Form 10-Q
period 1996-12-31
RALCORP HOLDINGS INC /MO
filed 1997-02-13
CIK 1029506

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996.


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________
        TO _________.


                       Commission file number:  1-12619.


                             RALCORP HOLDINGS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                      Missouri                   43-1766315
             (State of Incorporation)         (I.R.S. Employer
                                             Identification No.)


          800 Market Street, Suite 2900
                 St. Louis, MO                       63101
             (Address of principal                 (Zip Code)
               executive offices)


                                 (314) 877-7000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                Common Stock                 Outstanding Shares at
          par value $.01 per share             February 12, 1997
                                                  33,011,317

                            RALCORP HOLDINGS, INC.




INDEX

PART I.  FINANCIAL INFORMATION                                              PAGE

         Consolidated Statement of Earnings                                   1

         Condensed Consolidated Balance Sheet                                 2

         Condensed Consolidated Statement of Cash Flows                       3

         Notes to Condensed Consolidated Financial Statements                 4

         Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            7

         Unaudited Pro Forma Combined Financial Information                  12


PART II. OTHER INFORMATION

         Other Information                                                   17

         Exhibits and Reports on Form 8-K                                    17


                                     (i)

                             RALCORP HOLDINGS, INC.
                       CONSOLIDATED STATEMENT OF EARNINGS
                  (Dollars in millions except per share data)

                                                                                                 Three Months Ended
                                                                                                     December 31,
                                                                                                -----------------------
                                                                                                  1996            1995
                                                                                                -------         -------
Net Sales                                                                                       $ 292.9         $ 295.3
                                                                                                -------         -------

Costs and Expenses
  Cost of products sold                                                                           141.2           142.3
  Selling, general and administrative                                                              38.4            43.7
  Advertising and promotion                                                                        80.3            77.4
  Interest                                                                                          6.9             7.0
  Restructuring charge                                                                              4.6             0.9
                                                                                                -------         -------
                                                                                                  271.4           271.3
                                                                                                -------         -------

Earnings before Income Taxes                                                                       21.5            24.0
Income Taxes                                                                                        8.4             9.3
                                                                                                -------         -------

Net Earnings                                                                                    $  13.1         $  14.7
                                                                                                =======         =======

Earnings per Common Share                                                                       $   .40         $   .44
                                                                                                =======         =======

See Accompanying Notes to Condensed Consolidated Financial Statements.

                             RALCORP HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET
                                  (Condensed)
                             (Dollars in millions)

                                                                                           Dec. 31,            Sept. 30,
                                                                                             1996                1996
                                                                                           --------            ---------
                                ASSETS
Current Assets
  Cash
  Receivables, less allowance for doubtful
   accounts of $1.2 and $1.0, respectively                                                  $  74.0             $  75.5
  Inventories -
   Raw materials and supplies                                                                  26.6                26.5
   Finished products                                                                           65.8                76.8
  Prepaid expenses                                                                             14.5                14.2
                                                                                            -------             -------
    Total Current Assets                                                                      180.9               193.0
                                                                                            -------             -------

Investments and Other Assets                                                                  105.6                88.1
                                                                                            -------             -------
Deferred income taxes                                                                          22.6                23.4
                                                                                            -------             -------

Property at Cost                                                                              530.3               537.0
  Accumulated depreciation                                                                    222.9               214.4
                                                                                            -------             -------
                                                                                              307.4               322.6
                                                                                            -------             -------

      Total                                                                                 $ 616.5             $ 627.1
                                                                                            =======             =======
  LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Current maturities of long-term debt                                                      $    .3             $   1.8
  Accounts payable                                                                             43.9                54.7
  Income tax payable                                                                            1.0
  Other current liabilities                                                                    73.3                45.9
                                                                                            -------             -------
    Total Current Liabilities                                                                 118.5               102.4
                                                                                            -------             -------

Long-Term Debt                                                                                335.0               376.6
                                                                                            -------             -------
Other Liabilities                                                                              42.3                40.7
                                                                                            -------             -------
Shareholders' Equity
  Common stock                                                                                  0.3                 0.3
  Capital in excess of par value                                                              130.7               130.9
  Retained earnings (deficit)                                                                  12.9                (0.2)
  Common stock in treasury, at cost                                                           (22.4)              (22.7)
  Unearned portion of restricted stock                                                          (.8)                (.9)
                                                                                            -------             -------
    Total Shareholders' Equity                                                                120.7               107.4
                                                                                            -------             -------
      Total                                                                                 $ 616.5             $ 627.1
                                                                                            =======             =======

See Accompanying Notes to Condensed Consolidated Financial Statements.

                             RALCORP HOLDINGS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Condensed)
                             (Dollars in millions)

                                                                                                               Three Months Ended
                                                                                                                  December 31,
                                                                                                               ------------------
                                                                                                                1996        1995
                                                                                                               ------      ------
Cash Flow from Operations
  Net earnings                                                                                                 $ 13.1      $ 14.7
  Non-cash items included in income                                                                              10.7        11.5
  Restructuring charge                                                                                            4.6          .9
  Changes in assets and liabilities used in operations                                                           25.1        13.3
  Other, net                                                                                                      1.9         3.3
                                                                                                               ------      ------
    Net cash flow from operations                                                                                55.4        43.7
                                                                                                               ------      ------
Cash Flow from Investing Activities
  Property additions, net                                                                                       (11.0)      (16.0)
  Other, net                                                                                                     (1.3)       (0.6)
                                                                                                               ------      ------
    Net cash used by investing activities                                                                       (12.3)      (16.6)
                                                                                                               ------      ------

Cash Flow from Financing Activities
  Net cash flow used by debt                                                                                    (43.1)      (21.3)
  Treasury stock purchases                                                                                         -         (5.8)
                                                                                                               ------      ------
    Net cash used by financing activities                                                                       (43.1)      (27.1)
                                                                                                               ------      ------

Net Increase in Cash and Cash Equivalents                                                                          -          -
Cash and Cash Equivalents, Beginning of Year
                                                                                                               ------      ------

Cash and Cash Equivalents, End of Quarter                                                                      $  -        $  -
                                                                                                               ======      ======

See Accompanying Notes to Condensed Consolidated Financial Statements.

                             RALCORP HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996
                  (Dollars in millions except per share data)


NOTE 1 - SUBSEQUENT EVENTS

      On January 3, 1997, the United States Department of Justice gave final approval to the sale of Ralcorp's ski resort holdings to Vail Resorts, Inc. Effective on this date, the sale transaction, pending since first announced in July 1996, was closed. The value of this transaction was approximately $310 million, comprised of Vail assuming $165 million in Ralcorp debt and the balance being realized through the Company's approximate 22.7% ownership interest in the newly combined ski company, after giving effect to Vail's public stock offering. Vail stock began trading on the New York Stock Exchange on February 4, 1997.

      On January 31, 1997, the original Ralcorp Holdings, Inc. (Old Ralcorp) was merged with a subsidiary of General Mills, Inc. (the Merger). Immediately prior to the Merger, Old Ralcorp spun-off its private label cereal, branded baby food and private label cracker and cookie businesses (the Spin-Off) by distributing one share of New Ralcorp Holdings, Inc. Common Stock for each share of Old Ralcorp Common Stock owned as of the close of business on January 31, 1997. Immediately prior to the Spin-Off, New Ralcorp Holdings, Inc. (Ralcorp) changed its name to Ralcorp Holdings, Inc. and in the Merger, Old Ralcorp changed its name to General Mills Missouri, Inc. This completes the $570 transaction with General Mills that was first announced in August 1996. The $570 value was reached by General Mills assuming $215 in Ralcorp debt and funding the remaining $355 through the distribution of General Mills stock to Ralcorp shareholders of record on January 31, 1997.

      For financial reporting purposes, Ralcorp is a "successor registrant" to Old Ralcorp and, as such, the accompanying Ralcorp financial statements represent the historical financial position and results of operations of Old Ralcorp. Therefore, references to the "Company", for periods prior to January 31, 1997, are references to Old Ralcorp, without giving effect to the Merger or the Spin-Off.

NOTE 2 - PRESENTATION OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

      The accompanying unaudited historical financial statements of the Company have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in connection with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended September 30, 1996.

NOTE 3 - RESTRUCTURING CHARGE

      During the quarter ended December 31, 1996, the Company recorded a pre-tax restructuring charge of $4.6 ($2.9 after taxes or $.09 per common share) to cover expenses related to severance costs for certain employees whose jobs were eliminated in recent downsizing initiatives.

      In addition, during the fourth quarter of fiscal 1996 the Company recorded a pre-tax charge of $16.5 ($10.4 after taxes or $.31 per common share) to recognize the costs related to the restructuring of its ready-to-eat cereal subsidiary, Ralston Foods, as well as its corporate support groups.

      The restructuring charges and their utilization are summarized in the following table.

                             RALCORP HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996
                  (Dollars in millions except per share data)

                                                      1st Qtr.  Utilized in
                               FY 1996   Utilized in  FY 1997    1st Qtr.    Balance of
                               Charges     FY 1996    Charges     FY 1997     Reserve
                               --------  -----------  --------  -----------  ----------
Salaries, severance and
benefits                          $ 8.0      $ (5.0)      $4.6       $(1.8)        $5.8
Asset writedowns                    7.3        (7.3)         -                        -
Other                               1.2         (.5)         -                       .7
                                  -----      ------       ----       -----         ----

Total restructuring charge        $16.5      $(12.8)      $4.6       $(1.8)        $6.5
                                  =====      ======       ====       =====         ====

NOTE 4 - EARNINGS PER SHARE

      Earnings per common share for the quarters ended December 31, 1996 and 1995 are computed by using the weighted average number of shares of Ralcorp Common Stock outstanding for the periods then ended. Earnings per common share is computed independently for all of the periods presented, therefore, the sum of earnings per common share amounts for the quarters may not total the year-to-date. The weighted average numbers of common shares used for all periods are as follows:

     Quarter ended December 31, 1996................................32,883,000
     Quarter ended December 31, 1995................................33,116,000

     Actual outstanding shares of Ralcorp Common Stock at December 31, 1996 were 32,883,000.


NOTE 5 - INVESTMENTS AND OTHER ASSETS consists of the following:


                                      Dec. 31,     Sept. 30,
                                        1996         1996
                                     -----------  -----------
Intangible assets                          $42.8        $43.2
Property held for development               28.9         12.4
Investments in affiliated companies         30.5         29.1
Deferred charges and other assets            3.4          3.4
                                          $105.6        $88.1
                                     ===========  ===========

NOTE 6 - OTHER CURRENT LIABILITIES consists of the following:


                                      Dec. 31,     Sept. 30,
                                        1996          1996
                                     -----------  ------------
Accrued advertising and promotion          $31.4         $ 9.6
Restructuring and shutdown reserves          9.5           7.6
Other items                                 32.4          28.7
                                           $73.3         $45.9
                                     ===========  ============

                             RALCORP HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996
                  (Dollars in millions except per share data)



NOTE 7 - LONG-TERM DEBT

      The Company had available certain borrowings under credit agreements with a number of banks (Bank Credit Agreements). Provisions of the Bank Credit Agreements require that the Company maintain certain financial ratios and a minimum level of shareholders' equity. There is $275 available under the Bank Credit Agreements, as amended in March 1996, with a maturity date of March 12, 2001.

      At December 31, 1996 and September 30, 1996, long-term debt associated with the Company's businesses consisted of the following:


                                               Dec. 31,   Sept. 30,
                                                 1996        1996
                                              ----------  ----------
8.75% Notes due 2004                             $150.0      $150.0
Bank Credit Agreements                            160.0       200.1
10.85% and 11.15% Notes due 9/30/97
and 9/30/98                                                     3.0
Refunding Revenue Bonds Series 90
7.20%-7.875% due 9/2/98, 9/1/06 and 9/1/08         20.4        20.4
Refunding Revenue Bonds Series 91
7.125%-7.375% due 9/1/02 and 9/1/10                 3.0         3.0
Other                                               1.9         1.9
                                                 ------      ------
                                                  335.3       378.4
Less Current Portion                                (.3)       (1.8)
                                                 ------      ------
                                                 $335.0      $376.6
                                                 ======      ======

      Included in the Bank Credit Agreements line item, at December 31, 1996 and September 30, 1996, is $140.0 of bank debt that has been borrowed directly by the Company's Resort Operations and is fully guaranteed by the Company.

      Subsequent to December 31, 1996, as a result of completing the sale transactions described in "Note 1 - Subsequent Events" of this Form 10-Q, substantially all outstanding debt of the Company was assumed by Vail Resorts, Inc. and General Mills, Inc. as determined by the terms of the individual sale agreements.

                             RALCORP HOLDINGS, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

For financial reporting purposes, Ralcorp is a "successor registrant" to the Ralcorp Holdings, Inc. that was acquired by General Mills, Inc. on January 31, 1997 (Old Ralcorp) and, as such, all financial information of Ralcorp included in this discussion and the accompanying financial statements represent the historical financial information of Old Ralcorp. Therefore, references to the "Company", as they relate to financial information for periods prior to January 31, 1997, are references to Old Ralcorp.

HIGHLIGHTS

For the quarter ended December 31, 1996, sales and net earnings, excluding a restructuring charge against earnings, were $292.9 million and $16.0 million compared to $295.3 million and $15.3 million for the comparable prior year period, which also excludes a restructuring charge. Earnings per share excluding the charges in both periods were $.49 for the three months ended December 31, 1996 compared to $.46 in the prior year quarter. In the quarter ended December 31, 1996 the Company recorded a pre-tax restructuring charge of $4.6 million ($2.9 million after-tax or $.09 per share) to cover expenses related to severance costs for certain employees whose jobs were eliminated in recent downsizing initiatives. The pre-tax charge of $.9 million ($.6 million after-tax or $.02 per share) taken in the quarter ended December 31, 1995 was to cover employee-related expenses including, severance payments and out-placement costs related to the elimination of jobs at the Company's Cedar Rapids, Iowa oats manufacturing facility. Including these charges in both periods, net earnings and earnings per share for the first quarter of the current fiscal year were reduced to $13.1 million and $.40, respectively, compared to $14.7 million and $.44 for the same prior year period.

The Unaudited Pro Forma Combined Financial Information included elsewhere in this document, reflects the pro forma results of operations and financial position of the Ralcorp businesses assuming the sales of the Company's Branded Business and Resort Operations were completed as of the beginning of the periods presented, for combined statements of earnings purposes, and as of December 31, 1996, for combined balance sheet purposes. The sale of Resort Operations to Vail Resorts, Inc. was completed on January 3, 1997 and the sale of the Branded Business to General Mills, Inc. was completed on January 31, 1997.

On a pro forma basis, excluding the above mentioned restructuring charges, sales, net earnings and earnings per share for the quarter ended December 31, 1996 were $121.8 million, $1.8 million and $.06, respectively, compared to sales of $124.5 million, a net loss of $3.3 million and a loss per share of $.10 for the same period of the prior year. On a pro forma basis, including the restructuring charges, operations for the quarter ended December 31, 1996 resulted in a net loss of $1.1 million, or $.03 per share, compared to a net loss of $3.9 million, or $.12 per share for the prior year quarter ended December 31, 1995. Since Ralcorp did not operate during the periods shown, the unaudited pro forma information may not necessarily reflect future results of operations or what the results of operations would have been had the formation of Ralcorp and its related businesses occurred at the beginning of the periods shown.

                           BUSINESS SEGMENT INFORMATION
                          THREE MONTHS ENDED DECEMBER 31
                             Sales                         Operating Profit
                       1996          1995             1996                1995
                   ------------  ------------     -------------       -------------
Consumer Foods           $263.7        $267.9             $36.2 *            $33.2  **
Resort Operations          29.2          27.4              (1.3)                .6
                         ------        ------             -----              -----
                         $292.9        $295.3             $34.9              $33.8
                         ======        ======             =====              =====
*   Excludes $4.6 million pre-tax restructuring charge related to employee severance.
**  Excludes $.9 million pre-tax Cedar Rapids restructuring
    charge.





CONSUMER FOODS

Consumer Foods sales decreased 1.6% or $4.2 million when comparing the first quarter of fiscal 1997 to the first quarter of fiscal 1996, primarily on lower branded and private label cereal sales, partially offset by the continued strong performance from the CHEX MIX snack product line and volume gains by the Bremner private label cracker and cookie and Beech-Nut baby food businesses. Although private label cereal volume declined approximately 4.5% in the current year's first quarter, it faced a difficult comparison due to the favorable volume performance in the same quarter of the prior year. A strong CHEX Winter Party Mix promotion resulted in comparable quarter to quarter volume levels for the mainline CHEX product line. The branded cereal volume decline again came from the continued weakening of the smaller fractional share brands.

Consumer Foods operating profit, excluding restructuring charges in both periods, increased $3.0 million in the current quarter over the same prior year period due primarily to the performance improvements in the CHEX MIX snack product line, partially offset by higher advertising and promotion spending and volume declines in branded and private label cereals. Beech-Nut baby food operating profit for the first quarter of fiscal 1997 was even with last year as favorable volume increases were offset by similar rises in ingredient and production costs. Operating profit of the Bremner cracker and cookie operation increased slightly on a quarter to quarter comparison as improved volumes and a favorable product mix were partially offset by higher costs.

RESORT OPERATIONS

Resort Operations recorded a first quarter fiscal 1997 operating loss of $1.3 million compared to an operating profit for the same period of the prior year of $.6 million. The operating profit in the first quarter of fiscal 1996 was the first time in its history Resort Operations recorded operating profit in the three-month period ended December 31st. An increase in skier visits in the current quarter resulted in a $1.8 million sales improvement, higher operating costs and lower room nights, however, more than offset the sales gains. In addition, bitterly cold temperatures over the important Christmas holiday and the fact that Christmas fell mid-week, also hampered performance.

As mentioned earlier, the Company completed the sale of its Resort Operations to Vail Resorts, Inc. on January 3, 1997. Following the sale, and after giving effect to Vail's public stock offering, Ralcorp retained an approximate 22.7% ownership interest in the newly formed ski company, which is now the largest in North America. Vail stock began trading on the New York Stock Exchange on February 4, 1997.

RESULTS OF OPERATIONS

Cost of products sold as a percentage of sales for the quarters ended December 31, 1996 and 1995 were 48.2%. Selling, general and administrative expense as a percent of sales declined to 13.1% in the first quarter of the current year compared to 14.8% in the prior period. This decline is due to reduced systems costs in the current quarter as the prior year's first quarter included significant new system implementation costs. In addition, the first quarter of fiscal 1997 benefited from reduced depreciation expense, a result of the fixed asset impairment charge taken by the Company in the fourth quarter of fiscal 1996. See "Note 4 - Nonrecurring Charges" in the "Notes to Consolidated Financial Statements" included in the Company's Annual Report on Form 10-K for additional discussion of this impairment charge. Advertising and promotion expenses increased to 27.4% of sales from 26.2% in the prior year period due to increased spending to support the CHEX Winter Party Mix promotion and maintain branded cereal volumes. Income taxes were 39.1% of earnings before income taxes in the current quarter compared to 38.7% in the year ago period.

FINANCIAL CONDITION

The Company's primary source of liquidity is cash flow from operations, which increased to $55.4 million for the three months ended December 31, 1996 compared to $43.7 million for the same period in the prior year, primarily due to a current year decline in inventory balances and a less significant decline in accounts payable. Net working capital, excluding cash and current maturities of long-term debt, was $62.7 million at December 31, 1996 compared to $92.4 million at September 30, 1996.

Property additions decreased to $11.0 million for the first quarter of fiscal 1997 compared to $16.0 million in the prior year quarter. During the first quarter of fiscal 1996 the Company repurchased $5.8 million of its Common Stock. The Company transacted no stock repurchases during the quarter ended December 31, 1996. As a result of first quarter activity, total debt declined by $43.1 million to $335.3 million compared to $378.4 million at September 30, 1996. As a percent of total capitalization, total debt improved in the quarter to 73.5% compared to 77.9% at September 30, 1996.

OUTLOOK

Management expects that Ralcorp will be negatively affected by the competitive environment that exists in the ready-to-eat cereal category. To be successful, Ralcorp must achieve and maintain an effective price gap between its private label products and those products of top branded cereal competitors. Ralcorp management intends to take the steps necessary to remove excess costs from its cereal operations in order to attain a cost basis that will allow maintenance of an adequate price gap and still provide a quality alternative to branded cereals. However, management anticipates that it will take time to identify and act on those cost saving initiatives, and that during this transition, the financial results of Ralcorp's cereal operations will be under significant pressure.

In light of the anticipated cost restructuring during the transition described above, Ralcorp will take a restructuring charge in the second quarter of fiscal 1997, after completion of the Spin-Off and the Merger. The amount of the restructuring charge is currently estimated to be in the range of $20-$25 million and will cover both process efficiency initiatives and headcount reductions throughout all cereal operations and corporate support groups. This restructuring charge has not been recorded as of December 31, 1996 since the Merger was subject to shareholder approval and any restructuring charge is directly attributable to completion of the Merger. Accordingly, by attaining the approval of shareholders through a special shareholder vote on January 31, 1997, the restructuring charge will be recorded in the second quarter of fiscal 1997.

The outlook for the remainder of Ralcorp's businesses is generally positive. In baby foods, despite a declining birth rate in the United States, Beech-Nut has been able to record operating profit increases by continuing to focus on the production of high quality baby food products. The production of quality products, maintaining its presence in key regional areas and continued emphasis on controlling and cutting costs, create a positive outlook for Beech-Nut. Based on its position in the baby food category, however, Beech-Nut will continue to face significant competitive pressures, principally from the baby food market leader, Gerber Products Company. The Bremner cracker and cookie business has performed well over the last two full fiscal years, recording improvements in both sales and operating profit. With regard to the Bremner cracker and cookie business, management anticipates continuing to improve earnings through new product introductions, adding new customers and improving sales mix towards higher margin products. In addition, a major capital project at the Bremner manufacturing plant completed during the fourth quarter of fiscal 1996 has allowed the production and shipping of private label shredded wheat cereals and crackers to begin during the first quarter of fiscal 1997. Bremner does face significant competition, however, from large branded and regional private label cracker and cookie manufacturers.

RALCORP LIQUIDITY

As a result of the sales of the Branded Business and Resort Operations, Ralcorp has emerged as an essentially debt free company, which provides Ralcorp financial flexibility. To meet its on-going working capital needs Ralcorp has obtained a $50 million working capital credit facility. The proceeds of the facility may be used to fund Ralcorp's working capital needs, capital expenditures, and other general corporate purposes. Provisions of the $50 million credit facility require Ralcorp to maintain certain financial ratios and a minimum level of shareholders' equity.

Management believes that Ralcorp will be able to generate positive operating cash flows through its mix of businesses and expects that future liquidity requirements will be met through a combination of existing cash balances, operating cash flow and, as necessary, use of borrowings available under its working capital credit facility.

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis. The Company's results of operations and liquidity status may differ materially from those in the forward-looking statements. Such statements are based on management's current views and assumptions, and involve risks and uncertainties that could affect expected results. For example any of the following factors cumulatively or individually may impact expected results:

     (i) If the Company is unable to maintain a meaningful price gap between its private label cereal products and the branded products of its competitors, then the Company's cereal business could continue incurring significant operating losses;

     (ii) If the Company's cereal business incurs losses more than offsetting the combined profits of its other businesses, then the Company will be unable to borrow under its credit facility and the repayment of outstanding borrowings, if any, at that time could be accelerated by the lenders;

     (iii) If the events in (ii) above occur, the Company would have to renegotiate its credit facility or obtain alternate sources of financing on terms significantly more restrictive (such as being secured) and expensive than the Company's existing credit facility; and

     (iv) The Company's businesses compete in mature segments with competitors having large percentages of segment sales and profit growth depends largely on the ability to successfully introduce new products and manage costs across all parts of the Company.

                            RALCORP HOLDINGS, INC.
              UNAUDITED PRO FORMA COMBINED FINANCIAL INFORMATION

Ralcorp was organized for the purpose of effecting the Spin-Off and the Merger and has no operating history as an independent company. The Ralcorp historical financial statements presented in the "Ralcorp Historical" columns on the following unaudited pro forma combined financial statements reflect periods during which the various spun-off businesses operated as divisions or subsidiaries of Old Ralcorp. Because these historical financial statements are the historical financial statements of Old Ralcorp, they also include the results of operations and financial position of the branded cereal and snack businesses (the Branded Business), which Ralcorp has agreed to sell to General Mills and the Resort Operations, which Ralcorp has agreed to sell to Vail Resorts, Inc. Therefore, the historical financial statements do not reflect the combined results of operations or financial position that would have existed had Ralcorp been an independent company. Since Ralcorp did not operate during the periods shown, the unaudited pro forma information may not necessarily reflect future results of operations or what the results of operations would have been had the formation of Ralcorp and its related businesses occurred at the beginning of the periods shown.

The pro forma combined statement of earnings for the three months ended December 31, 1996 presents the combined results of Ralcorp's operations assuming that the sale of the Branded Business and the sale of the Resort Operations had occurred as of October 1, 1996. The pro forma combined statement of earnings for the year ended September 30, 1996 presents the combined results of Ralcorp's operations assuming that both sale transactions had occurred as of October 1, 1995. Both statements of earnings have been prepared by adjusting the historical statements of earnings for the effect of costs and expenses and the recapitalization which might have occurred had the Spin-Off and the sale of the Resort Operations occurred at the beginning of each respective period.

The pro forma combined balance sheet at December 31, 1996 presents the combined financial position of Ralcorp assuming the Spin-Off and the sale of the Resort Operations had occurred at that date. This balance sheet data has been prepared by adjusting the historical balance sheet for the effect of assets, liabilities and recapitalization which might have occurred had the Spin-Off and the sale of the Resort Operations occurred on December 31, 1996.

The "Branded Business" and "Resort Operations" columns in the pro forma combined statements of earnings represent the combined historical results of operations of the Branded Business and the consolidated historical results of operations of the Resort Operations, respectively. The "Branded Business" column in the pro forma combined balance sheet at December 31, 1996 represents the specific assets and liabilities of the Branded Business that will be acquired by General Mills. The "Resort Operations" column in the pro forma combined balance sheet at December 31, 1996 represents the consolidated financial position of the Resort Operations at December 31, 1996.

Please read the Notes to the Unaudited Pro Forma Combined Financial Information for a discussion of adjustments made to the historical financial information in order to calculate the Ralcorp pro forma financial information.

                             RALCORP HOLDINGS, INC.
                    PRO FORMA COMBINED STATEMENT OF EARNINGS
                      (in millions except per share data)
                      Three Months Ended December 31, 1996


                                                                                             Pro Forma
                                                                                            Adjustments
                                            Ralcorp        Branded        Resort      -------------------------        Pro Forma
                                          Historical      Business       Operations     Debit          Credit           Ralcorp
                                          ------------     ---------     ----------   --------        ---------        ----------
Net Sales                                 $      292.9     $  (141.9)    $    (29.2)                                    $  121.8
                                          ------------     ---------     ----------   --------        ---------         --------
Costs and Expenses
  Cost of products sold                          141.2         (34.7)         (25.7)       1.0  (a)                         81.8
  Selling, general and
      administrative                              38.4         (14.9)          (3.4)       5.5  (a)                         25.6
  Advertising and promotion                       80.3         (66.5)          (1.4)                                        12.4
  Equity earnings in
      Vail Resorts                                                                                        1.2  (b)          (1.2)
  Interest expense                                 6.9          (1.1)          (2.8)                      2.7  (c)           0.3
  Restructuring charge                             4.6            --                                                         4.6
                                          ------------     ---------     ----------   --------        ---------         --------
                                                 271.4        (117.2)         (33.3)       6.5            3.9              123.5
                                          ------------     ---------     ----------   --------        ---------         --------
Earnings before
    Income Taxes                                  21.5         (24.7)           4.1       (6.5)          (3.9)              (1.7)
Income Taxes                                       8.4          (9.5)           1.6                       1.1  (d)          (0.6)
                                          ------------     ---------     ----------   --------        ---------         --------
Net Earnings                              $       13.1     $   (15.2)    $      2.5   $   (6.5)       $  (5.0)          $   (1.1)
                                          ============     =========     ==========   ========        =========         ========

Earnings per common share (e)             $        .40                                                                  $   (.03)
                                          ============                                                                  ========

Outstanding shares of common stock (e)            32.9                                                                      32.9
                                          ============                                                                  ========

                             RALCORP HOLDINGS, INC.
                    PRO FORMA COMBINED STATEMENT OF EARNINGS
                      (in millions except per share data)
                         Year Ended September 30, 1996


                                                                                              Pro Forma
                                                                                              Adjustments
                                            Ralcorp        Branded        Resort        ------------------------        Pro Forma
                                          Historical      Business      Operations       Debit            Credit         Ralcorp
                                          ----------      --------      ----------      -------          -------         --------
Net Sales                                 $  1,027.4      $ (386.7)     $   (135.4)                                      $  505.3
                                          ----------      --------      ----------      -------          -------         --------
Costs and Expenses
  Cost of products sold                        536.8        (114.1)          (91.7)         5.7  (a)                        336.7
  Selling, general and
      administrative                           177.6         (52.5)          (14.6)        15.3  (a)                        125.8
  Advertising and promotion                    233.3        (162.5)           (6.1)                                          64.7
  Equity earnings in
      Vail Resorts                                                                                           4.5  (b)        (4.5)
  Interest expense                              26.8          (4.2)          (10.5)                         11.1  (c)         1.0
  Nonrecurring charge                          109.5                                                                        109.5
  Restructuring charge                          16.5          (2.5)                                                          14.0
                                          ----------      --------      ----------      -------          -------         --------
                                             1,100.5        (335.8)         (122.9)        21.0             15.6            647.2
                                          ----------      --------      ----------      -------          -------         --------
Earnings before
    Income Taxes                               (73.1)        (50.9)          (12.5)       (21.0)           (15.6)          (141.9)
Income Taxes                                   (26.3)        (19.3)           (5.3)                          2.1  (d)       (53.0)
                                          ----------      --------      ----------      -------          -------         --------
Net Earnings                              $    (46.8)     $  (31.6)     $     (7.2)     $ (21.0)         $ (17.7)        $  (88.9)
                                          ==========      ========      ==========      =======          =======         ========

Earnings per common share (e)             $    (1.42)                                                                    $  (2.69)
                                          ==========                                                                     ========

Outstanding shares of common stock (e)          33.0                                                                         33.0
                                          ==========                                                                     ========

                            RALCORP HOLDINGS, INC.
                        PRO FORMA COMBINED BALANCE SHEET
                          (in millions except shares)
                               December 31, 1996

                                                                                       Pro Forma
                                          Ralcorp     Branded        Resort           Adjustments           Pro Forma
                                         Historical   Business     Operations      Debit       Credit        Ralcorp
                                         ----------   --------     ----------   -----------    ------      ----------
Assets                                                                                                D
Current assets:
   Cash                                    $    -      $    -        $     -      $ 17.7 (f)   $ 17.7 (g)     $    -
   Receivables, less allowance for
     doubtful accounts                       74.0                       (7.8)                                   66.2
   Inventories                               92.4       (14.9)          (5.5)                                   72.0
   Prepaid expenses                          14.5                       (0.3)                     0.7 (h)       13.5
                                         --------      ------        -------      ------       ------         ------
     Total current assets                   180.9       (14.9)         (13.6)       17.7         18.4          151.7
   Equity investment in Vail Resorts                                                37.3 (i)                    37.3
   Deferred income taxes                     22.6                       12.3         2.8 (h)                    37.7
   Investments and other assets             105.6       (24.4)         (95.2)       24.4 (f)                    10.4
                                         --------      ------        -------      ------       ------         ------
   Property at cost                         530.3       (85.8)        (209.1)                                  235.4
     Accumulated depreciation               222.9       (49.8)         (74.6)                                   98.5
                                         --------      ------        -------      ------       ------         ------
                                            307.4       (36.0)        (134.5)          -            -          136.9
                                         --------      ------        -------      ------       ------         ------
     Total assets                          $616.5      $(75.3)       $(231.0)     $ 82.2       $ 18.4         $374.0
                                         ========      ======        =======      ======       ======         ======

Liabilities and Shareholders' Equity
Current Liabilities:
   Current maturities of
     long-term debt                          $0.3                      ($0.3)                                   $0.0
   Accounts payable and accrued
     liabilities                            118.2       (29.2)         (26.7)                                   62.3
                                         --------      ------        -------      ------       ------         ------
     Total current liabilities              118.5       (29.2)         (27.0)          -            -           62.3
Long-term debt                              335.0                     (164.7)     $212.4 (j)     42.1 (f)          -
Other liabilities                            42.3        (4.2)          (2.0)                                   36.1
Commitments and contingencies
General Mills common stock                                                         357.6 (j)    357.6 (k)          -
Equity:
   Shareholders' equity:
     Common stock -- $.01 par
       value, issued shares
       33,924,848, outstanding
       shares 32,883,355                      0.3                                                                0.3
     Capital in excess of
       par value                            130.7                                   22.4 (l)                   108.3
     Retained (deficit) earnings             12.9                                    4.7 (g)    516.4 (j)      167.0
                                                                                   357.6 (k)
Common stock in treasury, at
   cost -- 989,742 shares                   (22.4)                                               22.4 (l)          -
Unearned portion of restricted
  stock awards                               (0.8)                                                0.8 (m)          -
                                         --------      ------        -------      ------       ------         ------
     Total shareholders' equity             120.7           -              -       384.7        539.6          275.6
                                         --------      ------        -------      ------       ------         ------
     Total liabilities and
       shareholder's equity                $616.5      $(33.4)       $(193.7)     $597.1       $581.7         $374.0
                                         ========      ======        =======      ======       ======         ======

                             RALCORP HOLDINGS, INC.

          Notes to Unaudited Pro Forma Combined Financial Information

(a) To reflect the fixed costs (i.e., fixed manufacturing, information systems, general administrative and corporate overhead) included in the combined historical results of operations of the Branded Business that will be absorbed by Ralcorp upon completion of the sale of the Branded Business.
(b) To reflect Ralcorp's equity earnings in Vail Resorts. The equity earnings include $.5 million, for the three months ended December 31, 1996, and $1.9 million, for the fiscal year ended September 30, 1996, of amortization income. The amortization income is the result of the basis difference between the net book value of the Resort Operations' net assets contributed to Vail Resorts and Ralcorp's approximate 22% equity interest in Vail Resorts' net assets. This basis difference is being amortized ratably over 20 years.
(c) To reduce interest expense due to General Mills assuming $212.4 million of Ralcorp debt upon completion of the sale of the Branded Business. Residual interest expense shown of $.3 million, for the three months ended December 31, 1996, and $1.0 million, for the fiscal year ended September 30, 1996, is related to estimated revolving credit facility debt needed to finance working capital.
(d) To reflect the tax effect of the pro forma adjustments shown at an effective rate of 38%.
(e) The weighted average number of shares used to compute Ralcorp earnings per share is based on the weighted average number of Ralcorp common shares outstanding during the three months ended December 31, 1996 and during the fiscal year ended September 30, 1996.
(f) To record $42.1 million of new indebtedness to be incurred by Ralcorp immediately prior to the merger and to be assumed by General Mills as a result of the merger. Cash proceeds from this debt will be primarily used for the settlement of transaction expenses described in footnote (g).
(g) Adjustment to reflect payment of transaction expenses. Expenses incurred in connection with the dispositions are estimated at approximately $42.1 million, consisting of payments for legal, accounting and investment banking fees, redemption of common stock purchase rights, accelerated vesting and cash settlement of stock options and the net assets adjustment. Payments estimated at $4.7 million for the accelerated vesting and cash settlement of stock options will not be recorded as a reduction to the gain described in footnote (j).
(h) To reflect the write off of the current and deferred tax assets and liabilities associated with the specific assets and liabilities of the Branded Business that will be acquired by General Mills once the distribution has been effected.
(i) To record Ralcorp's equity investment in Vail Resorts, which represents the book value of the net assets contributed to Vail Resorts, as presented in the "Resorts Operations" column of the pro forma combined balance sheet. Due to the structure of the transaction, it is accounted for as a non-monetary exchange. Accordingly, no gain or loss on sale will be recorded by Ralcorp.
(j) To record the disposition of the Branded Business and the related gain on sale. Proceeds of $570 million are comprised of approximately $357.6 million of General Mills common stock, received by Ralcorp shareholders, and the assumption of approximately $212.4 million in debt and accrued interest by General Mills. Following is the calculation of the gain on sale to be recorded by Ralcorp (in millions):


Proceeds                                                 $570.0
Net assets of Branded Business                            (41.9)  (n)
Current deferred tax assets                                 (.7)  (h)
Deferred tax liabilities                                    2.8   (h)
Transaction expenses                                      (17.7)  (g)
Cash settlement of stock options                            4.7   (g)
Accelerated amortization of restricted stock awards         (.8)  (m)
                                                     ----------
Gain on sale                                             $516.4   (j)
                                                     ==========

(k) To reflect the deemed distribution of approximately $357.6 million of the proceeds from the sale of the Branded Business. These proceeds are in the form of General Mills common stock distributed by General Mills directly to Ralcorp shareholders in the merger.

(l)  To retire treasury stock outstanding as of the merger date.
(m)  To record the accelerated amortization of restricted stock awards.
(n) Amount represents the specific net assets of the Branded Business, which are reflected in the "Branded Business" column of the pro forma combined balance sheet, that will be acquired by General Mills once the distribution has been effected. While General Mills will acquire all the operations of the Branded Business, certain assets and of the Branded Business will not be transferred to General Mills. The most significant items not transferred are (i) the historical receivables associated with the Branded Business, which are being retained by Ralcorp because it is impracticable to separate the Branded Business receivables from the receivables associated with Ralcorp's remaining private label foods businesses, and (ii) the fixed assets associated with manufacturing plants (other than Ralcorp's Cincinnati plant, which will be transferred to General Mills) that historically have produced both Branded Business products and private label products, and that will be retained by Ralcorp. In addition, a portion of Ralcorp's long-term debt was allocated to the Branded Business for purposes of the historical balance sheet, but is not reflected under the "Branded Business" column because the transfer of Ralcorp debt is separately reflected under the column "Pro Forma Adjustments."

PART II OTHER INFORMATION

There is no information to be reported under any items except indicated below.

Item 6   Exhibits and Reports on Form 8-K.

(a)      Exhibits

3.1      Restated Articles of Incorporation of the Company

10.1 Credit Agreement dated as of January 31, 1997 among Ralcorp Holdings, Inc., the Lenders named therein and the First National Bank of Chicago, as Agent

10.2 Reorganization Agreement dated as of January 31, 1997 by and among Ralcorp Holdings, Inc., New Ralcorp Holdings, Inc., Ralston Foods, Inc., Chex, Inc. and General Mills, Inc.

10.3 Trademark Agreement dated as of January 31, 1997 by and among Ralcorp Holdings, Inc., New Ralcorp Holdings, Inc. and Chex, Inc.

10.4 Technology Agreement dated as of January 31, 1997 by and among Ralcorp Holdings, Inc., New Ralcorp Holdings, Inc. and Chex, Inc.

10.5 Tax Sharing Agreement dated as of January 31, 1997 between Ralcorp Holdings, Inc. and New Ralcorp Holdings, Inc.

10.6 Transition Services - Supply Agreement dated as of January 31, 1997 between Chex, Inc. and New Ralcorp Holdings, Inc.

10.7 Second Amendment to Agreement and Plan of Merger dated January 29, 1997 by and among Ralcorp Holdings, Inc., General Mills, Inc. and General Mills Missouri, Inc.

10.8 Third Amendment to Agreement and Plan of Merger dated January 31, 1997 by and among Ralcorp Holdings, Inc., General Mills, Inc. and General Mills Missouri, Inc.

10.9 Shareholder Agreement dated as of January 3, 1997 among Vail Resorts Inc., Ralston Foods, Inc. and Apollo Ski Partners L.P.

27       Financial Data Schedule

(b)      Reports of Form 8-K

         (i) On January 31, 1997, the Company filed a report on Form 8-K announcing the completion of its spin-off and the change of the Company's name from "New Ralcorp Holdings, Inc." to "Ralcorp Holdings, Inc."

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          RALCORP HOLDINGS, INC.


                                          By:   /s/  T. G. Granneman
                                             ----------------------------------
                                                Duly Authorized Signatory, and
                                                Chief Accounting Officer

February 13, 1997

                            RALCORP HOLDINGS, INC.
                                  FORM 10-Q
                              DECEMBER 31, 1996
                                EXHIBIT INDEX


3.1      Restated Articles of Incorporation of the Company

10.1 Credit Agreement dated as of January 31, 1997 among Ralcorp Holdings, Inc., the Lenders named therein and the First National Bank of Chicago, as Agent

10.2 Reorganization Agreement dated as of January 31, 1997 by and among Ralcorp Holdings, Inc., New Ralcorp Holdings, Inc., Ralston Foods, Inc., Chex, Inc. and General Mills, Inc.

10.3 Trademark Agreement dated as of January 31, 1997 by and among Ralcorp Holdings, Inc., New Ralcorp Holdings, Inc. and Chex, Inc.

10.4 Technology Agreement dated as of January 31, 1997 by and among Ralcorp Holdings, Inc., New Ralcorp Holdings, Inc. and Chex, Inc.

10.5 Tax Sharing Agreement dated as of January 31, 1997 between Ralcorp Holdings, Inc. and New Ralcorp Holdings, Inc.

10.6 Transition Services - Supply Agreement dated as of January 31, 1997 between Chex, Inc. and New Ralcorp Holdings, Inc.

10.7 Second Amendment to Agreement and Plan of Merger dated January 29, 1997 by and among Ralcorp Holdings, Inc., General Mills, Inc. and General Mills Missouri, Inc.

10.8 Third Amendment to Agreement and Plan of Merger dated January 31, 1997 by and among Ralcorp Holdings, Inc., General Mills, Inc. and General Mills Missouri, Inc.

10.9 Shareholder Agreement dated as of January 3, 1997 among Vail Resorts Inc., Ralston Foods, Inc. and Apollo Ski Partners L.P.

27       Financial Data Schedule