Form 10-Q
period 1997-03-31
RALCORP HOLDINGS INC /MO
filed 1997-05-15
CIK 1029506

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997.

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______.


                       Commission file number:   1-12619

                             RALCORP HOLDINGS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


        Missouri                                            43-1766315
(State of Incorporation)                                 (I.R.S. Employer
                                                        Identification No.)

 800 Market Street, Suite 2900
         St. Louis, MO                                         63101
     (Address of principal                                  (Zip Code)
      executive offices)

                               (314) 877-7000
            (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes [ X ]     No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Common Stock                           Outstanding Shares at
       par value $.01 per share                         May 13, 1997
                                                         33,011,317

                             RALCORP HOLDINGS, INC.

INDEX

PART I.    FINANCIAL INFORMATION                                          PAGE

  Item 1.     Financial Statements

           Consolidated Statement of Earnings                                1

           Condensed Consolidated Balance Sheet                              2

           Condensed Consolidated Statement of Cash Flows                    3

           Notes to Condensed Consolidated Financial Statements              4

           Unaudited Pro Forma Combined Financial Information                9

  Item 2.     Management's Discussion and Analysis of Financial
              Condition and Results of Operations                           13

  Item 3.     Quantitative and Qualitative Disclosures About Market Risk    17

PART II.      OTHER INFORMATION

           Other Information                                                18

           Exhibits and Reports on Form 8-K                                 18







                                      (i)

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
                                       RALCORP HOLDINGS, INC.
                                 CONSOLIDATED STATEMENT OF EARNINGS
                             (Dollars in millions except per share data)


                                                            Three Months Ended                   Six Months Ended
                                                                  March 31,                           March 31,
                                                       -----------------------------      ------------------------------
                                                            1997            1996                1997            1996
                                                       -------------  --------------      --------------  --------------
Net Sales                                                   $ 161.4          $277.4             $ 454.3           $572.7
                                                       ------------   -------------       -------------   --------------
Costs and Expenses
  Cost of products sold                                        94.3           139.4               235.5            281.7
  Selling, general and administrative                          38.8            44.2                77.2             87.9
  Advertising and promotion                                    29.0            53.7               109.3            131.1
  Interest expense, net                                         1.0             6.4                 7.9             13.4
  Gain on Branded Sale                                       (516.5)                             (516.5)
  Restructuring charge                                         18.4             (.9)               23.0
  Equity earnings in Vail Resorts                             (10.5)                              (10.5)
                                                       ------------   -------------       -------------   --------------
                                                             (345.5)          242.8               (74.1)           514.1
                                                       ------------   -------------       -------------   --------------
Earnings before Income Taxes                                  506.9            34.6               528.4             58.6
Income Taxes                                                   (3.5)           13.4                 4.9             22.7
                                                       ------------   -------------       -------------   --------------
Net Earnings                                                $ 510.4          $ 21.2             $ 523.5           $ 35.9
                                                       ============   =============       =============   ==============
Earnings per Common Share                                   $ 15.47          $  .64             $ 15.91           $ 1.09
                                                       ============   =============       =============   ==============


See Accompanying Notes to Condensed Financial Statements.

                               RALCORP HOLDINGS, INC.
                             CONSOLIDATED BALANCE SHEET
                                    (Condensed)
                               (Dollars in millions)



                                                        March 31,            Sept. 30,
                                                           1997                 1996
                                                      -------------        -------------
                  ASSETS
Current Assets
 Cash and cash equivalents                                   $ 20.0
 Receivables, less allowance for doubtful
 accounts of $1.1 and $1.0, respectively                       49.8              $ 75.5
 Inventories -
 Raw materials and supplies                                    19.7                26.5
 Finished products                                             53.1                76.8
 Prepaid expenses                                              10.8                14.2
                                                      -------------        ------------
  Total Current Assets                                        153.4               193.0
                                                      -------------        ------------
Investments and Other Assets                                   58.9                88.1
                                                      -------------        ------------
Deferred income taxes                                          36.8                23.4
                                                      -------------        ------------
Property at Cost                                              237.6               537.0
 Accumulated depreciation                                     101.7               214.4
                                                      -------------        ------------
                                                              135.9               322.6
                                                      -------------        ------------
Total                                                        $385.0              $627.1
                                                      =============        ============

   LIABILITIES AND SHAREHOLDERS EQUITY
Current Liabilities
 Current maturities of long-term debt                        $    -              $  1.8
 Accounts payable                                              25.0                54.7
 Income tax payable                                             2.4
 Other current liabilities                                     42.1                45.9
                                                      -------------        ------------
  Total Current Liabilities                                    69.5               102.4
                                                      -------------        ------------
Long-Term Debt                                                    -               376.6
                                                      -------------        ------------
Other Liabilities                                              37.2                40.7
                                                      -------------        ------------
Shareholders Equity
  Common stock                                                   .3                  .3
  Capital in excess of par value                              109.7               130.9
  Retained earnings                                           168.3                 (.2)
  Common stock in treasury, at cost                               -               (22.7)
  Unearned portion of restricted stock                            -                 (.9)
                                                      -------------        ------------
  Total Shareholders Equity                                   278.3               107.4
                                                      -------------        ------------
  Total                                                      $385.0              $627.1
                                                      =============        ============

See Accompanying Notes to Condensed Financial Statements.

                               RALCORP HOLDINGS, INC.
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (Condensed)
                                (Dollars in millions)




                                                                Six Months Ended
                                                                   March 31,
                                                           --------------------------
                                                               1997          1996
                                                           ------------  ------------
Cash Flow from Operations
 Net earnings                                                  $ 523.5        $ 35.9
 Restructuring charge ($23.0 less payments of $16.0)               7.0
 Gain on sale of Branded Business                               (516.5)
 Non-cash items included in income                                16.6          22.8
 Changes in assets and liabilities used in operations             13.2          (6.4)
 Other, net                                                       (4.6)          6.4
                                                           -----------   -----------
  Net cash flow from operations                                   39.2          58.7
                                                           -----------   -----------
Cash Flow from Investing Activities
 Property additions, net                                         (15.5)        (28.5)
 Other, net                                                        (.6)         (1.7)
                                                           -----------   -----------
  Net cash used by investing activities                          (16.1)        (30.2)
                                                           -----------   -----------
Cash Flow from Financing Activities
 Net cash flow used by debt                                       (3.1)        (21.5)
 Treasury stock purchases                                            -          (7.0)
                                                           -----------   -----------
  Net cash used by financing activities                           (3.1)        (28.5)
                                                           -----------   -----------
Net Increase in Cash and Cash Equivalents                         20.0           0.0
Cash and Cash Equivalents, Beginning of Year
                                                           -----------   -----------

Cash and Cash Equivalents, End of Period                       $  20.0        $   .0
                                                           ===========   ===========

See Accompanying Notes to Condensed Financial Statements.

                            RALCORP HOLDINGS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1997
                 (Dollars in millions except per share data)


NOTE 1 - SALE TRANSACTIONS

         On January 3, 1997, the United States Department of Justice approved the sale of Ralcorp's ski resort holdings to Vail Resorts, Inc. Effective on this date, the sale transaction, pending since first announced in July 1996, was closed. The value of this transaction was approximately $310 million, comprised of Vail assuming $165 million in Ralcorp debt and the balance being realized through the Company's approximate 22.7% ownership interest in the newly combined ski company, after giving effect to Vail's public stock offering. Vail stock began trading on the New York Stock Exchange on February 4, 1997.

         On January 31, 1997, the original Ralcorp Holdings, Inc. (Old Ralcorp) was merged with a subsidiary of General Mills, Inc. (the Merger). Immediately prior to the Merger, Old Ralcorp spun-off its private label cereal, branded baby food and private label cracker and cookie businesses (the Spin-Off) by distributing one share of New Ralcorp Holdings, Inc. Common Stock for each share of Old Ralcorp Common Stock owned as of the close of business on January 31, 1997. Immediately prior to the Spin-Off, New Ralcorp Holdings, Inc. (Ralcorp) changed its name to Ralcorp Holdings, Inc. and in the Merger, Old Ralcorp changed its name to General Mills Missouri, Inc. This completed the $570 transaction with General Mills that was first announced in August 1996. The $570 value was reached by General Mills assuming $215 in Ralcorp debt and funding the remaining $355 through the distribution of General Mills stock to Ralcorp shareholders of record on January 31, 1997.

         For financial reporting purposes, Ralcorp is a "successor registrant" to Old Ralcorp and, as such, the accompanying Ralcorp financial
         statements     represent the historical financial position and results
         of operations of Old Ralcorp, for periods prior to January 31, 1997, and Ralcorp, for subsequent periods. Therefore, references to the "Company", for periods prior to January 31, 1997, are references to Old Ralcorp, without giving effect to the Merger or the Spin-Off.

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

NOTE 3 - GAIN ON SALE OF THE BRANDED BUSINESS

         During the quarter ended March 31, 1997, the Company recorded a $516.5 tax-free gain related to the sale of its branded cereal and snack business (Branded Business) to General Mills, Inc. on January 31, 1997. This is, however, only a preliminary amount as certain provisions contained in the sale contract with General Mills have yet to be finalized. It is expected that all outstanding issues will be addressed by the end of the Company's current fiscal year, at which time the final gain on sale amount can be recorded.

                            RALCORP HOLDINGS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1997
                 (Dollars in millions except per share data)


NOTE 4 - SALE OF RESORT OPERATIONS

         In accordance with Accounting Principles Board Opinion No. 29 - "Accounting for Nonmonetary Transactions" (APB 29), the Resort
         Operations     sale transaction with Vail Resorts, Inc. has been
         treated as a nonmonetary exchange. The assumption of debt and the issuance of equity qualifies this transaction as being nonmonetary in nature. Therefore, by meeting the provisions of APB 29, the initial equity investment in Vail has been recorded at Ralcorp's net book value of assets contributed, or $39.3. This initial equity investment is then increased by the pre-tax amount of the Company's equity interest in the earnings of Vail, which through March 31, 1997 was $10.5. Included as a component of the Company's equity earnings is $.9 of amortization income. This amortization income is the result of the basis difference between the net book value of the net assets contributed to Vail and the Company's 22.7% equity interest in the Vail net assets. The basis difference, which can not be finalized until all appropriate purchase price allocations have taken place, is being amortized over twenty years.

NOTE 5 - RESTRUCTURING CHARGES

         During the quarter ended March 31, 1997, the Company recorded a pre-tax restructuring charge of $18.4 ($11.6 after taxes or $.35 per common share) to cover costs associated with the sale of the Company's Branded Business, including severance payments to employees whose jobs were eliminated and financial penalties related to the early termination of information systems contracts. The level of systems support included in these contracts was no longer warranted after the Branded Business sale.


         In the quarter ended December 31, 1996, the Company recorded a pre-tax restructuring charge of $4.6 ($2.9 after taxes or $.09 per common share). This charge covered severance costs for certain employees whose jobs were eliminated in recent downsizing initiatives.

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


                                                      Six months  Utilized in
                               FY 1996   Utilized in   FY 1997    Six months   Balance of
                               Charges     FY 1996     Charges      FY 1997     Reserve
                               --------  -----------  ----------  -----------  ----------
Salaries, severance and
 benefits                         $ 8.0      $ (5.0)       $10.6      $(10.1)       $ 3.5
Asset writedowns                    7.3        (7.3)         3.2        (1.8)         1.4
Contract penalties                                           6.2        (6.2)           -
Other                               1.2         (.5)         3.0         (.1)         3.6
                               ----------------------------------------------------------
 Total restructuring charge       $16.5      $(12.8)       $23.0      $(18.2)       $ 8.5
                               ==========================================================

                            RALCORP HOLDINGS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1997
                 (Dollars in millions except per share data)


NOTE 6 - EARNINGS PER SHARE

         Earnings per common share for the quarter and six month periods ended March 31, 1997 and 1996 are computed by using the weighted average number of shares of Ralcorp Common Stock outstanding for the periods then ended. Earnings per common share is computed independently for all of the periods presented, therefore, the sum of earnings per common share amounts for the quarters may not total the year-to-date. The weighted average numbers of common shares used for all periods are as follows:

               Quarter ended March 31, 1997....................32,990,000
               Quarter ended March 31, 1996....................33,015,000
               Six months Ended March 31, 1997.................32,937,000
               Six months Ended March 31, 1996.................33,066,000

         Actual outstanding shares of Ralcorp Common Stock at March 31, 1997 were 33,011,000.


NOTE 7 - RECEIVABLES consists of the following:

                                               Mar. 31,     Sept. 30,
                                                 1997         1996
                                              -----------  -----------
         Trade receivables                    $     32.2   $     63.3
         Other                                      18.7         13.2
         Allowance for doubtful accounts            (1.1)        (1.0)
                                              ----------   ----------
                                              $     49.8   $     75.5
                                              ==========   ==========

NOTE 8 - INVESTMENTS AND OTHER ASSETS consists of the following:


                                                  Mar. 31,     Sept. 30,
                                                    1997         1996
                                                ------------  -----------
         Intangible assets                      $        7.4  $      43.2
         Property held for development                     -         12.4
         Investments in affiliated companies            49.8         29.1
         Deferred charges and other assets               1.7          3.4
                                                ------------  -----------
                                                $       58.9  $      88.1
                                                ============  ===========

NOTE 9 - OTHER CURRENT LIABILITIES consists of the following:


                                                 Mar. 31,     Sept. 30,
                                                   1997          1996
                                                -----------  ------------
         Accrued advertising and promotion      $      14.3  $        9.6
         Restructuring and shutdown reserves           11.4           7.6
         Other items                                   16.4          28.7
                                                -----------  ------------
                                                $      42.1  $       45.9
                                                ===========  ============

                            RALCORP HOLDINGS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1997
                 (Dollars in millions except per share data)


NOTE 10 - CHANGE IN SHAREHOLDERS' EQUITY



                                                                             Common Stock
                                                              Capital        in Treasury,                      Unearned
                                          Common Stock          in             at Cost            Retained    Portion of
                                       ------------------                 ------------------                  Restricted
                                       Shares    Amount       Excess      Shares    Amount        Earnings      Stock
                                       -------  ---------     -------     -------  ---------     -----------  ----------
BALANCE, SEPT. 30, 1996                  33,925         $.3     $130.9      (1,008)    $(22.7)        $   (.2)       $(.9)
  Net earnings                                                                                          523.5
  Activity under stock plans                (52)                  (1.1)        146        2.6
  Amortization of restricted
   stock                                                                                                               .1
  Acceleration of restricted
   stock                                                                                                               .8
  Distribution of GMI Stock                                                                            (355.0)
  Retire treasury stock                    (862)                 (20.1)        862       20.1
                                      -----------------------------------------------------------------------------------
BALANCE, MARCH 31, 1997                  33,011          .3     $109.7           -     $    -         $ 168.3        $  -
                                      ===================================================================================

NOTE 11 - LONG-TERM DEBT

         As of March 31, 1997, the Company had no long-term debt outstanding. As discussed in "Note 1 - Sale Transactions" of this Form 10-Q, terms of the individual sale agreements provided that Vail Resorts, Inc. assume $165 of Company debt as partial consideration for the Company's ski resort operations and General Mills, Inc. assume the remaining $215 of Company debt as partial consideration for the Company's branded cereal and snack business.



         At September 30, 1996, long-term debt associated with the Company's businesses consisted of the following:


                                                           Sept. 30,
                                                              1996
                                                           ----------
             8.75% Notes due 2004                           $  150.0
             Bank Credit Agreements                            200.1
             10.85% and 11.15% Notes due 9/30/97
               and 9/30/98                                       3.0
             Refunding Revenue Bonds Series 90
               7.20%-7.875% due 9/2/98, 9/1/06 and 9/1/08       20.4
             Refunding Revenue Bonds Series 91
               7.125%-7.375% due 9/1/02 and 9/1/10               3.0
             Other                                               1.9
                                                           ---------
                                                               378.4
             Less Current Portion                               (1.8)
                                                           ---------
                                                            $  376.6
                                                           =========





      Included in the Bank Credit Agreements line item, at September 30, 1996, is $140.0 of bank debt that had been borrowed directly by the Company's Resort Operations and fully guaranteed by the Company.

                            RALCORP HOLDINGS, INC.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1997
                 (Dollars in millions except per share data)


         To meet its on-going working capital needs Ralcorp has obtained a $50 working capital credit facility. The proceeds of the facility may be used to fund Ralcorp's working capital needs, capital expenditures, and other general corporate purposes. Provisions of the $50 credit facility require the Company to maintain certain financial ratios and a minimum level of shareholders' equity.

NOTE 12 - SUBSEQUENT EVENT

         On April 21, 1997, the Company completed the purchase of a private label cracker and cookie operation, the Wortz Company. Wortz, which will be operated as part of the Company's Bremner operation, is headquartered in Poteau, OK, and had sales in its latest fiscal year of approximately $65. The acquisition was financed by a combination of available cash, and debt under the Company's credit facility.

                             RALCORP HOLDINGS, INC.
               UNAUDITED PRO FORMA COMBINED FINANCIAL INFORMATION

Ralcorp was organized for the purpose of effecting the Spin-Off and the Merger and has operated as an independent company only since January 31, 1997. The Ralcorp historical financial statements presented in the "Ralcorp Historical" column of the unaudited pro forma combined statement of earnings for the six months ended March 31, 1997, reflects four months, October 1, 1996 through January 31, 1997, during which the various spun-off businesses operated as divisions or subsidiaries of Old Ralcorp. Likewise, the "Ralcorp Historical" column of the unaudited pro forma combined statement of earnings for the year ended September 30, 1996 reflects an entire year during which the various spun-off businesses were divisions or subsidiaries of Old Ralcorp. These historical financial statements include the results of operations of the branded cereal and snack businesses (the Branded Business), which Ralcorp sold to General Mills on January 31, 1997 and the Resort Operations, which Ralcorp sold to Vail Resorts, Inc. on January 3, 1997. Therefore, the historical financial statements do not reflect the combined results of operations that would have existed had Ralcorp been an independent company. Since Ralcorp did not operate independently during the entire periods shown, the unaudited pro forma information may not necessarily reflect future results of operations or what the results of operations would have been had the formation of Ralcorp and its related businesses occurred at the beginning of the periods shown.

The pro forma combined statement of earnings for the six months ended March 31, 1997 presents the combined results of Ralcorp's operations assuming that the sale of the Branded Business and the sale of the Resort Operations had occurred as of October 1, 1996. The pro forma combined statement of earnings for the year ended September 30, 1996 presents the combined results of Ralcorp's operations assuming that both sale transactions had occurred as of October 1, 1995. Both statements of earnings have been prepared by adjusting the historical statements of earnings for the effect of costs and expenses and the recapitalization which might have occurred had the Spin-Off and the sale of the Resort Operations occurred at the beginning of each respective period.

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

                                          RALCORP HOLDINGS, INC.
                                 PRO FORMA COMBINED STATEMENT OF EARNINGS
                                    (in millions except per share data)
                                      Six Months Ended March 31, 1997

                                                                                  Pro Forma
                                                                                 Adjustments
                                     Ralcorp      Branded       Resort     ------------------------           Pro Forma
                                   Historical    Business    Operations     Debit           Credit             Ralcorp
                                   ----------    --------    ----------    --------         -------           ---------
Net Sales                            $ 454.3     $(172.5)       $(33.1)                                         $248.7
                                   ---------     -------     ---------     -------          ------            --------
Costs and Expenses
  Cost of products sold                235.5       (43.4)        (27.5)        1.4    (a)                        166.0
  Selling, general and
    administrative                      77.2       (20.9)         (3.5)        6.1    (a)      3.3      (g)       55.6
  Advertising and promotion            109.3       (78.1)         (1.8)                                           29.4
  Gain on Branded Sale                (516.5)                                516.5    (f)                            -
  Equity earnings in
    Vail Resorts                       (10.5)                                                  2.3      (b)      (12.8)
  Interest expense, net                  7.9        (1.4)         (2.8)                        4.0      (c)        (.3)
  Restructuring charge                  23.0           -                                      18.4      (h)        4.6
                                   ---------     -------     ---------     -------          ------            --------
                                       (74.1)     (143.8)        (35.6)      524.0            28.0               242.5
                                   ---------     -------     ---------     -------          ------            --------
Earnings before
 Income Taxes                          528.4       (28.7)          2.5      (524.0)          (28.0)                6.2
Income Taxes                             4.9       (11.2)          1.0                        (7.7)     (d)        2.4
                                   ---------     -------     ---------     -------          ------            --------
Net Earnings                         $ 523.5     $ (17.5)       $  1.5     $(524.0)         $(20.3)             $  3.8
                                   =========     =======     =========     =======          ======            ========
Earnings per common share (e)        $ 15.91                                                                    $  .12
                                   =========                                                                  ========
Outstanding shares of common
stock (e)                               32.9                                                                      32.9
                                   =========                                                                  ========

                                          RALCORP HOLDINGS, INC.
                                 PRO FORMA COMBINED STATEMENT OF EARNINGS
                                   (in millions except per share data)
                                      Year Ended September 30, 1996


                                                                        Pro Forma
                                                                       Adjustments
                                Ralcorp    Branded     Resort    -----------------------         Pro Forma
                               Historical  Business  Operations   Debit          Credit           Ralcorp
                               ----------  --------  ----------  -------         -------         ---------
Net Sales                       $1,027.4   $(386.7)    $(135.4)                                   $ 505.3
                               ---------   -------   ---------                                   --------
Costs and Expenses
Cost of products sold              536.8    (114.1)      (91.7)     5.7    (a)                      336.7
Selling, general and
 administrative                    177.6     (52.5)      (14.6)    15.3    (a)                      125.8
Advertising and promotion          233.3    (162.5)       (6.1)                                      64.7
Equity earnings in
 Vail Resorts                                                                       4.5    (b)       (4.5)
Interest expense                    26.8      (4.2)      (10.5)                    11.1    (c)        1.0
Nonrecurring charge                109.5                                                            109.5
Restructuring charge                16.5      (2.5)                                                  14.0
                               ---------   -------   ---------   ------          ------          --------
                                 1,100.5    (335.8)     (122.9)    21.0            15.6             647.2
                               ---------   -------   ---------   ------          ------          --------
Earnings before
 Income Taxes                      (73.1)    (50.9)      (12.5)   (21.0)          (15.6)           (141.9)
Income Taxes                       (26.3)    (19.3)       (5.3)                     2.1    (d)      (53.0)
                               ---------   -------   ---------   ------          ------          --------
Net Earnings                    $  (46.8)  $ (31.6)    $  (7.2)  $(21.0)         $(17.7)          $ (88.9)
                               =========   =======   =========   ======          ======          ========
Earnings per common share (e)   $  (1.42)                                                         $ (2.69)
                               =========                                                         ========
Outstanding shares of common
 stock (e)                          33.0                                                             33.0
                               =========                                                         ========

                             RALCORP HOLDINGS, INC.

          Notes to Unaudited Pro Forma Combined Financial Information

(a) To reflect the fixed costs (i.e., fixed manufacturing, information systems, general administrative and corporate overhead) included in the combined historical results of operations of the Branded Business that will be absorbed by Ralcorp with the sale of the Branded Business.
(b) To reflect Ralcorp's equity earnings in Vail Resorts. The equity earnings include $.9 million, for the six months ended March 31, 1997, and $1.9 million, for the fiscal year ended September 30, 1996, of amortization income. The amortization income is the result of the basis difference between the net book value of the Resort Operations' net assets contributed to Vail Resorts and Ralcorp's approximate 22.7% equity interest in Vail Resorts' net assets. This basis difference is being amortized ratably over 20 years.
(c) To reduce interest expense due to General Mills assuming $215.0 million of Ralcorp debt upon the sale of the Branded Business. Interest income shown of $.3 million, for the six months ended March 31, 1997, reflects residual interest earned on short term investments. Residual interest expense shown of $1.0 million, for the fiscal year ended September 30, 1996, is related to estimated revolving credit facility debt needed to finance working capital.
(d) To reflect the tax effect of the pro forma adjustments shown at an effective rate of 38%.
(e) The weighted average number of shares used to compute Ralcorp earnings per share is based on the weighted average number of Ralcorp common shares outstanding during the six months ended March 31, 1996 and during the fiscal year ended September 30, 1996.
(f) To eliminate the tax-free gain on sale of the Branded Business reflected in the historical statement of earnings.
(g) To eliminate certain expenses incurred directly as a result of the two sale transactions.
(h) To eliminate the amount of the second quarter of fiscal 1997 restructuring charge that was specifically related to the sale of the Branded Business.

Item 2.
                             RALCORP HOLDINGS, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

For financial reporting purposes, Ralcorp is a "successor registrant" to the Ralcorp Holdings, Inc. that was acquired by General Mills, Inc. on January 31, 1997 (Old Ralcorp) and, as such, all financial information of Ralcorp included in this discussion and the accompanying financial statements represent the historical financial information of Old Ralcorp, for periods prior to January 31, 1997, and Ralcorp, for subsequent periods. Therefore, references to the "Company", as they relate to financial information for periods prior to January 31, 1997, are references to Old Ralcorp.

HIGHLIGHTS

For the quarter ended March 31, 1997, sales and net earnings, were $161.4 million and $5.5 million (excluding a $18.4 million pre-tax restructuring charge and a one-time, tax-free gain of $516.5 million) compared to $277.4 million and $20.6 million for the comparable prior year period (excluding a one-time gain of $.9 million, pre-tax). Earnings per share (excluding the respective one-time items in both periods) were $.17 for the three months ended March 31, 1997 compared to $.62 in the prior year quarter. The second quarter of fiscal 1997 includes only one month of the Company's branded cereal and snack operations, compared to three months in the prior fiscal year second quarter. The Company sold its branded cereal and snack business (Branded Business) to General Mills, Inc. on January 31, 1997, for $570 million, comprised of $355 million in General Mills stock for distribution to Ralcorp shareholders and the assumption of $215 million in Ralcorp debt.

During the quarter ended March 31, 1997 the Company recorded a pre-tax restructuring charge of $18.4 million ($11.6 million after-tax or $.35 per share) to cover costs associated with the sale of the Company's Branded Business on January 31, 1997, including severance payments to employees whose jobs were eliminated and certain penalties related to the early termination of information systems contracts. Also, in the quarter ended March 31, 1997, the Company recorded a $516.5 million ($15.65 per share) tax-free gain related to the sale of its Branded Business to General Mills, Inc. The pre-tax gain of $.9 million ($.6 million after-tax or $.02 per share) recorded in the quarter ended March 31, 1996 related to the sale of the Company's promotional fulfillment and coupon management subsidiary. Including these items, net earnings and earnings per share were $510.4 million and $15.47, respectively, for the second quarter of the current fiscal year and $21.2 million and $.64 for the same prior year period.

For the first six months of fiscal 1997, the Company recorded sales of $454.3 million and net earnings and earnings per share of $21.5 million and $.65, respectively, again excluding the second quarter fiscal 1997 restructuring charge and tax-free gain on sale of the Branded Business, as well as a separate severance related restructuring charge recorded in the current fiscal year's first quarter. The total of the pre-tax restructuring charges recorded in the six-month period ended March 31, 1997 was $23.0 million ($14.5 million or $.44 per share after taxes). The tax-free gain on sale of the Branded Business was $516.5 million or $15.70 per share for the initial six months of fiscal 1997. For the six-month period ended March 31, 1996, the Company had sales, net earnings and earnings per share of $572.7 million, $35.9 million and $1.09, respectively. For comparison purposes, however, it must be noted that the six month period of the current fiscal year includes only four months of results from the Branded Business and three months and three days of Ralston Resort operations, while the same period of the prior fiscal year includes six months of these operations.

The Unaudited Pro Forma Combined Financial Information included elsewhere in this document, reflects the pro forma results of operations of the Ralcorp businesses assuming the sales of the Company's Branded Business and Resort Operations were completed as of the beginning of the periods presented, for combined statements of earnings purposes. The Condensed Consolidated Balance Sheet at March 31, 1997 fully reflects both sale transactions, therefore, no pro forma balance sheet is presented. The sale of Resort Operations to Vail Resorts, Inc. was completed on January 3, 1997 and the sale of the Branded Business to General Mills, Inc. was completed on January 31, 1997.

On a pro forma basis, excluding the restructuring charge taken in the first quarter of fiscal 1997, sales, net earnings and earnings per share for the six months ended March 31, 1997 were $248.7 million, $6.7 million and $.20, respectively, compared to sales of $257.5 million, net earnings of $1.9 million and earnings per share of $.06 for the same period of the prior year. The six month period ended March 31, 1996 did not include any nonrecurring items. On a pro forma basis, including the first quarter fiscal 1997 restructuring charge, operations for the six months ended March 31, 1997 resulted in net earnings of $3.8 million, or $.12 per share. Since Ralcorp, exclusive of the Branded Business and Resort Operations, operated for only the months of February and March 1997, the unaudited pro forma information may not necessarily reflect future results of operations or what the results of operations would have been had the formation of Ralcorp and its related businesses occurred at the beginning of the periods shown.

DISCUSSION OF BUSINESSES

With the sale of its Resort Operations on January 3, 1997 to Vail Resorts, Inc., the Company operates solely in the Consumer Foods segment, while maintaining an equity interest in Vail Resorts, Inc.

CONSUMER FOODS

Comparisons of operating results in the Consumer Foods segment on a historical basis are complicated by the fact that the operations of the Company's Branded Business are included only through January 31, 1997, the date of the Branded Business sale to General Mills.

Consumer Foods sales of $157.5 million for the second quarter of fiscal 1997 represents a decrease of 21.6% or $43.4 million when comparing to the second quarter of fiscal 1996. Sales in the Consumer Foods segment for the six months ended March 31, 1997 fell $47.6 million, or 10.2%, to $421.2 million compared to the six months ended March 31, 1996. These period to period declines were primarily due to the inclusion of Branded Business operations through January 1997 only. For the current year's quarter and six months, private label cereal volume declined approximately 4.5% reflecting the negative impact of branded cereal price reductions that began in April 1996. Beech-Nut baby food sales were down on a quarter-to-quarter basis and for the comparative six-month periods primarily on difficult comparisons to the a record volume performance in the second quarter of fiscal 1996. Bremner cracker and cookie sales continued to post favorable increases in both the quarter and six-month periods of the current fiscal year compared to the same periods of the prior year on favorable volume growth and the addition of new product sales.

Consumer Foods operating profit, excluding the current quarter's $18.4 million pre-tax restructuring charge and the $.9 pre-tax in gain in the prior year's second quarter, was flat for the quarter ended March 31, 1997 compared to the same quarter of fiscal 1996. The Branded Business, despite operating as part of the Company for the month of January 1997 only, was able to generate improved operating results over those achieved for a full quarter in the prior year. This favorable performance was offset by a decline in the operating profit of the Beech-Nut baby food business, which experienced lower volume, partially offset by improved pricing. Bremner second quarter fiscal 1997 operating profit was flat to prior year on the negative impact of certain one-time items, namely, reserves taken in the current year quarter to cover costs related to a minor fire at its Kentucky manufacturing plant, and costs of certain packaging changes.

For the six months, Consumer Foods operating profit, excluding the $23.0 million pre-tax restructuring charges, increased $2.9 million, due primarily to the improved performance of the branded cereal and snack business. Beech-Nut baby food operating profit for the first six months of fiscal 1997 was down compared to the prior year, as the benefit of improved pricing was not able to offset the decline from historically high volume levels. Operating profit of the Bremner cracker and cookie operation increased slightly between six-month periods as improved volumes and a favorable product mix were partially offset by higher costs.

EQUITY EARNINGS IN VAIL RESORTS, INC.

On January 3, 1997, Ralcorp sold its three Colorado ski resort properties of Keystone, Breckenridge and Arapahoe Basin to Vail Resorts, Inc. in exchange for the assumption of $165 million in Ralcorp debt and a 22.7%, post-IPO, equity interest in the combined Vail Resorts. As a result of this 22.7% ownership interest in Vail, Ralcorp recorded, in the second quarter of fiscal 1997, $10.5 million, pre-tax, in equity earnings, or $.20 per share, after taxes.

RESULTS OF OPERATIONS

Cost of products sold as a percentage of sales was 58.4% for the current year second quarter compared to 50.3% for the same quarter of the prior year, and for the six months ended March 31, 1997, increased to 51.8% of sales from 49.2% in the same prior year period. Selling, general and administrative expense as a percent of sales increased significantly for both the current year quarter and six month periods compared to the same periods of the prior year. Such increases in expense categories can be attributed to the elimination of significant portions of the Company's operating revenues through the Branded Business sale and sale of Resort Operations, while much of the cost structure that was historically in place to support the larger corporation had not yet been reduced. In addition, the products associated with the Branded Business were the products with higher margins, their elimination also had a negative effect on costs as a percentage of sales. Advertising and promotion expense as a percentage of sales, however, has declined on a quarter-to-quarter comparison, reflecting the reduced level of advertising and promotional support necessary for a primarily private label company. Income taxes were 38.7% of earnings before income taxes, restructuring charges and equity earnings in the first six months of the current year, unchanged from the year-ago period.

FINANCIAL CONDITION

The Company's primary source of liquidity is cash flow from operations, which decreased to $39.2 million for the six months ended March 31, 1997 compared to $58.7 million for the same period in the prior year, primarily due to the reduced level of net earnings, excluding the tax-free gain on sale, resulting from the two sale transactions completed in this year's second quarter. Partially offsetting the earnings decrease, was the favorable cash flow impact of reduced operating assets, primarily inventories and accounts receivable. Net working capital, excluding cash and current maturities of long-term debt, was $63.9 million at March 31, 1997 compared to $92.4 million at September 30, 1996.

Property additions decreased to $15.5 million for the first six months of fiscal 1997 compared to $28.5 million in the prior year six month period. During the six month period ended March 31, 1996 the Company repurchased $7.0 million of its Common Stock. The Company transacted no stock repurchases during the same period of fiscal 1997. As a result of the Branded Business and Resort Operations sales in January 1997, Ralcorp emerged debt free at March 31, 1997 compared to total debt of $378.4 million at September 30, 1996.

ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 - "Earnings per Share" (FAS 128). This Statement establishes standards for computing and presenting earnings per share and applies to entities with publicly held common stock or potential common stock. FAS 128 simplifies the standards for computing earnings per share previously found in APB Opinion No. 15 - "Earnings per Share". FAS 128 replaces the presentation of primary earnings per share with basic earnings per share. As applicable, FAS 128 retains the presentation of fully diluted earnings per share for those entities with complex capital structures. The provisions of FAS 128 are effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted and restatement of all prior period earnings per share is required. Upon initial review of FAS 128, Company management believes that the provisions of this Statement will not have a significant effect on the Company's historical calculations of earnings per share.

OUTLOOK

Management expects that Ralcorp will continue to be negatively affected by the competitive environment that exists in the ready-to-eat cereal category. To be successful, Ralcorp must maintain an effective price gap between its private label products and those products of top branded cereal competitors. Ralcorp has only recently been able to reestablish that gap. Ralcorp management is in the process of removing excess costs from its cereal operations in order to attain a cost basis that will allow maintenance of an adequate price gap and still provide a quality alternative to branded cereals.

To reflect expenses associated with removing excess costs, Ralcorp recorded a restructuring charge in the second quarter of fiscal 1997. The amount of the restructuring charge was $18.4 million, pre-tax, and covers costs associated with the sale of the Branded Business, including, both process efficiency initiatives and headcount reductions throughout all cereal operations and corporate support groups, as well as certain financial penalties incurred through early contract termination/modification. Restructuring initiatives are progressing according to management's intentions. Barring any unforeseen upheaval in the cereal category, Ralcorp management expects its private label cereal business to return to consistent profitability sometime in fiscal 1998.

In baby foods, despite a disappointing second quarter of fiscal 1997, in which comparisons were difficult, results were still in line with historical quarterly performances. The significant competitive pressures under which Beech-Nut operates as well as the continued decline in the United States birth rate, are important concerns for the management of Beech-Nut. However, Beech-Nut will continue to focus on the production of quality products, maintaining its presence in key regional markets and continued emphasis on controlling and cutting costs. With regard to the Bremner cracker and cookie business, management anticipates continuing to improve earnings through new product introductions, adding new customers and improving sales mix towards higher margin products. The benefit of new products is beginning to be realized with the introduction of private label shredded wheat cereals and woven wheat crackers. Despite recent positive performance, Bremner still faces significant competition from large branded and regional private label cracker and cookie manufacturers. Bremner was able to enhance its competitive position with the acquisition of the Wortz Company on April 21, 1997. Wortz, a private label cracker and cookie operation headquartered in Poteau, OK, had sales in its latest fiscal year of approximately $65 million. The acquisition was financed through a combination of available cash, and debt under the Company's credit facility.

RALCORP LIQUIDITY

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

     (ii) If the Company's cereal business incurs losses more than offsetting the combined profits of its other businesses and equity earnings from the Vail investment, then the Company will be unable to borrow under its credit facility and the repayment of outstanding borrowings, if any, at that time could be accelerated by the lenders;

     (iii) In light of its significant ownership in Vail Resorts, Inc., the Company's non-cash earnings can be adversely affected by Vail's unfavorable performance; and

     (iv) The Company's businesses compete in mature segments with competitors having large percentages of segment sales. The Company's profit growth depends largely on the ability to successfully introduce new products and aggressively manage costs across all parts of the Company.



Item 3.
           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II  OTHER INFORMATION

There is no information to be reported under any items except indicated below.


Item 6. Exhibits and Reports on Form 8-K.

     (a)     Exhibits

      10.1 Stock Purchase Agreement Among Bremner, Inc. and all of the shareholders of the Wortz Company dated March 14, 1997.

      27     Financial Data Schedule.

      (B)    Reports on Form 8-K.

      None


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   RALCORP HOLDINGS, INC.


                                   By:     /s/  T. G. Granneman
                                        ------------------------------
                                        Duly Authorized Signatory, and
                                        Chief Accounting Officer


May 14, 1997

                             RALCORP HOLDINGS, INC.

                                 EXHIBIT INDEX


No.

10.1 Stock Purchase Agreement Among Bremner, Inc. and all of the shareholders of the Wortz Company dated March 14, 1997.

27         Financial Data Schedule.