Form 10-Q
period 1997-06-30
RALCORP HOLDINGS INC /MO
filed 1997-08-14
CIK 1029506

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997.

(  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ------ TO -------.

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes (x)   No (   )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Common Stock              Outstanding Shares at
             par value $.01 per share           August 11, 1997
                                                   33,011,317

                             RALCORP HOLDINGS, INC.

INDEX
PART I.  FINANCIAL INFORMATION                                            PAGE
                                                                          ----
  Item 1.      Financial Statements

       Consolidated Statement of Earnings                                   1

       Condensed Consolidated Balance Sheet                                 2

       Condensed Consolidated Statement of Cash Flows                       3

       Notes to Condensed Consolidated Financial Statements                 4

       Unaudited Pro Forma Combined Financial Information                  10

  Item 2.      Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         14

  Item 3.      Quantitative and Qualitative Disclosures About
               Market Risk                                                 19


PART II.  OTHER INFORMATION

       Other Information                                                   20

       Exhibits and Reports on Form 8-K                                    20



                                    (i)

                         PART I - FINANCIAL INFORMATION

                             RALCORP HOLDINGS, INC.
                       CONSOLIDATED STATEMENT OF EARNINGS
                  (Dollars in millions except per share data)
                                                Three Months Ended  Nine Months Ended
                                                      June 30,          June 30,
                                                   1997     1996     1997      1996
                                                   ----     ----     ----      ----
Net Sales                                         $140.7   $230.1   $ 595.0    $802.8
                                                  ------   ------   -------    ------

Costs and Expenses
  Cost of products sold                             92.9    126.6     328.4     408.3
  Selling, general and administrative               24.6     44.6     101.8     132.5
  Advertising and promotion                         15.7     58.1     125.0     189.2
  Interest expense, net                               .2      6.8       8.1      20.2
  Gain on Branded Sale                               -        -      (516.5)
  Restructuring charges                              -       20.7      23.0      20.7
  Equity (earnings) loss in Vail Resorts             2.6      -        (7.9)
                                                  ------   ------   -------    ------
                                                   136.0    256.8      61.9     770.9
                                                  ------   ------   -------    ------
Earnings (Loss) before Income Taxes                  4.7    (26.7)    533.1      31.9
Income Taxes                                         1.6    (10.4)      6.5      12.3
                                                  ------   ------   -------    ------

Net Earnings (Loss)                               $  3.1   $(16.3)  $ 526.6    $ 19.6
                                                  ======   ======   =======    ======


Earnings (Loss) per Common Share                  $  .09   $ (.50)  $ 15.98    $  .59
                                                  ======   ======   =======    ======


See Accompanying Notes to Condensed Financial Statements.

                             RALCORP HOLDINGS, INC.
                           CONSOLIDATED BALANCE SHEET
                                  (Condensed)
                             (Dollars in millions)
                                                      June 30,       Sept. 30,
                                                        1997           1996
                                                        ----           ----
                          ASSETS
Current Assets
  Cash                                                 $  7.4         $  --
  Receivables, less allowance for doubtful
    accounts of $1.2 and $1.0, respectively              54.3           75.5
  Inventories -
    Raw materials and supplies                           20.3           26.5
    Finished products                                    52.9           76.8
  Prepaid expenses                                       11.0           14.2
                                                       ------         ------
    Total Current Assets                                145.9          193.0
                                                       ------         ------

Investments and Other Assets                             75.4           88.1
                                                       ------         ------
Deferred Income Taxes                                    35.9           23.4
                                                       ------         ------

Property at Cost                                        273.5          537.0
  Accumulated depreciation                              118.2          214.4
                                                       ------         ------
                                                        155.3          322.6
                                                       ------         ------

      Total                                            $412.5         $627.1
                                                       ------         ------

           LIABILITIES AND SHAREHOLDERS EQUITY
Current Liabilities
  Current maturities of long-term debt                 $  --          $  1.8
  Accounts payable                                       31.5           54.7
  Income taxes payable                                    2.6
  Other current liabilities                              44.4           45.9
                                                       ------         ------
    Total Current Liabilities                            78.5          102.4
                                                       ------         ------

Long-Term Debt                                           14.4          376.6
                                                       ------         ------
Other Liabilities                                        38.2           40.7
                                                       ------         ------
Shareholders' Equity
  Common stock                                             .3             .3
  Capital in excess of par value                        109.7          130.9
  Retained earnings                                     171.4           (0.2)
  Common stock in treasury, at cost                                    (22.7)
  Unearned portion of restricted stock                                   (.9)
                                                       ------         ------
    Total Shareholders' Equity                          281.4          107.4
                                                       ------         ------
      Total                                            $412.5         $627.1
                                                       ------         ------

See Accompanying Notes to Condensed Financial Statements.

                              RALCORP HOLDINGS, INC.
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Condensed)
                              (Dollars in millions)
                                                                Nine Months Ended
                                                                     June 30,
                                                                 1997       1996
                                                                 ----       ----
Cash Flow from Operations
  Net earnings                                                 $ 526.6     $ 19.6
  Restructuring charges ($23.0 less payments of $17.0)             6.0
  Restructuring charge                                                       20.7
  Gain on sale of Branded Business                              (516.5)
  Non-cash items included in income                               21.9       34.4
  Changes in assets and liabilities used in operations            21.2       (1.2)
  Other, net                                                      (0.7)       7.7
                                                               -------     ------
    Net cash flow from operations                                 58.5       81.2
                                                               -------     ------

Cash Flow from Investing Activities
  Acquisition of business                                        (41.4)
  Property additions, net                                        (17.9)     (46.5)
  Other, net                                                      (3.1)      (4.6)
                                                               -------     ------
    Net cash used by investing activities                        (62.4)     (51.1)
                                                               -------     ------

Cash Flow from Financing Activities
  Net proceeds from (payments on) long-term borrowings            11.3      (21.6)
  Repurchases of common stock                                                (8.5)
                                                               -------     ------
    Net cash provided (used) by financing activities              11.3      (30.1)
                                                               -------     ------

Net Increase in Cash and Cash Equivalents                          7.4        -
Cash and Cash Equivalents, Beginning of Year
                                                               -------     ------

Cash and Cash Equivalents, End of Period                       $   7.4     $  -
                                                               =======     ======


See Accompanying Notes to Condensed Financial Statements.

                             RALCORP HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                  (Dollars in millions except per share data)

NOTE 1 - SALE TRANSACTIONS

       On January 3, 1997, the United States Department of Justice approved the sale of Ralcorp's ski resort holdings to Vail Resorts, Inc. Effective on this date, the sale transaction, pending since first announced in July 1996, was closed. Ralcorp sold its three Colorado ski resort properties of Keystone, Breckenridge and Arapahoe Basin to Vail Resorts, Inc. in exchange for the assumption of $165 million in Ralcorp debt and a 22.7% post-IPO equity interest in the combined Vail Resorts. Vail stock began trading on the New York Stock Exchange on February 4, 1997.

       On January 31, 1997, the original Ralcorp Holdings, Inc. (Old Ralcorp) was merged with a subsidiary of General Mills, Inc. (the Merger). Immediately prior to the Merger, Old Ralcorp spun-off its private label cereal, branded baby food and private label cracker and cookie businesses and its ownership interest in Vail (the Spin-Off) by distributing one share of New Ralcorp Holdings, Inc. Common Stock for each share of Old Ralcorp Common Stock owned as of the close of business on January 31, 1997. Immediately prior to the Spin-Off, New Ralcorp Holdings, Inc. (Ralcorp) changed its name to Ralcorp Holdings, Inc. and in the Merger, Old Ralcorp changed its name to General Mills Missouri, Inc. This completed the $570 transaction with General Mills that was first announced in August 1996. The $570 value was reached by General Mills assuming $215 in Ralcorp debt and funding the remaining $355 through the distribution of General Mills stock to Ralcorp shareholders of record on January 31, 1997.

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

                             RALCORP HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                  (Dollars in millions except per share data)

NOTE 3 - GAIN ON SALE OF THE BRANDED BUSINESS

       Subsequent to the Merger, the Company has recorded a $516.5 tax-free gain related to the sale of its branded cereal and snack business (Branded Business) to General Mills, Inc. on January 31, 1997. This is, however, only a preliminary amount as certain provisions contained in the sale contract with General Mills have yet to be finalized. It is expected that all outstanding issues will be addressed by the end of the Company's current fiscal year, at which time the final gain on sale amount can be recorded.

NOTE 4 - SALE OF RESORT OPERATIONS

       In accordance with Accounting Principles Board Opinion No. 29 - "Accounting for Nonmonetary Transactions" (APB 29), the Resort Operations sale transaction with Vail Resorts, Inc. has been treated as a nonmonetary exchange. The assumption of debt and the issuance of equity qualifies this transaction as being nonmonetary in nature. Therefore, by meeting the provisions of APB 29, the initial equity investment in Vail has been recorded at Ralcorp's net book value of assets contributed, or $40.2. This initial equity investment is then increased by the pre-tax amount of the Company's equity interest in the earnings of Vail, which through June 30, 1997 was $7.9. Included as a component of the Company's equity earnings is approximately $1.0 of amortization income. This amortization income is the result of the basis difference between the net book value of the net assets contributed to Vail and the Company's 22.7% equity interest in the Vail net assets. The basis difference, which can not be finalized until all appropriate purchase price allocations have taken place, is being amortized over twenty years.

NOTE 5 - ACQUISITION

       On April 21, 1997, the Company completed the purchase of the Wortz Company, a private label cracker and cookie operation. Wortz, which will be operated as part of the Company's Bremner operation, is headquartered in Poteau, OK, and had sales in its latest fiscal year of approximately $65. The acquisition was financed by a combination of available cash and debt under the Company's credit facility and accounted for using the purchase method of accounting, whereby, the results of operations are included in the consolidated statement of earnings from the date of acquisition.

       The cost of this acquisition was approximately $41.4. Several post-closing issues relative to this acquistion remain unresolved and resolution of the issues may lead to minor purchase price adjustments. The Company's management expects to have all outstanding issues completed by the end of the current fiscal year. The required purchase price allocations will be finalized upon determination of the final purchase price. Goodwill associated with this acquisition has been estimated based on the current status of the transaction and is included on the "Investments and Other Assets" line of the accompanying Consolidated Balance Sheet at June 30, 1997.

                             RALCORP HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                  (Dollars in millions except per share data)

NOTE 6 - RESTRUCTURING CHARGES

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

       In the quarter ended December 31, 1996, the Company recorded a pre-tax restructuring charge of $4.6 ($2.9 after taxes or $.09 per common share). This charge covered severance costs for certain employees whose jobs were eliminated in downsizing initiatives.

       During the quarter ended June 30, 1996, the Company recorded a pre-tax charge of $20.7 ($12.7 after taxes or $.39 per common share) to recognize the costs related to restructuring its ready-to-eat cereal business. As a result of this restructuring plan, certain positions were eliminated from the Ralston Foods subsidiary and corporate support groups, primarily at the Company's headquarters in St. Louis, MO. In addition, the restructuring plan included the partial closing of the Ralston Foods production facility in Battle Creek, MI.

The restructuring charges and their utilization are summarized in the following table.

                                                                    Nine months  Utilized in
                                           FY 1996     Utilized in    FY 1997    Nine months   Balance of
                                         Charges<F*>     FY 1996      Charges      FY 1997      Reserve
                                         -----------   -----------  -----------  -----------   ----------
       Salaries, severance and
        benefits                            $ 8.0        $ (5.0)       $10.6       $(10.9)       $2.7
       Asset writedowns                       7.3          (7.3)         3.2         (1.8)        1.4
       Contract penalties                                                6.2         (6.2)        -
       Other                                  1.2           (.5)         3.0          (.5)        3.2
                                            ---------------------------------------------------------
         Total restructuring charge         $16.5        $(12.8)       $23.0       $(19.4)       $7.3
                                            =========================================================

<F*> Total restructuring charge of $16.5 reflects the $4.2 fourth quarter fiscal
     1996 adjustment to the $20.7 third quarter fiscal 1996 charge referred to above.


NOTE 7 - EARNINGS PER SHARE

       Earnings per common share for the quarter and nine month periods ended June 30, 1997 and 1996 are computed by using the weighted average number of shares of Ralcorp Common Stock outstanding for the periods then ended. Earnings per common share is computed independently for all of the periods presented, therefore, the sum of earnings per common share amounts for the quarters may not total the year-to-date. The weighted average numbers of common shares used for all periods are as follows:

                             RALCORP HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                  (Dollars in millions except per share data)

        Quarter ended June 30, 1997.............................33,011,000
        Quarter ended June 30, 1996.............................32,933,000
        Nine months Ended June 30, 1997.........................32,962,000
        Nine months Ended June 30, 1996.........................33,022,000

    Actual outstanding shares of Ralcorp Common Stock at June 30, 1997 were 33,011,000.

NOTE 8 - RECEIVABLES Consists of the following:

                                              June 30,     Sept. 30,
                                                1997         1996
                                              --------     ---------
       Trade receivables                        $42.0        $63.3
       Other                                     13.5         13.2
       Allowance for doubtful accounts           (1.2)        (1.0)
                                                -----        -----
                                                $54.3        $75.5
                                                =====        =====

NOTE 9 - INVESTMENTS AND OTHER ASSETS Consists of the following:

                                              June 30,     Sept. 30,
                                                1997         1996
                                              --------     ---------
       Intangible assets                        $26.2        $43.2
       Property held for development              -           12.4
       Investments in affiliated companies       48.1         29.1
       Deferred charges and other assets          1.1          3.4
                                                -----        -----
                                                $75.4        $88.1
                                                =====        =====

NOTE 10 - OTHER CURRENT LIABILITIES consists of the following:

                                              June 30,     Sept. 30,
                                                1997         1996
                                              --------     ---------
       Accrued advertising and promotion        $15.0        $ 9.6
       Restructuring and shutdown reserves       10.2          7.6
       Other items                               19.2         28.7
                                                -----        -----
                                                $44.4        $45.9
                                                =====        =====

                             RALCORP HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                  (Dollars in millions except per share data)

NOTE 11 - CHANGE IN SHAREHOLDERS' EQUITY

                                                                         Common Stock
                                                                         in Treasury,                        Unearned
                                        Common Stock    Capital in          at Cost                         Portion of
                                      ----------------   Excess of    -------------------       Retained    Restricted
                                      Shares    Amount   Par Value    Shares       Amount       Earnings      Stock
                                      ------    ------   ---------    ------       ------       --------      -----
BALANCE, SEPT. 30, 1996               33,925      $.3     $130.9      (1,008)      $(22.7)      $   (.2)      $(.9)
   Net earnings                                                                                   526.6
   Activity under stock plans            (52)               (1.1)        146          2.6
   Amortization of restricted
     stock                                                                                                      .1
   Accelerated vesting of
     restricted stock                                                                                           .8
   Distribution of GMI Stock                                                                     (355.0)
   Retire treasury stock                (862)              (20.1)        862         20.1
                                      ----------------------------------------------------------------------------
BALANCE, JUNE 30, 1997                33,011      $.3     $109.7         -         $  -         $ 171.4       $ -
                                      ============================================================================

NOTE 12 - LONG-TERM DEBT

       As of June 30, 1997, the Company had $14.4 of outstanding long-term debt remaining on its Consolidated Balance Sheet. Original proceeds of this debt issuance were used primarily to help fund the purchase of the Wortz Company, see "Note 5 - Acquisition".

       As discussed in "Note 1 - Sale Transactions" of this Form 10-Q, terms of the respective individual sale agreements provided that Vail Resorts, Inc. assume $165 of Company debt as partial consideration for the Company's ski resort operations and General Mills, Inc. assume the balance of outstanding Company debt as partial consideration for the Company's branded cereal and snack business.

                             RALCORP HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 JUNE 30, 1997
                  (Dollars in millions except per share data)

At June 30, 1997 and September 30, 1996, long-term debt associated with the Company's businesses consisted of the following:

                                                        June 30,     Sept. 30,
                                                          1997         1996
                                                        --------     ---------
       8.75% Notes due 2004                                           $150.0
       Bank Credit Agreements                             $14.4        200.1
       10.85% and 11.15% Notes due 9/30/97
         and 9/30/98                                                     3.0
       Refunding Revenue Bonds Series 90
         7.20%-7.875% due 9/2/98, 9/1/06 and 9/1/08                     20.4
       Refunding Revenue Bonds Series 91
         7.125%-7.375% due 9/1/02 and 9/1/10                             3.0
       Other                                                             1.9
                                                          -----       ------
                                                           14.4        378.4
       Less Current Portion                                             (1.8)
                                                          -----       ------
                                                          $14.4       $376.6
                                                          =====       ======

Included in the Bank Credit Agreements line item, at September 30, 1996, is $140.0 of bank debt that had been borrowed directly by the Company's Resort Operations and fully guaranteed by the Company.

The Company has a $50 working capital credit facility. The proceeds of the facility may be used to fund Ralcorp's working capital needs, capital expenditures, and other general corporate purposes. Provisions of the $50 credit facility require the Company to maintain certain financial ratios and a minimum level of shareholders' equity.

                             RALCORP HOLDINGS, INC.
               UNAUDITED PRO FORMA COMBINED FINANCIAL INFORMATION

Ralcorp was organized for the purpose of effecting the Spin-Off and the Merger and has operated as an independent company only since January 31, 1997. The Ralcorp historical financial statements presented in the "Ralcorp Historical" column of the unaudited pro forma combined statement of earnings for the nine months ended June 30, 1997, reflects four months, October 1, 1996 through January 31, 1997, during which the various spun-off businesses operated as divisions or subsidiaries of Old Ralcorp. Likewise, the "Ralcorp Historical" column of the unaudited pro forma combined statement of earnings for the year ended September 30, 1996 reflects an entire year during which the various spun-off businesses were divisions or subsidiaries of Old Ralcorp. These historical financial statements include the results of operations of the branded cereal and snack businesses (the Branded Business), which Ralcorp sold to General Mills on January 31, 1997 and the Resort Operations, which Ralcorp sold to Vail Resorts, Inc. on January 3, 1997. Therefore, the historical financial statements do not reflect the combined results of operations that would have existed had Ralcorp been an independent company. Since Ralcorp did not operate independently during the entire periods shown, the unaudited pro forma information may not necessarily reflect future results of operations or what the results of operations would have been had the formation of Ralcorp and its related businesses occurred at the beginning of the periods shown.

The pro forma combined statement of earnings for the nine months ended June 30, 1997 presents the combined results of Ralcorp's operations assuming that the sale of the Branded Business and the sale of the Resort Operations had occurred as of October 1, 1996. The pro forma combined statement of earnings for the year ended September 30, 1996 presents the combined results of Ralcorp's operations assuming that both sale transactions had occurred as of October 1, 1995. Both statements of earnings have been prepared by adjusting the historical statements of earnings for the effect of costs and expenses and the recapitalization which might have occurred had the Spin-Off and the sale of the Resort Operations occurred at the beginning of each respective period.

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

                                                RALCORP HOLDINGS, INC.
                                       PRO FORMA COMBINED STATEMENT OF EARNINGS
                                           Nine Months Ended June 30, 1997

                                                                                             Pro Forma
                                                                                            Adjustments
                                                  Ralcorp    Branded      Resort        -------------------      Pro Forma
                                                 Historical  Business   Operations      Debit        Credit       Ralcorp
                                                 ----------  --------   ----------      -----        ------      ---------
Net Sales                                         $ 595.0    $(172.5)     $(33.1)                                 $389.4
                                                  -------    -------      ------                                  ------

Costs and Expenses
  Cost of products sold                             328.4      (43.4)      (27.5)         1.4 <Fa>                 258.9
  Selling, general and
      administrative                                101.8      (20.9)       (3.5)         6.1 <Fa>      3.3 <Fg>    80.2
  Advertising and promotion                         125.0      (78.1)       (1.8)                                   45.1
  Gain on Branded Sale                             (516.5)                              516.5 <Ff>                   -
  Equity earnings in
      Vail Resorts                                   (7.9)                                              2.3 <Fb>   (10.2)
  Interest expense, net                               8.1       (1.4)       (2.8)                       4.0 <Fc>     (.1)
  Restructuring charge                               23.0         -                                    18.4 <Fh>     4.6
                                                  -------    -------      ------      -------        ------       ------
                                                     61.9     (143.8)      (35.6)       524.0          28.0        378.5
                                                  -------    -------      ------      -------        ------       ------
Earnings before
    Income Taxes                                    533.1      (28.7)        2.5       (524.0)        (28.0)        10.9
Income Taxes                                          6.5      (11.2)        1.0                       (7.7)<Fd>     4.0
                                                  -------    -------      ------      -------        ------       ------
Net Earnings                                      $ 526.6    $ (17.5)     $  1.5      $(524.0)       $(20.3)      $  6.9
                                                  -------    -------      ------      -------        ------       ------

Earnings per common share <Fe>                    $ 15.98                                                         $  .21
                                                  -------                                                         ------
Outstanding shares of common stock <Fe>              33.0                                                           33.0
                                                  -------                                                         ------


                                             RALCORP HOLDINGS, INC.
                                    PRO FORMA COMBINED STATEMENT OF EARNINGS
                                      (in millions except per share data)
                                         Year Ended September 30, 1996

                                                                                    Pro Forma
                                                                                   Adjustments
                                             Ralcorp    Branded     Resort     -------------------     Pro Forma
                                            Historical  Business  Operations   Debit        Credit      Ralcorp
                                            ----------  --------  ----------   -----        ------      -------
Net Sales                                    $1,027.4   $(386.7)   $(135.4)                             $ 505.3
                                             --------   -------    -------                              -------

Costs and Expenses
  Cost of products sold                         536.8    (114.1)     (91.7)      5.7 <Fa>                 336.7
  Selling, general and
      administrative                            177.6     (52.5)     (14.6)     15.3 <Fa>                 125.8
  Advertising and promotion                     233.3    (162.5)      (6.1)                                64.7
  Equity earnings in
      Vail Resorts                                                                            4.5 <Fb>     (4.5)
  Interest expense                               26.8      (4.2)     (10.5)                  11.1 <Fc>      1.0
  Nonrecurring charge                           109.5                                                     109.5
  Restructuring charge                           16.5      (2.5)                                           14.0
                                             --------   -------    -------    ------       ------       -------
                                              1,100.5    (335.8)    (122.9)     21.0         15.6         647.2
                                             --------   -------    -------    ------       ------       -------

Earnings before
    Income Taxes                                (73.1)    (50.9)     (12.5)    (21.0)       (15.6)       (141.9)
Income Taxes                                    (26.3)    (19.3)      (5.3)                   2.1 <Fd>    (53.0)
                                             --------   -------    -------    ------       ------       -------
Net Earnings                                 $  (46.8)  $ (31.6)   $  (7.2)   $(21.0)      $(17.7)      $ (88.9)
                                             --------   -------    -------    ------       ------       -------

Earnings per common share <Fe>               $  (1.42)                                                  $ (2.69)
                                             --------                                                   -------

Outstanding shares of common stock <Fe>          33.0                                                      33.0
                                             --------                                                   -------




                             RALCORP HOLDINGS, INC.

          Notes to Unaudited Pro Forma Combined Financial Information

<Fa>  To reflect the fixed costs (i.e., fixed manufacturing, information systems, general administrative and corporate overhead) included in the combined historical results of operations of the Branded Business that will be absorbed by Ralcorp with the sale of the Branded Business.
<Fb>  To reflect Ralcorp's equity earnings in Vail Resorts.  The equity earnings include $1.0 million for the nine months ended June 30, 1997, and $1.9 million for the fiscal year ended September 30, 1996, of amortization income. The amortization income is the result of the basis difference between the net book value of the Resort Operations' net assets contributed to Vail Resorts and Ralcorp's approximate 22.7% equity interest in Vail Resorts' net assets. This basis difference is being amortized ratably over 20 years.
<Fc>  To reduce interest expense due to General Mills assuming $215.0 million of Ralcorp debt upon the sale of the Branded Business. Interest income shown of $.1 million for the nine months ended June 30, 1997, reflects residual interest earned on short term investments, net of interest expense. Residual interest expense shown of $1.0 million for the fiscal year ended September 30, 1996, is related to estimated revolving credit facility debt needed to finance working capital.
<Fd>  To reflect the tax effect of the pro forma adjustments shown at an effective rate of 38%.
<Fe>  The weighted average number of shares used to compute Ralcorp earnings per share is based on the weighted average number of Ralcorp common shares outstanding during the nine months ended June 30, 1997 and during the fiscal year ended September 30, 1996.
<Ff>  To eliminate the tax-free gain on sale of the Branded Business reflected in the historical statement of earnings.
<Fg>  To eliminate certain expenses incurred directly as a result of the two sales transactions.
<Fh>  To eliminate the amount of the fiscal 1997 second quarter restructuring charge that was specifically related to the sale of the Branded Business.

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

HIGHLIGHTS

The Company's fiscal third quarter ended June 30, 1997, represents its first full quarter of operation since the sale of the branded cereal and snack business (Branded Business) and ski resort operations.

For the quarter ended June 30, 1997, sales and net earnings, were $140.7 million and $3.1 million compared to $230.1 million and a net loss of $3.6 million for the same prior year period, which excludes a $20.7 million charge ($12.7 million or $.39 after taxes) related to restructuring of the Company's cereal operations. Earnings per share were $.09 for the three months ended June 30, 1997 compared to an $.11 loss per share in the prior year's third quarter, again excluding the previously mentioned restructuring charge.

Through the nine months ended June 30, 1997 the Company recorded two pre-tax restructuring charges totaling $23.0 million ($14.5 million after-tax or $.44 per share). The first of these charges, taken during the quarter ended December 31, 1996, was for $4.6 million, pre-tax, and related to the severance packages received by certain separated employees. The remaining pre-tax charge of $18.4 million recorded in the quarter ended March 31, 1997 covered costs associated with the sale of the Company's Branded Business on January 31, 1997, including severance payments to employees whose jobs were eliminated and certain penalties related to the early termination of information systems contracts. Also, in the second quarter of fiscal 1997, the Company recorded a tax-free gain of $516.5 million or $15.67 per share for the initial nine months of fiscal 1997 related to the sale of its Branded Business to General Mills, Inc.

For the nine months of fiscal 1997 ended June 30, 1997, the Company recorded sales of $595.0 million and net earnings and earnings per share of $24.6 million and $.75, respectively, excluding the first and second quarter fiscal 1997 restructuring charges and tax-free gain on sale of the Branded Business. For the nine-month period ended June 30, 1996, the Company had sales, net earnings and earnings per share of $802.8 million, $32.3 million and $.98, respectively, excluding the previously mentioned third quarter fiscal 1996 charge. For comparison purposes, however, it must be noted that the nine month period of the current fiscal year includes only four months of results from the Branded Business and three months and three days of Ralston Resorts operations, while the same period of the prior fiscal year includes nine months of results for both operations.

Including all restructuring charges and the gain on sale as they apply to particular nine month periods, net earnings and earnings per share were $526.6 million and $15.98, respectively, for the nine months ended June 30, 1997, compared to $19.6 million and $.59 per share for the same prior year period.

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

On a pro forma basis, excluding the restructuring charge taken in the first quarter of fiscal 1997, sales, net earnings and earnings per share for the nine months ended June 30, 1997 were $389.4 million, $9.8 million and $.30, respectively. On a pro forma basis, including the first quarter fiscal 1997 restructuring charge, operations for the nine months ended June 30, 1997 resulted in net earnings of $6.9 million, or $.21 per share. The unaudited pro forma information may not necessarily reflect future results of operations or what the results of operations would have been had the formation of Ralcorp and its related businesses occurred at the beginning of the periods shown.

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

Consumer Foods sales of $140.7 million for the third quarter of fiscal 1997 represents a decrease of 33.8% or $71.8 million when comparing to the third quarter of fiscal 1996. Sales in the Consumer Foods segment for the nine months ended June 30, 1997 fell $119.4 million, or 17.5%, to $561.9 million compared to the nine months ended June 30, 1996. These period to period declines were primarily due to the inclusion of the Branded Business results of operations only through January 1997. For the current fiscal year's third quarter, the cereal subsidiary's first as a private label only operation, private label volume increased two percent over volume levels for the same prior year period. This volume improvement marks the first such improvement experienced by the Company's private label cereal business in over one year.

Beech-Nut baby food sales improved on a quarter-to-quarter basis due to favorable volume increases and the benefit realized from slightly higher pricing. A key component to the increase in volume was the grocery trade's accelerated buy-in of baby food product ahead of a planned price increase on July 1, 1997. The third fiscal quarter ended June 30, 1997, represented the second best sales quarter in Beech-Nut's history. For the comparative nine-month periods baby food sales were up slightly due primarily to favorable pricing related to a price increase, taken earlier in the fiscal year, and higher volume.

Bremner cracker and cookie sales continued to post favorable increases in both the quarter and nine-month periods of the current fiscal year compared to the same periods of the prior year on favorable volume growth and an improved
product mix.   Bremner cracker and cookie sales also benefited from the
addition of the Wortz Company's (Wortz) cracker and cookie business. Those operations were folded into Bremner effective with the Wortz acquisition on April 21, 1997.

Consumer Foods operating profit, for the current quarter ended June 30, 1997, improved $1.3 million compared to the same quarter of the prior fiscal year, excluding the third quarter fiscal 1996 restructuring charge. This operating profit improvement in the quarter is primarily due to significant increases by the Bremner and Beech-Nut operations. Bremner continued to experience strong volume gains and also benefited from a more favorable product mix. The inclusion of approximately two months of activity of the Wortz Company was also additive to Bremner's overall operating profit. Beech-Nut baby food recorded positive volume gains, aided by the grocery trade's product buy-in, partially offset by increased advertising and promotion spending in defense of its market position.

For the nine months, Consumer Foods operating profit, excluding the $23.0 million pre-tax restructuring charges, increased $4.2 million. Again, the prior year comparative operating profit excludes the third quarter pre-tax restructuring charge. This operating profit increase was due primarily to the improved performance of the branded cereal and snack business and the cost reductions in the private label cereal operations that have been implemented to date. Operating profit of the Bremner cracker and cookie operation increased significantly between nine-month periods as favorable product mix and improved volumes were partially offset by higher costs. Also, as with the quarter-to-quarter increase, Bremner operating profit benefited from the addition of Wortz. Beech-Nut baby food operating profit for the first nine months of fiscal 1997 was down slightly compared to the prior year, as the benefit of improved pricing was unable to completely offset higher advertising and promotion spending and increased ingredient costs.

EQUITY EARNINGS IN VAIL RESORTS, INC.

On January 3, 1997, Ralcorp sold its three ski resort operations to Vail Resorts, Inc. in exchange for the assumption of $165 million in Ralcorp debt and a 22.7% post-IPO equity interest in the combined Vail Resorts. Through this transaction, the Company directly holds 7.55 million shares of Vail Resorts, Inc. stock. As a result of its 22.7% ownership interest in Vail, Ralcorp recorded in the third quarter of fiscal 1997, a $2.6 million pre-tax equity loss, or a $.05 per share loss after taxes. On a year-to-date basis, the Company's equity interest in Vail Resorts has contributed $7.9 million of pre-tax equity earnings, or $.15 per share, after taxes. Typically, the Company will record more than 100 percent of its annual equity earnings related to Vail in the second fiscal quarter, which comprises the popular ski months of January through March.

RESULTS OF OPERATIONS

Cost of products sold as a percentage of sales was 66.0% for the current year third quarter compared to 55.0% for the same quarter of the prior year, and for the nine months ended June 30, 1997, increased to 55.2% of sales from 50.9% in the same prior year period. Selling, general and administrative expense as a percent of sales decreased to 17.5% for the current year quarter compared to 19.4% for the same quarter of the prior year and was basically flat in a comparison of nine month periods. The decline in selling, general and administrative expense as a percent of sales on a quarter-to-quarter comparison, as well as the flat comparison between nine month periods, are both indications of how the Company has been able to remove significant portions of a cost structure, namely information systems, that was historically in place to support a larger corporation. The increase in costs of products sold as a percentage of sales, however, reflects the fact that many of the Company's higher margin products were eliminated through the sale of the Branded Business. Advertising and promotion expense as a percentage of sales has declined significantly in a quarter-to-quarter comparison, reflecting the reduced level of advertising and promotional support necessary for a primarily private label company. Income taxes were 38.5% of pre-tax earnings, before restructuring charges and equity earnings, in the first nine months of the current year, which represents a slight decline from 38.7% for the same period one year ago.

FINANCIAL CONDITION

The Company's primary source of liquidity is cash flow from operations, which decreased to $58.5 million for the nine months ended June 30, 1997 compared to $81.2 million for the same period in the prior year, primarily due to the reduced level of earnings before non-cash items such as depreciation, amortization, non-cash portions of restructuring reserves and the tax-free gain on sale of the Branded Business. The elimination of two earnings streams through the sales transactions completed in the current year's second quarter contributed to the decline in net earnings. Partially offsetting the earnings decrease, was the favorable cash flow impact of reduced operating assets, primarily inventories and accounts receivable. Net working capital, excluding cash and current maturities of long-term debt, was $60.0 million at June 30, 1997 compared to $92.4 million at September 30, 1996.

On April 21, 1997, Ralcorp acquired the Wortz Company, a private label cracker and cookie operation headquartered in Poteau, OK, for approximately $41.4 million. Several post-closing issues relative to this acquisition remain unresolved and resolution of the issues may lead to minor purchase price adjustments. Company management expects to have all outstanding issues finalized by the end of the current fiscal year.

Property additions decreased to $17.9 million for the first nine months of fiscal 1997 compared to $46.5 million in the prior year nine month period. During the nine month period ended June 30, 1996 the Company repurchased $8.5 million of its Common Stock. The Company transacted no stock repurchases during the same period of fiscal 1997. As a result of the Branded Business and Resort Operations sales in January 1997, Ralcorp emerged debt free. At June 30, 1997, however, the Company had $14.4 million of outstanding debt, the proceeds of which were used as partial consideration for the purchase of the Wortz Company, compared to total debt of $378.4 million at September 30, 1996.

ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued two new Statements of Financial Accounting Standards. The first, Statement of Financial Accounting Standards No. 130 - "Reporting Comprehensive Income" (FAS
130), establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. FAS 130 is effective for fiscal years beginning after December 15, 1997 and any reclassification of financial statements for earlier periods provided for comparative purposes is required. Also issued in June 1997 was Statement of Financial Accounting Standards No. 131 - "Disclosures about Segments of an Enterprise and Related Information" (FAS 131), which establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. FAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. FAS 131 is effective for financial statements for periods beginning after December 15, 1997. Company management is in the process of evaluating what impact, if any, FAS 130 and FAS 131 will have on its consolidated financial statements.

OUTLOOK

Ralcorp continues to operate in the competitive environment that exists in the ready-to-eat cereal category. To be successful, Ralcorp must maintain an effective price gap between its private label cereal products and those products of top branded cereal competitors. Ralcorp management has, to date, been somewhat successful at removing excess costs from its cereal operations in order to attain a cost basis that will allow it to maintain an adequate price gap and still provide a quality alternative to branded cereals. It is management's intention to continue to focus on cost elimination where appropriate. In the third fiscal quarter, Ralcorp's cereal subsidiary posted an operating profit, further demonstrating the success of its cost cutting plan to date. Despite the return to profitability, it must be cautioned that this does not guarantee consistent future profitability.

In baby foods, Beech-Nut recorded its second most profitable quarter in its history. The grocery trade buy-in of product ahead of Beech-Nut's July 1, 1997 price increase influenced a portion of that success and is likely to have a conversely negative effect on fourth quarter results. Significant competitive pressures in the category and a continuing decline in the United States birth rate are important concerns for the management of Beech-Nut. Beech-Nut continues to focus on the production of high quality products, maintaining its presence in key regional markets and emphasizing cost reductions and controls. With regard to the Bremner cracker and cookie business, the addition of the Wortz Company, acquired on April 21, 1997, had an immediate and positive effect on sales, operating profit and customer base. The existing Bremner business continued to achieve good results for the recently completed quarter on improved volume, sales and product mix. Despite the present positive performance and favorable results from the Wortz acquisition, Bremner still faces significant competition from large branded and regional private label producers.

Company management realizes that in addition to improved operations and enhanced efficiencies, a key growth opportunity may exist through strategic acquisitions. The recently completed transaction with the Wortz Company serves as an example. It is management's intention to explore those acquisition opportunities that strategically fit with the Company's current mix of businesses. Ralcorp's low level of outstanding debt provides the Company with greater flexibility to act upon any such opportunities.

RALCORP LIQUIDITY

To meet its on-going working capital needs Ralcorp has a $50 million working capital credit facility. The proceeds of the facility may be used to fund Ralcorp's working capital needs, capital expenditures, and other general corporate purposes. Provisions of the $50 million credit facility require Ralcorp to maintain certain financial ratios and a minimum level of shareholders' equity.

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

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis. The Company's results of operations and liquidity status may differ materially from those in the forward-looking statements. Such statements are based on management's current views and assumptions, and involve risks and uncertainties that could affect expected results. For example any of the following factors cumulatively or individually may impact expected results:

      (i) If the Company is unable to maintain a meaningful price gap between its private label cereal products and the branded products of its competitors, then the Company's cereal business could incur significant operating losses;

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

Item 3.
      QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

PART II.  OTHER INFORMATION

There is no information required to be reported under any items except those indicated below.

Item 6.  Exhibits and Reports on Form 8-K

(a)        Exhibits

 4         First Amendment to Rights Agreement

10.1       Form of 1997 Non-Qualified Stock Option Agreement

10.2       Form of 1997 Non-Qualified Stock Option Agreement for
           Non-Management Directors

10.3       Form of Management Continuity Agreement

10.4       Employment Agreement for J. R. Micheletto

10.5       Employment Agreement for K. J. Hunt

10.6       Employment Agreement for R. W. Lockwood

10.7       Employment Agreement for J. A. Nichols

10.8       Employment Agreement for D. P. Skarie

27         Financial Data Schedule

(b)        Reports on Form 8-K

            None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       RALCORP HOLDINGS, INC.



                                       By:  /s/ T. G. Granneman
                                          --------------------------------
                                            Duly Authorized Signatory and
                                            Chief Accounting Officer







August 14, 1997

                             EXHIBIT INDEX
      Exhibit
      Numbers
      -------
        4          First Amendment to Rights Agreement

       10.1        Form of 1997 Non-Qualified Stock Option Agreement

       10.2        Form of 1997 Non-Qualified Stock Option Agreement for
                   Non-Management Directors

       10.3        Form of Management Continuity Agreement

       10.4        Employment Agreement for J. R. Micheletto

       10.5        Employment Agreement for K. J. Hunt

       10.6        Employment Agreement for R. W. Lockwood

       10.7        Employment Agreement for J. A. Nichols

       10.8        Employment Agreement for D. P. Skarie

       27          Financial Data Schedule
