Form 10-K
period 1997-09-30
RALCORP HOLDINGS INC /MO
filed 1997-12-23
CIK 1029506

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                              --------------------
                                   FORM 10-K
             [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1997

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                          COMMISSION FILE NO. 1-12619
                             RALCORP HOLDINGS, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS ARTICLES)

        MISSOURI                                                43-1766315
(STATE OF INCORPORATION)                                    (I.R.S. EMPLOYER
                                                          IDENTIFICATION NUMBER)
                               800 MARKET STREET
                           ST. LOUIS, MISSOURI  63101
                                 (314) 877-7000
  (Address, including zip code, and telephone number, including area code, of
                   Registrant's principal executive offices)

                              --------------------
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

          TITLE OF EACH CLASS                     NAME OF EACH EXCHANGE
          -------------------                      ON WHICH REGISTERED
                                                   -------------------
      Common Stock, $.01 par value........... New York Stock Exchange, Inc.
      Common Stock Purchase Rights........... New York Stock Exchange, Inc.

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE

      Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---     ---

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

      Aggregate market value of the voting stock held by nonaffiliates of the Registrant $553,311,624.98 based upon the closing market price on November 21, 1997. Excluded from this figure is the voting stock held by Registrant's Directors, who are the only persons known to Registrant who may be considered to be its "affiliates" as defined under Rule 12b-2.

      Number of shares of Common Stock, $.01 par value, outstanding as of close of business on November 21, 1997: 33,011,317.

                      DOCUMENTS INCORPORATED BY REFERENCE

      1. Annual Report to Shareholders for the year ended September 30, 1997, to the extent indicated in Parts I, II and IV. Except as to information specifically incorporated, the 1997 Annual Report to Shareholders is not to be deemed filed as part of this Form 10-K report.

      2.  Proxy Statement filed with the Commission dated  December 15, 1997, to the extent indicated in Part III.
================================================================================

               CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

      Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Report. These forward-looking statements are identified by their use of terms and phrases such as "anticipates," "intends," "should," "believes" and similar expressions elsewhere in this report. The Company's results of operations and liquidity status may differ materially from those in the forward-looking statements. Such statements are based on management's current view and assumptions, and involve risks and uncertainties that could affect expected
results.   For example any of the following factors cumulatively or
individually may impact expected results:

      (i) If the Company is unable to maintain a meaningful price gap between its private label products and the branded products of its competitors, then the Company's private label operations could incur operating losses;

      (ii) Significant increases in the cost of certain raw materials used in the Company's products, to the extent not reflected in the price of the Company's products, could adversely impact the Company's results. For example, the cost of wheat can change significantly;

      (iii) In light of its significant ownership in Vail Resorts, Inc., the Company's non-cash earnings can be adversely affected by Vail's unfavorable performance;

      (iv) The baby food segment has experienced volume declines which has and could continue to negatively impact the Company's results;

      (v) The Company's businesses compete in mature segments with competitors having large percentages of segment sales; and

      (vi) The Company's profit growth depends largely on the ability to successfully introduce new products and aggressively manage costs across all parts of the Company. For example, increased promotional spending by the baby food segment leader could negatively impact the Company's results.

                                             TABLE OF CONTENTS
                                                   PART I
                                                                                                        Page
Item 1.           Business                                                                                 2
                  Recent Business Developments                                                             2
                  Other Information Pertaining to the Business of the Company                              2
Item 2.           Properties                                                                               7
Item 3            Legal Proceedings                                                                        8
Item 4.           Submission of Matters to a Vote of Security Holders                                      8
Item 4(a)         Executive Officers of the Registrant                                                     8
                                                  PART II
Item 5.           Market for Registrant's Common Equity and Related Matters                               10
Item 6.           Selected Financial Data                                                                 10
Item 7.           Management's Discussion and Analysis of Financial Condition and Results of Operations   10
Item 7(a)         Quantitative and Qualitative Disclosure About Market Risk                               10
Item 8.           Financial Statements and Supplementary Data                                             10
Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure    10
                                                  PART III
Item 10.          Directors and Executive Officers of the Registrant                                      10
Item 11.          Executive Compensation                                                                  10
Item 12.          Security Ownership of Certain Beneficial Owners and Management                          10
Item 13.          Certain Relationships and Related Transactions                                          11
                                                  PART IV
Item 14.          Exhibits, Financial Statement Schedules, and Reports on Form 8-K                        11

                                     PART I
ITEM 1. BUSINESS.

      Ralcorp Holdings, Inc. is a Missouri corporation incorporated on October 23, 1996. Its principal executive offices are located at 800 Market Street, St. Louis, Missouri 63101. The terms "Company", "Ralcorp" and "Registrant" as used herein refer to Ralcorp Holdings, Inc. and its consolidated subsidiaries.

      The Company is primarily engaged in the manufacturing, distribution and marketing of private label ready-to-eat and hot cereal products, private label and branded crackers, private label cookies, and branded baby food and juices.

        The following sections of the 1997 Annual Report to Shareholders contain financial and other information concerning the Company's business developments and operations, and are incorporated herein by reference:
"Financial Review" on pages 14 through 20; "Business Segment Information" on pages 20 through 21; "Acquisition" on page 32; and "Supplemental Earnings Statement Information" on page 38.

                          RECENT BUSINESS DEVELOPMENTS

      The Company was incorporated on October 23, 1996, under the name "New Ralcorp Holdings, Inc." as a wholly owned subsidiary of the company known as Ralcorp Holdings, Inc. ("Old Ralcorp"). The Company was formed to facilitate Old Ralcorp's divestiture of its branded cereal and snack business. To effect the divestiture, Old Ralcorp undertook a series of internal transactions whereby the businesses, assets and liabilities of Old Ralcorp's branded cereal and snack business (the "Branded Business") were transferred to a newly formed subsidiary ("Chex Inc.") and the businesses, assets and liabilities of Old Ralcorp's private label foods businesses, baby food business and ownership interest in Vail Resorts, Inc. were owned by the Company. Following this internal restructuring on January 31, 1997, Old Ralcorp spun-off the Company by distributing the Company's Common Stock to each owner of Old Ralcorp Common Stock on a share-for-share basis (the "Distribution"). Following the Distribution on January 31, 1997, a subsidiary of General Mills, Inc. ("General Mills") was merged (the "Merger") into Old Ralcorp (which then consisted solely of Old Ralcorp's branded cereal and snack business through its subsidiary Chex Inc.), with Old Ralcorp surviving the Merger as a subsidiary of General Mills. The Merger Agreement setting forth the terms of the Merger (the "Merger Agreement") is an Exhibit to this Report. After the Merger, the Company changed its name to "Ralcorp Holdings, Inc." Unless the context otherwise indicates, references to "Ralcorp" and "Company" for periods prior to the Distribution are references to Old Ralcorp.

      On January 3, 1997, the Company sold its ski resort operations to Vail Resorts, Inc. ("Vail") in exchange for approximately twenty-three percent of Vail's outstanding common stock (7,554,406 shares) and the assumption by Vail of the resort operations' debt. The Company has retained its ownership interest in Vail.

      On April 21, 1997, the Company acquired the Wortz Company ("Wortz") for approximately $46 million in total consideration. Wortz produces and sells private label crackers and cookies with annual sales of approximately $70 million. The business is now part of the Company's private label cracker and cookie operation.

          OTHER INFORMATION PERTAINING TO THE BUSINESS OF THE COMPANY

AGREEMENT AND PLAN OF REORGANIZATION

      The Company, Old Ralcorp and General Mills entered into an Agreement and Plan of Reorganization (the "Reorganization Agreement") providing for, among other things, the principal corporate transactions required to effect the Distribution and certain other agreements governing the relationship between the Company and General Mills with respect to or in consequence of the Distribution. The Reorganization Agreement is an Exhibit to this Report.

      Indemnification. Pursuant to the Reorganization Agreement, General Mills and the Company agreed to indemnify each other for losses, liabilities, claims, damages, obligations, payments, costs and expenses (including, without limitation, reasonable attorneys' fees) (collectively, "Indemnifiable Losses"), arising from certain matters. The indemnification provided by the Reorganization Agreement also applies to the indemnified parties' respective affiliates, employees, directors, benefit plan fiduciaries, shareholders, agents, consultants, representatives, successors, transferees and assigns.

(I) Specifically, General Mills, agreed to indemnify the Company against Indemnifiable Losses arising from the following:

      (a) essentially all liabilities of the Branded Business (the "Branded Liabilities") except for litigation set forth as identified in the Reorganization Agreement (the "Scheduled Branded Litigation") and the "Unknown Branded Liabilities" (defined as all Branded Liabilities other than Branded Liabilities disclosed to General Mills in the Reorganization Agreement, the Scheduled Branded Litigation and Post-Closing Branded Liabilities (as defined below)), to the extent the Company is obligated to indemnify General Mills pursuant to the Reorganization Agreement;

      (b) any breach or violation of any covenant made in the Merger Agreement, the Reorganization Agreement or any other ancillary agreement by General Mills, or, with respect to covenants to be performed after the Merger, by Old Ralcorp or Chex Inc.; or

      (c) subject to the limitations described below, any breach or violation of any representation or warranty (without regard to materiality qualifications contained therein) made by General Mills in the Merger Agreement.

(II) The Company agreed to indemnify General Mills against Indemnifiable Losses arising from the following:

      (a) any and all liabilities assumed by the Company pursuant to the Reorganization Agreement;

      (b) subject to the limitations described below, any and all Branded Liabilities other than (i) the Known Branded Liabilities and (ii) the "Post-Closing Branded Liabilities," which are defined as Branded Liabilities relating to or arising from the ownership, use or possession of the assets of the Branded Business or the operation of the Branded Business after the Merger;

      (c) any breach or violation of any covenant made in the Merger Agreement, the Reorganization Agreement or any other ancillary agreement thereto by the Company or, with respect to covenants to be performed before the Distribution, by the Company;

      (d) the ownership, use or possession of the Company's Assets or the operation of the Company's business, whether relating to or arising out of occurrences prior to or after the Merger, except to the extent liability therefor is assumed pursuant to the Reorganization Agreement;

      (e) subject to the limitations described below, any breach or violation of any representation or warranty (without regard to materiality qualifications contained therein) made by Old Ralcorp in the Merger Agreement or made by the Company in the Reorganization Agreement;

      (f) any third party claim to the extent relating to the actions of the Old Ralcorp Board in authorizing the Distribution or the Merger; or

      (g) any third party claim arising out of the disclosures contained in the Information Statement describing the Distribution, other than disclosures based on information provided by or on behalf of General Mills for inclusion herein.

(III) The indemnification obligations described above are subject to the following limitations:

      (a) Notwithstanding the expiration of the representations and warranties in the Merger Agreement or anything else to the contrary in the Merger Agreement, the indemnification obligations described above with respect to breaches of representations or warranties will survive the Distribution for eighteen months, at which time they will expire automatically, except with respect to written claims for indemnification made in good faith prior to such expiration (which claims will survive such expiration);

      (b) The indemnification obligation of the Company described in paragraph (II)(b) above with respect to certain pre-closing Branded Liabilities will survive the Distribution Date for five years, at which time it will expire automatically, except with respect to written claims for indemnification made in good faith prior to such expiration (which claims will survive such expiration);

      (c) The indemnification obligations of General Mills for breaches of representations or warranties will apply only to the extent Indemnifiable Losses therefrom exceed $6 million in the aggregate; and

      (d) The indemnification obligations of the Company for breaches of representations or warranties and for certain pre-closing Branded Liabilities will apply only to the extent Indemnifiable Losses therefrom exceed $6 million in the aggregate.

      Post-Distribution Covenants. In the Reorganization Agreement, the Company has agreed to covenants whereby the Company will not engage in certain transactions for a period of time after the Distribution. For example, for a period of two years following the Distribution the Company may not: make a material disposition of its assets or capital stock; repurchase its shares without satisfying applicable federal tax regulations; issue capital stock in the aggregate exceeding ten percent of its issued and outstanding stock; liquidate or merge with another company; or cease conducting its businesses. If the Company desires to undertake any of the foregoing within the two year period, the Company must first obtain an opinion of legal counsel or ruling from the IRS that such desired activity will not jeopardize the tax-free nature of the Distribution or Merger.

      Additionally, the Company has agreed to maintain a certain minimum net worth level for a period up to five years after the Distribution Date. For the first two years the net worth of the Company can be not less than $100 million. As of September 30, 1997 the Company's net worth was $286.7 million.

POST-DISTRIBUTION AGREEMENTS

      Tax Sharing Agreement. The Tax Sharing Agreement provides that each of General Mills and the Company are responsible for and will indemnify the other party against its (and its respective affiliates) allocable share of tax liabilities before and after the Distribution. The Company is liable for all taxes of (a) the Company or any of its affiliates for any pre- or post-Distribution tax period, (b) Old Ralcorp or any affiliate for any pre-Distribution tax period, including any liabilities resulting from an audit or other adjustment to previously filed tax returns and (c) any person arising out of or directly resulting from any of the transactions set forth in the Reorganization, or the Merger Agreement unless such liability results from a breach of certain covenants by General Mills with respect to taxes. General Mills will be liable for all taxes of Old Ralcorp or any Old Ralcorp affiliate attributable to any post-Distribution tax period. In the Tax Sharing Agreement, General Mills and the Company agreed to cooperate with respect to the preparation and filing of tax returns and with respect to any tax-related challenges or proceedings.

      Technology Agreement. The Company and General Mills are subject to a Technology Agreement (the "Technology Agreement") pursuant to which the parties' rights with respect to certain shared technology is determined. Generally, the Company licenses from General Mills the technology necessary to produce certain cereal and snack mix products produced by Old Ralcorp immediately prior to the Distribution. Additionally, the Technology
Agreement contains certain provisions pursuant to which the Company has agreed not to make certain products for certain periods of time, except as may otherwise be provided in the Supply Agreement or in the Distribution Agreement. The Company has also agreed not to use on its products any snack mix recipes that have been used in the three years prior to the Distribution in connection with Chex products. The Technology Agreement provides that the Company will not make or sell (a) any ready-to-eat cereals that are Cookie Crisp-type products in the United States, its territories, possessions, military installations or the Commonwealth of Puerto Rico for the eighteen month period commencing upon the Distribution; (b) any ready-to-eat cereals that are Chex and Cookie Crisp-type products outside of the United States, its territories, possessions, military installations or the Commonwealth of Puerto Rico for the five year period commencing upon the Distribution; (c) any snack mix, cereal-based or otherwise, anywhere in the world for the two year period commencing upon the Distribution; and (d) any snack mix containing those products, or a product substantially similar to, or identical to, products which have been, prior to the Distribution, offered for sale in connection with any form of the Chex trademark, which shall include products sold under the Crispy Hexagon designation, for the five year period commencing upon the Distribution.

      Trademark Agreement. The Company and General Mills are also subject to a Trademark Agreement that facilitates the assignment and/or license among the Company and General Mills and its subsidiaries of certain trademarks, service marks, trade dress and copyrights.

      Supply Agreement. Pursuant to a Supply Agreement, the Company has agreed to produce for General Mills, Chex and Cookie Crisp products at prices agreed to in arms-length negotiations.

TRADEMARKS

      The Company owns a number of trademarks that it considers substantially important to its business, including "BEECH-NUT," "BEECH-NUT NATURALS" and "STAGES".

SEGMENTS

      The Company is presently comprised of one business segment:  Consumer
Foods.

CONSUMER FOODS

      The Company's business is comprised of three product lines: private label cereal, (the "Private Label Cereal Business"); branded baby food (the "Baby Food Business") and private label and branded crackers and private label cookies (the "Cracker and Cookie Business").

PRIVATE LABEL CEREAL BUSINESS

      Currently, the Private Label Cereal Business accounts for approximately 50% of the Company's sales. However, in fiscal year 1997, the business incurred a significant operating loss in the first two quarters but became profitable during the third fiscal quarter. Private label ready-to-eat cereals are currently produced at three operating facilities. The Company's Cracker and Cookie Business produces a shredded wheat cereal for the Private Label Cereal Business. The Company's ready-to-eat cereals are made up of twenty-four different types of private label cereals, manufactured for approximately 275 customers. Private label and branded hot cereals are produced at one facility. The hot cereal products include old fashioned oatmeal, quick oats, plain instant oatmeal, flavored instant oatmeal, farina and instant Ralston, a branded hot wheat cereal. The Private Label Cereal Business also sells hot cereal under the brand Three Minute Oats. The Company believes it is the largest manufacturer of the private label ready-to-eat and hot cereals.

      The Company's ready-to-eat and hot cereals are warehoused in and distributed through four independent distribution facilities and two of its Plants and shipped to customers principally via independent truck lines. The ready-to-eat and hot cereal products are sold to grocery wholesalers, retail chains, mass merchandisers, warehouse club outlets and other customers through in-house district sales managers and independent food brokers.

CRACKER AND COOKIE BUSINESS

      The Company believes its Cracker and Cookie Business is currently the leading private-label cracker manufacturer and a producer of private label cookies for sale in the United States. The Cracker and Cookie Business also produces Ry Krisp branded crackers. Management positions the Cracker and Cookie Business as the premier quality and low cost producer of a wide variety of private label crackers and specialty cookies. On April 21, 1997, the Company purchased the Wortz Company which will essentially double the Company's private label cracker and cookie sales.

      The Cracker and Cookie Business operates three plants: one produces solely Ry Krisp crackers and two produce all of the Company's private label crackers and cookies. The Cracker and Cookie Business' products are largely produced to order and shipped directly to customers. Private label crackers and cookies are sold through a broker network. Branded Ry Krisp crackers are sold through a direct store distributor network.

BABY FOOD BUSINESS

      The Baby Food Business produces baby food, juice and cereal under the Beech-Nut brand. The brand is positioned as a high quality product that does not contain additives such as sugar and starch in most of its food items.
The Baby Food Business sales are regional, with eleven major geographic areas located in the east and west coast regions of the United States, accounting for approximately 75% of total volume.

      The Baby Food Business produces baby food and juices at one plant and baby cereal at another plant, both located in the state of New York, where the Baby Food Business sells a significant portion of its products. Beech-Nut products are marketed to retailers through an outside broker network and in some areas a direct sales force. Products are shipped directly to customer accounts from a plant, an on-site warehouse and one independent distribution center in California.

OWNERSHIP OF VAIL STOCK

      The Company owns 7,554,406 shares of Vail Resorts, Inc. Common Stock (approximately 22.6% of the shares outstanding as of September 30, 1997). Additionally, two of the Company's Directors, Messrs. Stiritz and Micheletto, are on the Vail Board of Directors. Currently, the Company utilizes the equity method of accounting to reflect the portion of Vail's earnings (or losses) applicable to the Company on a non-cash basis.

      Pursuant to a Shareholder Agreement entered into in connection with the acquisition of the Vail Common Stock, the Company must sell its Vail Common Stock in a registered offering allowed under the Shareholder Agreement or in private transactions after July 3, 1998 (provided the purchaser agrees to be bound by the Shareholder Agreement). Vail's results of operations are highly seasonal and are dependent in part on weather conditions and consumers' discretionary spending trends. In light of the significance of the Company's ownership in Vail in comparison to earnings and assets of the Company, changes in the price of Vail's Common Stock can impact the Company's stock price.

COMPETITION

      The Company's businesses face intense competition from large branded cereal, cracker and cookie manufacturers, highly competitive private label cereal, cracker and cookie manufacturers, and large branded baby food manufacturers. Top branded ready-to-eat cereal competitors include Kellogg, General Mills, Kraft Foods and Quaker Oats. In the first half of calendar year 1996, major branded producers significantly reduced prices of many branded ready-to-eat cereal products and began advertising and promotion spending to publicize such decreases. The result was a dramatic drop in earnings of the Private Label Cereal Business. The Baby Food Business is believed to currently rank second in sales for baby food products and its top competitor, Gerber Products Company, produces about 68% of branded baby foods sold in the United States. Recently, Gerber altered its product formulations to eliminate or reduce added starch and sugar. The Baby Food Business advertising has emphasized, for a number of years, the absence of added sugar and starch in many of its Beech-Nut baby food products. The Cracker and Cookie Business faces intense competition from large branded manufacturers such as Nabisco and Keebler/Sunshine who possess approximately 36% and 21%, respectively, of the branded cracker category and similar shares in the cookie category (on a volume basis). In addition, private label cracker and cookie manufacturers provide significant competition in the store brand segment.

      The industries in which the Company compete are highly sensitive to both pricing and promotion. Competition is based upon product quality, price, effective promotional activities, and the ability to identify and satisfy emerging consumer preferences. These industries are expected to remain highly competitive in the foreseeable future. Future growth opportunities for the Company are expected to depend on the Company's ability to implement strategies for competing effectively in all of its businesses, primarily the Private Label Cereal Business, including strategies relating to enhancing the performance of its employees, maintaining effective cost control programs, developing and implementing methods for more efficient manufacturing and distribution operations, and developing successful new products, while at the same time maintaining aggressive pricing and promotion of its products.

EMPLOYEES

      The Company employs approximately 2,500 people in the United States. Approximately 1,000 of the Company's personnel are covered by nine union contracts and, from time to time the Company has experienced union organizing activities at its non-union plants. The contracts expire at various times beginning on April 5, 1998 and ending October 6, 2002. The Company believes its relations with its employees, including union employees, are good.

RAW MATERIALS

      The principal raw materials used in the Company's businesses are grain and grain products, flour, sugar, fruits and vegetables. The Company purchases such raw materials from local, regional, national and international suppliers. The cost of raw materials used in the Company's products may fluctuate widely due to weather conditions, government regulations, economic climate, or other unforeseen circumstances. Agricultural products represent 30% to 40% of the Company's cost of goods sold in fiscal 1997. The cost of packaging supplies, predominately paper based, have increased over the past several years. Packaging prices represent 20% to 30% of the Company's cost of good sold in fiscal 1997. From time to time the Company will enter into supply contracts for periods up to twelve months to secure favorable pricing for ingredient and packaging supplies.

GOVERNMENTAL REGULATION; ENVIRONMENTAL MATTERS

      The operations of the Company are subject to regulation by various federal, state and local governmental entities and agencies. As a producer of goods for human consumption, such operations are subject to stringent production and labeling standards. In the early 1990's, new labeling regulations were promulgated and implemented which have required the Company to modify the information disclosed on their packaging. Management expects that similar changes in laws in the future could be implemented without a material adverse impact on the Company if existing packaging stock may be used during a transition period while packaging information is modified.

      The operations of the Company, like those of similar businesses, are subject to various federal, state and local laws and regulations with respect to environmental matters, including air and water quality, underground fuel storage tanks, waste handling and disposal and other regulations intended to protect public health and the environment. While it is difficult to quantify with certainty the potential financial impact of actions regarding expenditures for environmental matters, particularly remediation, and future capital expenditures for environmental control equipment, in the opinion of management, based upon the information currently available, the ultimate liability arising from such environmental matters, taking into account established accruals for estimated liabilities, should not have a material effect on the Company's capital expenditures or consolidated results of operations or financial position. For additional information on Environmental matters, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 16 "Commitments and Contingencies" on page 37 of the Company's 1997 Annual Report to Shareholders filed herewith.

ITEM 2.  PROPERTIES.

      The Company's principal properties are its manufacturing locations. Shown below are the Company's owned principal properties. The Company leases its principal executive offices and research and development facilities in St. Louis, Missouri. Management believes its facilities are suitable and adequate for the purposes for which they are used and are adequately maintained.

 Cereal Plants           Cracker and Cookie Plants    Baby Food Plants
----------------         -------------------------    ----------------
Battle Creek, MI         Princeton, KY                Fort Plain, NY
Cedar Rapids, IA         Poteau, OK                   Canajoharie, NY
Lancaster, OH            Minneapolis, MN
Sparks, NV

ITEM 3. LEGAL PROCEEDINGS.

      Ralcorp is a party to a number of legal proceedings in various state and federal jurisdictions arising out of the operations of its businesses. These proceedings are in varying stages and many may proceed for protracted periods of time. Some proceedings involve highly complex questions of fact and law.

      On January 4, 1993, Ralston Purina Company ("Ralston") was served with the first of nine substantively identical actions currently pending in the United States District Court for the District of New Jersey. The suits have been consolidated and styled In Re Baby Food Antitrust Litigation, No. 92-5495 (NHP). The consolidated proceeding is a certified class action by and on behalf of all direct purchasers of baby foods (other than the defendants and governmental entities), alleging that the Beech-Nut baby food business (and its predecessor, Nestle Holdings, Inc.) together with Gerber Products Company and H.J. Heinz Company, conspired to fix, maintain and stabilize the prices of baby foods during the period January 1, 1975 to August 31, 1992, and seeking treble damages. On January 19 and 21, 1993, Ralston was served with two actions on behalf of indirect purchasers (consumers) of baby food in California which contain substantively identical charges. These actions have been consolidated in the Superior Court for the County of San Francisco and styled Bruce, et al. v. Gerber Products Company, et al., No. 94-8857. On July 28, 1997, Judge Nicholas H. Politan granted Ralston's Motion For Summary Judgment in the case then pending in the U.S. District Court for the District of New Jersey and dismissed the case with prejudice. Plaintiffs have appealed Judge Politan's ruling. On January 19, 1993, Ralston was served with a similar action filed in Alabama state court on behalf of indirect purchasers of baby food in Alabama, styled Johnson, et al. v. Gerber Products Company et al., No. 93-L-0333-NE. Both state actions allege violations of state antitrust laws and are substantively identical to each other. The Bruce and Johnson cases remain inactive pending resolution of In Re Baby Food, Antitrust Litigation. Similar state actions may be filed in states having laws permitting suits by indirect purchasers. Ralston and the Company through the Reorganization Agreement with General Mills have agreed in the Reorganization Agreement with Ralston in connection with the 1994 spin-off ("Ralston Reorganization Agreement") that all expenses related to the above antitrust matters will be shared equally, but that Ralcorp's liability for any settlement or judgment will not exceed $5 million, any amount in excess of that would be paid by Ralston. Expenses and liability with respect to certain other lawsuits which are not believed by Ralcorp to be material, either individually or in the aggregate, will also be shared pursuant to the Ralston Reorganization Agreement.

      Based upon a review of the petitions in the above antitrust matters, it appears that those actions contain questionable allegations and that there are numerous meritorious defenses. The amount of alleged liability, if any, from these proceedings cannot be determined with certainty; however, in the opinion of management, based upon the information presently known, as well as upon the limitation of its liabilities set forth in the Ralston Reorganization Agreement, the ultimate liability of the Company, if any, arising from the pending legal proceedings, as well as from asserted legal claims and known potential legal claims which are probable of assertion, taking into account established accruals for estimated liabilities, should not be material to the Company's consolidated financial position or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      There were no matters submitted to the security holders during the fourth quarter of fiscal year 1997.

ITEM 4(a). EXECUTIVE OFFICERS OF THE REGISTRANT.

Joe R. Micheletto       61    Chief Executive Officer and President since 1996.  He served as Co-Chief
                              Executive Officer and Chief Financial Officer from 1994 to 1996 with the
                              Company.  He served as Vice President and Controller of Ralston Purina from
                              1985 to 1994, and as Chief Executive Officer of Ralston Resorts from 1991 to
                              1997.  Mr. Micheletto is also a Director of the Company.




Kevin J. Hunt           46    Corporate Vice President; and President, Bremner, Inc.  He has held the same position with the Company since 1995.  Mr. Hunt joined Ralston Purina in 1985.
                              In 1988, he was named Director of Marketing for Continental Baking Company, and in 1992 he was named Director of Planning for Ralston Purina and President of Bremner, Inc.

Robert W. Lockwood      54    Corporate Vice President, General Counsel and Secretary of the Company.  He
                              has held the same position with the Company since 1994.  Mr. Lockwood joined
                              Ralston Purina in 1976.  In 1981, he was named Associate Counsel and Assistant
                              Secretary; and in 1989, he was named Vice President, Senior Counsel and
                              Assistant Secretary.

James A. Nichols        49    Corporate Vice President, and President, Ralston Foods.  He has held the same position with the Company since 1995.  Mr. Nichols joined Ralston Purina in
                              1975.  In 1985 he was named Vice President and Director of Marketing-Cereal.
                              In 1989, he was named President, Beech-Nut Nutrition Corporation.  In 1994, he was named Corporate Vice President and President of Beech-Nut Nutrition
                              Corporation.

David P. Skarie         51    Corporate Vice President and Director of Customer Development of Ralston
                              Foods.  He has held the same position with the Company since 1994.  Mr. Skarie joined Ralston Purina in 1986.  In 1988, he was named National Sales Director,
                              General Merchandise.  In 1990, he was named Vice President, Eastern Division
                              Sales.  In 1991, he was named Vice President, Field Sales.  In 1993, he was named Vice President-Director, Customer Development, Human Foods.

Susan P. Widham         40    Corporate Vice President; and President, Beech-Nut Nutrition Corporation. She
                              has held the same position with the Company since 1996.  Ms. Widham joined
                              Ralston Purina in 1985.  In 1991, she was named Group Director, Marketing for
                              Beech-Nut.  In 1994, she was named Vice President, Director of Marketing for
                              Beech-Nut; and in 1995, was named Executive Vice President, Director of
                              Marketing for Beech-Nut.  In December, 1995, she was named Executive Vice
                              President and Director of Branded Foods Marketing for Ralston Foods.  In
                              October, 1996, she was named Executive Vice President and President of
                              Beech-Nut Nutrition Corporation.

Ronald D. Wilkinson     47    Corporate Vice President and Director of Product Supply of Ralston Foods.  He
                              has held the same position with the Company since 1996.   Mr. Wilkinson joined
                              Ralcorp in November, 1995.  In 1991, he was named Director, Engineering U.S.
                              Cereals for the Quaker Oats Company; and in 1992, was named Vice President,
                              Supply Chain U.S. Cereals for The Quaker Oats Company.  In November, 1995, Mr.
                              Wilkinson joined Old Ralcorp as Executive Vice President and Director,
                              Manufacturing for Ralston Foods; and in June, 1996, was named Executive Vice
                              President and Director of Product Supply for Ralston Foods.

(Ages are as of December 31, 1997)


                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED MATTERS.

      The Company's common stock (RAH) is traded on the New York Stock Exchange. There were 18,581 common shareholders of record on November 21, 1997. Other information required by Item 5 appears under the caption, "Common Stock Data", on page 41 of the 1997 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

      The summary of financial data appears on page 13 of the 1997 Annual Report to Shareholders under the caption "Five Year Financial Summary" and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      Information appearing under the captions "Financial Review" on pages 14 through 20 and "Business Segment Information" on pages 20 through 21 of the 1997 Annual Report to Shareholders is hereby incorporated by reference.

ITEM 7(a). QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

      Information appearing under the caption in Note 13 "Financial Instruments And Risk Management" on page 35 of the 1997 Annual Report to Shareholders is hereby incorporated by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      The consolidated financial statements of the Company and its subsidiaries, appearing on pages 25 through 39, together with the report thereon of Price Waterhouse LLP on page 24, and the supplementary data under the caption "Quarterly Financial Information" on page 40 of the 1997 Annual Report to Shareholders are hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  Not applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The information regarding directors on pages 2 through 3 and information under the caption "Compliance with Section 16(a) of The Exchange Act" on page 5 of the Company's Notice of Annual Meeting and Proxy Statement dated December 15, 1997, is hereby incorporated by reference. Information regarding Executive Officers of the Company is included under Item 4(a) of Part I.

ITEM 11. EXECUTIVE COMPENSATION.

      Information appearing under "Executive Compensation" on pages 10 through 13, and the remuneration information under the caption "Directors' Meetings, Committees and Fees" on page 5 of the Company's Notice of Annual Meeting and Proxy Statement dated December 15, 1997, is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The discussion of the security ownership of certain beneficial owners and management appearing under the caption "Ownership of the Company's Securities" on pages 3 through 4 of the Company's Notice of Annual Meeting and Proxy Statement dated December 15, 1997, is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

      Information appearing under the captions "Compensation Committee Interlocks and Insider Participation" on page 16 and "Indebtedness of Management" on page 17 of the Company's Notice of Annual Meeting and Proxy Statement dated December 15, 1997, is hereby incorporated by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a) Documents filed with this report:

      (1)   Financial statements previously incorporated by reference under
            Item 8 hereinabove.

            -Report of Independent Accountants.

            -Consolidated Statement of Earnings-for years ended September 30,
             1997, 1996 and 1995.

            -Consolidated Balance Sheet-at September 30, 1997 and 1996.

            -Consolidated Statement of Cash Flows-for years ended September
             30, 1997, 1996 and 1995.

            -Consolidated Statement of Shareholders Equity-for the three years ended September 30, 1997.

            -Notes to Consolidated Financial Statements.

       (2)  Financial Statement Schedules:  None

       (3) Exhibits. See the Index to Exhibits that appears at the end of this document and which is incorporated herein. Exhibits 10.14 to 10.35 are management compensation plans or arrangements.

  (b) Reports on Form 8-K. The Registrant filed one Form 8-K on July 2, 1997, announcing the change of its Right's Agent.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Ralcorp Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              RALCORP HOLDINGS, INC.


                              By:        /s/Joe R. Micheletto
                                  ---------------------------------
                                         Joe R. Micheletto
                                         Chief Executive Officer
                                         and President

                              December 23, 1997

      KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints R. W. Lockwood and T. G. Granneman and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resolution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                           TITLE                              DATE
          ---------                           -----                              ----

    /s/Joe R. Micheletto      Chief Executive Officer, President           December 23, 1997
----------------------------- and Director (Principal Executive
      Joe R. Micheletto       Officer and Principal Financial Officer)

   /s/Thomas G. Granneman     Vice President and Controller                December 23, 1997
----------------------------- (Principal Accounting Officer)
     Thomas G. Granneman

   /s/William H. Danforth     Director                                     December 23, 1997
-----------------------------
     William H. Danforth

  /s/William D. George, Jr.   Director                                     December 23, 1997
-----------------------------
    William D. George, Jr.

     /s/Jack W. Goodall       Director                                     December 23, 1997
-----------------------------
       Jack W. Goodall

     /s/David W. Kemper       Director                                     December 23, 1997
-----------------------------
       David W. Kemper

    /s/William P. Stiritz     Director                                     December 23, 1997
-----------------------------
      William P. Stiritz

                       FINANCIAL STATEMENTS AND SCHEDULES

      The consolidated financial statements of the Registrant have been incorporated by reference under Item 8. Financial statements of the Registrant's 50% or less owned companies have been omitted because, in the aggregate, they are not significant. Financial Schedules not included have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                                                    RALCORP HOLDINGS, INC.

                                                  ANNUAL REPORT ON FORM 10-K
                                            FOR THE YEAR ENDED SEPTEMBER 30, 1997

                                                      INDEX TO EXHIBITS

  EXHIBIT
  NUMBER                                            DESCRIPTION OF EXHIBIT
  ------                                            ----------------------
 <F*>3.1              Restated Articles of Incorporation of Ralcorp Holdings, Inc. (Filed as Exhibit 3.1 to the Company's Form 10-Q
                      for the period ending December, 31, 1996).

 <F*>3.2              Bylaws of Ralcorp Holdings, Inc. (Filed as Exhibit 3.2 to the Company's Registration Statement on Form 10
                      dated December 27, 1996).

 <F*>4.1              Shareholder Protection Rights Agreement (Filed as Exhibit 4.1 to the Company's Registration Statement on
                      Form 10 dated December 27, 1996).

 <F*>4.2              First Amendment to Shareholder Rights Protection Plan (Filed as Exhibit 4 to the Company's Form 10-Q for the
                      period ending June 30, 1997).

<F*>10.1              Credit Agreement dated as of January 31, 1997 among Ralcorp Holdings, Inc., the Lenders named therein and
                      The First National Bank of Chicago, as Agent (Filed as Exhibit 10.1 to the Company's Form 10-Q for the period ending December 31, 1996).

<F*>10.2              Reorganization Agreement dated as of January 31, 1997 by and among Ralcorp Holdings, Inc., New Ralcorp
                      Holdings, Inc., Ralston Foods, Inc. Chex Inc. and General Mills, Inc. (Filed as Exhibit 10.2 to the Company's
                      Form 10-Q for the period ending December 31, 1997).

<F*>10.3              Tax Sharing Agreement dated as of January 31, 1997 between Ralcorp Holdings, Inc. and New Ralcorp Holdings,
                      Inc. (Filed as Exhibit 10.5 to the Company's Form 10-Q for the period ending December 31, 1996).

<F*>10.4              Transition Services-Supply Agreement dated as of January 31, 1997 between Chex Inc. and New Ralcorp Holdings,
                      Inc. (Filed as Exhibit 10.6 to the Company's Form 10-Q for the period ending December 31, 1996).

<F*>10.5              Technology Agreement dated as of January 31, 1997 by and among Ralcorp Holdings, Inc., New Ralcorp Holdings,
                      Inc. and Chex Inc. (Filed as Exhibit 10.4 to the Company's Form 10-Q for the period ending December 31,
                      1996).

<F*>10.6              Trademark Agreement dated as of January 31, 1997 by and among Ralcorp Holdings, Inc., New Ralcorp Holdings,
                      Inc. and Chex Inc. (Filed as Exhibit 10.3 to the Company's Form 10-Q for the period ending December 31,
                      1996).

<F*>10.7              Agreement and Plan of Merger dated as of August 13, 1996 by and among Ralcorp Holdings,  Inc., General Mills,
                      Inc. and General Mills Missouri, Inc. (Filed as Exhibit 2.6 to the Company's Registration Statement on
                      Form 10 dated December 27, 1996).

<F*>10.8              Stock Purchase Agreement by and among Vail resorts, Inc., Ralston Foods, Inc. and Ralston Resorts, Inc. dated
                      July 22, 1996 (Filed as Exhibit 10.16 to the Company's Registration Statement on Form 10, dated December 27,
                      1996).

<F*>10.9              Shareholder Agreement dated as of January 3, 1997 among Vail Resorts, Inc., Ralston Foods, Inc. and Apollo
                      Ski Partners L.P. (Filed as Exhibit 10.9 to the Company's Form 10-Q for the period ending December 31, 1996).

<F*>10.10             Stock Purchase Agreement among Bremner, Inc. and all of the shareholders of the Wortz Company dated March 14,
                      1997 (Filed as Exhibit 10.1 to the Company's Form 10-Q for the period ending March 31, 1997).

10.11                 Amendment to Agreement and Plan of Merger dated October 26, 1996 by and among Ralcorp Holdings, Inc.,
                      General Mills, Inc. and General Mills Missouri, Inc.



                                                 INDEX TO EXHIBITS (CONTINUED)

  EXHIBIT
  NUMBER                                            DESCRIPTION OF EXHIBIT
  ------                                            ----------------------

<F*>10.12             Second Amendment to Agreement and Plan of Merger dated January 29, 1997 by and among Ralcorp Holdings, Inc.,
                      General Mills, Inc., and General Mills Missouri, Inc. (Filed as Exhibit 10.7 to the Company's Form 10-Q for
                      the period ending December 31, 1996).

<F*>10.13             Third Amendment to Agreement and Plan of Merger dated January 31, 1997 by and among Ralcorp Holdings, Inc.,
                      General Mills, Inc. and General Mills Missouri, Inc. (Filed as Exhibit 10.8 to the Company's Form 10-Q for
                      the period ending December 31, 1996).

<F*>10.14             Incentive Stock Plan (Filed as Exhibit 10.01 to the Company's Registration Statement on Form 10 dated
                      December 27, 1997).

<F*>10.15             Form of 1997 Non-Qualified Stock Option Agreement (Filed as Exhibit 10.1 to Company's Form 10-Q for the
                      period ending June 30, 1997).

<F*>10.16             Form of 1997 Non-Qualified Stock Option Agreement for Non-Management Directors (Filed as Exhibit 10.2 to
                      Company's Form 10-Q for the period ending June 30, 1997).

<F*>10.17             Form of Management Continuity Agreement (Filed as Exhibit 10.3 to the Company's Form 10-Q for the period ending June 30, 1997).

<F*>10.18             Employment Agreement For J.R. Micheletto (Filed as Exhibit 10.4 to the Company's Form 10-Q for the period ending June 30, 1997).

    10.18(a)          Amendment to Employment Agreement For J.R. Micheletto

<F*>10.19             Employment Agreement For K.J. Hunt (Filed as Exhibit 10.5 to the Company's Form 10-Q for the period ending
                      June 30, 1997).

<F*>10.20             Employment Agreement For R.W. Lockwood (Filed as Exhibit 10.6 to the Company's Form 10-Q for the period ending June 30, 1997).

<F*>10.21             Employment Agreement For J.A. Nichols (Filed as Exhibit 10.7 to the Company's Form 10-Q for the period ending June 30, 1997).

<F*>10.22             Employment Agreement For D.P. Skarie (Filed as Exhibit 10.8 to the Company's Form 10-Q for the period ending
                      June 30, 1997).

    10.23             Employment Agreement for S.P. Widham.

    10.24             Employment Agreement for R.D. Wilkinson.

<F*>10.25             Split Dollar Second to Die Life Insurance Arrangement (Filed as Exhibit 10.07 to the Company's Registration
                      Statement on Form 10 dated December 27, 1996).

<F*>10.26             Change in Control Severance Plan (Filed as Exhibit 10.06 to the Company's Registration Statement on Form 10
                      dated December 27, 1996).

<F*>10.28             Deferred Compensation Plan for Non-Management Directors (Filed as Exhibit 10.08 to the Company's
                      Registration Statement on For 10 dated December 27, 1996).

<F*>10.29             Deferred Compensation Plan for Key Employees (Filed as Exhibit 10.09 to the Company's Registration Statement
                      on Form 10 dated December 27, 1996).

<F*>10.30             Executive Life Insurance Plan (Filed as Exhibit 10.10 to the Company's Registration Statement on Form 10
                      Dated December 27, 1996).

<F*>10.31             Executive Health Plan (Filed as Exhibit 10.11 to the Company's Registration Statement on Form 10 Dated
                      December 27, 1996).

<F*>10.32             Executive Long Term Disability Plan (Filed as Exhibit 10.12 to the Company's Registration Statement on Form
                      10 dated December 27, 1996).

<F*>10.33             Supplemental Retirement Plan (Filed as Exhibit 10.14 to the Company's Registration Statement on Form 10
                      dated December 27, 1996).

<F*>10.34             Executive Savings Investment Plan (Filed as Exhibit 10.15 to the Company's Registration Statement on Form 10
                      dated December 27, 1996).

<F*>10.35             Form of Indemnification Agreement (Filed as Exhibit 10.13 to the Company's Registration Statement on Form 10
                      dated December 27, 1996).

    13                Portion of the 1997 Annual Report to Shareholders




                                                 INDEX TO EXHIBITS (CONTINUED)

  EXHIBIT
  NUMBER                                            DESCRIPTION OF EXHIBIT
  ------                                            ----------------------

    21                Subsidiaries of the Company

    23(a)             Consent of Price Waterhouse LLP

    23(b)             Consent of Arthur Andersen LLP

<F*>24                Power of Attorney (Included in Part II)

    27                Financial Data Schedule

    99.1              Opinion of Arthur Anderson LLP

--------------
<F*>Incorporated by reference
