Form 10-Q
period 1997-12-31
RALCORP HOLDINGS INC /MO
filed 1998-02-13
CIK 1029506

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark  One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997.

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ----- TO ------.


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

          Common  Stock                           Outstanding Shares at
      par  value  $.01  per share                   February 12, 1998
                                                        32,845,317

                            RALCORP HOLDINGS, INC.

INDEX

PART I.    FINANCIAL INFORMATION                                          PAGE
                                                                          ----

     Consolidated Statement of Earnings                                      1

     Condensed Consolidated Balance Sheet                                    2

     Condensed Consolidated Statement of Cash Flows                          3

     Notes to Condensed Consolidated Financial Statements                    4

     Unaudited Pro Forma Combined Financial Information                      7

     Pro Forma Combined Statement of Earnings                                8

     Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                               9


PART II.    OTHER INFORMATION

     Other Information                                                      13

                                        (i)


                            RALCORP HOLDINGS, INC.
                      CONSOLIDATED STATEMENT OF EARNINGS
                  (Dollars in millions except per share data)

                                     Three Months Ended
                                        December 31,
                                       ---------------

                                        1997     1996
                                       -------  ------
Net Sales                              $137.2   $292.9
                                       -------  ------

Costs and Expenses
  Cost of products sold                  90.2    141.2
  Selling, general and administrative    23.6     38.4
  Advertising and promotion              13.7     80.3
  Interest (income) expense, net          (.1)     6.9
  Restructuring charge                             4.6
  Equity loss in Vail Resorts, Inc.       2.0
                                       -------  ------
                                        129.4    271.4
                                       -------  ------

Earnings before Income Taxes              7.8     21.5
Income Taxes                              3.0      8.4
                                       -------  ------

Net Earnings                           $  4.8   $ 13.1
                                       =======  ======

Basic Earnings per Common Share        $  .14   $  .40
                                       =======  ======

Diluted Earnings per Common Share      $  .14   $  .40
                                       =======  ======

See  Accompanying  Notes  to  Condensed  Consolidated  Financial  Statements.


                               RALCORP HOLDINGS, INC.
                             CONSOLIDATED BALANCE SHEET
                                    (Condensed)
                               (Dollars in millions)


                                                              Dec. 31,   Sept. 30,
                                                                1997        1997
                                                             ----------  ----------
                           ASSETS
Current Assets
  Cash and cash equivalents                                  $      .7   $      8.4
  Receivables, less allowance for doubtful
   accounts of $1.1 and $1.0, respectively                        46.0         52.9
  Inventories -
   Raw materials and supplies                                     26.7         23.5
   Finished products                                              49.8         49.0
  Prepaid expenses                                                10.7          9.3
                                                             ----------  ----------
    Total Current Assets                                         133.9        143.1
                                                             ----------  ----------

Investments and Other Assets                                      88.5         89.1
                                                             ----------  ----------
Deferred Income Taxes                                             13.8         13.8
                                                             ----------  ----------

Property at Cost                                                 265.4        264.1
  Accumulated depreciation                                       113.8        109.8
                                                             ----------  ----------
                                                                 151.6        154.3
                                                             ----------  ----------
      Total                                                  $   387.8   $    400.3
                                                             ==========  ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Current maturities of long-term debt                       $       -   $        -
  Accounts payable                                                34.1         40.9
  Other current liabilities                                       27.5         37.3
                                                             ----------  ----------
    Total Current Liabilities                                     61.6         78.2
                                                             ----------  ----------

Long-Term Debt                                                       -            -
                                                             ----------  ----------
Other Liabilities                                                 36.1         35.4
                                                             ----------  ----------
Shareholders' Equity
  Common stock                                                      .3           .3
  Capital in excess of par value                                 110.1        110.1
  Retained earnings                                              181.1        176.3
  Common stock in treasury, at cost                               (1.4)           -
                                                             ----------  ----------
    Total Shareholders' Equity                                   290.1        286.7
                                                             ----------  ----------
      Total                                                  $   387.8   $    400.3
                                                             ==========  ==========

See  Accompanying  Notes  to  Condensed  Consolidated  Financial  Statements.


                            RALCORP HOLDINGS, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Condensed)
                             (Dollars in millions)

                                                      Three Months Ended
                                                          December 31,
                                                      ------------------
                                                         1997     1996
                                                        -------  -------
Cash Flow from Operations
  Net earnings                                          $  4.8   $ 13.1
  Non-cash items included in income                        4.6     10.7
  Restructuring charge                                              4.6
  Changes in assets and liabilities used in operations   (10.9)    25.1
  Other, net                                               2.6      1.9
                                                        -------  -------
    Net cash flow from operations                          1.1     55.4
                                                        -------  -------

Cash Flow from Investing Activities
  Acquisition                                             (4.2)
  Property and intangible asset additions, net            (3.3)   (11.0)
  Other, net                                                .1     (1.3)
                                                        -------  -------
    Net cash used by investing activities                 (7.4)   (12.3)
                                                        -------  -------

Cash Flow from Financing Activities
  Net cash flow used by debt                                      (43.1)
  Treasury stock purchases                                (1.4)       -
                                                        -------  -------
    Net cash used by financing activities                 (1.4)   (43.1)
                                                        -------  -------

Net Decrease in Cash and Cash Equivalents                 (7.7)       -
Cash and Cash Equivalents, Beginning of Year               8.4
                                                        -------  -------

Cash and Cash Equivalents, End of Quarter               $   .7   $    -
                                                        =======  =======

See Accompanying Notes to Condensed Consolidated Financial Statements.

                              RALCORP HOLDINGS, INC.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997
                     (Dollars in millions except per share data)

NOTE 1 - SALE TRANSACTIONS

On January 3, 1997, the United States Department of Justice approved the sale of Ralcorp's ski resort holdings to Vail Resorts, Inc. Ralcorp sold its three Colorado ski resort properties of Keystone, Breckenridge and Arapahoe Basin to Vail Resorts, Inc. in exchange for the assumption of $165 million in Resorts debt and a 22.6% equity interest in the combined Vail Resorts.

On January 31, 1997, the original Ralcorp Holdings, Inc. (Old Ralcorp) was merged with a subsidiary of General Mills, Inc. (the Merger). Immediately prior to the Merger, Old Ralcorp spun-off its private label cereal, branded baby food and private label cracker and cookie businesses and its ownership interest in Vail (the Spin-Off) by distributing one share of New Ralcorp Holdings, Inc. Common Stock for each share of Old Ralcorp Common Stock owned as of the close of business on January 31, 1997. Immediately prior to the Spin-Off, New Ralcorp Holdings, Inc. (Ralcorp) changed its name to Ralcorp Holdings, Inc. and in the Merger, Old Ralcorp changed its name to General Mills Missouri, Inc. This completed the $570 transaction with General Mills. The $570 value was reached by General Mills assuming $215 in Ralcorp debt and related accrued interest and funding the remaining $355 through the distribution of General Mills stock to Ralcorp shareholders of record on January 31, 1997.

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

NOTE 2 - PRESENTATION OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying unaudited historical financial statements of the Company have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in connection with the financial statements and notes included in the Company's Annual Report to Shareholders for the year ended September 30, 1997.

NOTE 3 - EQUITY INTEREST IN VAIL RESORTS, INC.

Upon the sale of the Company's Resort Operations to Vail Resorts, Inc., Ralcorp retained an equity ownership interest in Vail, which as of December 31, 1997 was 22.1%. In accordance with Accounting Principles Board Opinion No. 29 - "Accounting for Nonmonetary Transactions" (APB 29), the Resort
Operations sale transaction with Vail has been treated as a nonmonetary exchange. The assumption of debt and the issuance of equity qualifies this transaction as being nonmonetary in nature. Therefore, by meeting the provisions of APB 29, the initial equity investment in Vail was recorded at Ralcorp's net book value of assets contributed, or $50.7. This initial equity investment is then adjusted by the pre-tax amount of the Company's equity interest in the net earnings or losses of Vail. Amortization income is included as a component of the Company's equity earnings. This amortization income is the result of the Company's equity interest in the underlying net assets of Vail as of January 3, 1997 exceeding the net book value of the net assets contributed by the Company to Vail by $37.5. This excess is being amortized ratably over twenty years.

Through the first quarter ended December 31, 1997, the Company's equity stake in Vail resulted in a non-cash, pre-tax loss of $2.0 million, including the appropriate amortization income. Due to a change in Vail's fiscal year end, from September 30th to July 31st, the Company's first quarter results include only the Company's equity portion of Vail's operating results for October 1997.

NOTE 4 - ACQUISITION

On April 21, 1997, the Company completed the purchase of the Wortz Company, a private label cracker and cookie operation. Wortz, which is being operated as part of the Company's Bremner operation, is headquartered in Poteau, OK. The acquisition was financed by a combination of available cash and debt under the Company's credit facility and accounted for using the purchase method of accounting, whereby, the results of operations are included in the consolidated statement of earnings from the date of acquisition.

                              RALCORP HOLDINGS, INC.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997
                     (Dollars in millions except per share data)

The total consideration given in relation to this acquisition was $45.8, of which, $4.2 was paid in the quarter ended December 31, 1997. Goodwill associated with this acquisition is included in the "Investments and Other Assets" line of the accompanying Consolidated Balance Sheet.

NOTE 5 - RESTRUCTURING CHARGES

In the quarter ended March 31, 1997, the Company recorded a pre-tax restructuring charge of $15.1 ($9.5 after taxes or $.29 per common share) to cover costs associated with the sale of the Company's Branded Business, including  severance  payments  to  employees  whose  jobs were eliminated and financial penalties related to the early termination of information systems contracts. The level of systems support included in these contracts was no longer warranted after the Branded Business sale. Also, in the quarter ended December 31, 1996, the Company recorded a pre-tax restructuring charge of $4.6 ($2.9 after taxes or $.09 per common share). This charge covered severance
costs  for  certain  employees   whose  jobs  were  eliminated  in  downsizing
initiatives.

For the year ended September 30, 1996, the Company recorded a pre-tax charge of $16.5 ($10.4 after taxes or $.31 per common share) to recognize the costs related to restructuring its ready-to-eat cereal division. In addition, the restructuring plan included the partial closing of the Ralston Foods production facility in Battle Creek, MI.

The balance of these restructuring charges and their utilization during the quarter ended December 31, 1997 are summarized in the following table.



                                  Balance of      Utilized in      Balance of
                                  Reserve at      Three months     Reserve at
                                Sept. 30, 1997      FY 1998      Dec. 31, 1997
                                ---------------  --------------  --------------
Salaries, severance and
  benefits                      $            .6  $           -   $           .6
Asset writedowns                             .8            (.4)              .4
Other                                       1.4            (.1)             1.3
                                ---------------  --------------  --------------
   Total restructuring charges  $           2.8  $         (.5)  $          2.3
                                ===============  ==============  ==============

NOTE 6 - EARNINGS PER SHARE

In the current quarter ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 - "Earnings per Share" (FAS 128). By so doing, prior year earnings per share have been restated to conform to the presentation required by FAS 128 of basic and diluted earnings per share. The weighted average shares outstanding used to compute earnings per common share (basic and diluted) for the quarters ended December 31, 1997 and 1996 are based on the weighted average number of Ralcorp Stock shares outstanding for the periods then ended. In addition, the calculation of diluted earnings per share includes the conversion of outstanding stock options. Earnings per common share (basic and diluted) are computed independently for all of the periods presented, therefore, the sum of earnings per common share amounts (basic and diluted) for the quarters may not total the year-to-date. The weighted average numbers of common shares used for all periods (basic and diluted) are as follows:

          Quarter  ended  December  31,  1997  -  Basic........32,997,000
          Quarter  ended  December  31,  1997  -  Diluted......33,318,000
          Quarter  ended  December  31,  1996  -  Basic........32,883,000
          Quarter  ended  December  31,  1996  -  Diluted......33,163,000

     Actual outstanding shares of Ralcorp Common Stock at December 31, 1997 were 32,925,000.

                              RALCORP HOLDINGS, INC.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997
                     (Dollars in millions except per share data)

NOTE 7 - RECEIVABLES consists of the following:


                                  Dec. 31,    Sept. 30,
                                    1997        1997
                                 ----------  -----------
Trade receivables                $    39.0   $     43.7
Other                                  8.1         10.2
Allowance for doubtful accounts       (1.1)        (1.0)
                                 ----------  -----------
                                 $    46.0   $     52.9
                                 ==========  ===========

NOTE 8 - INVESTMENTS AND OTHER ASSETS consists of the following:



                                     Dec. 31,   Sept. 30,
                                       1997        1997
                                     ---------  ----------
Intangible assets                    $    33.8  $     32.3
Investments in affiliated companies       53.3        55.4
Deferred charges and other assets          1.4         1.4
                                     ---------  ----------
                                     $    88.5  $     89.1
                                     =========  ==========

NOTE 9 - OTHER CURRENT LIABILITIES consists of the following:



                                        Dec. 31,   Sept. 30,
                                          1997        1997
                                        ---------  ----------
Accrued advertising and promotion       $     7.5  $      4.9
Incentive compensation, salaries
   and vacations                              4.6         4.9
Restructuring and shutdown reserves           3.3         4.2
Accrued Wortz acquistion-related items                    4.4
Other items                                  12.1        18.9
                                        ---------  ----------
                                        $    27.5  $     37.3
                                        =========  ==========

                            RALCORP HOLDINGS, INC.
              UNAUDITED PRO FORMA COMBINED FINANCIAL INFORMATION

Ralcorp was organized for the purpose of effecting the Spin-Off and the Merger and has operated as an independent company only since January 31, 1997. The Ralcorp historical financial information is presented in the "Ralcorp Historical" column of the unaudited pro forma combined statement of earnings for the three months ended December 31, 1996. During this period the various spun-off businesses operated as divisions or subsidiaries of Old Ralcorp. This historical financial statement includes the results of operations of the branded cereal and snack businesses (the Branded Business), which Ralcorp sold to General Mills on January 31, 1997 and the Resort Operations, which Ralcorp sold to Vail Resorts, Inc. on January 3, 1997. Therefore, the historical financial statement does not reflect the combined results of operations that would have existed had Ralcorp been an independent company. Since Ralcorp did not operate independently during the period shown, the unaudited pro forma information may not necessarily reflect future results of operations or what the results of operations would have been had the formation of Ralcorp and its related businesses occurred at the beginning of the period shown.

The pro forma combined statement of earnings for the three months ended December 31, 1996 presents the combined results of Ralcorp's operations assuming that the sale of the Branded Business and the sale of the Resort Operations had occurred as of October 1, 1996. This statement of earnings has been prepared by adjusting the historical information for the effect of costs and expenses and the recapitalization which might have occurred had the Spin-Off and the sale of the Resort Operations occurred at the beginning of this period.

The "Branded Business" and "Resort Operations" columns in the pro forma combined statement of earnings represents the combined historical results of operations of the Branded Business and the consolidated historical results of operations of the Resort Operations, respectively.

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


                                                RALCORP HOLDINGS, INC.
                                      PRO FORMA COMBINED STATEMENT OF EARNINGS
                                         (in millions except per share data)
                                        Three Months Ended December 31, 1996

                                                                                   Pro Forma
                                        Ralcorp      Branded      Resort          Adjustments             Pro Forma
                                                                              ----------------------
                                       Historical    Business    Operations    Debit         Credit         Ralcorp
                                       -----------  ----------  ------------  -------       --------       ---------
Net Sales                              $     292.9  $  (141.9)  $     (29.2)                               $  121.8
                                       -----------  ----------  ------------  -------       --------       ---------

Costs and Expenses
  Cost of products sold                      141.2      (34.7)        (25.7)     1.0   (a)                     81.8
  Selling, general and
      administrative                          38.4      (14.9)         (3.4)     5.5   (a)                     25.6
  Advertising and promotion                   80.3      (66.5)         (1.4)                                   12.4
  Equity earnings in
      Vail Resorts                                                                              1.2   (b)      (1.2)
  Interest expense                             6.9       (1.1)         (2.8)                    2.7   (c)        .3
  Restructuring charge                         4.6          -                                                   4.6
                                       -----------  ----------  ------------  -------       --------       ---------
                                             271.4     (117.2)        (33.3)     6.5            3.9           123.5
                                       -----------  ----------  ------------  -------       --------       ---------
Earnings before
    Income Taxes                              21.5      (24.7)          4.1     (6.5)          (3.9)           (1.7)
Income Taxes                                   8.4       (9.5)          1.6                     1.1   (d)       (.6)
                                       -----------  ----------  ------------  -------       --------       ---------
Net Earnings                           $      13.1  $   (15.2)  $       2.5   $ (6.5)       $  (5.0)       $   (1.1)
                                       ===========  ==========  ============  =======       ========       =========

Earnings per common share
    Basic (e)                          $       .40                                                         $   (.03)
                                       ===========                                                         =========
    Diluted (e)                        $       .40                                                         $   (.03)
                                       ===========                                                         =========
Weighted average shares outstanding:
    Basic(e)                                  32.9                                                             32.9
    Diluted(e)                                33.2                                                             33.2

Notes  to  Unaudited  Pro  Forma  Combined  Financial  Information

(a) To reflect the fixed costs (i.e., fixed manufacturing, information systems, general administrative and corporate overhead) included in the combined historical results of operations of the Branded Business absorbed by  Ralcorp with the  sale  of  the  Branded  Business.
(b) To reflect Ralcorp's equity earnings in Vail Resorts.  The equity earnings include  $.5 million  for  the  three
    months  ended  December 31, 1996  of  amortization income.   The  amortization income is the result of the basis
    difference  between  the  net  book  value  of the Resort Operations' net assets contributed to Vail Resorts and
    Ralcorp's  approximate  22.6%  equity  interest  in  Vail  Resorts'  net assets.  This basis difference is being amortized ratably over 20 years.
(c) To  reduce  interest  expense  due to General Mills assuming $215.0 million of Ralcorp debt upon the sale of the
    Branded Business. Interest expense shown of $.3 million for the three months ended December 31, 1996, is related to estimated revolving credit facility debt needed to finance working capital.
(d) To reflect the tax effect of the pro forma adjustments shown at an effective rate of 38%.
(e) The weighted average number of shares used to compute Ralcorp earnings per share (basic and diluted) is based on the  weighted  average  number  of Ralcorp common shares outstanding (basic and diluted) during the three months ended December 31, 1996.

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

HIGHLIGHTS

For the quarter ended December 31, 1997, sales and net earnings were $137.2 million and $4.8 million compared to $292.9 million and $16.0 million, excluding a restructuring charge, for the comparable prior year period. Basic and diluted earnings per share for the current year's first quarter were $.14 compared to last year's first quarter basic and diluted earnings per share of $.49, exclusive of the restructuring charge effect. In the quarter ended December 31, 1996 the Company recorded a pre-tax restructuring charge of $4.6 million ($2.9 million after-tax or $.09 per share) to cover expenses related to severance costs for certain separated employees whose jobs were eliminated in downsizing initiatives. Including this charge in the prior year's first fiscal quarter, net earnings and earnings per share (basic and diluted) were reduced to $13.1 million and $.40, respectively.

The prior year's first quarter included the operating results of the Company's Branded Business and Resort Operations. The Unaudited Pro Forma Combined Financial Information included elsewhere in this document, reflects the pro forma results of operations of the Ralcorp businesses assuming the divestitures of the Company's Branded Business and Resort Operations were completed as of October 1, 1996. The sale of Resort Operations to Vail Resorts, Inc. was completed on January 3, 1997 and the sale of the Branded Business to General Mills, Inc. was completed on January 31, 1997. On a pro forma basis, excluding the above mentioned restructuring charge, sales, net earnings and earnings per share (basic and diluted) for the quarter ended
December 31, 1996 were $121.8 million, $1.8 million and $.06, respectively. On a pro forma basis, including the restructuring charge, operations for the quarter ended December 31, 1996 resulted in a net loss of $1.1 million, or $.03 per share (basic and diluted).


                               SALES BY DIVISION
                        THREE MONTHS ENDED DECEMBER 31


                                        1997   1996*
                                       ------  ------
                        Ralston Foods  $ 66.4  $ 62.7
                        Bremner          39.8    22.5
                        Beech-Nut        31.0    36.6
                                       ------  ------
                                       $137.2  $121.8
                                       ======  ======

                        *  On a pro forma basis

DISCUSSION  OF  BUSINESSES

The Company operated its Resort Operations through the first quarter of fiscal 1997. With the sale of its Resort Operations on January 3, 1997 to Vail, the Company operates solely in the Consumer Foods segment, while maintaining an equity interest in Vail Resorts, Inc.

CONSUMER  FOODS

Comparisons of operating results in the Consumer Foods segment on a historical basis are complicated by the fact that the operations of the Company's Branded Business are included in the entire prior fiscal year's first quarter. As previously mentioned, the sale of the Branded Business to General Mills occurred on January 31, 1997.

Consumer Foods sales of $137.2 million for the first quarter of fiscal 1998 represents a decrease of 48.0% or $126.5 million when comparing to the first quarter of fiscal 1997. This quarter to quarter decline was primarily due to the inclusion of the Branded Business results of operations in the prior year's first quarter. On a comparison of current year quarter sales to prior year quarter sales, excluding the benefit of the Branded Business, sales
improved  $15.4  million.    Sales  in  the  current  year's  first  quarter
significantly benefited on increases from the Bremner cracker and cookie operation. Bremner sales, which improved $17.3 million, were helped in the current year from a full quarter of Wortz Company sales and an improved product mix. The Wortz Company, a private label cracker and cookie operation, was acquired on April 21, 1997. In addition, store brand cereals, the Company's only remaining cereal operation, showed a $3.7 million sales improvement over the prior year on a 3.3 percent volume increase. This marks the third consecutive quarter that store brand cereal has recorded year-over-year volume gains. Offsetting some of the sales improvements, was a $5.6 million sales decline from the Company's Beech-Nut baby food division. The baby food business, while still profitable, was negatively effected by both a shrinking category and significant competitive pressure. On a current year quarter to prior year quarter comparison, Beech-Nut experienced an approximate 18 percent case volume decline.

Consumer Foods operating profit for the quarter ended December 31, 1997, was $10.7 million, significantly below the Branded Business-enhanced operating profit level of the prior year's first quarter of $36.2 million, excluding the previously mentioned $4.6 million restructuring charge in this prior year period. In the current year's first quarter, Ralston Foods, the Company's store brand cereals division, recorded positive operating profit on the strength of volume growth, while maintaining a low cost base. Bremner operating profit improved considerably over the prior year period with the addition of Wortz, significantly lower ingredient costs (namely, flour costs)
and  an  improved  product  mix.    Operating  results  at  Beech-Nut  were
significantly down from the prior year, again, due to the decline in the overall baby food category and heavy competitive pressure.

RESORT  OPERATIONS

Resort Operations recorded first quarter fiscal 1997 sales and operating loss of $29.2 million and $1.3 million, respectively. Due to the sale of the Company's Resort Operations to Vail Resorts, Inc. on January 3, 1997, there are no comparable current year figures.

EQUITY  INTEREST  IN  VAIL  RESORTS,  INC.

Upon the sale of the Company's Resort Operations to Vail in January 1997, Ralcorp retained an equity ownership interest in Vail, which as of December 31, 1997 was 22.1 percent. Maintaining an equity interest in Vail Resorts does not eliminate the Company's exposure to the seasonality issues inherent in the winter ski resort industry. Through the first quarter ended December 31, 1997, the Company's equity stake in Vail resulted in a non-cash, pre-tax loss of $2.0 million. Ralcorp's first quarter reporting does not include any of the historically profitable ski months, which are primarily December through March. Commencing with fiscal year ending July 31, 1998, Vail has changed its fiscal year end from September 30th to July 31st. As a result, the Company's first quarter includes only its equity portion of Vail's operating results for October 1997.

RESULTS  OF  OPERATIONS

Cost of products sold as a percentage of sales for the quarters ended December 31, 1997 and 1996 were 65.7% and 48.2%, respectively. This increase can be attributable to the fact that many of the Company's higher margin products were eliminated through the sale of the Branded Business, store brand products by their market nature usually are priced at a lower margin. Selling, general and administrative expense as a percent of sales increased to 17.2% in the first quarter of the current year compared to 13.1% in the prior period. The level of selling, general and administrative expense in the current year's first quarter is consistent with the levels experienced by the Company in the periods subsequent to the two sale transactions. Advertising and promotion
                                        10
expenses decreased to 10.0% of sales from 27.4% in the prior year period reflecting the significantly reduced level of advertising and promotional support necessary for a predominantly store brand company. Income taxes were 39.0% of earnings before income taxes in the current quarter compared to 39.1% in the year ago period.

FINANCIAL  CONDITION

The Company's primary source of liquidity is cash flow from operations, which decreased to $1.1 million for the three months ended December 31, 1997 compared to $55.4 million for the same period in the prior year. This decline is due to various factors including, the reduced level of income with the elimination of the earnings streams from the Branded Business and Resort Operations and a significant reduction in the current year's first quarter of accrued liabilities and accounts payable as certain one-time items were paid in the quarter. Such one-time items include a final payment related to the Wortz acquisition and a fee paid to terminate a contract with Ralston Purina regarding international distribution of cereal products. Net working capital, excluding cash and cash equivalents, was $71.6 million at December 31, 1997 compared to $56.5 million at September 30, 1997.

Property and intangible asset additions decreased to $3.3 million for the first quarter of fiscal 1998 compared to $11.0 million in the prior year quarter. Of the prior year amount, approximately $7.4 million represented Resort Operations additions. During the first quarter of fiscal 1998 the Company repurchased $1.4 million of its Common Stock. The Company transacted no stock repurchases during the quarter ended December 31, 1996. As reflected on the Consolidated Balance Sheet, the Company remains essentially debt free at December 31, 1997, as was the case at September 30, 1997.

During the first quarter ended December 31, 1997, the Company's Board of Directors approved an authorization to buy back up to one million shares of the Company's Common Stock from time to time as management determines. As of February 9, 1998, the Company had repurchased 166,000 shares for approximately $2.7 million pursuant to such authorization.

OUTLOOK

Ralcorp, through its Ralston Foods subsidiary, continues to operate in the competitive environment that exists in the ready-to-eat cereal category.
Consolidation among members of the grocery trade may lead to increased wholesale price pressure from larger grocery trade customers and could result in the loss of key cereal accounts if the surviving entities are not customers of the Company. Also, management believes the increased presence of competitors' low priced branded bagged cereals is having, and may continue to have, a negative impact on industry-wide cereal sales and profitability. To be successful, Ralcorp must maintain an effective price gap between its private label cereal products and those products of top branded cereal competitors. Ralcorp management has been successful at removing excess costs from its cereal operations in order to attain a cost basis that will allow it to maintain an adequate price gap and still provide a quality alternative to branded cereals. Management intends to continue to focus on cost elimination where appropriate.

In baby foods, continued significant competitive pressures and an overall decline in the baby food category are important concerns for the management of Beech-Nut. Beech-Nut is focused on the production of high quality products, the successful introduction of its new "BEECH-NUT NATURALS" line, maintaining its presence in key regional markets and emphasizing cost reductions and controls. With regard to the Bremner cracker and cookie business, the addition of the Wortz Company had an immediate and positive effect on sales, operating profit and customer base. Bremner continues to achieve good results on lower costs, and improved sales and product mix. Despite the present positive performance and favorable results from the Wortz acquisition, Bremner still faces significant competition from large branded and regional private label producers.

Ralcorp management intends to take the appropriate steps to grow the Company's predominantly private label businesses. Such steps could include additional improvement in operating efficiencies, expanding the customer base where possible, continued product improvement and innovation, and, as previously mentioned, maintaining a meaningful price gap between branded products and all of its private label offerings.

Company management realizes that in addition to improved operations and enhanced efficiencies, a key growth opportunity may exist through strategic acquisitions. Management intends to explore, where appropriate, those acquisition opportunities that strategically fit with the Company's current mix of businesses. Ralcorp's low level of outstanding debt should provide the Company greater flexibility to act upon any such opportunities.

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

INFORMATION  SYSTEMS  DEVELOPMENTS  AND  YEAR  2000  ISSUES

In relation to the Company's on-going focus on cost removal and process improvement, the Company's information technology strategy includes the elimination of existing mainframe computer systems and the migration to a server environment. A key component of executing this strategy is currently in process as the Company is replacing, modifying or upgrading the primary systems and technology necessary to manage the business. The Company's accounting policy is to capitalize the related external costs. The timing of these improvements is also beneficial as the resulting information systems hierarchy will be year 2000 compliant.

As the year 2000 approaches there are certain problems inherent with information systems processing, primarily, many computer systems include application software that processes date sensitive data based on the use of only two digits. These systems may be unable to process such data by, and in some cases before, the year 2000. The Company has developed plans that it believes will address the impact of replacing or modifying all secondary systems to resolve the processing problems involved with the year 2000. Such plans include a thorough evaluation of electronic information transfers to vendors, internal and external customers and other third parties. Based on the Company's current expectations, the costs anticipated in making the Company's ancillary information systems year 2000 compliant should not be material to its financial position or results of operations.

CAUTIONARY  STATEMENT  ON  FORWARD-LOOKING  STATEMENTS

Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis and this document, and are preceded by, followed by or include the words "intends," "believes," "expects," "anticipates," "should" or similar expressions. The Company's results of operations and liquidity status may differ materially from those in the forward-looking statements. Such statements are based on management's current views and assumptions, and involve risks and uncertainties that could affect expected results. For example any of the following factors cumulatively or individually may impact expected results:

     (i) If the Company is unable to maintain a meaningful price gap between its private label cereal products and the branded products of its competitors, then the Company's cereal business could incur operating losses;

     (ii) Significant increases in the cost of certain raw materials used in the Company's products, to the extent not reflected in the price of the Company's products, could adversely impact the Company's results. For example, the cost of wheat can change significantly;

     (iii) In light of its significant ownership interest in Vail Resorts, Inc., the Company's non-cash earnings can be adversely affected by Vail's unfavorable performance;

     (iv) The Company's baby food business has experienced significant volume declines which have, and could continue to have, a negative impact on the Company's operating results;

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

Item  4.    Submission  of  Matters  to  a  Vote  of  Security  Holders.

On January 29, 1998, the Registrant held its Annual Meeting of Shareholders at which the following Directors were elected Directors of the Registrant, each for a term of three years expiring at the Annual Meeting of Shareholders to be held in 2001, or when their successors are elected:

                                                                 Abstentions/
                                Votes  For   Votes  Against   Broker  Nonvotes
                                ----------   --------------   ----------------
     William D. George, Jr.     29,178,829          N/A          558,011
     William P. Stiritz         29,091,167          N/A          645,673

At the same meeting, the Registrant's shareholders also approved the Ralcorp Holdings, Inc. Incentive Stock Plan.

                                                                 Abstentions/
                               Votes  For     Votes  Against  Broker  Nonvotes
                               ----------     --------------  ----------------
     Incentive Stock Plan      20,577,346        2,297,992     6,861,502

Item  6.    Exhibits  and  Reports  on  Form  8-K.

(a)        Exhibits

27          Financial  Data  Schedule


(b)        Reports  on  Form  8-K

            None


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             RALCORP  HOLDINGS,  INC.



                                             By:  /s/  T. G. GRANNEMAN
                                                ------------------------
                                                  T. G. Granneman
                                                  Duly Authorized Signatory and
                                                  Chief Accounting Officer

                                 EXHIBIT INDEX

Exhibit
Number                  Description
------                  -----------

  27          Financial  Data  Schedule