Form 10-Q
period 1998-03-31
RALCORP HOLDINGS INC /MO
filed 1998-05-15
CIK 1029506

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark  One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998.

(  )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO_______.

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

          Common Stock                          Outstanding Shares at
     par value $.01 per share                       May 13, 1998
                                                     32,656,417

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

     Notes  to  Condensed  Financial Statements                              4

     Unaudited  Pro  Forma Combined Financial Information                    8

     Pro  Forma  Combined Statement of Earnings                              9

     Management's  Discussion  and  Analysis  of  Financial  Condition
     and  Results  of  Operations                                           10


PART  II.    OTHER  INFORMATION

     Other  Information                                                     16







                                      (i)


PART I - FINANCIAL INFORMATION

                                        RALCORP HOLDINGS, INC.
                                  CONSOLIDATED STATEMENT OF EARNINGS
                             (Dollars in millions except per share data)


                                          Three Months Ended        Six Months Ended
                                              March 31,                 March 31,
                                         --------------------      ------------------
                                            1998       1997          1998      1997
                                         ---------   --------      --------  --------
Net Sales                                $   147.1   $ 161.4       $ 284.3   $ 454.3
                                         ---------   --------      --------  --------
Costs and Expenses
  Cost of products sold                       92.9      94.3         183.1     235.5
  Selling, general and administrative         25.7      38.8          49.3      77.2
  Advertising and promotion                   17.4      29.0          31.1     109.3
  Interest expense, net                          -       1.0           (.1)      7.9
  Gain on Branded Sale                                (516.5)                 (516.5)
  Restructuring charge                                  18.4                    23.0
  Equity earnings in Vail Resorts, Inc.       (6.2)    (10.5)         (4.2)    (10.5)
                                         ---------   --------      --------  --------
                                             129.8    (345.5)        259.2     (74.1)
                                         ---------   --------      --------  --------
Earnings before Income Taxes                  17.3     506.9          25.1     528.4
Income Taxes                                   6.8      (3.5)          9.8       4.9
                                         ---------   --------      --------  --------

Net Earnings                             $    10.5   $ 510.4       $  15.3   $ 523.5
                                         =========   ========      ========  ========

Basic Earnings per Common Share          $     .32   $ 15.47       $   .46   $  15.91
                                         ==========  ========      ========  ========

Diluted Earnings per Common Share        $     .32   $ 15.33       $   .46   $  15.77
                                         ==========  ========      ========  ========

See Accompanying Notes to Condensed Consolidated Financial Statements.

                            RALCORP HOLDINGS, INC.
                          CONSOLIDATED BALANCE SHEET
                                  (Condensed)
                             (Dollars in millions)


                                                 March 31,   Sept. 30,
                                                   1998         1997
                                                ----------   ---------
                 ASSETS
Current Assets
  Cash and cash equivalents                     $     12.6   $     8.4
  Receivables, less allowance for doubtful
   accounts of $1.1 and $1.0, respectively            37.6        52.9
  Inventories -
   Raw materials and supplies                         24.5        23.5
   Finished products                                  50.1        49.0
  Prepaid expenses                                     9.6         9.3
                                                -----------  ---------
    Total Current Assets                             134.4       143.1
                                                -----------  ---------

Investments and Other Assets                          96.5        89.1
                                                -----------  ---------
Deferred income taxes                                 11.7        13.8
                                                -----------  ---------

Property at Cost                                     268.7       264.1
  Accumulated depreciation                           117.7       109.8
                                                -----------  ---------
                                                     151.0       154.3
                                                -----------  ---------
      Total                                     $    393.6   $   400.3
                                                ===========  =========

LIABILITIES AND SHAREHOLDERS EQUITY
Current Liabilities
  Current maturities of long-term debt          $        -   $       -
  Accounts payable                                    29.0        40.9
  Other current liabilities                           32.3        37.3
                                                -----------  ---------
    Total Current Liabilities                         61.3        78.2
                                                -----------  ---------

Long-Term Debt                                           -           -
                                                -----------  ---------
Other Liabilities                                     36.1        35.4
                                                -----------  ---------
Shareholders Equity
  Common stock                                          .3          .3
  Capital in excess of par value                     110.1       110.1
  Retained earnings                                  191.6       176.3
  Common stock in treasury, at cost                   (5.8)
                                                -----------  ---------
    Total Shareholders Equity                        296.2       286.7
                                                -----------  ---------
      Total                                     $    393.6   $   400.3
                                                ===========  =========

See Accompanying Notes to Condensed Consolidated Financial Statements.

                                RALCORP HOLDINGS, INC.
                         CONSOLIDATED STATEMENT OF CASH FLOWS
                                     (Condensed)
                                (Dollars in millions)


                                                             Six Months Ended
                                                                March 31,
                                                         ----------------------
                                                           1998         1997
                                                         --------      --------
Cash Flow from Operations
  Net earnings                                           $   15.3      $  523.5
  Restructuring charge ($23.0 less payments of $16.0)                       7.0
  Gain on sale of Branded Business                                       (516.5)
  Non-cash items included in income                          11.3          16.6
  Changes in assets and liabilities used in operations         .2          13.2
  Other, net                                                 (3.6)         (4.6)
                                                         ---------      --------
   Net cash flow from operations                             23.2          39.2
                                                         ---------      --------

Cash Flow from Investing Activities
  Acquisition                                                (4.2)
  Property and intangible asset additions, net               (7.7)        (15.5)
  Other, net                                                 (1.3)          (.6)
                                                         ----------     --------
   Net cash used by investing activities                    (13.2)        (16.1)
                                                         ----------     --------

Cash Flow from Financing Activities
  Net cash flow used by debt                                               (3.1)
  Treasury stock purchases                                   (5.8)
                                                         ----------     --------
   Net cash used by financing activities                     (5.8)         (3.1)
                                                         ----------     --------

Net Increase in Cash and Cash Equivalents                     4.2          20.0
Cash and Cash Equivalents, Beginning of Year                  8.4
                                                         ----------     --------

Cash and Cash Equivalents, End of Period                 $   12.6       $  20.0
                                                         =========      ========

See  Accompanying  Notes  to  Condensed  Consolidated  Financial  Statements.

                              RALCORP HOLDINGS, INC.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  MARCH 31, 1998
                     (Dollars in millions except per share data)

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

Through the six months ended March 31, 1998, the Company's equity stake in Vail resulted in non-cash, pre-tax earnings of $4.2 million, including the appropriate amortization income. Due to a change in Vail Resorts' fiscal year end, from September 30th to July 31st, the Company's current year six months results include only the Company's equity portion of Vail's operating results for the period October, 1997 through January, 1998.

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

     The balance of these restructuring charges and their utilization during the six months ended March 31, 1998 are summarized in the following table.

                                  Balance of      Utilized in     Balance of
                                  Reserve at      Six months      Reserve at
                                Sept. 30, 1997      FY 1998     Mar. 31, 1998
                                --------------   -------------  -------------
Salaries, severance and
  benefits                      $           .6   $          -   $           .6
Asset writedowns                            .8            (.5)              .3
Other                                      1.4            (.2)             1.2
                                --------------   -------------  --------------
   Total restructuring charges  $          2.8   $        (.7)  $          2.1
                                ==============   =============  ==============

NOTE 6  - EARNINGS PER SHARE

In the quarter ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 - "Earnings per Share" (FAS 128). By so doing, prior year earnings per share have been restated to conform to the presentation required by FAS 128 of basic and diluted earnings per share. The weighted average shares outstanding used to compute earnings per common share (basic and diluted) for the three and six month periods ended March 31, 1998 and 1997 are based on the weighted average number of Ralcorp Stock shares outstanding for the periods then ended. In addition, the calculation of diluted earnings per share includes the conversion of outstanding stock options. Earnings per common share (basic and diluted) are computed independently for all of the periods presented, therefore, the sum of earnings per common share amounts (basic and diluted) for the quarters may not total the year-to-date.

The weighted average numbers of common shares used for all periods (basic and diluted) are as follows:

          Quarter ended March 31, 1998 - Basic         32,827,000
          Quarter ended March 31, 1998 - Diluted       33,200,000
          Quarter ended March 31, 1997 - Basic         32,990,000
          Quarter ended March 31, 1997  - Diluted      33,258,000
          Six months ended March 31, 1998 - Basic      32,912,000
          Six months ended March 31, 1998 - Diluted    33,259,000
          Six months ended March 31, 1997 - Basic      32,937,000
          Six months ended March 31, 1997 - Diluted    33,215,000

     Actual outstanding shares of Ralcorp Common Stock at March 31, 1998 were 32,656,000.

NOTE 7  - RECEIVABLES consists of the following:

                                          Mar. 31,    Sept. 30,
                                           1998        1997
                                        ----------  -----------
       Trade receivables                $    36.5   $     43.7
       Other                                  2.2         10.2
       Allowance for doubtful accounts       (1.1)        (1.0)
                                        ----------  -----------
                                        $    37.6   $     52.9
                                        ==========  ===========

NOTE 8 - INVESTMENTS AND OTHER ASSETS consists of the following:

                                          Mar. 31,   Sept. 30,
                                            1998        1997
                                          --------  ----------
     Intangible assets                    $    35.5  $     32.3
     Investments in affiliated companies       59.6        55.4
     Deferred charges and other assets          1.4         1.4
                                          --------  ----------
                                          $    96.5  $     89.1
                                          =========  ==========

NOTE 9 - OTHER CURRENT LIABILITIES consists of the following:

                                             Mar. 31,   Sept. 30,
                                              1998        1997
                                            ---------  ----------
    Accrued advertising and promotion       $    11.8  $      4.9
    Incentive compensation, salaries
       and vacations                              4.9         4.9
    Restructuring and shutdown reserves           2.8         4.2
    Accrued Wortz acquisition-related items                   4.4
    Other items                                  12.8        18.9
                                            ---------  ----------
                                            $    32.3  $     37.3
                                            =========  ==========

NOTE 10 - SUBSEQUENT EVENT

On  April 23, 1998,  the  Company  announced  it had completed the purchase of
Flavor House, Inc., a leading store brand snack nut business located in Dothan, AL. Flavor House's sales in the store brand jar and can snack nut category are estimated to be $62 for the current fiscal year, which was scheduled to end May 31, 1998.

The acquisition was funded through a combination of available cash and debt funded through the Company's credit facility.

                            RALCORP HOLDINGS, INC.
              UNAUDITED PRO FORMA COMBINED FINANCIAL INFORMATION

Ralcorp was organized for the purpose of effecting the Spin-Off and the Merger and has operated as an independent company only since January 31, 1997. The Ralcorp historical financial information presented in the "Ralcorp Historical" column of the unaudited pro forma combined statement of earnings for the six months ended March 31, 1997 reflects four months, October 1, 1996 through January 31, 1997, during which the various spun-off businesses operated as divisions or subsidiaries of Old Ralcorp. This historical financial statement includes the results of operations of the branded cereal and snack businesses (the Branded Business), which Ralcorp sold to General Mills on January 31, 1997 and the Resort Operations, which Ralcorp sold to Vail Resorts, Inc. on January 3, 1997. Therefore, the historical financial statement does not reflect the combined results of operations that would have existed had Ralcorp been an independent company. Since Ralcorp did not operate independently during the entire period shown, the unaudited pro forma information may not necessarily reflect future results of operations or what the results of operations would have been had the formation of Ralcorp and its related businesses occurred at the beginning of the period shown.

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

The "Branded Business" and "Resort Operations" columns in the pro forma combined statement of earnings represents the combined historical results of operations of the Branded Business and the consolidated historical operating results of the Resort Operations, respectively.

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

                                                     RALCORP HOLDINGS, INC.
                                           PRO FORMA COMBINED STATEMENT OF EARNINGS
                                              (in millions except per share data)
                                                Six Months Ended March 31, 1997

                                                                                           Pro Forma
                                          Ralcorp      Branded       Resort               Adjustments               Pro Forma
                                                                                ----------------------------
                                         Historical    Business    Operations       Debit            Credit          Ralcorp
                                        ------------  ----------  ------------  -------------       --------       -----------
Net Sales                               $     454.3   $  (172.5)  $     (33.1)                                     $    248.7
                                        ------------  ----------  ------------  -------------       --------       -----------

Costs and Expenses
  Cost of products sold                       235.5       (43.4)        (27.5)           1.4   (a)                      166.0
  Selling, general and
      administrative                           77.2       (20.9)         (3.5)           6.1   (a)      3.3   (g)        55.6
  Advertising and promotion                   109.3       (78.1)         (1.8)                                           29.4
  Interest expense, net                         7.9        (1.4)         (2.8)                          4.0   (c)         (.3)
  Gain on Branded Sale                       (516.5)                                   516.5   (f)                          -
  Restructuring charge                         23.0                                                    18.4   (h)         4.6
  Equity earnings in
      Vail Resorts, Inc.                      (10.5)                                                    2.3   (b)       (12.8)
                                        ------------  ----------  ------------  -------------       --------       -----------
                                              (74.1)     (143.8)        (35.6)         524.0           28.0             242.5
                                        ------------  ----------  ------------  -------------       --------       -----------
Earnings before
    Income Taxes                              528.4       (28.7)          2.5         (524.0)         (28.0)              6.2
Income Taxes                                    4.9       (11.2)          1.0                          (7.7)  (d)         2.4
                                        ------------  ----------  ------------  -------------       --------       -----------
Net Earnings                            $     523.5   $   (17.5)  $       1.5   $     (524.0)       $ (20.3)       $      3.8
                                        ============  ==========  ============  =============       ========       ===========

Earnings per common share - Basic(e)    $     15.91                                                                $      .12
                                        ============                                                               ===========
Earnings per common share - Diluted(e)  $     15.77                                                                $      .12
                                        ============                                                               ===========
Weighted average shares outstanding:
      Basic(e)                                 32.9                                                                      32.9
      Diluted(e)                               33.2                                                                      33.2

Notes  to  Unaudited  Pro  Forma  Combined  Financial  Information

(a)  To reflect the fixed costs (i.e., fixed manufacturing, information systems, general administrative and corporate overhead)
     included in the combined historical results of operations of the Branded Business absorbed by Ralcorp with the sale of the
     Branded Business.
(b)  To reflect Ralcorp's equity earnings in Vail Resorts.  The equity earnings include $.9 million for the  six  months  ended
     March 31, 1997 of amortization income.  The amortization income is the result of the basis difference between the net book value of the Resort Operations' net assets contributed to Vail Resorts and Ralcorp's approximate 22.6% equity interest  in
     Vail Resorts' net assets.  This basis difference is being amortized ratably over 20 years.
(c)  To reduce interest expense due to General Mills assuming $215.0 million of Ralcorp  debt  upon  the sale  of  the  Branded
     Business.  Interest income shown of $.3 million for the six months ended March 31, 1997, reflects residual interest earned on short term investments.
(d)  To reflect the tax effect of the pro forma adjustments shown at an effective rate of  38%.
(e)  The weighted average number of shares used to compute Ralcorp earnings per share (basic  and  diluted)  is  based  on  the weighted  average  number  of  Ralcorp  common  shares  outstanding  (basic  and  diluted)  during  the  six  months ended
     March 31, 1997.
(f)  To eliminate the tax-free gain on sale of the Branded Business.
(g)  To eliminate certain expenses incurred directly as a result of the two sale transactions.
(h)  To eliminate the amount of the second quarter of fiscal 1997 restructuring charge that was  specifically  related  to  the sale of the Branded Business.

                            RALCORP HOLDINGS, INC.
          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS

For financial reporting purposes, Ralcorp is a "successor registrant" to the Ralcorp Holdings, Inc. that was acquired by General Mills, Inc. on January 31, 1997 (Old Ralcorp) and, as such, all financial information of Ralcorp included in this discussion and the accompanying financial statements represent the historical financial information of Old Ralcorp. Therefore, references to the "Company," as they relate to financial information for periods prior to January 31, 1997, are references to Old Ralcorp.

HIGHLIGHTS

Net sales and net earnings for the second quarter ended March 31, 1998 were $147.1 million and $10.5 million, respectively, compared to unaudited pro forma net sales and earnings for the same quarter last year of $126.9 million and $4.9 million, respectively. Basic and diluted earnings per share for the current year's second quarter were $.32 compared to last year's pro forma second quarter basic and diluted earnings per share of $.15.

On a comparison of actual results for the six month period ended March 31, 1998 to unaudited pro forma results for the same period of the prior year, net sales were $284.3 million and $248.7 million, respectively, or an improvement of $35.6 million. Net earnings for the current year's first six months were $15.3 million, or $.46 per share (basic and diluted), compared to prior year pro forma net earnings of $3.8 million, or $.12 per share (basic and diluted). Included in the prior year pro forma results is a $4.6 million ($2.9 million after tax) charge to cover certain severance-related costs. Excluding this charge, prior year pro forma net earnings would have been $6.7 million, or $.21 per share (basic and diluted). The Company took no charges during the first six months of the current fiscal year.

The unaudited pro forma prior year information assumes the divestitures of the Company's Branded Business and Resort Operations were completed as of the beginning of the prior year periods. Actual timing of these divestitures occurred during the quarter ended March 31, 1997. The Company's ski resort holdings were sold to Vail Resorts, Inc. on January 3, 1997 and the Company's Branded Business was sold to General Mills, Inc. on January 31, 1997. Therefore, comparisons of actual results in the current year to the unaudited pro forma results of the prior year provide a more meaningful analysis of operating results and trends.

Actual net sales for the three and six month periods ended March 31, 1997 were $161.4 million and $454.3 million, respectively, compared to $147.1 million and $284.3 million for the same periods of the current fiscal year. Again, the significant decline in net sales year-over-year is due to the prior year periods including sales of the Company's Branded Business through January 31, 1997 and revenues attributable to the Company's ski resort operations through January 3, 1997.

Net earnings for the quarter ended March 31, 1997, excluding a $18.4 million pre-tax restructuring charge and a one-time, tax-free gain of $516.5 million, were $5.5 million, or $.17 per share (basic and diluted) compared to net earnings for the three months ended March 31, 1998 of $10.5 million, or $.32 per share (basic and diluted). For the six months ended March 31, 1997, the Company recorded net earnings of $21.5 million, or $.65 per share (basic and diluted) compared to the aforementioned net earnings for the corresponding current year period of $15.3 million, or $.46 per share (basic and diluted). Excluded from the first six months of fiscal 1997 net earnings is the $18.4 million second quarter restructuring charge and the separate severance-related charge taken in the first quarter of 1997, as well as the gain from the sale of the branded businesses. These two restructuring charges totaled $23.0 million pre-tax ($14.5 million or $.44 per basic and diluted share after tax). The gain on the sale of the branded businesses for the six months was $516.5 million or $15.70 per basic share and $15.56 per diluted share.

                             NET SALES BY DIVISION

                       Three Months Ended    Six Months Ended
                            March 31,             March 31,
                       ------------------    -----------------
                         1998      1997*        1998     1997*
                      ---------  --------    ---------  -------
       Ralston Foods  $    73.8  $   67.4    $   140.2  $ 130.1
       Bremner             39.1      22.3         78.9     44.8
       Beech-Nut           34.2      37.2         65.2     73.8
                      ---------  --------    ---------  -------
                      $   147.1  $  126.9    $   284.3  $ 248.7
                      =========  ========    =========  =======

       * On a pro forma basis

DISCUSSION  OF  BUSINESSES

With the sale of its Resort Operations on January 3, 1997 to Vail Resorts, Inc., the Company operates solely in the Consumer Foods segment, while maintaining an equity interest in Vail Resorts, Inc.

CONSUMER  FOODS

Comparisons of operating results in the Consumer Foods segment on a historical basis are complicated by the fact that the operations of the Company's Branded Business are included through the first four months of the prior fiscal year. As previously mentioned, the sale of the Branded Business to General Mills occurred on January 31, 1997.

Actual current year Consumer Foods sales were down $10.4 million for the quarter and $136.9 million for the six months, as the prior year periods include the four month sales of the now divested branded cereal and snack business. On a comparison of current year quarter sales to prior year quarter sales, excluding the benefit of the Branded Business, sales improved $20.2 million. Comparing sales of the first six months of the current fiscal year to the same prior year period, again excluding the benefit of the Branded Business, sales rose $35.6 million. These significant sales dollar increases can be attributed primarily to the increase from the Bremner cracker and cookie operation, which benefited in the current year from two full quarters of integrating the Wortz Company sales. The Wortz Company, a private label cracker and cookie operation, was acquired on April 21, 1997. In addition, store brand ready-to-eat cereal sales improved over the prior year on a 8.8 percent volume increase on a current quarter to prior year quarter comparison and a 7.4 percent volume improvement when comparing six month periods. The noted store brand cereal volume improvement marks the fourth consecutive quarter of year-over-year volume gains. Offsetting some of the sales improvement, were year-over-year sales declines of $3.0 million for the quarter (on a 10.4 percent case volume decline) and $8.6 million for the six months (on a 14.7 percent case volume decline) from Beech-Nut baby foods. The baby food business, while still profitable, continues to be negatively effected by both significant competitive pricing pressures and a shrinking category.

From an operating results perspective, Ralcorp recorded an operating profit of $13.3 million for the current quarter and $24.0 million for the six months ended March 31, 1998. While the operating profit for the six months is significantly below the Branded Business-enhanced operating profit level of the prior year's first six months, the operating profit for the current quarter represents a $9.6 million improvement over the same quarter of the prior year, a quarter that included one month of branded business operations. On an EBITDA basis (earnings before interest, taxes, depreciation and amortization) the Company recorded $30.0 million for the six months ended March 31, 1998, excluding the equity earnings from its Vail Resorts, Inc. investment. Ralston Foods recorded operating profit improvement on the strength of volume growth, while maintaining a significantly lower cost base across primarily all operations. Bremner operating profit improved considerably in both the quarter and six months due primarily to the addition of Wortz and an improved product mix. Operating profit at Beech-Nut was significantly down from both prior year comparison periods, again, due to the continued heavy competitive pricing pressure and the decline in the overall baby food category.

RESORT  OPERATIONS

Resort Operations recorded, through January 3, 1997, sales and operating profit of $33.1 million and $.3 million, respectively. Due to the sale of the Company's Resort Operations to Vail Resorts, Inc. on January 3, 1997, there are no comparable current year figures.

EQUITY  INTEREST  IN  VAIL  RESORTS,  INC.

Upon the sale of the Company's Resort Operations to Vail in January 1997, Ralcorp retained an equity ownership interest in Vail, which as of December 31, 1997 was 22.1 percent. Maintaining an equity interest in Vail Resorts does not eliminate the Company's exposure to the seasonality issues inherent in the winter ski resort industry. Through the six months ended March 31, 1998, the Company's equity stake in Vail resulted in non-cash, pre-tax earnings of $4.2 million compared to $10.5 million for the same prior year period. Ralcorp's reporting through the six months ended March 31, 1998 includes only the period of October 1997 through January 1998 and the prior year's equity earnings reflects only the historically high profit months of January through March (the period subsequent to the Vail transaction). A change in Vail's fiscal year end from September 30th to July 31st, caused Ralcorp's current year first quarter to include only its equity portion of Vail's operating results for October 1997 while the second fiscal quarter includes the months of November 1997 through January 1998. The Company's equity ownership interest in Vail earnings for Vail's quarter ending April 30, 1998 will be reported in the Company's quarter ending June 30, 1998.

RESULTS  OF  OPERATIONS

Cost of products sold as a percentage of sales was 63.2% for the current year second quarter compared to 58.4% for the same quarter of the prior year, and for the six months ended March 31, 1998, increased to 64.4% of sales from 51.8% in the same prior year period. Such increases can be attributable to the fact that many of the Company's higher margin products were eliminated through the sale of the Branded Business, store brand products by their market nature usually are priced at a lower margin. A comparison of cost of products sold as a percentage of sales for the first six months of the current year to six month prior year pro forma results reflects a decline to 64.4% from pro forma levels of 66.8%. This favorable change can be attributed primarily to lower ingredient costs and improved manufacturing efficiencies. Selling, general and administrative expense as a percent of sales for the quarter and six month periods ended March 31, 1998 was 17.5% and 17.3%, respectively. The level of selling, general and administrative expense in these two current year periods is consistent with the levels experienced by the Company subsequent to the two sale transactions and reflects a significantly reduced cost structure from that which was in place to support the larger corporation. Advertising and promotion expense as a percentage of sales has declined for both quarter-to-quarter and six month-to-six month comparisons, reflecting the reduced level of advertising and promotional support necessary for a predominantly private label company. Income taxes were 39.0% of earnings before income taxes and equity earnings for the six months ended March 31,
1998, up slightly from the 38.7% of earnings before income taxes, restructuring charges and equity earnings of a year-ago.

FINANCIAL  CONDITION

The Company's primary source of liquidity is cash flow from operations, which decreased to $23.2 million for the six months ended March 31, 1998 compared to $39.2 million for the same period in the prior year. Through the current year six month period the favorable effect of reducing the level of accounts receivable has been offset by a significant reduction in accounts payable and accrued liabilities. The decline in accrued liabilities includes the payment of certain one-time items including, a final payment related to the Wortz acquisition and a fee paid to terminate a contract with Ralston Purina regarding international distribution of cereal products. Net working capital, excluding cash and cash equivalents, was $60.5 million at March 31, 1998 compared to $56.5 million at September 30, 1997.

Property and intangible asset additions decreased to $7.7 million for the first six months of fiscal 1998 compared to $15.5 million in the prior year period. Of the prior year amount, approximately $7.4 million represented Resort Operations additions. Through the six month period ended March 31, 1998, the Company repurchased $5.8 million of its Common Stock. The Company transacted no stock repurchases during the same prior year period. As reflected on the Consolidated Balance Sheet, the Company remains essentially debt free at March 31, 1998, as was the case at September 30, 1997.

During the quarter ended December 31, 1997, the Company's Board of Directors approved an authorization to buy back up to one million share of the Company's Common Stock from time to time as management determines. As of May 13, 1998, the Company had repurchased 355,000 shares for approximately $5.8 million pursuant to such authorization.

OUTLOOK

Ralcorp, through its Ralston Foods division, continues to operate in the competitive environment that exists in the ready-to-eat cereal category. In addition to the competition that exists from branded box cereal manufacturers, management believes the increased presence of competitors' branded bagged cereals is having, and may continue to have, a negative impact on industry-wide cereal sales and profitability. Bagged cereals, like store brand box cereals, compete at the lower end of the price spectrum. Despite the competitiveness inherent in the cereal category, recent volume trends in store brand cereals have been positive. To be successful, however, Ralcorp must maintain an effective price gap between its private label cereal products and those products of top branded cereal competitors. Ralcorp management has been successful at removing excess costs from its cereal operations in order to attain a cost basis that will allow it to maintain an adequate price gap and still provide a quality alternative to branded cereals. Management intends to continue to focus on cost elimination where appropriate.

With regard to the Bremner cracker and cookie business, the addition of the Wortz Company has had a positive effect on sales, operating profit and customer base. Bremner continues to achieve good results on the effects of the Wortz acquisition and an improved product mix. Despite the present positive performance, Bremner still faces significant competition from large branded and regional private label producers.

In baby foods, continued significant competitive pricing pressures and an overall decline in the baby food category are important concerns for the management of Beech-Nut. In response to the competitive pressures, Beech-Nut is focusing on the production of high quality products, the positioning of its "BEECH-NUT NATURALS" line, maintaining its presence in key regional markets and emphasizing cost reductions and controls during this very difficult time.

Ralcorp management intends to take the appropriate steps to grow and improve the Company's predominantly private label businesses. Such steps could include enhanced operating efficiencies, expanding the customer base where possible, continued product improvement and innovation, and, as previously mentioned, maintaining a meaningful price gap between branded products and all of its private label offerings.

Company management realizes that in addition to improved operations and enhanced efficiencies, a key growth opportunity may exist through strategic acquisitions. The Wortz and Flavor House (see Note 10 - Subsequent Event) acquisitions serve as examples of such key acquisitions. Management intends to explore, where appropriate, further acquisition opportunities that strategically fit with the Company's current mix of businesses. Ralcorp's low level of outstanding debt should provide the Company greater flexibility to act upon any such opportunities.

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

INFORMATION  SYSTEMS  DEVELOPMENTS  AND  YEAR  2000  ISSUES

The Company uses computer hardware and software in various aspects of its business, including production, distribution and administration, which will require modification or replacement in order to interpret the year 2000 appropriately. The Company has developed and begun to implement a plan to identify and correct all affected hardware and software. As part of this plan, the Company monitors and tests the implementation of needed corrections. The plan necessarily includes communications with the Company's significant customers, vendors and other outside parties to determine the extent to which the Company's systems and operations are vulnerable to any failures by these outside parties to satisfactorily address the year 2000 issue.

The Company's on-going information technology strategy includes the elimination of existing mainframe computer systems and the migration to a server environment in order to reduce costs and improve functionality. A key component to the execution of this strategy is currently in process as the Company is replacing, upgrading or enhancing primary systems and technology necessary to manage the business. The Company's current accounting policy is to capitalize the related external costs and amortize them over a period not to exceed five years. The Company's replacement of primary systems is scheduled to be completed before September 30, 1998, at which time the resulting information systems hierarchy will be substantially year 2000 compliant. The initial assessment of all other systems hardware and software is substantially complete. The Company anticipates that most modifications and replacements to these systems will be in place in early fiscal 1999. Based upon current expectations, management anticipates that the total costs to the Company to modify or replace its systems in order to remediate the year 2000 issue should not be material to its financial position or results of operations.

While the Company believes its planning efforts are adequate to address its year 2000 issues, there can be no absolute assurance that there will not be a material adverse effect on the Company if modifications and conversions are not made on a timely basis. In addition, the potential for a material adverse effect on Ralcorp exists if critical third parties do not convert their systems in a timely manner and in a way that is compatible with the Company's systems.

CAUTIONARY  STATEMENT  ON  FORWARD-LOOKING  STATEMENTS

Forward-looking  statements,  within  the  meaning  of  Section  21E  of  the
Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis and this document, and are preceded by, followed by or include the words "intends," "believes," "expects," "anticipates," "should" or similar expressions. The Company's results of operations, liquidity status and year 2000 compliance may differ materially from those in the forward-looking statements. Such statements are based on management's current views and assumptions, and involve risks and uncertainties that could affect expected results. For example any of the following factors cumulatively or individually may impact expected results:

     (i) If the Company is unable to maintain a meaningful price gap between its private label products and the branded products of its competitors, then the Company's private label businesses could incur operating losses;

     (ii) Consolidation among members of the grocery trade may lead to increased wholesale price pressure from larger grocery trade customers and could result in the loss of key cereal accounts if the surviving entities are not customers of the Company,

     (iii) Significant increases in the cost of certain raw materials used in the Company's products, to the extent not reflected in the price of the Company's products, could adversely impact the Company's results. For example, the cost of wheat can change significantly;

     (iv) In light of its significant ownership interest in Vail Resorts, Inc., the Company's non-cash earnings can be adversely affected by Vail's unfavorable performance;

     (v) The Company's baby food business has experienced significant volume declines which have, and could continue to have, a negative impact on the Company's operating results;

     (vi)  The  Company's  businesses   compete   in   mature   segments  with
competitors  having  large  percentages  of  segment  sales;  and

     (vii) The Company's profit growth depends largely on the ability to successfully introduce new products and aggressively manage costs across all parts of the Company.

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