Form 10-Q
period 1998-06-30
RALCORP HOLDINGS INC /MO
filed 1998-08-14
CIK 1029506

<PAGE 1>

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark  One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998.

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____.

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

          Common Stock                              Outstanding Shares at
       par value $.01 per share                         July 31, 1998
                                                         32,508,017

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

     Pro  Forma  Combined  Statement  of  Earnings                          10

     Management's  Discussion  and  Analysis  of  Financial  Condition
     and  Results  of  Operations                                           14


PART  II.    OTHER  INFORMATION

     Other  Information                                                     22







                                      (i)


PART  I  -  FINANCIAL  INFORMATION

                                   RALCORP HOLDINGS, INC.
                             CONSOLIDATED STATEMENT OF EARNINGS
                         (Dollars in millions except per share data)


                                        Three Months Ended    Nine Months Ended
                                             June 30,              June 30,
                                          1998       1997       1998    1997
                                         --------  -------    -------  -------
Net Sales                                $ 143.3   $140.7     $427.6   $ 595.0
                                         --------  ------     -------  -------

Costs and Expenses
  Cost of products sold                     94.8     92.9      277.9     328.4
  Selling, general and administrative       25.2     24.6       74.5     101.8
  Advertising and promotion                 12.2     15.7       43.3     125.0
  Interest expense, net                        -       .2        (.1)      8.1
  Gain on Branded Sale                                                  (516.5)
  Restructuring charge                                                    23.0
  Equity earnings in Vail Resorts, Inc.     (9.7)     2.6      (13.9)     (7.9)
                                         --------  ------     -------  --------
                                           122.5    136.0      381.7      61.9
                                         --------  ------      ------  --------
Earnings before Income Taxes                20.8      4.7       45.9     533.1
Income Taxes                                 7.6      1.6       17.4       6.5
                                         --------  ------      ------  --------

Net Earnings                             $  13.2    $ 3.1     $ 28.5   $ 526.6
                                         ========  ======      ======  ========

Basic Earnings per Common Share              .40    $ .09     $  .87   $ 15.98
                                         ========  ======      ======  ========

Diluted Earnings per Common Share        $   .40    $ .09     $  .86   $ 15.86
                                         ========  ======      ======  ========

See  Accompanying  Notes  to  Condensed  Consolidated  Financial  Statements.


                            RALCORP HOLDINGS, INC.
                          CONSOLIDATED BALANCE SHEET
                                  (Condensed)
                             (Dollars in millions)


                                             June 30,   Sept. 30,
                                               1998        1997
                                            ----------  ----------
            ASSETS
Current Assets
  Cash and cash equivalents                 $     2.6   $      8.4
  Receivables, less allowance for doubtful
   accounts of $1.4 and $1.0, respectively       39.8         52.9
  Inventories -
   Raw materials and supplies                    22.3         23.5
   Finished products                             54.0         49.0
  Prepaid expenses                                9.4          9.3
                                            ----------  ----------
    Total Current Assets                        128.1        143.1
                                            ----------  ----------

Investments and Other Assets                    124.0         89.1
                                            ----------  ----------
Deferred Income Taxes                             6.2         13.8
                                            ----------  ----------

Property at Cost                                273.2        264.1
  Accumulated depreciation                      119.8        109.8
                                            ----------  ----------
                                                153.4        154.3
                                            ----------  ----------
      Total                                 $   411.7   $    400.3
                                            ==========  ==========

    LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Current maturities of long-term debt      $       -   $        -
  Accounts payable                               27.5         40.9
  Other current liabilities                      30.0         37.3
                                            ----------  ----------
    Total Current Liabilities                    57.5         78.2
                                            ----------  ----------

Long-Term Debt                                   10.7            -
                                            ----------  ----------
Other Liabilities                                36.5         35.4
                                            ----------  ----------
Shareholders' Equity
  Common stock                                     .3           .3
  Capital in excess of par value                110.1        110.1
  Retained earnings                             204.8        176.3
  Common stock in treasury, at cost              (8.2)
                                            ----------  ----------
    Total Shareholders' Equity                  307.0        286.7
                                            ----------  ----------
      Total                                 $   411.7   $    400.3
                                            ==========  ==========

See  Accompanying  Notes  to  Condensed  Consolidated  Financial  Statements.

                                      2


                                 RALCORP HOLDINGS, INC.
                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                      (Condensed)
                                 (Dollars in millions)


                                                            Nine Months Ended
                                                                June 30,
                                                              1998       1997
                                                          -----------  --------
Cash Flow from Operations
  Net earnings                                            $     28.5   $ 526.6
  Restructuring charge ($23.0 less payments of $17.0)                      6.0
  Gain on sale of Branded Business                                      (516.5)
  Non-cash items included in income                             21.5      21.9
  Changes in assets and liabilities used in operations,
    net of changes resulting from acquisitions                  (5.0)     21.2
  Other, net                                                   (12.5)      (.7)
                                                          -----------  --------
    Net cash flow from operations                               32.5      58.5
                                                          -----------  --------

Cash Flow from Investing Activities
  Acquisitions                                                 (25.7)    (41.4)
  Property and intangible asset additions, net                 (14.2)    (17.9)
  Other, net                                                     (.9)     (3.1)
                                                          -----------  --------
    Net cash used by investing activities                      (40.8)    (62.4)
                                                          -----------  --------

Cash Flow from Financing Activities
  Net proceeds from long-term debt                              10.7      11.3
  Treasury stock purchases                                      (8.2)
                                                           ----------  --------
    Net cash provided by financing activities                    2.5      11.3
                                                           ----------  --------

Net (Decrease) Increase in Cash and Cash Equivalents            (5.8)      7.4
Cash and Cash Equivalents, Beginning of Year                     8.4
                                                           ----------  --------

Cash and Cash Equivalents, End of Period                   $     2.6   $   7.4
                                                           ==========  ========

See Accompanying Notes to Condensed Consolidated Financial Statements.

                                      3

                                RALCORP HOLDINGS, INC.
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   JUNE 30, 1998
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

NOTE  3  -  EQUITY  INTEREST  IN  VAIL  RESORTS,  INC.

     Upon the sale of the Company's Resort Operations to Vail Resorts, Inc., Ralcorp retained an equity ownership interest in Vail, which as of June 2, 1998 was approximately 22%. In accordance with Accounting Principles Board Opinion No. 29 - "Accounting for Nonmonetary Transactions" (APB 29), the Resort Operations sale transaction with Vail has been treated as a nonmonetary exchange. The assumption of debt and the issuance of equity qualifies this transaction as being nonmonetary in nature. Therefore, by meeting the provisions of APB 29, the initial equity investment in Vail was recorded at Ralcorp's net book value of assets contributed, or $50.7. This initial equity investment is then adjusted by the pre-tax amount of the Company's equity interest in the net earnings or losses of Vail. Amortization income is included as a component of the Company's equity earnings. This amortization income is the result of the Company's equity interest in the underlying net assets of Vail as of January 3, 1997 exceeding the net book value of the net assets contributed by the Company to Vail by $37.5. This excess is being amortized ratably over twenty years.

     Through the nine months ended June 30, 1998, the Company's equity stake in Vail resulted in non-cash, pre-tax earnings of $13.9, including the appropriate amortization income. Due to a change in Vail Resorts' fiscal year end, from September 30th to July 31st, the Company's current year nine months results include only the Company's equity portion of Vail's operating results for the period October, 1997 through April, 1998.

NOTE  4  -  ACQUISITIONS

     On April 23, 1998, the Company announced it had completed the purchase of Flavor House, Inc., a leading store brand snack nut business located in Dothan, AL, for approximately $21.5. Flavor House's sales in the store brand jar and can snack nut category were estimated to be $62 for the current fiscal year, which was scheduled to end May 31, 1998.

     On April 21, 1997, the Company completed the purchase of the Wortz Company, a private label cracker and cookie operation. Wortz, which is being operated as part of the Company's Bremner operation, is headquartered in Poteau, OK.

     Both acquisitions were financed through a combination of available cash and debt under the Company's credit facility and accounted for using the purchase method of accounting, whereby, the results of operations are included in the consolidated statement of earnings from the date of acquisition. Goodwill associated with these acquisitions is included in the "Investments and Other Assets" line of the accompanying Consolidated Balance Sheet. The purchase price allocation and resulting goodwill associated with the Flavor House acquisition is based on a preliminary fair valuation of net assets.

NOTE  5  -  RESTRUCTURING  CHARGES

     In the quarter ended March 31, 1997, the Company recorded a pre-tax restructuring charge of $18.4 ($11.6 after taxes or $.35 per common share) to cover costs associated with the sale of the Company's Branded Business, including  severance  payments  to  employees  whose  jobs were eliminated and financial penalties related to the early termination of information systems contracts. The level of systems support included in these contracts was no longer warranted after the Branded Business sale. Also, in the quarter ended December 31, 1996, the Company recorded a pre-tax restructuring charge of $4.6 ($2.9 after taxes or $.09 per basic and diluted share). This charge covered severance costs for certain employees whose jobs were eliminated in downsizing initiatives.

     For the year ended September 30, 1996, the Company recorded a pre-tax charge of $16.5 ($10.4 after taxes or $.31 per basic and diluted share) to recognize the costs related to restructuring its ready-to-eat cereal division. In addition, the restructuring plan included the partial closing of the Ralston Foods production facility in Battle Creek, MI.

     The balance of these restructuring charges and their utilization during the nine months ended June 30, 1998 are summarized in the following table.

                                  Balance of      Utilized in     Balance of
                                  Reserve at      Nine months     Reserve at
                                Sept. 30, 1997      FY 1998     June 30, 1998
                                ---------------  -------------  --------------
Salaries, severance and
  benefits                      $            .6  $          -   $           .6
Asset writedowns                             .8           (.8)               -
Other                                       1.4           (.4)             1.0
                                ---------------  -------------  --------------
   Total restructuring charges  $           2.8  $       (1.2)  $          1.6
                                ===============  =============  ==============

NOTE  6  -  EARNINGS  PER  SHARE

In the quarter ended December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 - "Earnings per Share" (FAS 128). By so doing, prior year earnings per share have been restated to conform to the presentation required by FAS 128 of basic and diluted earnings per share. The weighted average shares outstanding used to compute earnings per common share (basic and diluted) for the three and nine month periods ended June 30, 1998 and 1997 are based on the weighted average number of Ralcorp Stock shares outstanding for the periods then ended. In addition, the calculation of diluted earnings per share includes the conversion of outstanding stock options. Earnings per common share (basic and diluted) are computed independently for all of the periods presented, therefore, the sum of earnings per common share amounts (basic and diluted) for the quarters may not total the year-to-date.

The weighted average numbers of common shares used for all periods (basic and diluted) are as follows:

       Quarter ended June 30, 1998  -  Basic.............32,626,000
       Quarter ended June 30, 1998  -  Diluted...........33,097,000
       Quarter ended June 30, 1997  -  Basic.............33,011,000
       Quarter ended June 30, 1997  -  Diluted...........33,150,000
       Nine months ended June 30, 1998  - Basic..........32,817,000
       Nine months ended June 30, 1998  -  Diluted.......33,208,000
       Nine months ended June 30, 1997  -  Basic.........32,962,000
       Nine months ended June 30, 1997  -  Diluted.......33,193,000

Actual outstanding shares of Ralcorp Common Stock at June 30, 1998 were 32,534,000.

NOTE 7 - RECEIVABLES consists of the following:

                                  June 30,    Sept. 30,
                                    1998        1997
                                 ----------  -----------
Trade receivables                $    39.4   $     43.7
Other                                  1.8         10.2
Allowance for doubtful accounts       (1.4)        (1.0)
                                 ----------  -----------
                                 $    39.8   $     52.9
                                 ==========  ===========

NOTE 8 - INVESTMENTS AND OTHER ASSETS consists of the following:

                                     June 30,   Sept. 30,
                                       1998        1997
                                     ---------  ----------
Intangible assets                    $    53.5  $     32.3
Investments in affiliated companies       69.3        55.4
Deferred charges and other assets          1.2         1.4
                                     ---------  ----------
                                     $   124.0  $     89.1
                                     =========  ==========

NOTE 9 - OTHER CURRENT LIABILITIES consists of the following:

                                        June 30,   Sept. 30,
                                          1998        1997
                                        ---------  ----------
Accrued advertising and promotion       $     9.9  $      4.9
Incentive compensation, salaries
   and vacations                              4.8         4.9
Restructuring and shutdown reserves           2.8         4.2
Accrued Wortz acquisition-related items                   4.4
Other items                                  12.5        18.9
                                        ---------  ----------
                                        $    30.0  $     37.3
                                        =========  ==========

NOTE  10  -  LONG-TERM  DEBT

     As of June 30, 1998, the Company had $10.7 of outstanding long-term debt on its Consolidated Balance Sheet. The balance of this long-term debt was made available through the Company's Bank Credit Agreements. Original proceeds of this outstanding debt were used primarily to help fund the purchase of Flavor House, Inc., see "Note 5 - Acquisitions".

NOTE  11  -  NEW  ACCOUNTING  PRONOUNCEMENT

     In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133 requires all derivative financial instruments to be reflected on an entity's balance sheet at fair value, with periodic changes in fair value recognized in either earnings or equity, depending on the nature of the exposure being hedged.

     Adoption of FAS 133 requires that the entity record a cumulative-type adjustment to recognize the fair value of its derivative portfolio on the balance sheet. This adjustment is to be recorded as an adjustment to either earnings or other comprehensive income depending on the hedged item. Due to the Company's limited use of derivative instruments, the Company anticipates minimal, if any, earnings impact from initial adoption of FAS 133. This new accounting pronouncement is required to be adopted no later than Ralcorp's fiscal year 2000, beginning October 1, 1999. The Company has not yet made a determination as to when it will adopt FAS 133.

NOTE  12  -  SUBSEQUENT  EVENTS

     On July 28, 1998, the Company announced it had reached a definitive agreement to acquire Sugar Kake Cookie Inc., a privately held cookie manufacturer located in Tonawanda, NY. Sugar Kake primarily manufactures and sells a full range of sandwich creme cookies, as well as fig bars and shortbread cookies. Net sales for Sugar Kake's fiscal 1997 were $28.6, the majority of which were with co-packing and private label customers. Sugar Kake will be operated as part of the Company's Bremner, Inc. cracker and cookie subsidiary. The Company expects to close the transaction within 30 days pending appropriate government approvals.

     On  July  29,  1998,  the  Company  announced the signing of a definitive agreement to sell its branded baby food subsidiary, Beech-Nut Nutrition Corporation, to the Milnot Company for $68 million in cash. Milnot is a privately held company based in St. Louis, MO. This transaction is expected to be completed within 45 days pending the appropriate government approvals. Due to the significance of this transaction, included elsewhere in this document are Unaudited Pro Forma Combined Statements of Earnings for the nine months and year ended June 30, 1998 and September 30, 1997, respectively, as well as an Unaudited Pro Forma Combined Balance Sheet as of June 30, 1998. In addition, the Unaudited Pro Forma Combined Statement of Earnings for the nine months ended June 30, 1997 has been included to provide comparisons between interim periods. This pro forma financial information reflects operating results and financial position of the Company exclusive of the baby food
subsidiary.    (See  Unaudited  Pro  Forma  Combined  Financial  Information)

                            RALCORP HOLDINGS, INC.
                 UNAUDITED PRO FORMA COMBINED FINANCIAL INFORMATION

Ralcorp was organized for the purpose of effecting the Spin-Off and the Merger and has operated as an independent company only since January 31, 1997. The Ralcorp historical financial information presented in the "Ralcorp Historical" column of the unaudited pro forma combined statements of earnings for the nine months ended June 30, 1997 and year ended September 30, 1997 reflect four months, October 1, 1996 through January 31, 1997, during which the various spun-off businesses operated as divisions or subsidiaries of Old Ralcorp. These historical financial statements include the results of operations of the branded cereal and snack businesses (the Branded Business), which Ralcorp sold to General Mills on January 31, 1997 and the Resort Operations, which Ralcorp sold to Vail Resorts, Inc. on January 3, 1997. In addition, on July 29, 1998, the Company announced the planned sale of its branded baby food subsidiary (Beech-Nut) to the Milnot Company. Historical financial information presented in the "Ralcorp Historical" column of the unaudited pro forma combined statements of earnings for the nine month periods ended June 30, 1998 and 1997 and year ended September 30, 1997 and unaudited pro forma combined balance sheet at June 30, 1998 reflect operating results and financial position including Beech-Nut. The "Ralcorp Historical" column in the unaudited pro forma combined statement of earnings for the nine months ended June 30, 1998 already reflects the dispositions of the Branded Business and Resort Operations. Therefore, the historical financial statements for all periods shown do not reflect the combined results of operations or financial position that would have existed had Ralcorp operated independently and without Beech-Nut. The unaudited pro forma information may not necessarily reflect future results of operations or what the results of operations would have been had the formation of Ralcorp, exclusive of Beech-Nut, and its related businesses occurred at the beginning of the periods shown.

The pro forma combined statements of earnings for the nine month period ended June 30, 1997 and year ended September 30, 1997 presents the combined results of Ralcorp's operations assuming that the sales of the Branded Business and the Resort Operations and the intended sale of Beech-Nut had occurred as of October 1, 1996. The pro forma combined statement of earnings for the nine month period ended June 30, 1998 presents the combined results of Ralcorp's operations assuming that the intended sale of Beech-Nut had occurred as of October 1, 1997. These statements of earnings have been prepared by adjusting the historical information for the effect of costs and expenses and the recapitalization which might have occurred had the Spin-Off, the sale of the Resort Operations and intended sale of Beech-Nut occurred at the beginning of fiscal 1997 and, as appropriate, had the intended sale of Beech-Nut solely occurred at the beginning of fiscal 1998.

The pro forma combined balance sheet at June 30, 1998 presents the combined financial position of Ralcorp assuming the intended sale of Beech-Nut had occurred at that date. At June 30, 1998, the historical balance sheet already reflects the Branded Business and Resort Operations sales. This balance sheet data has been prepared by adjusting the historical balance sheet for the effect of assets, liabilities and recapitalization which might have occurred had the intended sale of Beech-Nut occurred on June 30, 1998.

The "Branded Business," "Resort Operations" and "Beech-Nut Operations" columns in the pro forma combined statements of earnings represent the combined historical results of operations of the Branded Business, the consolidated historical operating results of the Resort Operations and the consolidated historical operating results of Beech-Nut, respectively. The "Beech-Nut" column in the pro forma combined balance sheet at June 30, 1998 represents the specific assets and liabilities related to Beech-Nut that the Company anticipates will be acquired by Milnot after closing this sale transaction.

Please read the notes to the respective unaudited pro forma combined financial statements, following each statement, for a discussion of adjustments made to the historical financial information in order to calculate the Ralcorp pro forma financial information.


                                                    RALCORP HOLDINGS, INC.
                                     UNAUDITED PRO FORMA COMBINED STATEMENT OF EARNINGS
                                        (in millions except share and per share data)
                                               Nine Months Ended June 30, 1998


                                                                                        Pro Forma
                                                    Ralcorp      Beech-Nut             Adjustments                Pro Forma
                                                                              ----------------------------
                                                   Historical    Operations       Debit            Credit          Ralcorp
                                                  ------------  ------------  -------------       --------       -----------
Net Sales                                         $     427.6   $     (96.9)                                     $    330.7
                                                  ------------  ------------                                     -----------

Costs and Expenses
  Cost of products sold                                 277.9         (49.8)                                          228.1
  Selling, general and administrative                    74.5         (17.6)  $         .8   (a)                       57.7
  Advertising and promotion                              43.3         (29.1)                                           14.2
  Interest expense, net                                   (.1)                                    $   2.6   (b)        (2.7)
  Equity earnings in Vail Resorts                       (13.9)                                                        (13.9)
                                                  ------------                                                   -----------
                                                        381.7         (96.5)           (.8)           2.6             283.4
                                                  ------------  ------------  -------------       --------       -----------
Earnings before Income Taxes                             45.9           (.4)           (.8)          (2.6)             47.3
Income Taxes                                             17.4           (.2)           (.7)  (c)                       17.9
                                                  ------------  ------------  -------------                      -----------
Net Earnings                                      $      28.5   $       (.2)  $       (1.5)       $  (2.6)       $     29.4
                                                  ============  ============  =============       ========       ===========

Basic Earnings per Common Share(d)                $       .87                                                    $      .90
                                                  ============  ============  =============       ========       ===========

Diluted Earnings per Common Share(d)              $       .86                                                    $      .89
                                                  ============  ============  =============       ========       ===========

Weighted Average Shares Outstanding - Basic(d)           32.8                                                          32.8
Weighted Average Shares Outstanding - Diluted(d)         33.2                                                          33.2

Notes to Unaudited Pro Forma Combined Statement of Earnings for Nine Months Ended June 30, 1998
(a)  To reflect the fixed costs (i.e., information systems, general administrative and corporate overhead) included in the historical results of operations of Beech-Nut absorbed by Ralcorp with the intended sale of Beech-Nut.
(b)  Interest income shown of $2.7 million for the nine months ended June 30, 1998, reflects residual interest earned on short term investments.
(c)  To reflect the tax effect of the pro forma adjustments shown at an effective rate of 38%.
(d)  The weighted average number of shares used to compute Ralcorp earnings per share (basic and diluted) is based on the weighted average number of Ralcorp common shares outstanding (basic and diluted) during the nine months ended
     June 30, 1998.

                                      10

                                                   RALCORP HOLDINGS, INC.
                                         PRO FORMA COMBINED STATEMENT OF EARNINGS
                                       (in millions except share and per share data)
                                          Twelve Months Ended September 30, 1997

                                                                                                          Pro Forma
                                                    Ralcorp      Branded       Resort      Beech-Nut     Adjustments
                                                                                                        -------------
                                                   Historical    Business    Operations    Operations       Debit
                                                  ------------  ----------  ------------  ------------  -------------
Net Sales                                         $     739.7   $  (172.5)  $     (33.1)  $    (151.0)
                                                  ------------  ----------  ------------  ------------

Costs and Expenses
  Cost of products sold                                 425.2       (43.4)        (27.5)        (79.4)  $        1.4   (a)
  Selling, general and administrative                   126.5       (20.9)         (3.5)        (23.4)           6.6   (a)
  Advertising and promotion                             138.6       (78.1)         (1.8)        (41.0)
  Interest expense, net                                   7.9        (1.4)         (2.8)
  Gain on Branded Sale                                 (515.4)                                                 515.4   (f)
  Restructuring charge                                   19.7           -
  Equity earnings in Vail Resorts                        (4.7)
                                                  ------------
                                                        197.8      (143.8)        (35.6)       (143.8)         523.4
                                                  ------------  ----------  ------------  ------------  -------------
Earnings before Income Taxes                            541.9       (28.7)          2.5          (7.2)        (523.4)
Income Taxes                                             10.4       (11.2)          1.0          (2.8)
                                                  ------------  ----------  ------------  ------------
Net Earnings                                      $     531.5   $   (17.5)  $       1.5   $      (4.4)  $     (523.4)
                                                  ============  ==========  ============  ============  =============

Basic Earnings per Common Share(e)                $     16.11
                                                  ============

Diluted Earnings per Common Share(e)              $     16.01
                                                  ============

Weighted Average Shares Outstanding - Basic(e)           33.0
Weighted Average Shares Outstanding - Diluted(e)         33.2


                                                  Pro Forma
                                                 Adjustments      Pro Forma
                                                 -----------
                                                   Credit          Ralcorp
                                                 -----------     -----------
Net Sales                                                        $    383.1
                                                                 -----------

Costs and Expenses
  Cost of products sold                                               276.3
  Selling, general and administrative             $   3.3   (g)        82.0
  Advertising and promotion                                            17.7
  Interest expense, net                               7.4   (c)        (3.7)
  Gain on Branded Sale                                                    -
  Restructuring charge                               15.1   (h)         4.6
  Equity earnings in Vail Resorts                     2.3   (b)        (7.0)
                                                  --------       -----------
                                                     28.1             369.9
                                                  --------       -----------
Earnings before Income Taxes                        (28.1)             13.2
Income Taxes                                         (7.7)  (d)         5.1
                                                  --------       -----------
Net Earnings                                      $ (20.4)       $      8.1
                                                  ========       ===========

Basic Earnings per Common Share(e)                               $      .25
                                                                 ===========

Diluted Earnings per Common Share(e)                             $      .24
                                                                 ===========

Weighted Average Shares Outstanding - Basic(e)                         33.0
Weighted Average Shares Outstanding - Diluted(e)                       33.2

Notes to Unaudited Pro Forma Combined Statement of Earnings for the Year Ended September 30, 1997
(a)  To reflect the fixed costs (i.e., fixed manufacturing, information systems, general administrative and corporate overhead) included in the combined historical results of operations of the Branded Business and Beech-Nut absorbed by Ralcorp with the sale of the Branded Business and the intended sale of Beech-Nut.
(b)  To reflect Ralcorp's equity earnings in Vail Resorts.  The equity earnings include $1.9 million for the year ended
     September 30, 1997, of amortization income.  The amortization income is the result of the basis difference between the net book value of the Resort Operations' net assets contributed to Vail Resorts and Ralcorp's approximate
     22.6% equity interest in Vail Resorts' net assets. This basis difference is being amortized ratably over 20 years.
(c)  To reduce interest expense due to General Mills assuming $215.0 million of Ralcorp debt upon the sale of the
     Branded Business.  Interest income shown of $3.7 million for the year ended September 30, 1997, reflects residual interest earned on short term investments.
(d)  To reflect the tax effect of the pro forma adjustments shown at an effective rate of 38%.
(e)  The weighted average number of shares used to compute Ralcorp earnings per share (basic and diluted) is based on the weighted average number of Ralcorp common shares outstanding (basic and diluted) during the year ended
     September 30, 1997.
(f)  To eliminate the tax-free gain on sale of the Branded Business.
(g)  To eliminate certain expenses incurred directly as a result of the Branded Business and Resort Operations sale transactions.
(h)  To eliminate the amount of the second quarter of fiscal 1997 restructuring charge that was specifically related to the sale of the Branded Business.

                                      11


                                                   RALCORP HOLDINGS, INC.
                                         PRO FORMA COMBINED STATEMENT OF EARNINGS
                                       (in millions except share and per share data)
                                              Nine Months Ended June 30, 1997

                                                                                                          Pro Forma
                                                    Ralcorp      Branded       Resort      Beech-Nut     Adjustments
                                                                                                        -------------
                                                   Historical    Business    Operations    Operations       Debit
                                                  ------------  ----------  ------------  ------------  -------------
Net Sales                                         $     595.0   $  (172.5)  $     (33.1)  $    (118.3)
                                                  ------------  ----------  ------------  ------------

Costs and Expenses
  Cost of products sold                                 328.4       (43.4)        (27.5)        (62.3)  $        1.4   (a)
  Selling, general and administrative                   101.8       (20.9)         (3.5)        (17.8)           6.5   (a)
  Advertising and promotion                             125.0       (78.1)         (1.8)        (30.6)
  Interest expense, net                                   8.1        (1.4)         (2.8)
  Gain on Branded Sale                                 (516.5)                                                 516.5   (f)
  Restructuring charge                                   23.0           -
  Equity earnings in Vail Resorts                        (7.9)
                                                  ------------
                                                         61.9      (143.8)        (35.6)       (110.7)         524.4
                                                  ------------  ----------  ------------  ------------  -------------
Earnings before Income Taxes                            533.1       (28.7)          2.5          (7.6)        (524.4)
Income Taxes                                              6.5       (11.2)          1.0          (2.8)
                                                  ------------  ----------  ------------  ------------
Net Earnings                                      $     526.6   $   (17.5)  $       1.5   $      (4.8)  $     (524.4)
                                                  ============  ==========  ============  ============  =============

Basic Earnings per Common Share(e)                $     15.98
                                                  ============

Diluted Earnings per Common Share(e)              $     15.86
                                                  ============

Weighted Average Shares Outstanding - Basic(e)           33.0
Weighted Average Shares Outstanding - Diluted(e)         33.2


                                                  Pro Forma
                                                 Adjustments      Pro Forma
                                                 -----------
                                                   Credit          Ralcorp
                                                 -----------     -----------
Net Sales                                                        $    271.1
                                                                 -----------

Costs and Expenses
  Cost of products sold                                               196.6
  Selling, general and administrative             $   3.3   (g)        62.8
  Advertising and promotion                                            14.5
  Interest expense, net                               6.6   (c)        (2.7)
  Gain on Branded Sale                                                    -
  Restructuring charge                               18.4   (h)         4.6
  Equity earnings in Vail Resorts                     2.3   (b)       (10.2)
                                                  --------       -----------
                                                     30.6             265.6
                                                  --------       -----------
Earnings before Income Taxes                        (30.6)              5.5
Income Taxes                                         (8.5)  (d)         2.0
                                                  --------       -----------
Net Earnings                                      $ (22.1)       $      3.5
                                                  ========       ===========

Basic Earnings per Common Share(e)                               $      .11
                                                                 ===========

Diluted Earnings per Common Share(e)                             $      .11
                                                                 ===========

Weighted Average Shares Outstanding - Basic(e)                         33.0
Weighted Average Shares Outstanding - Diluted(e)                       33.2

Notes to Unaudited Pro Forma Combined Statement of Earnings for the Nine Months Ended June 30, 1997

(a)  To reflect the fixed costs (i.e., fixed manufacturing, information systems, general administrative and corporate overhead) included in the combined historical results of operations of the Branded Business and Beech-Nut absorbed by Ralcorp with the sale of the Branded Business and the intended sale of Beech-Nut.
(b)  To reflect Ralcorp's equity earnings in Vail Resorts.  The equity earnings include $1.0 million for the nine months ended June 30, 1997, of amortization income.  The amortization income is the result of the basis difference between the net book value of the Resort Operations' net assets contributed to Vail Resorts and Ralcorp's approximate 22.6%
     equity interest in Vail Resorts' net assets.  This basis difference is being amortized ratably over 20 years.
(c)  To reduce interest expense due to General Mills assuming $215.0 million of Ralcorp debt upon the sale of the
     Branded Business.  Interest income shown of $2.7 million for the nine months ended June 30, 1997, reflects residual interest earned on short term investments.
(d)  To reflect the tax effect of the pro forma adjustments shown at an effective  rate  of  38%.
(e)  The weighted average number of shares used to compute Ralcorp earnings per share (basic and diluted) is based on the weighted average number of Ralcorp common shares outstanding (basic and diluted) during the nine months ended
     June 30, 1997.
(f)  To eliminate the tax-free gain on sale of the Branded Business.
(g)  To eliminate certain expenses incurred directly as a result of the Branded Business and Resort Operations sale transactions.
(h)  To eliminate the amount of the second quarter of fiscal 1997 restructuring charge that was specifically related to the sale of the Branded Business.

                                      12

                                                   RALCORP HOLDINGS, INC.
                                              Pro Forma Combined Balance Sheet
                                                        (in millions)
                                                        June 30, 1998

                                                                               Pro Forma
                                              Ralcorp                         Adjustments                Ralcorp
                                                                      --------------------------
                                             Historical   Beech-Nut      Debit           Credit         Pro Forma
                                            ------------  ----------  ------------       -------       -----------
ASSETS
Current Assets
  Cash and cash equivalents                 $       2.6   $        -  $       68.0  (a)  $   1.2  (b)  $     69.4
  Receivables, less allowance for doubtful
   accounts                                        39.8         10.4                                         29.4
  Inventories                                      76.3         31.1                                         45.2
  Prepaid expenses                                  9.4           .3                          .9  (c)         8.2
                                            ------------  ----------  ------------       -------       -----------
    Total Current Assets                          128.1         41.8          68.0           2.1            152.2
                                            ------------  ----------  ------------       -------       -----------

Investments and Other Assets                      124.0                                                     124.0
                                            ------------  ----------  ------------       --------      -----------
Deferred income taxes                               6.2                                                       6.2
                                            ------------  ----------  ------------       --------      -----------

Property at Cost                                  273.2         39.8                          .8  (d)       232.6
  Accumulated depreciation                        119.8         22.0                                         97.8
                                            ------------  ----------  ------------       -------       -----------
                                                  153.4         17.8             -            .8            134.8
                                            ------------  ----------  ------------       -------       -----------
      Total                                 $     411.7   $     59.6  $       68.0       $   2.9       $    417.2
                                            ============  ==========  ============       =======       ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Current maturities of long-term debt      $         -   $        -  $          -       $     -       $        -
  Accounts payable                                 27.5          2.3                         6.3  (e)        31.5
  Other current liabilities                        30.0          3.3           1.1  (f)                      25.6
                                            ------------  ----------  ------------       -------       -----------
    Total Current Liabilities                      57.5          5.6           1.1           6.3             57.1
                                            ------------  ----------  ------------       -------       -----------

Long-Term Debt                                     10.7            -             -             -             10.7
                                            ------------  ----------  ------------       -------       -----------
Other Liabilities                                  36.5          3.5            .9  (c)                      32.1
                                            ------------  ----------  ------------       -------       -----------
Shareholders' Equity
  Common stock                                       .3                                                        .3
  Capital in excess of par value                  110.1                                                     110.1
  Retained earnings                               204.8                                     10.3  (g)       215.1
  Common stock in treasury, at cost                (8.2)                                                     (8.2)
                                            ------------  ----------  ------------       -------       -----------
    Total Shareholders' Equity                    307.0            -             -          10.3            317.3
                                            ------------  ----------  ------------       -------       -----------
      Total                                 $     411.7   $      9.1  $        2.0       $  16.6       $    417.2
                                            ============  ==========  ============       =======       ===========

Notes  to  Unaudited  Pro  Forma  Combined  Balance  Sheet  at  June  30,  1998

(a)  To  reflect  the  cash  proceeds  of  the  Beech-Nut  sale  transaction.
(b)  To  reflect  payment  of  transaction  costs  related  to  the  Beech-Nut  sale  transaction.
(c)  To  reflect  the  write  off  of  the  current  and  deferred  tax  assets  and  liabilities  associated with  the  specific  assets  and  liabilities  to  be  sold  in  the  Beech-Nut  sale  transaction.
(d)  To  reflect  fair  value  of  assets  on  the  records  of  Ralcorp to be sold as part of the Beech-Nut sale.
(e)  To  reflect  estimated  taxes  payable  on  net  cash  proceeds.
(f)  To  adjust  amount  of  certain  liabilities  retained  by  Ralcorp.
(g)  To  record  the  estimated  gain  on  sale  of  the  Beech-Nut  baby  food  subsidiary.

                                      13

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

HIGHLIGHTS

Net  sales  and  net  earnings  for the third quarter ended June 30, 1998 were
$143.3 million and $13.2 million, respectively, compared to net sales and earnings for the same quarter last year of $140.7 million and $3.1 million, respectively. Basic and diluted earnings per share for the current year's third quarter were $.40 compared to last year's third quarter basic and diluted earnings per share of $.09. The earnings increase is primarily due to the continued operating improvements of the Company's private label businesses and favorable equity earnings related to Ralcorp's investment in Vail Resorts, Inc. Partially offsetting these gains are the continued competitive and category difficulties that are negatively effecting the Company's branded baby food subsidiary.

On a comparison of unaudited pro forma results for the nine month period ended June 30, 1998 to unaudited pro forma results for the same period of the prior year, net sales were $330.7 million and $271.1 million, respectively, an improvement of $59.6 million, or nearly 22 percent. Pro forma net earnings for the current year's first nine months were $29.4 million, or $.90 per basic share and $.89 per diluted share, compared to prior year pro forma net earnings of $3.5 million, or $.11 per share (basic and diluted). Included in the prior year pro forma results is a $4.6 million ($2.9 million after tax) charge to cover certain severance-related costs. Excluding this charge, prior year pro forma net earnings would have been $6.4 million, or $.20 per share (basic and diluted). The Company took no unusual charges during the current nine month period. The noted improvement in sales and earnings between pro forma nine month periods further accents the significant operating progress of the Company's private label cereal and cracker and cookie divisions, as well as the favorable equity earnings from Ralcorp's Vail investment.

The unaudited pro forma information assumes the divestitures of the Company's branded cereal and snack mix businesses and ski resort operations were completed as of the beginning of the prior fiscal year periods. Actual timing of these divestitures occurred during the quarter ended March 31, 1997. The Company's ski resort holdings were sold to Vail Resorts, Inc. on January 3,
1997 and the Company's branded cereal and snack mix businesses were sold to General Mills, Inc. on January 31, 1997. In addition, both current and prior year unaudited pro forma information reflects the elimination of operating results related to the Company's branded baby food subsidiary. On July 29, 1998, Ralcorp announced the planned sale of Beech-Nut Nutrition Corporation to the Milnot Company. Comparisons of unaudited pro forma results in the current year to the unaudited pro forma results of the prior year are deemed, therefore, to provide a more meaningful analysis of operating results and trends.
                                      14

Actual net sales for the nine month period ended June 30, 1997 were $595.0 million compared to $427.6 million for the same period of the current fiscal year. The significant decline in net sales year-over-year is due to the prior year period including sales of the Company's branded cereal and snack business through January 31, 1997 and revenues attributable to the Company's ski resort operations through January 3, 1997.

Net earnings for the nine months ended June 30, 1997, were $24.6 million, or $.74 per diluted share compared to the net earnings for the corresponding current year period of $28.5 million, or $.86 per diluted share. Excluded from the first nine months of fiscal 1997 net earnings are two separate restructuring charges totaling $23.0 million pre-tax ($14.5 million after tax or $.44 per basic and diluted share) and a one-time, tax-free gain on the sale of the branded businesses of $516.5 million or $15.56 per diluted share.

                             NET SALES BY DIVISION

                    Three Months Ended           Nine Months Ended
                         June 30,                     June 30,
                    ------------------           -----------------
                      1998      1997               1998      1997
                     ------    ------             ------    ------
Ralston Foods       $  66.9   $ 63.0              $207.1    $193.1  *
Bremner                36.5     33.2               115.4      78.0
Beech-Nut              31.7     44.5                96.9     118.3
Flavor House            8.2                         8.2
                    -------   ------              ------    ------
                    $ 143.3   $140.7              $427.6    $389.4
                    =======   ======              ======    ======

    * On a pro forma basis, reflecting elimination of sales related to the branded cereal and snack business.

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

Actual current year Consumer Foods sales improved $2.6 million for the quarter and declined $134.3 million for the nine months, as the prior year nine month period includes the four month sales of the now divested branded cereal and snack business. Comparing sales of the first nine months of the current fiscal year to the same prior year period, again excluding the benefit of the Branded Business, sales rose $38.2 million, or nearly 10 percent. These sales dollar increases can be attributed primarily to the increase from the Bremner cracker and cookie operation, which benefited in the current year from three full quarters of integrating the Wortz Company sales. The Wortz Company, a private label cracker and cookie operation, was acquired on April 21, 1997. In addition, store brand ready-to-eat cereal sales improved over the prior year on a 7.3 percent volume increase on a current quarter to prior year quarter comparison and a 6.5 percent volume improvement when comparing nine month periods. The noted store brand cereal volume improvement marks the fifth consecutive quarter of year-over-year volume gains. Net sales for the quarter were also aided by the Company's acquisition of Flavor House, Inc., a snack nut business, on April 23, 1998. Flavor House, which is currently being managed by the private label cereal subsidiary, contributed $8.2 million in net sales. Offsetting some of the sales improvement, were year-over-year sales declines of $12.8 million for the quarter (on a nearly 31 percent case volume decline) and $21.4 million for the nine months (on a 20.7 percent case volume decline) from Beech-Nut baby foods. Beech-Nut's quarter-to-quarter comparison is difficult as the prior year's third quarter benefited from the grocery trade's buy-in in advance of a July 1, 1997 price increase. The baby food business, however, continues to be negatively affected by both significant competitive pricing pressures and a declining category.

From an operating results perspective, Ralcorp recorded an operating profit of $12.6 million for the current quarter and $36.6 million for the nine months ended June 30, 1998. While the operating profit for the nine months is significantly below the Branded Business-enhanced operating profit level of the prior year's first nine months, the operating profit for the current quarter represents a $3.0 million (more than 31 percent) improvement over the same quarter of the prior year, the first comparable quarter also reflecting no benefit of branded business operations. On an EBITDA basis (earnings before interest, taxes, depreciation and amortization) the Company recorded $45.6 million for the nine months ended June 30, 1998, excluding the equity earnings from its Vail Resorts, Inc. investment. Ralston Foods recorded significant operating profit improvement in the quarter on the strength of volume growth, while maintaining the substantially lower cost base achieved
through  previous  restructuring  and  cost  containment  efforts.    Bremner
operating profit improved considerably in both the quarter and nine months due primarily to the addition of Wortz and an improved product mix. Operating profit at Beech-Nut was significantly down from both prior year comparison periods. Beech-Nut recorded a modest operating loss for the quarter ended June 30, 1998. As mentioned earlier, the Company's baby food subsidiary has been and continues to be plagued by heavy competitive pricing pressure and a significant decline in the overall baby food category.

RESORT  OPERATIONS

Resort Operations recorded, through January 3, 1997, sales and operating profit of $33.1 million and $.3 million, respectively. Due to the sale of the Company's Resort Operations to Vail Resorts, Inc. on January 3, 1997, there are no comparable current year figures.

EQUITY  INTEREST  IN  VAIL  RESORTS,  INC.

Upon the sale of Ralcorp's resort operations to Vail Resorts, Inc. in January 1997, Ralcorp retained an equity ownership interest in Vail, which as of June 2, 1998 was approximately 22 percent. On November 6, 1997, Vail announced a change in its fiscal year end from September 30 to July 31. As a result, Ralcorp reports current year equity earnings on a two month time lag and the Company's entire current fiscal year will include only ten months of equity earnings from Vail.

The quarter ended June 30, 1998, benefited from non-cash, pre-tax equity earnings of $9.7 million compared to an equity loss of $2.6 million in the same prior year period. As explained, this significant difference is due to timing, in that, Ralcorp's reporting for the current year quarter includes the historically profitable months of February through April. The prior year equity loss amount relates to the months of April 1997 through June 1997. Through the nine months ended June 30, 1998, the Company's equity stake in Vail Resorts resulted in non-cash, pre-tax earnings of $13.9 million compared to $7.9 million during the same prior year period. Ralcorp's reporting through the first nine months of fiscal 1998 includes Vail's results for only the period of October 1997 through April 1998 and the prior year's equity earnings reflects only the months of January through June (the period subsequent to the Vail transaction). Ralcorp's equity ownership interest in Vail earnings for Vail's fourth quarter ending July 31, 1998 will be reported in the Company's quarter ending September 30, 1998.

RESULTS  OF  OPERATIONS

Cost of products sold as a percentage of sales was 66.2% for the current year third quarter compared to 66.0% for the same quarter of the prior year, and for the nine months ended June 30, 1998, increased to 65.0% of sales from 55.2% in the same prior year period. This year-to-date increase can be attributable to the fact that many of the Company's higher margin products were eliminated through the sale of the Branded Business, store brand products by their market nature usually are priced at a lower margin. A comparison of cost of products sold as a percentage of sales for the first nine months of the current year to nine month prior year results, both periods on a pro forma basis, reflects a decline to 69.0% from 72.5%. This favorable change can be attributed primarily to lower ingredient costs and improved manufacturing efficiencies. Selling, general and administrative expense as a percent of sales for the quarter and nine month periods ended June 30, 1998 was 17.6% and 17.4%, respectively. The level of selling, general and administrative expense in these two current year periods is consistent with the levels experienced by the Company subsequent to the two completed sale transactions and reflects a significantly reduced cost structure from that which was in place to support the larger corporation. Advertising and promotion expense as a percentage of sales has declined for both quarter-to-quarter and nine month-to-nine month comparisons, reflecting the reduced level of advertising and promotional support necessary for a predominantly private label company. Income taxes were 38.0% of earnings before income taxes and equity earnings for the nine months ended June 30, 1998, down slightly from the 38.5% of earnings before income taxes, restructuring charges and equity earnings of a year-ago.

FINANCIAL  CONDITION

The Company's primary source of liquidity is cash flow from operations, which decreased to $32.5 million for the nine months ended June 30, 1998 compared to $58.5 million for the same period in the prior year. Through the current year nine month period the favorable effect of reducing the level of accounts receivable has been offset by a significant reduction in accounts payable and accrued liabilities. The decline in accrued liabilities includes the payment of certain one-time items including, a final payment related to the Wortz acquisition and a fee paid to terminate a contract with Ralston Purina regarding international distribution of cereal products. Net working capital, excluding cash and cash equivalents, was $68.0 million at June 30, 1998 compared to $56.5 million at September 30, 1997.

On April 23, 1998, Ralcorp acquired Flavor House, Inc., a snack nut business located in Dothan, AL, for approximately $21.5 million. As reflected in the accompanying Consolidated Statement of Cash Flows, during the prior year nine month period, the Company acquired the Wortz Company for an initial cash outflow of approximately $41.4 million.

Property and intangible asset additions decreased to $14.2 million for the first nine months of fiscal 1998 compared to $17.9 million in the prior year period. Of the prior year amount, approximately $7.4 million represented Resort Operations additions. Through the nine month period ended June 30, 1998, the Company repurchased $8.2 million of its Common Stock. The Company transacted no stock repurchases during the same prior year period. As reflected on the Consolidated Balance Sheet, the Company remains essentially debt free at June 30, 1998, as was the case at September 30, 1997. During the quarter ended December 31, 1997, the Company's Board of Directors approved an authorization to buy back up to one million shares of the Company's Common Stock from time to time as management determines. As of August 14, 1998, the Company had repurchased 561,000 shares for approximately $9.9 million pursuant to such authorization.

OUTLOOK

Ralcorp, through its Ralston Foods division, continues to operate in the highly competitive environment that exists in the ready-to-eat cereal category. In addition to the competition that exists from branded box cereal manufacturers, management believes the increased presence of competitors' branded bagged cereals is having, and may continue to have, a negative impact on industry-wide cereal sales and profitability. Bagged cereals, like store brand box cereals, compete at the lower end of the price spectrum. Despite the competitiveness inherent in the cereal category, recent volume trends in store brand cereals have been positive, while the category in total has shown no meaningful growth. To be successful, Ralcorp must maintain an effective price gap between its private label cereal products and those products of top branded cereal competitors. Ralcorp management has been successful at removing excess costs from its cereal operations and sustaining the reduced cost structure brought about by previous restructuring and cost containment efforts. The result is a current cost basis that will allow Ralston Foods to maintain an adequate price gap and still provide a quality alternative to branded cereals. Management intends to continue to focus on cost elimination where appropriate.

With regard to the Bremner cracker and cookie business, the addition of the Wortz Company has had a positive effect on sales, operating profit and customer base. April 21, 1998 marked the one year anniversary of the Wortz acquisition. Bremner continues to achieve good results on the effects of the Wortz acquisition and an improved product mix. On July 28, 1998, the Company announced the intended acquisition of Sugar Kake Cookie Inc., a cookie manufacturer located in Tonawanda, NY. Sugar Kake, which will be operated as part of Bremner, represents an important addition to Bremner as it should afford the opportunity to increase Bremner's presence and capacity in private label cookies. Despite the present positive performance, and the expected benefit of current and future acquisitions, Bremner still faces significant competition from large branded and regional private label producers.

As referred to earlier in this discussion, the Company announced, on July 29, 1998, the signing of a definitive agreement to sell its branded baby food subsidiary, Beech-Nut, to the Milnot Company (Milnot is privately held). Pending the receipt of appropriate government approvals, however, the Company is still engaged in a baby food category that is in significant decline and is burdened by competitive pricing pressures. Beech-Nut, for the period it remains part of Ralcorp, will continue to focus on the production of quality products and taking the necessary steps to adequately defend its market share, especially in key regional markets.

The third leg of the Company's private label businesses is in the snack nut category with the addition of Flavor House, Inc. The snack nut category is another that is very competitive, with a strong branded market leader. The Company, however, believes there is opportunity for growth in private label snack nuts, both through internal means and through acquisitions.

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

Company management understands that in addition to improved operations and enhanced efficiencies, a key growth opportunity exists through further strategic acquisitions. Recent and intended acquisitions of Wortz, Flavor House and Sugar Kake serve as examples of such key acquisitions. Management intends to explore, where appropriate, further acquisition opportunities that strategically fit with the Company's current mix of businesses. Ralcorp's low level of outstanding debt and cash generated by the pending sale of Beech-Nut should provide the Company greater flexibility to act upon any such opportunities.

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

INFORMATION  SYSTEMS  DEVELOPMENTS  AND  YEAR  2000  ISSUES

The Company uses computer hardware and software in various aspects of its business, including production, distribution and administration, which will require modification or replacement in order to interpret the year 2000 appropriately. The Company has developed and begun to implement a plan to identify and correct all affected hardware and software. As part of this plan, the Company monitors and tests the implementation of needed corrections. The plan necessarily includes communications with the Company's significant customers, vendors and other outside parties to determine the extent to which the Company's systems and operations are vulnerable to any failures by these outside parties to satisfactorily address the year 2000 issue. The plan also includes the development of contingency plans to be implemented in the event of untimely or incomplete remediation of either internal or third party year 2000 issues.

The Company's on-going information technology strategy includes the elimination of existing mainframe computer systems and the migration to a server environment in order to reduce costs and improve functionality. A key component to the execution of this strategy is currently in process as the Company is replacing, upgrading or enhancing primary systems and technology necessary to manage the business. The Company's current accounting policy is to capitalize the related external costs and amortize them over a period not to exceed five years. The Company's replacement of primary systems is scheduled to be completed before September 30, 1998, at which time the resulting information systems hierarchy will be substantially year 2000 compliant. The initial assessment of all other systems hardware and software, including processors within production and other equipment, is complete. The Company anticipates that most modifications and replacements to these systems will be in place in early fiscal 1999. Based upon current expectations, management anticipates that the total costs to the Company to modify or replace its systems in order to remediate the year 2000 issue should not be material to its financial position or results of operations.

While the Company believes its planning efforts are adequate to address its year 2000 issues, if modifications and replacements are not made on a timely basis there can be no absolute assurance that there will not be a material adverse effect on the Company. In addition, the potential for a material adverse effect on the Company exists if critical third parties do not convert their systems in a timely manner and in a way that is compatible with the Company's systems which results in an interruption of critical service to the Company.

CAUTIONARY  STATEMENT  ON  FORWARD-LOOKING  STATEMENTS

Forward-looking  statements,  within  the  meaning  of  Section  21E  of  the
Securities Exchange Act of 1934, are made throughout this Management's Discussion and Analysis and this document, and are preceded by, followed by or include the words "intends," "believes," "expects," "anticipates," "should" or similar expressions. The Company's results of operations, liquidity status and year 2000 compliance may differ materially from those in the forward-looking statements. Such statements are based on management's current views and assumptions, and involve risks and uncertainties that could affect expected results. For example any of the following factors cumulatively or individually may impact expected results:

     (i) If the Company is unable to maintain a meaningful price gap between its private label products and the branded products of its competitors, successfully introduce new products or successfully manage costs across all parts of the Company, then the Company's private label businesses could incur operating losses;

     (ii) Consolidation among members of the grocery trade may lead to increased wholesale price pressure from larger grocery trade customers and could result in the loss of key cereal accounts if the surviving entities are not customers of the Company;

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

     (v) The Company's baby food business has experienced significant volume declines which have, and could continue to have, a negative impact on the Company's operating results should the anticipated sale of this business not close for a protracted period of time;

     (vi) The Company's businesses compete in mature segments with competitors having large percentages of segment sales; and

     (vii) The Company's disclosure under the heading "INFORMATION SYSTEMS DEVELOPMENTS AND YEAR 2000 ISSUES" includes cautionary statements regarding the Company's ability to successfully address Year 2000 compliance issues, and such statements are incorporated herein.

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

                                             RALCORP  HOLDINGS,  INC.



                                             By:  /s/ T. G. GRANNEMAN
                                                ---------------------
                                                  T. G.  Granneman
                                                  Duly Authorized Signatory and
                                                  Chief Accounting Officer

                                 EXHIBIT INDEX

Exhibit
Number              Description
------              -----------

  27          Financial  Data  Schedule