Form 10-K405
period 1998-09-30
RALCORP HOLDINGS INC /MO
filed 1998-12-23
CIK 1029506

==========================================================================
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549
                         ____________________

                              FORM 10-K

       [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
            FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1998

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

                         ____________________

      SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                             NAME OF EACH EXCHANGE
     TITLE OF EACH CLASS                      ON WHICH REGISTERED
     -------------------                      -------------------
Common Stock, $.01 par value............ New York Stock Exchange, Inc.
Common Stock Purchase Rights............ New York Stock Exchange, Inc.

    SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:  NONE

        Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90
days.  Yes   X      No
            ---        ---

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[x]

        Aggregate market value of the voting stock held by nonaffiliates of the Registrant $522,146,730 based upon the closing market price on November 30, 1998. Excluded from this figure is the voting stock held by Registrant's Directors, who are the only persons known to Registrant who may be considered to be its "affiliates" as defined under Rule
12b-2.

        Number of shares of Common Stock, $.01 par value, outstanding as of close of business on November 30, 1998: 31,124,949.

                   DOCUMENTS INCORPORATED BY REFERENCE

        1. Annual Report to Shareholders for the year ended September 30, 1998, to the extent indicated in Parts I, II and IV. Except as to information specifically incorporated, the 1998 Annual Report to Shareholders is not to be deemed filed as part of this Form 10-K report.

        2. Proxy Statement filed with the Commission dated December 17, 1998, to the extent indicated in Part III.

===========================================================================

          CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

        Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Report. These forward-looking statements are sometimes identified by their use of terms and phrases such as "anticipates," "intends," "should," "believes"
and similar expressions elsewhere in this report.  The Company's results of operations and liquidity status may differ materially from those in the forward-looking statements.  Such statements are based on management's current view and assumptions, and involve risks and
uncertainties that could affect expected results.   For example any of
the following factors cumulatively or individually may impact expected results:

        (i) If the Company is unable to maintain a meaningful price gap between its private label products and the branded products of its competitors, successfully introduce new products or successfully manage costs across all parts of the Company, then the Company's private label operations could incur operating losses;

        (ii) Consolidation among members of the grocery trade may lead to increased wholesale price pressure from large grocery trade customers and could result in the loss of key accounts if the surviving entities are not customers of the Company;

        (iii) Significant increases in the cost of certain raw materials used in the Company's products, to the extent not reflected in the price of the Company's products, could adversely impact the Company's results. For example, the cost of wheat can change significantly;

        (iv) In light of its significant ownership in Vail Resorts, Inc., the Company's non-cash earnings can be adversely affected by Vail's unfavorable performance;

        (v) The Company is currently generating profit from certain co-packing contract arrangements with other manufacturers within its competitive categories. The termination or expiration of these contracts, and the inability of the Company to replace this level of business could negatively affect the Company's operating results;

        (vi) The Company's businesses compete in mature segments with competitors having large percentages of segment sales; and

        (vii) The Company's disclosure under the heading "INFORMATION SYSTEMS DEVELOPMENTS AND YEAR 2000 ISSUES" in the "Financial Review" section of the Annual Report to Shareholders for the year ended
September 30, 1998 includes cautionary statements regarding the Company's ability to successfully address Year 2000 compliance issues, and such statements are incorporated herein.

                                          TABLE OF CONTENTS
                                                                                                  Page
                                              PART I
Item 1.    Business                                                                                 2
           Recent Business Developments                                                             2
           Other Information Pertaining to the Business of the Company                              3
Item 2.    Properties                                                                               7
Item 3.    Legal Proceedings                                                                        8
Item 4.    Submission of Matters to a Vote of Security Holders                                      8
Item 4(a). Executive Officers of the Registrant                                                     9

                                              PART II
Item 5.    Market for Registrant's Common Equity and Related Matters                               10
Item 6.    Selected Financial Data                                                                 10
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operation    10
Item 7(a). Quantitative and Qualitative Disclosure About Market Risk                               10
Item 8.    Financial Statements and Supplementary Data                                             10
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure    10

                                              PART III
Item 10.   Directors and Executive Officers of the Registrant                                      10
Item 11.   Executive Compensation                                                                  10
Item 12.   Security Ownership of Certain Beneficial Owners and Management                          10
Item 13.   Certain Relationships and Related Transactions                                          11

                                              PART IV
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K                         11


                                 PART I
ITEM 1. BUSINESS.

        Ralcorp Holdings, Inc. is a Missouri corporation incorporated on October 23, 1996. Its principal executive offices are located at 800 Market Street, St. Louis, Missouri 63101. The terms "Company", "Ralcorp" and "Registrant" as used herein refer to Ralcorp Holdings, Inc. and its consolidated subsidiaries.

        The Company is primarily engaged in the manufacturing, distribution and marketing of private label ready-to-eat and hot cereal products, private label and branded crackers and cookies, and private label and value branded snack nuts.

        The following sections of the 1998 Annual Report to Shareholders contain financial and other information concerning the Company's business developments and operations, and are incorporated herein by reference: "Financial Review" on pages 14 through 21; "Business Segment Information" on pages 22 through 23; "Acquisitions" on page 32; and "Supplemental Earnings Statement Information" on page 34.

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

                     RECENT BUSINESS DEVELOPMENTS

        On April 23, 1998, the Company acquired Flavor House, Inc. a private label and branded snack nut company with sales of approximately $62 million.

        On August 25, 1998, the Company acquired Sugar Kake Cookie Inc. a private label and branded cookie business with sales of approximately
$28 million.

        On September 4, 1998, the Company purchased Nutcracker Brands, Inc. a private label and value branded snack nut company with sales of approximately $42 million.

        On September 10, 1998, the Company sold its Beech-Nut Nutrition Corporation subsidiary for $68 million in cash.

        On September 24, 1998, the Company announced it had completed the repurchase of all shares available under its Board of Directors approved stock repurchase program.

        On November 13, 1998, the Company completed the repurchase of 586,368 shares of its Common Stock at a price of $16.00 per share through a Dutch Auction Self-Tender Offer.

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

(I) Specifically, General Mills agreed to indemnify the Company against Indemnifiable Losses arising from the following:

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

     Additionally, the Company has agreed to maintain a certain minimum net worth level for a period up to five years after the Distribution Date. For the first two years the net worth of the Company can be not less than $100 million. As of September 30, 1998 the Company's net worth was $307.3 million.

POST-DISTRIBUTION AGREEMENTS

     Tax Sharing Agreement. The Tax Sharing Agreement provides that each of General Mills and the Company are responsible for, and will indemnify the other party against, its (and its respective affiliates) allocable share of tax liabilities before and after the Distribution. The Company is liable for all taxes of (a) the Company or any of its affiliates for any pre- or post-Distribution tax period, (b) Old Ralcorp or any affiliate for any pre-Distribution tax period, including any liabilities resulting from an audit or other adjustment to previously filed tax returns and (c) any person arising out of or directly resulting from any of the transactions set forth in the Reorganization, or the Merger Agreement unless such liability results from a breach of certain covenants by General Mills with respect to taxes. General Mills will be liable for all taxes of Old Ralcorp or any Old Ralcorp affiliate attributable to any post-Distribution tax period. In the Tax Sharing Agreement, General Mills and the Company agreed to cooperate with respect to the preparation and filing of tax returns and with respect to any tax-related challenges or proceedings.

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

TRADEMARKS

     The Company owns a number of trademarks that it considers substantially important to its business, including "NUTCRACKER", and "FLAVOR HOUSE".

SEGMENTS

     The Company is presently comprised of two business segments:
Consumer Foods and Snack Nuts.

CONSUMER FOODS

     The Consumer Foods segment is comprised of two product lines: private label cereal, (the "Private Label Cereal Business"); and private label and branded crackers and cookies (the "Cracker and Cookie Business").

PRIVATE LABEL CEREAL BUSINESS

     Currently, the Private Label Cereal Business accounts for approximately 50% of the Company's Consumer Foods segment sales.
Private label ready-to-eat cereals are currently produced at three operating facilities. The Company's Cracker and Cookie Business produces a shredded wheat cereal for the Private Label Cereal Business. Private label and branded hot cereals are produced at one facility. The hot cereal products include old fashioned oatmeal, quick oats, plain instant oatmeal, flavored instant oatmeal, farina and instant Ralston, a branded hot wheat cereal. The Private Label Cereal Business also sells hot cereal under the brand Three Minute Oats. The Company believes it is the largest manufacturer of the private label ready-to-eat and hot cereals.

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

CRACKER AND COOKIE BUSINESS

     The Company believes its Cracker and Cookie Business is currently the leading private-label cracker manufacturer and a producer of private label and branded cookies for sale in the United States. The Cracker and Cookie Business also produces Ry Krisp branded crackers. Management positions the Cracker and Cookie Business as the premier quality and low cost producer of a wide variety of private label crackers and cookies.

     The Cracker and Cookie Business operates four plants: one produces solely Ry Krisp crackers, two produce private label crackers and cookies and one produces private label and branded cookies. The Cracker and Cookie Business' products are largely produced to order and shipped directly to customers. Private label crackers and cookies are sold through a broker network. Branded Ry Krisp crackers are sold through a direct store distributor network.

SNACK NUTS

     The Snack Nuts segment is comprised of Flavor House Products, Inc. and Nutcracker Brands, Inc. which were acquired during the fiscal year. The segment operates two plants that produce a variety of jarred, canned and bagged snack nuts. The segment's products are largely produced to order and shipped directly to customers. The segment sells its products through an internal sales staff and a broker network. The segment produces store brand products and value branded products under the Nutcracker and Flavor House brands.

OWNERSHIP OF VAIL STOCK

     The Company owns 7,554,406 shares of Vail Resorts, Inc. Common Stock (approximately 21.9 percent of the shares outstanding as of September 30, 1998). Additionally, two of the Company's Directors, Messrs. Stiritz and Micheletto, are on the Vail Board of Directors. Currently, the Company utilizes the equity method of accounting to reflect the portion of Vail's earnings (or losses) applicable to the Company on a non-cash basis.

     Pursuant to a Shareholder Agreement entered into in connection with the acquisition of the Vail Common Stock, the Company can only sell its Vail Common Stock in a registered offering allowed under the Shareholder Agreement or in private transactions after July 3, 1998 (provided the purchaser agrees to be bound by the Shareholder Agreement). Vail's results of operations are highly seasonal and are dependent in part on weather conditions and consumers' discretionary spending trends. In light of the significance of the Company's ownership in Vail in comparison to earnings and assets of the Company, changes in the price of Vail's Common Stock can impact the Company's stock price.

COMPETITION

     The Company's businesses face intense competition from large branded cereal, cracker and cookie, and snack nut manufacturers, and highly competitive private label cereal, cracker and cookie, and snack nut manufacturers. Top branded ready-to-eat cereal competitors include Kellogg, General Mills, Kraft Foods and Quaker Oats. Recent promotional spending by large branded ready-to-eat cereal manufacturers have negatively impacted the Company's sales of ready-to-eat cereal. The Cracker and Cookie Business faces intense competition from large branded manufacturers such as Nabisco and Keebler/Sunshine who possess approximately 40% and 25%, respectively, of the branded cracker category and similar shares in the cookie category (on a volume basis). In addition, private label cracker and cookie manufacturers provide significant competition in the store brand segment. The Snack Nuts segment faces significant competition from one significant branded snack nut producer and many private label snack nut manufacturers.

     The industries in which the Company compete are highly sensitive to both pricing and promotion. Competition is based upon product quality, price, effective promotional activities, and the ability to identify and satisfy emerging consumer preferences. These industries are expected to remain highly competitive in the foreseeable future. Future growth opportunities for the Company are expected to depend on the Company's ability to implement strategies for competing effectively in all of its businesses, including strategies relating to enhancing the performance of its employees, maintaining effective cost control programs, developing and implementing methods for more efficient manufacturing and distribution operations, and developing successful new products, while at the same time maintaining aggressive pricing and promotion of its products.

EMPLOYEES

     The Company employs approximately 2,400 people in the United States. Approximately 1,000 of the Company's personnel are covered by eight union contracts and, from time to time the Company has experienced union organizing activities at its non-union plants. The contracts expire at various times beginning on March 6, 1999 and ending October 6, 2002. The Company believes its relations with its employees, including union employees, are good.

RAW MATERIALS

     The principal raw materials used in the Company's businesses are grain and grain products, flour, sugar, and various nuts such as peanuts and cashews. The Company purchases such raw materials from local, regional, national and international suppliers. The cost of raw materials used in the Company's products may fluctuate widely due to weather conditions, government regulations, economic climate, or other unforeseen circumstances. Agricultural products represent 35% to 45% of the Company's cost of goods sold in fiscal 1998. Packaging prices represent 20% to 30% of the Company's cost of good sold in fiscal 1998. From time to time the Company will enter into supply contracts for periods up to twelve months to secure favorable pricing for ingredient and packaging supplies.

GOVERNMENTAL REGULATION; ENVIRONMENTAL MATTERS

     The operations of the Company are subject to regulation by various federal, state and local governmental entities and agencies. As a producer of goods for human consumption, such operations are subject to stringent production and labeling standards. In the early 1990's, new labeling regulations were promulgated and implemented which have required the Company businesses to modify the information disclosed on their packaging. Management expects that similar changes in laws in the future could be implemented without a material adverse impact on the Company businesses if existing packaging stock may be used during a transition period while packaging information is modified.

     The operations of the Company businesses, like those of similar businesses, are subject to various federal, state and local laws and regulations with respect to environmental matters, including air and water quality, underground fuel storage tanks, waste handling and disposal and other regulations intended to protect public health and the environment. While it is difficult to quantify with certainty the potential financial impact of actions regarding expenditures for environmental matters, particularly remediation, and future capital expenditures for environmental control equipment, in the opinion of management, based upon the information currently available, the ultimate liability arising from such environmental matters, taking into account established accruals for estimated liabilities, should not have a material effect on the Company's capital expenditures or consolidated results of operations or financial position. For additional information on Environmental matters, see Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 14 "Commitments and Contingencies" on page 37 of the Company's 1998 Annual Report to Shareholders filed herewith.

ITEM 2.  PROPERTIES.

     The Company's principal properties are its manufacturing locations. Shown below are the Company's owned, and where indicated, leased principal properties. The Company leases its principal executive offices and research and development facilities in St. Louis, Missouri. Management believes its facilities are suitable and adequate for the purposes for which they are used and are adequately maintained.

  Cereal Plants     Cracker and Cookie Plants        Snack Nut Plants
-----------------  ---------------------------    ----------------------
Battle Creek, MI         Princeton, KY              Dothan, AL (Leased)
Cedar Rapids, IA         Poteau, OK                 Billerica, MA
Lancaster, OH            Minneapolis, MN
Sparks, NV               Tonawanda, NY

ITEM 3. LEGAL PROCEEDINGS.

     Ralcorp is a party to a number of legal proceedings in various state and federal jurisdictions arising out of the operations of its businesses. These proceedings are in varying stages and many may proceed for protracted periods of time. Some proceedings involve highly complex questions of fact and law.

     On January 4, 1993, Ralston Purina Company ("Ralston") was served with the first of nine substantively identical actions currently pending in the United States District Court for the District of New Jersey. The suits have been consolidated and styled In Re Baby Food Antitrust Litigation, No. 92-5495 (NHP). The consolidated proceeding is a certified class action by and on behalf of all direct purchasers of baby foods (other than the defendants and governmental entities), alleging that the Beech-Nut baby food business (and its predecessor, Nestle Holdings, Inc.) together with Gerber Products Company and H.J. Heinz Company, conspired to fix, maintain and stabilize the prices of baby foods during the period January 1, 1975 to August 31, 1992, and seeking treble damages. On January 19 and 21, 1993, Ralston was served with two actions on behalf of indirect purchasers (consumers) of baby food in California which contain substantively identical charges. These actions have been consolidated in the Superior Court for the County of San Francisco and styled Bruce, et al. v. Gerber Products Company, et al., No. 94-8857. On July 28, 1997, Judge Nicholas H. Politan granted Ralston's Motion For Summary Judgment in the case then pending in the U.S. District Court for the District of New Jersey and dismissed the case with prejudice. Plaintiffs have appealed Judge Politan's ruling and oral arguments were held on the appeal and the Company is awaiting a ruling. On January 19, 1993, Ralston was served with a similar action filed in Alabama state court on behalf of indirect purchasers of baby food in Alabama, styled Johnson, et al. v. Gerber Products Company et al., No. 93-L-0333-NE. Both state actions allege violations of state antitrust laws and are substantively identical to each other. On July 28, 1997, Judge Nicholas H. Politan granted Ralston's Motion For Summary Judgment in the case then pending in the U.S. District Court for the District of New Jersey and dismissed the case with prejudice.
Plaintiffs appealed Judge Politan's ruling, and the appeal was argued before the U.S. Court of Appeals for the Third Circuit on October 1, 1998. No decision has yet been rendered in this matter. The Bruce and Johnson cases remain inactive pending resolution of In Re Baby Food, Antitrust Litigation. Similar state actions may be filed in states having laws permitting suits by indirect purchasers. Ralston and the Company through the Reorganization Agreement with General Mills have agreed in the Reorganization Agreement with Ralston in connection with the 1994 spin-off ("Ralston Reorganization Agreement") that all expenses related to the above antitrust matters will be shared equally, but that Ralcorp's liability for any settlement or judgment will not exceed $5 million, any amount in excess of that would be paid by Ralston. Expenses and liability with respect to certain other lawsuits which are not believed by Ralcorp to be material, either individually or in the aggregate, will also be shared pursuant to the Ralston Reorganization Agreement.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to the security holders during the fourth quarter of fiscal year 1998.

ITEM 4(a). EXECUTIVE OFFICERS OF THE REGISTRANT.

Joe R. Micheletto    62 Chief Executive Officer and President since
                        1996.  He served as Co-Chief Executive
                        Officer and Chief Financial Officer from 1994 to 1996 with the Company. He served as Vice President and Controller of Ralston Purina from 1985 to 1994, and as Chief Executive Officer of Ralston Resorts from 1991 to 1997. Mr. Micheletto is also a Director of the Company.

Kevin J. Hunt        47 Corporate Vice President; and President,
                        Bremner, Inc. He has held the same position with the Company since 1995. Mr. Hunt joined Ralston Purina in 1985. In 1988, he was named Director of Marketing for Continental Baking Company, and in 1992 he was named Director of Planning for Ralston Purina and President of Bremner, Inc.

Robert W. Lockwood   55 Corporate Vice President; General Counsel and
                        Secretary of the Company. He has held the same position with the Company since 1994. Mr. Lockwood joined Ralston Purina in 1976. In 1981, he was named Associate Counsel and Assistant Secretary; and in 1989, he was named Vice President, Senior Counsel and Assistant Secretary.

James A. Nichols     50 Corporate Vice President and President,
                        Ralston Foods. He has held the same position with the Company since 1995. Mr. Nichols joined Ralston Purina in 1975. In 1985 he was named Vice President and Director of Marketing-Cereal. In 1989, he was named President, Beech-Nut Nutrition Corporation. In 1994, he was named Corporate Vice President and President of Beech-Nut Nutrition Corporation.

David P. Skarie      52 Corporate Vice President and Director of
                        Customer Development of Ralston Foods. He has held the same position with the Company since 1994. Mr. Skarie joined Ralston Purina in 1986. In 1988, he was named National Sales Director, General Merchandise. In 1990, he was named Vice President, Eastern Division Sales. In 1991, he was named Vice President, Field Sales. In 1993, he was named Vice President-Director, Customer Development, Human Foods.


Ronald D. Wilkinson  48 Corporate Vice President and Director of
                        Product Supply of Ralston Foods. He has held the same position with the Company since 1996. Mr. Wilkinson joined Ralcorp in November, 1995. In 1991, he was named Director, Engineering U.S. Cereals for the Quaker Oats Company; and in 1992, was named Vice President, Supply Chain U.S. Cereals for The Quaker Oats Company. In November, 1995, Mr. Wilkinson joined Old Ralcorp as Executive Vice President and Director, Manufacturing for Ralston Foods; and in June, 1996, was named Executive Vice President and Director of Product Supply for Ralston Foods.

(Ages are as of December 31, 1998)

                             PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED MATTERS.

     The Company's common stock (RAH) is traded on the New York Stock Exchange. There were 16,464 common shareholders of record on November 30, 1998. Other information required by Item 5 appears under the caption, "Common Stock Data", on inside back cover of the 1998 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA.

     The summary of financial data appears on page 13 of the 1998
Annual Report to Shareholders under the caption "Five Year Financial Summary" and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Information appearing under the captions "Financial Review" on pages 14 through 21 and "Business Segment Information" on pages 22 through 23 of the 1998 Annual Report to Shareholders is hereby incorporated by reference.

ITEM 7(a). QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     Information appearing in the "Market Risk" section of "Financial Review," in the "Inventories" portion of Note 2 "Basis of Presentation
And Summary of Significant Accounting Policies," and in Note 13 "Financial Instruments And Risk Management" on pages 20, 30 and 37, respectively, of the 1998 Annual Report to Shareholders are hereby incorporated by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Unaudited Pro Forma Combined Financial Information on page 24, the Consolidated Financial Statements of the Company and its subsidiaries and related Notes thereto, appearing on pages 26 through 42, together with the report thereon of PricewaterhouseCoopers LLP on page 25, and the supplementary data under the caption "Quarterly
Financial Information" on page 43 of the 1998 Annual Report to
Shareholders are hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                             PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information regarding directors on pages 3 through 5 of the Company's Notice of Annual Meeting and Proxy Statement dated December 17, 1998, is hereby incorporated by reference. Information regarding Executive Officers of the Company is included under Item 4(a) of Part I.

ITEM 11. EXECUTIVE COMPENSATION.

     Information appearing under "Information on Executive
Compensation" on pages 8 through 11, and the remuneration information under the caption "How does Ralcorp compensate its directors?" on page 7 of the Company's Notice of Annual Meeting and Proxy Statement dated December 17, 1998, is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The discussion of the security ownership of certain beneficial owners and management appearing under the caption "How much Ralcorp stock do directors and executive officers own?" on page 6 of the Company's Notice of Annual Meeting and Proxy Statement dated December 17, 1998, is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information appearing under the captions "Compensation Committee Interlocks and Insider Participation" on page 13 of the Company's Notice of Annual Meeting and Proxy Statement dated December 17, 1998, is hereby incorporated by reference.

                              PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  (a) Documents filed with this report:

      (1) Financial statements previously incorporated by reference under Item 8 herein above.

           -Report of Independent Accountants.

           -Consolidated Statement of Earnings for years ended
            September 30, 1998, 1997 and 1996.

           -Consolidated Balance Sheet at September 30, 1998 and 1997.

           -Consolidated Statement of Cash Flows for years ended
            September 30, 1998, 1997 and 1996.

           -Consolidated Statement of Shareholders' Equity for the three years ended September 30, 1998.

           -Notes to Consolidated Financial Statements.

           -Unaudited Pro Forma Combined Financial Information for the year ended September 30, 1998.

      (2)  Financial Statement Schedules:  None

      (3) Exhibits. See the Index to Exhibits that appears at the end of this document and which is incorporated herein. Exhibits
           10.14 to 10.34 are management compensation plans or arrangements.

  (b) Reports on Form 8-K. The Company filed the following reports on Form 8-K during the last quarter of the fiscal year:

      (i) Form 8-K filed August 6, 1998 announcing the divestiture of Beech-Nut Nutrition Corporation and announcing third quarter earnings.

      (ii) Form 8-K filed September 25, 1998 filing Pro Forma financial statements relating to the sale of Beech-Nut Nutrition Corporation.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Ralcorp Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     RALCORP HOLDINGS, INC.


                                     By:   /s/Joe R. Micheletto
                                         ------------------------------
                                           Joe R. Micheletto
                                           Chief Executive Officer
                                           and President

                                     December 23, 1998

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

      SIGNATURE                          TITLE                       DATE
      ---------                          -----                       ----

  /s/Joe R. Micheletto     Chief Executive Officer, President  December 23, 1998
-------------------------  and Director (Principal Executive
    Joe R. Micheletto      Officer and Principal Financial
                           Officer)

 /s/Thomas G. Granneman    Vice President and Controller       December 23, 1998
-------------------------  (Principal Accounting Officer)
   Thomas G. Granneman

 /s/William H. Danforth    Director                            December 23, 1998
-------------------------
   William H. Danforth

/s/William D. George, Jr.  Director                            December 23, 1998
-------------------------
  William D. George, Jr.

   /s/Jack W. Goodall      Director                            December 23, 1998
-------------------------
     Jack W. Goodall

   /s/David W. Kemper      Director                            December 23, 1998
-------------------------
     David W. Kemper

  /s/William P. Stiritz    Director                            December 23, 1998
-------------------------
    William P. Stiritz

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

                               RALCORP HOLDINGS, INC.

                             ANNUAL REPORT ON FORM 10-K
                        FOR THE YEAR ENDED SEPTEMBER 30, 1998

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

<F*>10.1(a)  Amendment dated October 16, 1998, to the Credit Agreement dated January 31, 1997 by and among the Company, the Lenders named therein and the First National Bank of Chicago as agent (Filed as Exhibit 99.(B)(2) to the Company's Schedule 13E-4 dated October 16,
             1998).

<F*>10.2     Reorganization Agreement dated as of January 31, 1997 by and among Ralcorp Holdings,
             Inc. New Ralcorp Holdings, Inc., Ralston Foods, Inc. Chex, Inc. and General Mills, Inc.
             (Filed as Exhibit 10.2 to the Company's Form 10-Q for the period ending December 31, 1997).

<F*>10.3     Tax Sharing Agreement dated as of January 31, 1997 between Ralcorp Holdings, Inc. and New
             Ralcorp Holdings, Inc. (Filed as Exhibit 10.5 to the Company's Form 10-Q for the period ending December 31, 1996).

<F*>10.4     Stock Purchase Agreement made as of July 29, 1998 by and among Milnot Holding Corporation,
             RH Financial Corporation and Ralcorp Holdings, Inc. (filed as Exhibit 99.2 to the
             Company's Form 8-K dated September 10, 1998).

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

<F*>10.7     Agreement and Plan of Merger dated as of August 13, 1996 by and among Ralcorp Holdings,
             Inc., General Mills, Inc. and General Mills Missouri, Inc. (Filed as Exhibit 2.6 to the
             Company's Form 10-Q for the period ending December 31, 1996).

<F*>10.8     Stock Purchase Agreement by and among Vail resorts, Inc., Ralston Foods, Inc. and Ralston
             Resorts, Inc. dated July 22, 1996 (Filed as Exhibit 10.10 to the Company's Registration
             Statement on Form 10, dated December 27, 1996).

<F*>10.9     Shareholder Agreement dated as of January 3, 1997 among Vail Resorts, Inc., Ralston Foods,
             Inc. and Apollo Ski Partners L.P. (Filed as Exhibit 10.9 to the Company's Form 10-Q for
             the period ending December 31, 1996).

<F*>10.10    Stock Purchase Agreement among Bremner, Inc. and all of the shareholders of the Wortz
             Company dated March 14, 1997 (Filed as exhibit 10.0 to the Company's Form 10-Q for the period ending March 31, 1997).



                                 INDEX TO EXHIBITS (CONTINUED)

EXHIBIT
NUMBER                               DESCRIPTION OF EXHIBIT
------                               ----------------------
<F*>10.11    Amendment to Agreement and Plan of Merger dated October 26, 1996 by and among Ralcorp
             Holdings, Inc., General Mills, Inc. and General Mills Missouri, Inc. (filed as Exhibit
             10.11 to the Company's Form 10-K for the period ending September 30, 1997).

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

<F*>10.14    Incentive Stock Plan (Filed as Exhibit 10.01 to the Company's Registration Statement on
             Form 10 dated December 27, 1997).

<F*>10.15    Form of 1997 Non-Qualified Stock Option Agreement (Filed as Exhibit 10.01 to Company's
             Form 10-Q for the period ending June 30, 1997).

<F*>10.16    Form of 1997 Non-Qualified Stock Option Agreement for Non-Management Directors (Filed as
             Exhibit 10.01 to Company's Form 10-Q for the period ending June 30, 1997).

<F*>10.17    Form of Management Continuity Agreement (Filed as Exhibit 10.3 to the Company's Form 10-Q
             for the period ending June 30, 1997).

<F*>10.18    Employment Agreement For J. R. Micheletto (Filed as Exhibit 10.4 to the Company's Form
             10-Q for the period ending June 30, 1997).

<F*>10.18(a) Amendment to Employment Agreement For J. R. Micheletto (Filed as Exhibit 10.18 to the
             Company's Form 10-K for the year ending September 30, 1997).

<F*>10.19    Employment Agreement For K. J. Hunt (Filed as Exhibit 10.5 to the Company's Form 10-Q for
             the period ending June 30, 1997).

<F*>10.20    Employment Agreement For R. W. Lockwood (Filed as Exhibit 10.6 to the Company's Form 10-Q
             for the period ending June 30, 1997).

<F*>10.21    Employment Agreement For J. A. Nichols (Filed as Exhibit 10.7 to the Company's Form 10-Q
             for the period ending June 30, 1997).

<F*>10.22    Employment Agreement For D. P. Skarie (Filed as Exhibit 10.8 to the Company's Form 10-Q
             for the period ending June 30, 1997).

10.23        Summary of Terms for 1998 Non-Qualified Stock Options.

<F*>10.24    Employment Agreement for R. D. Wilkinson (Filed as Exhibit 10.24 to the Company's Form
             10-K for the year ending September 30, 1997).

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

<F*>10.31    Executive Health Plan (Filed as Exhibit 10.11 to the Company's Registration Statement
             on Form 10 Dated December 27, 1996).

<F*>10.32    Executive Long Term Disability Plan (Filed as Exhibit 10.12 to the Company's
             Registration Statement on Form 10 dated December 27, 1996).

<F*>10.33    Supplemental Retirement Plan (Filed as Exhibit 10.14 to the Company's Registration
             Statement on Form 10 dated December 27, 1996).

<F*>10.34    Executive Savings Investment Plan (Filed as Exhibit 10.15 to the Company's
             Registration Statement on Form 10 dated December 27, 1996).



                            INDEX TO EXHIBITS (CONTINUED)

EXHIBIT
NUMBER                                  DESCRIPTION OF EXHIBIT
------                                  ----------------------
<F*>10.35    Form of Indemnification Agreement (Filed as Exhibit 10.13 to the Company's
             Registration Statement on Form 10 dated December 27, 1996).

13           Portion of the 1998 Annual Report to Shareholders

21           Subsidiaries of the Company

23(a)        Consent of PricewaterhouseCoopers LLP

23(b)        Consent of Arthur Andersen LLP

<F*>24       Power of Attorney (Included in Part II)

27           Financial Data Schedule

99.1         Opinion of Arthur Anderson LLP

---------
<F*> Incorporated by reference

                                       16