Form 10-Q
period 1998-12-31
RALCORP HOLDINGS INC /MO
filed 1999-02-11
CIK 1029506

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark  One)

(X)     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934  FOR  THE  QUARTERLY  PERIOD  ENDED  DECEMBER  31, 1998.

(  )     TRANSITION  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE  ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO ____________.

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

          Common  Stock                     Outstanding Shares at
      par value $.01 per share                February 10, 1999
                                                 31,140,949

                             RALCORP HOLDINGS, INC.

INDEX

PART  I.  FINANCIAL  INFORMATION                                           PAGE
                                                                           ----

     Consolidated  Statement  of  Earnings                                   1

     Condensed  Consolidated  Balance  Sheet                                 2

     Condensed  Consolidated  Statement  of Cash Flows                       3

     Notes to Condensed Consolidated Financial Statements                    4

     Unaudited  Pro  Forma  Combined  Financial Information                  6

     Unaudited Pro Forma Combined Statement of Earnings                      6

     Management's  Discussion  and  Analysis  of  Financial  Condition
     and  Results  of  Operations                                            7


PART  II.  OTHER  INFORMATION

     Other  Information                                                     13




























                                       (i)

                      RALCORP HOLDINGS, INC.
               CONSOLIDATED STATEMENT OF EARNINGS
           (Dollars in millions except per share data)

                                         Three Months Ended
                                            December 31,
                                        --------------------
                                          1998        1997
                                        --------    --------
Net Sales                               $ 154.9     $ 137.2
                                        --------    --------

Costs and Expenses
  Cost of products sold                   112.0        90.2
  Selling, general and administrative      22.3        23.6
  Advertising and promotion                 6.5        13.7
  Interest income, net                        -         (.1)
  Equity loss in Vail Resorts, Inc.         4.0         2.0
                                        --------    --------
                                          144.8       129.4
                                        --------    --------

Earnings before Income Taxes               10.1         7.8
Income Taxes                                3.8         3.0
                                        --------    --------

Net Earnings                            $   6.3     $   4.8
                                        ========    ========

Basic Earnings per Share                $   .20     $   .14
                                        ========    ========

Diluted Earnings per Share              $   .20     $   .14
                                        ========    ========

See Accompanying Notes to Condensed Consolidated Financial Statements.

                      RALCORP HOLDINGS, INC.
                   CONSOLIDATED BALANCE SHEET
                          (Condensed)
                      (Dollars in millions)

                                        Dec. 31,    Sept. 30,
                                          1998        1998
                                        --------    --------
ASSETS
Current Assets
  Cash and cash equivalents             $   1.5     $  12.3
  Receivables, net                         56.6        45.2
  Inventories -
    Raw materials and supplies             23.7        23.7
    Finished products                      32.8        37.8
  Prepaid expenses                          2.6         1.8
  Other current assets                      6.2         6.2
                                        --------    --------
    Total Current Assets                  123.4       127.0

Investment in Vail Resorts, Inc.           62.0        66.0

Intangible Assets, Net                     71.0        70.3

Property, Net                             151.9       150.2

Other Assets                                4.4         4.4
                                        --------    --------

                                        $ 412.7     $ 417.9
                                        ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable                      $  36.8     $  50.7
  Other current liabilities                28.3        30.7
                                        --------    --------
    Total Current Liabilities              65.1        81.4
                                        --------    --------

Long-Term Debt                             13.3           -
                                        --------    --------

Other Liabilities                          30.7        29.2
                                        --------    --------
Shareholders' Equity
  Common stock                               .3          .3
  Capital in excess of par value          110.1       110.1
  Retained earnings                       226.2       219.9
  Common stock in treasury, at cost       (33.0)      (23.0)
                                        --------    --------
    Total Shareholders' Equity            303.6       307.3
                                        --------    --------

                                        $ 412.7     $ 417.9
                                        ========    ========

See Accompanying Notes to Condensed Consolidated Financial Statements.


                      RALCORP HOLDINGS, INC.
               CONSOLIDATED STATEMENT OF CASH FLOWS
                          (Condensed)
                      (Dollars in millions)

                                                       Three Months Ended
                                                          December 31,
                                                       -------------------
                                                        1998        1997
                                                       -------     -------
Cash Flows from Operations
  Net Earnings                                         $  6.3      $  4.8
  Non-cash items included in net earnings                 9.6         6.6
  Changes in assets and liabilities, net of
   effects of acquisitions                              (23.5)      (10.9)
  Other, net                                              1.5          .6
                                                       -------     -------
    Net cash flow (used) provided by operations          (6.1)        1.1
                                                       -------     -------
Cash Flows from Investing Activities
  Business acquisitions, net of cash acquired            (2.7)       (4.2)
  Additions to property and intangible assets, net       (5.3)       (3.3)
  Other, net                                                -          .1
                                                       -------     -------
    Net cash used by investing activities                (8.0)       (7.4)
                                                       -------     -------
Cash Flows from Financing Activities
  Proceeds under credit agreement, net                   13.3          --
  Purchase of treasury stock                            (10.0)       (1.4)
                                                       -------     -------
    Net cash provided (used) by financing activities      3.3        (1.4)
                                                       -------     -------

Net Decrease in Cash and Cash Equivalents               (10.8)       (7.7)
Cash and Cash Equivalents, Beginning of Period           12.3         8.4
                                                       -------     -------

Cash and Cash Equivalents, End of Period               $  1.5      $   .7
                                                       =======     =======

See Accompanying Notes to Condensed Consolidated Financial Statements.

                             RALCORP HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                   (Dollars in millions, shares in thousands)

NOTE  1  -  PRESENTATION  OF  CONDENSED  FINANCIAL  STATEMENTS

The accompanying unaudited historical financial statements of the Company have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in connection with the financial statements and notes included in the Company's Annual Report to Shareholders for the year ended September 30, 1998.

NOTE  2  -  EQUITY  INTEREST  IN  VAIL  RESORTS,  INC.

On November 6, 1997, Vail announced a change in its fiscal year end from September 30 to July 31. As a result, the Company reports equity earnings on a two-month time lag. The Company's results for the quarter ended December 31, 1998 reflect the Company's equity portion of Vail's losses for the unprofitable ski months of August through October 1998. Because of the timing of the change in fiscal year end, the Company's results for the quarter ended December 31, 1997 include losses from Vail for only the month of October 1997.

NOTE  3  -  EARNINGS  PER  SHARE

Basic  and  diluted  earnings  per  share  were  calculated using the following:

                                     Three Months Ended
                                         December 31,
                                     ------------------
                                       1998        1997
                                     ------      ------
Net earnings                         $  6.3      $  4.8
                                     ======      ======
Weighted average shares for
  basic earnings per share           31,418      32,997
Dilutive effect of:
   Stock options                        268         268
   Deferred compensation awards         224          53
                                     ------      ------
Weighted average shares for
  diluted earnings per share         31,910      33,318
                                     ======      ======

NOTE  4  -  RECEIVABLES,  NET  consisted  of  the  following:

                                    Dec. 31,    Sept. 30,
                                      1998        1998
                                    --------    --------
Receivables                          $ 57.9      $ 46.4
Allowance for doubtful accounts        (1.3)       (1.2)
                                    --------    --------
                                     $ 56.6      $ 45.2
                                     =======     =======

NOTE  5  -  PROPERTY,  NET  consisted  of  the  following:

                                    Dec. 31,    Sept. 30,
                                      1998        1998
                                    --------    --------
Property at cost                    $ 255.8     $ 250.2
Accumulated depreciation             (103.9)     (100.0)
                                    --------    --------
                                    $ 151.9     $ 150.2
                                    ========    ========

NOTE  6  -  INTANGIBLE  ASSETS,  NET  consisted  of  the  following:

                                    Dec. 31,    Sept. 30,
                                      1998        1998
                                    --------    --------
Intangible assets at cost           $  76.8     $  74.8
Accumulated amortization               (5.8)       (4.5)
                                    --------    --------
                                    $  71.0     $  70.3
                                    ========    ========

NOTE  7  -  LONG-TERM  DEBT

As of December 31, 1998, the Company had $13.3 of outstanding long-term debt on its Consolidated Balance Sheet. The balance of this long-term debt was made available through the Company's bank credit agreements. Proceeds of this outstanding debt were used primarily to fund a purchase of treasury stock and first quarter estimated income tax payments. The Company was debt-free at September 30, 1998.

NOTE  8  -  COMMON  STOCK  IN  TREASURY

                                              Shares       Cost
                                              ------      ------
Common stock in treasury, September 30, 1998   1,300      $ 23.0
Purchase of treasury stock                       586        10.0
                                              ------      ------
Common stock in treasury, December 31, 1998    1,886      $ 33.0
                                              ======      ======

NOTE  9  -  SUBSEQUENT  EVENT

On February 11, 1999, the Company announced that it had reached a definitive agreement to purchase Martin Gillet & Co., Inc., a leading private label manufacturer of mayonnaise and pourable, shelf-stable salad dressings. Martin Gillet's general offices and a manufacturing plant are located in Baltimore, MD, with additional plants located in Kansas City, KS and Los Angeles, CA. Annual sales total approximately $70.

                             RALCORP HOLDINGS, INC.
               UNAUDITED PRO FORMA COMBINED FINANCIAL INFORMATION

The Unaudited Pro Forma Combined Statement of Earnings for the three months ended December 31, 1997 presents the combined results of Ralcorp's operations assuming the divestiture of Beech-Nut Nutrition Corporation was completed as of the beginning of that period. Please read the Notes to Unaudited Pro Forma Combined Statement of Earnaings that follow the Unaudited Pro Forma Combined Statement of Earnings for a discussion of adjustments made to the historical financial information in order to calculate the Ralcorp pro forma financial information. This pro forma financial information may not necessarily reflect the actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations.


                         RALCORP HOLDINGS, INC.
           UNAUDITED PRO FORMA COMBINED STATEMENT OF EARNINGS
                   (In millions except per share data)
                  Three Months Ended December 31, 1997


                               Historical   Beech-Nut   Pro Forma     Pro Forma
                                Ralcorp    Operations  Adjustments     Ralcorp
                               ------------------------------------------------
Net Sales                      $ 137.2    $   (31.0)                   $ 106.2
                               ------------------------------------------------

Costs and Expenses
 Cost of products sold            90.2         (16.0)                     74.2
 Selling, general and
    administrative                23.6          (5.9)    $    .3   (a)    18.0
 Advertising and promotion        13.7          (8.7)                      5.0
 Interest income, net              (.1)                      (.8)  (b)     (.9)
 Equity loss in
    Vail Resorts, Inc.             2.0                                     2.0
                               ------------------------------------------------
                                 129.4         (30.6)        (.5)         98.3
                               ------------------------------------------------

Earnings before Income Taxes       7.8           (.4)         .5           7.9
Income Taxes                       3.0           (.2)         .2   (c)     3.0
                               ------------------------------------------------

Net Earnings                   $   4.8        $  (.2)    $    .3       $   4.9
                               ===============================================

Basic Earnings per Share       $   .14                                 $   .15
                               ========                                ========
Diluted Earnings per Share     $   .14                                 $   .15
                               ========                                ========

Weighted Average Shares Outstanding
   Basic                          33.0                                 $  33.0
                               ========                                ========
   Diluted                        33.3                                 $  33.3
                               ========                                ========

Notes  to  Unaudited  Pro  Forma  Combined  Statement  of  Earnings.

(a) To reflect the fixed costs (i.e., information systems, general administrative and corporate overhead) included in the historical results of operations of Beech-Nut absorbed by Ralcorp with the sale of Beech-Nut.
(b) Interest income shown of $.8 million reflects residual interest earned on short term investments.
(c) To reflect the tax effect of the pro forma adjustments shown at an effective rate of 38%.

                             RALCORP HOLDINGS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
HIGHLIGHTS
For the quarter ended December 31, 1998, sales and net earnings were $154.9 million and $6.3 million compared to $137.2 million and $4.8 million for the comparative prior year period. These figures represent a 12.9 percent increase in sales and a nearly 31.3 percent improvement in net earnings.

On an earnings per share basis, the Company recorded basic and diluted earnings per share for the current year's first quarter of $.20 compared to last year's first quarter basic and diluted earnings per share of $.14.

The prior year's first quarter included the operating results of the Company's branded baby food business, the Beech-Nut Nutrition Corporation (Beech-Nut). The Unaudited Pro Forma Combined Financial Information included elsewhere in this document, reflects the pro forma results of operations of the Ralcorp businesses assuming the divestiture of Beech-Nut was completed as of October 1, 1997. The sale of Beech-Nut was actually completed on September 10, 1998. On a pro forma basis, operations for the quarter ended December 31, 1997 resulted in net earnings of $4.9 million, or $.15 per share (basic and diluted).

              NET SALES BY DIVISION

                            Three Months Ended
                               December 31,
                        -------------------------
                           1998           1997
                        ---------       ---------
Ralston Foods           $   73.0        $   66.4
Bremner                     44.5            39.8
Beech-Nut                      -            31.0
                        ---------       ---------
  Consumer Foods           117.5           137.2
                        ---------       ---------
Snack Nuts                  37.4               -
                        ---------       ---------
  Total Net Sales       $  154.9        $  137.2
                        =========       =========

DISCUSSION  OF  BUSINESSES

With the fiscal 1998 acquisitions of snack nut companies, Flavor House, Inc. and Nutcracker Brands, Inc., the Company reports its results in two operating segments - Consumer Foods and Snack Nuts - while maintaining an equity interest in Vail Resorts, Inc.

CONSUMER  FOODS

On a historical basis, sales in the Consumer Foods segment were down $19.7 million for the current year quarter, as the prior year comparative period included $31.0 million in sales from the now divested Beech-Nut operation. On a comparison of current quarter sales to prior year quarter sales, excluding the benefit of Beech-Nut, segment sales improved $11.3 million. This significant sales dollar increase can be attributed to higher sales from both the Company's cereal and cracker and cookie operations. Ralcorp's cereal business recorded improved sales over the prior year's first quarter on the strength of significant volume gains from its hot cereal business, increased volume requirements of certain co-packing arrangements and a slightly improved product mix. In a comparison of the current year quarter to the prior year quarter, the Company's ready-to-eat cereal volume declined only 1.2 percent, significantly below the level of volume declines experienced in the overall domestic ready-to-eat cereal category. For the same comparative periods, the Company's hot cereal volume rose 30 percent, outpacing a category with grocery channel volume declines of nearly 7 percent. The 11.8 percent sales revenue gain recorded by Ralcorp's cracker and cookie business, when comparing current and prior year's first quarters, reflects the benefit in the current year from a full quarter of Sugar Kake Cookie Inc. sales. Sugar Kake, a primarily private label cookie operation, was acquired in August 1998.

Consumer Foods operating profit for the quarter ended December 31, 1998, was $13.0 million, a 21.5 percent improvement over the prior year's first quarter, which included $.4 million of operating profit from the Company's former branded baby food business. In the current year's first quarter, Ralston Foods, the Company's store brand cereals division, recorded operating profit improvement on volume increases in hot cereal and co-packing activity. Also contributing to improved operating profit at the Company's cereal division were favorable production yields and aggressive cost containment. Bremner made year-over-year operating profit gains on the addition of its Sugar Kake cookie operation, which was not in prior year results, while the pre-existing Bremner operation improved on a continued shift in cracker product mix to higher margin offerings. In addition, the further integration of the Wortz Company continues to provide Bremner with enhanced yield and production efficiencies.

It is important to note that certain aspects of the Company's Consumer Foods' businesses, particularly within the cereal operation, are seasonal in nature.

SNACK  NUTS

The Company's Snack Nuts segment recorded sales and operating profit in the current year's first fiscal quarter of $37.4 million and $3.7 million, respectively. There are no prior year comparisons, as the Company first began operating in the snack nut category in April 1998, with the acquisition of Flavor House, Inc.

Operations in the Snack Nuts segment are somewhat seasonal, with a higher percentage of sales and operating profits expected to be recorded in the first fiscal quarter.

EQUITY  INTEREST  IN  VAIL  RESORTS,  INC.

Upon the sale of Ralcorp's resort operations to Vail Resorts, Inc., Ralcorp retained an equity ownership interest in Vail, which was approximately 21.9 percent as of December 31, 1998. For the first fiscal quarter ended December 31, 1998, the Company's equity stake in Vail Resorts resulted in a non-cash, pre-tax loss of $4.0 million. Through the first quarter ended December 31, 1997, the Company recorded a non-cash, pre-tax equity loss of $2.0 million. Due to the timing of a fiscal year end change at Vail, the prior year equity loss represents the Company's portion of Vail's operating results for only the month of October 1997. The current year quarter equity loss is based on a full quarter of results involving the historically unprofitable ski months of August through October.

RESULTS  OF  OPERATIONS

Cost of products sold as a percentage of sales for the quarters ended December 31, 1998 and 1997 were 72.3% and 65.7%, respectively. This increase can be attributed to the current year effect of the snack nuts business, which is a very commodity-driven business with higher cost of sales. The snack nuts business basically replaced the now divested branded baby food business, which had historically lower cost of sales. Selling, general and administrative expense as a percent of sales decreased to 14.4% in the first quarter of the current year compared to 17.2% in the prior period. Factors affecting this decrease again include the replacement of Beech-Nut, which had a significantly higher cost structure, with the snack nuts business. In addition, both the cereal and cracker and cookie operations have been able to keep costs basically flat on higher sales revenue. Advertising and promotion expenses decreased to 4.2% of sales from 10.0% in the prior year period reflecting the elimination of the advertising and promotion expenses associated with the branded baby food business. As a predominantly store brand company the level of advertising and promotional support is significantly reduced. Income taxes were 38.0% of earnings before income taxes in the current quarter compared to 39.0% in the year ago period, indicating a year-over-year change in effective state income tax rates.

FINANCIAL  CONDITION

The Company's primary source of liquidity is cash flow provided from operations. For the quarter ended December 31, 1998 the operations of the businesses used net cash in the amount of $6.1 million compared to providing net cash of $1.1 million for the three months ended December 31, 1997. This decline is primarily due to a significant increase in trade accounts receivable caused by increased customer sales and information systems conversions. The conversion of primary accounts receivable and invoicing systems caused delayed invoices and customer payments during the period. These delays had been rectified by the end of the current year's first quarter and the level of outstanding receivables had improved. In addition, there was a significant reduction in the current year's first quarter of accounts payable to levels consistent with other interim periods. Net working capital, excluding cash and cash equivalents, was $56.8 million at December 31, 1998 compared to $33.3 million at September 30, 1998.

As reflected on the accompanying Consolidated Statement of Cash Flows, during the first fiscal quarter of 1999 the Company paid $2.7 million on business acquisitions. This amount represents the Company's purchase of the land and building associated with the Nutcracker Brands snack nut operation. Property and intangible asset additions were $5.3 million for the current year's first quarter compared to $3.3 million in the prior year quarter. During the first quarter of fiscal 1999 the Company repurchased $10.0 million of its Common Stock compared to $1.4 million in the comparative prior year quarter. The Company's current year repurchase activity reflects the results of the Company's Dutch Auction self-tender offer completed in November 1998. As reflected on the Consolidated Balance Sheet, the Company had $13.3 million of outstanding debt. The balance of this debt was made available through Ralcorp's bank credit agreements. Proceeds of this outstanding debt were used primarily to fund the cash requirements of the Dutch Auction and first quarter estimated income tax payments. The Company was debt-free at September 30, 1998.

During the quarter ended December 31, 1998, the Company's Board of Directors approved an authorization to buy back up to two million shares of the Company's Common Stock from time to time as management determines. As of February 10, 1999, the Company had not completed any stock repurchases pursuant to such authorization. As referred to earlier, however, the Company did conduct a Dutch Auction self-tender offer, through which 586,368 shares were repurchased.

OUTLOOK

The first fiscal quarter of 1999 marked Ralcorp's first full quarter as a predominantly private label, or store brand, operation. The Company's management firmly believes that the opportunities in the private label and value brand areas are favorable for future growth and prosperity. The results for the quarter ended December 31, 1998, as mentioned, the first without any branded operations, were encouraging.

Ralcorp does, however, continue to operate in some intensely competitive food categories. It is because of this level of competition that it is important to the Company's outlook to continue to diversify and strengthen its business mix. Significant steps have been taken to reshape the Company and lessen its reliance on any one area of its business. Management anticipates that it will continue to improve its business mix both through internal sales and profit growth, as well as through key strategic acquisitions or alliances.

In few other food categories is the level of competition for the consumer dollar as intense as in the ready-to-eat cereal category. Competition comes from large branded box cereal manufacturers, branded bagged cereal producers and other private label cereal providers. In addition, the category has failed to record any meaningful growth in recent history, which has added to the competitive nature. When the competition focuses on price, the environment for a private label producer becomes even more challenging. Ralston Foods must continue to maintain an effective price gap between its private label cereal products and those of branded cereal producers. Aggressive cost containment will remain an important focus of the entire organization to ensure price gaps can be maintained. Finally, the cereal division hopes to continue to diversify its internal business mix. The first quarter of fiscal 1999 results reflect some of this mix change as the hot cereal business and co-packing initiatives were significant contributors to operations.

The Company's Bremner cracker and cookie subsidiary also conducts business in a very competitive category. Major branded competitors aggressively market and promote their branded offerings and many smaller, regional category participants provide additional competitive pressures. Despite this environment, the Company's cracker and cookie business remains strong. Further integration of recent acquisitions should aid the subsidiary's outlook. Bremner continues to realize improved operating efficiencies on the cracker side of the business and the addition of Sugar Kake provides the Company a quality, low cost producer, as well as critical mass on the cookie side of the operation. Just as it has been key to Bremner's operating results to date, continuing to focus on cost containment, the production of quality alternatives to branded products and an emphasis on shifting its product mix to higher margin products, will be key to its future.

The first full quarter of operations for the combined Nutcracker and Flavor House snack nut operation was successful. The snack nut business is very seasonal, however, and the Company expects that its first fiscal quarter, which encompasses the holiday season, will result in a significant portion of the year's revenues and profits. Therefore, the financial outlook for this business for the remainder of fiscal 1999 is to continue to post quarterly profits, but not to the level experienced during the quarter ended December 31, 1998. From an operational perspective, the Company's snack nut business will continue to focus on fully leveraging its combined strengths, growing its customer base and maintaining the quality of its products.

As referenced earlier, Ralcorp management realizes that in addition to improved operations, effective cost containment and enhanced efficiencies, a key growth opportunity may exist through strategic acquisitions. Management intends to explore, where appropriate, those acquisition opportunities that strategically fit with the Company's intentions of being the premier provider of private label, or value-oriented, food products. Ralcorp's low level of outstanding debt should provide the Company greater flexibility to act upon any such opportunities.

RALCORP  LIQUIDITY

To meet its on-going working capital needs Ralcorp has in place a $100 million working capital credit facility. The proceeds of the facility may be used to fund Ralcorp's working capital needs, capital expenditures, and other general corporate purposes. Provisions of the $100 million credit facility require Ralcorp to maintain certain financial ratios and a minimum level of shareholders' equity.

Management believes that Ralcorp will be able to generate positive operating cash flows through its mix of businesses and expects that future liquidity requirements will be met through a combination of existing cash balances, operating cash flow and, as necessary, use of borrowings available under its working capital credit facility.

INFORMATION  SYSTEMS  DEVELOPMENTS  AND  YEAR  2000  ISSUES

The Company uses computer hardware and software in various aspects of its business, including production, distribution and administration, which will require modification or replacement in order to interpret the Year 2000 appropriately. The Company is in the process of implementing a plan to identify and correct all affected hardware and software. As part of this plan, the Company monitors and tests the implementation of needed corrections.

The Company's on-going information technology strategy includes the elimination of mainframe computer systems and the migration to a server environment in order to reduce costs and improve functionality. A key component to the execution of this strategy is currently in progress as the Company is replacing, upgrading or enhancing primary systems and technology necessary to manage the business. The Company's current accounting policy is to capitalize the related external costs and amortize them over a period not to exceed five years. The Company's replacement of primary systems is now substantially complete and the resulting information systems hierarchy is substantially Year 2000 ready. The initial assessment of all other systems hardware and software, including processors within production and other equipment, is complete and remediation is progressing on schedule. The Company anticipates that modifications and replacements to these systems and equipment will be substantially complete by June 30, 1999. Testing of these changes is taking place as soon as they are completed. The Company expects all testing should be completed by the end of fiscal 1999.

Based upon current expectations, management anticipates that the incremental costs to the Company to modify or replace its systems in order to remediate the Year 2000 issue should not exceed $1 million, most of which will be expended in fiscal 1999. Such costs do not include normal system upgrades and replacements.

The Company has implemented a program of contacting significant customers, critical suppliers and other outside parties to determine the extent to which the Company's systems and operations are vulnerable to any failures by these outside parties to satisfactorily address their Year 2000 issues. In the event that any of the Company's significant customers, critical suppliers or outside parties do not successfully and timely achieve Year 2000 readiness, and the Company is unable to replace them with new customers or alternate suppliers, the Company's business or operations could be adversely affected.

While the Company expects to identify and resolve its Year 2000 issues, if modifications and replacements are not made on a timely basis there can be no absolute assurance that there will not be a material adverse effect on the Company. In addition, if critical third parties fail to convert their systems in a timely manner and in a way that is compatible with the Company's systems, such failures would result in an interruption of critical service to the Company resulting in a number of operational inconveniences and inefficiencies for the Company and its customers.

The Company is in the process of developing contingency plans to be implemented in the event of untimely or incomplete remediation of both internal and third party Year 2000 issues. Such contingency plans are being designed to mitigate any Year 2000 failures encountered, but there can be no absolute assurance that these plans, even if successful, will totally mitigate all Year 2000 related failures.

The discussion of the Company's efforts, and management's expectations, relating to Year 2000 readiness are forward-looking statements. The Company's ability to achieve Year 2000 readiness and the level of incremental costs associated therewith, could be adversely impacted by, among other things, the availability of testing resources, vendors ability to modify proprietary software, and unanticipated problems identified in the ongoing compliance review.

CAUTIONARY  STATEMENT  ON  FORWARD-LOOKING  STATEMENTS

Forward-looking statements, within the meaning of Section 21E of the Exchange Act are made throughout this document and include information under the section titled "Financial Review," and are preceded by, followed by or include the words "believes," "expects," "anticipates" or similar expressions elsewhere in this document. The Company's results of operations and liquidity status may differ materially from those in the forward-looking statements. Such statements are based on management's current views and assumptions, and involve risks and uncertainties that could affect expected results. For example, any of the following factors cumulatively or individually may impact expected results:

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

(iii) Significant increases in the cost of certain raw materials used in the Company's products, to the extent not reflected in the price of the Company's products, could adversely impact the Company's results. For example, the cost of wheat and various nuts can change significantly;

(iv) In light of its significant ownership in Vail Resorts, Inc., the Company's non-cash earnings can be adversely affected by Vail's unfavorable performance;

(v) The Company is currently generating profit from certain co-packing contract arrangements with other manufacturers within its competitive categories. The termination or expiration of these contracts, and the inability of the Company to replace this level of business could negatively effect the Company's operating results;

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

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.

On January 28, 1999, the Registrant held its Annual Meeting of Shareholders at which the following Director was elected Director of the Registrant, for a term of three years expiring at the Annual Meeting of Shareholders to be held in 2002, or when his successor is elected:

                                          Abstentions/
                          Votes  For     Votes  Against     Broker  Nonvotes
                          ----------     --------------     ----------------
     David  W.  Kemper    27,510,535         298,170               N/A

Item  5.  Other  Information.

On February 11, 1999 the Registrant announced that it reached a definitive agreement to purchase Martin Gillet & Co., Inc., a leading private label manufacturer of mayonnaise and pourable, shelf-stable salad dressing. Annual sales for Martin Gillet total approximately $70 million. The transaction is expected to be completed within forty-five days. Terms of the transaction were not disclosed.

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