Form 10-Q
period 1999-03-31
RALCORP HOLDINGS INC /MO
filed 1999-05-14
CIK 1029506

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark  One)

(X)     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934  FOR  THE  QUARTERLY  PERIOD  ENDED  MARCH  31,  1999.

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

            Common Stock                    Outstanding Shares at
        par value $.01 per share                  May 14, 1999
                                                   31,140,949

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

     Notes  to  Condensed  Consolidated  Financial  Statements            4

     Unaudited  Pro  Forma  Combined  Financial  Information              6

     Unaudited  Pro  Forma  Combined  Statement  of  Earnings             6

     Management's  Discussion  and  Analysis  of  Financial  Condition
     and  Results  of  Operations                                         7


PART  II.  OTHER  INFORMATION

     Other  Information                                                  14







                                       (i)



                           RALCORP HOLDINGS, INC.
                     CONSOLIDATED STATEMENT OF EARNINGS
                 (Dollars in millions except per share data)

                                        Three Months Ended     Six Months Ended
                                            March 31,             March 31,
                                        ------------------    ------------------
                                          1999      1998        1999      1998
                                        --------  --------    --------  --------

Net Sales                               $ 150.3   $ 147.1     $ 305.2   $ 284.3
                                        --------  --------    --------  --------
Costs and Expenses
  Cost of products sold                   108.6      92.9       220.6     183.1
  Selling, general and administrative      21.1      25.7        43.4      49.3
  Advertising and promotion                 6.8      17.4        13.3      31.1
  Interest expense (income), net             .3         -          .3       (.1)
  Equity earnings in Vail Resorts, Inc.    (4.1)     (6.2)        (.1)     (4.2)
                                        --------  --------    --------  --------
                                          132.7     129.8       277.5     259.2
                                        --------  --------    --------  --------
Earnings before Income Taxes               17.6      17.3        27.7      25.1
Income Taxes                                6.7       6.8        10.5       9.8
                                        --------  --------    --------  --------

Net Earnings                             $ 10.9    $ 10.5      $ 17.2    $ 15.3
                                        ========  ========    ========  ========

Basic Earnings per Share                 $  .35    $  .32      $  .55    $  .46
                                        ========  ========    ========  ========

Diluted Earnings per Share               $  .34    $  .32      $  .54    $  .46
                                        ========  ========    ========  ========

See accompanying Notes to Condensed Consolidated Financial Statements.



                          RALCORP HOLDINGS, INC.
                        CONSOLIDATED BALANCE SHEET
                               (Condensed)
                          (Dollars in millions)

                                         March 31,   Sept. 30,
                                           1999        1998
                                         ---------   ---------
ASSETS
Current Assets
  Cash and cash equivalents               $   3.6     $  12.3
  Receivables, net                           57.1        45.2
  Inventories -
   Raw materials and supplies                28.9        23.7
   Finished products                         35.0        37.8
  Prepaid expenses                            3.8         1.8
  Other current assets                        6.2         6.2
                                         ---------   ---------
    Total Current Assets                    134.6       127.0

Investment in Vail Resorts, Inc.             66.1        66.0

Intangible Assets, Net                      104.4        70.3

Property, Net                               161.8       150.2

Deferred Income Taxes                          .6         3.1

Other Assets                                  1.2         1.3
                                         ---------   ---------
                                          $ 468.7     $ 417.9
                                         =========   =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable                        $  39.0     $  50.7
  Other current liabilities                  31.6        30.7
                                         ---------   ---------
    Total Current Liabilities                70.6        81.4
                                         ---------   ---------
Long-term Debt                               53.4           -
                                         ---------   ---------
Other Liabilities                            30.0        29.2
                                         ---------   ---------
Shareholders' Equity
  Common stock                                 .3          .3
  Capital in excess of par value            110.0       110.1
  Retained earnings                         237.1       219.9
  Common stock in treasury, at cost         (32.7)      (23.0)
                                         ---------   ---------
    Total Shareholders' Equity              314.7       307.3
                                         ---------   ---------
                                          $ 468.7     $ 417.9
                                         =========   =========

See accompanying Notes to Condensed Consolidated Financial Statements.


                            RALCORP HOLDINGS, INC.
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (Condensed)
                            (Dollars in millions)

                                                         Six Months Ended
                                                             March 31,
                                                        -------------------
                                                          1999       1998
                                                        --------   --------
Cash Flows from Operations
  Net earnings                                          $  17.2    $  15.3
  Non-cash items included in net earnings                  13.3        7.1
  Changes in assets and liabilities, net of
   effects of acquisitions                                (20.3)        .2
  Other, net                                                1.1         .6
                                                        --------   --------
    Net cash flow provided by operations                   11.3       23.2
                                                        --------   --------

Cash Flows from Investing Activities
  Business acquisitions, net of cash acquired             (53.2)      (4.2)
  Additions to property and intangible assets, net        (10.5)      (7.7)
  Proceeds from sale of property                             .1          -
  Other, net                                                  -       (1.3)
                                                        --------   --------
    Net cash used by investing activities                 (63.6)     (13.2)
                                                        --------   --------

Cash Flows from Financing Activities
  Proceeds under credit agreement, net                     53.4          -
  Purchase of treasury stock                              (10.0)      (5.8)
  Proceeds from the exercise of stock options                .2          -
                                                        --------   --------
    Net cash provided (used) by financing activities       43.6       (5.8)
                                                        --------   --------

Net (Decrease) Increase in Cash and Cash Equivalents       (8.7)       4.2
Cash and Cash Equivalents, Beginning of Period             12.3        8.4
                                                        --------   --------

Cash and Cash Equivalents, End of Period                $   3.6    $  12.6
                                                        ========   ========

See accompanying Notes to Condensed Consolidated Financial Statements.

                            RALCORP  HOLDINGS,  INC.
            NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
                                MARCH  31,  1999
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

NOTE  2  -  ACQUISITIONS

On March 4, 1999, the Company completed the purchase of Martin Gillet & Co., Inc., a leading private label manufacturer of mayonnaise and pourable, shelf-stable salad dressings. Martin Gillet's general offices and a manufacturing plant are located in Baltimore, MD, with additional plants located in Kansas City, KS and Los Angeles, CA. Annual sales total approximately $70 and are comprised of both retail and foodservice accounts.

On March 24, 1999, the Company purchased Southern Roasted Nuts of Georgia, Inc., a private label and value brand snack nut operation located in Fitzgerald, GA. Annual sales for Southern Roasted are approximately $30.

Both of the above acquisitions were accounted for using the purchase method of accounting, whereby the results of operations are included in the consolidated statement of earnings from the date of acquisition.

NOTE  3  -  EQUITY  INTEREST  IN  VAIL  RESORTS,  INC.

On November 6, 1997, Vail announced a change in its fiscal year end from September 30 to July 31. As a result, the Company reports equity earnings on a two-month time lag. The Company's results for the six months ended March 31, 1999 reflect the Company's equity portion of Vail's earnings for the six months ended January 31, 1999. Because of the timing of the change in fiscal year end, the Company's results for the six months ended March 31, 1998 include earnings from Vail for only the four months ended January 1998.

NOTE  4  -  EARNINGS  PER  SHARE

Basic  and  diluted  earnings  per  share  were  calculated using the following:

                                      Three Months Ended      Six Months Ended
                                           March 31,              March 31,
                                      -------------------    -------------------
                                        1999       1998        1999       1998
                                      --------   --------    --------   --------
Net earnings                           $ 10.9     $ 10.5      $ 17.2     $ 15.3
                                      ========   ========    ========   ========
Weighted average shares for
 basic earnings per share              31,133     32,827      31,276     32,912
Dilutive effect of:
  Stock options                           385        262         327        265
  Deferred compensation awards            284        111         254         82
                                      --------   --------    --------   --------
Weighted average shares for
 diluted earnings per share            31,802     33,200      31,857     33,259
                                      ========   ========    ========   ========

NOTE  5  -  RECEIVABLES,  NET  consisted  of  the  following:

                                      Mar. 31,   Sep. 30,
                                        1999       1998
                                      --------   --------
Receivables                           $  58.6    $  46.4
Allowance for doubtful accounts          (1.5)      (1.2)
                                      --------   --------
                                      $  57.1    $  45.2
                                      ========   ========

NOTE  6  -  INTANGIBLE  ASSETS,  NET  consisted  of  the  following:

                                      Mar. 31,   Sep. 30,
                                        1999       1998
                                      --------   --------
Intangible assets at cost             $ 111.7    $  74.8
Accumulated amortization                 (7.3)      (4.5)
                                      --------   --------
                                      $ 104.4    $  70.3
                                      ========   ========

NOTE  7  -  PROPERTY,  NET  consisted  of  the  following:

                                      Mar. 31,   Sep. 30,
                                        1999       1998
                                      --------   --------
Property at cost                      $ 268.6    $ 250.2
Accumulated depreciation               (106.8)    (100.0)
                                      --------   --------
                                      $ 161.8    $ 150.2
                                      ========   ========

NOTE  8  -  LONG-TERM  DEBT

As of March 31, 1999, the Company had $53.4 of outstanding long-term debt on its Consolidated Balance Sheet. The balance of this long-term debt was made available through the Company's bank credit agreements. Proceeds of this outstanding debt were used primarily to fund acquisitions and second quarter estimated income tax payments. The Company was debt-free at September 30, 1998.

NOTE  9  -  COMMON  STOCK  IN  TREASURY

                                                  Shares     Cost
                                                 --------  --------
Common stock in treasury, September 30, 1998       1,300    $ 23.0
Purchase of treasury stock                           586      10.0
Activity under stock plans                           (16)      (.3)
                                                 --------  --------
Common stock in treasury, March 31, 1999           1,870    $ 32.7
                                                 ========  ========

                            RALCORP  HOLDINGS,  INC.
             UNAUDITED  PRO  FORMA  COMBINED  FINANCIAL  INFORMATION

The Unaudited Pro Forma Combined Statement of Earnings for the six months ended March 31, 1998 presents the combined results of Ralcorp's operations assuming the divestiture of Beech-Nut Nutrition Corporation was completed as of the beginning of that period. Please read the Notes to Unaudited Pro Forma Combined Statement of Earnings that follow the Unaudited Pro Forma Combined Statement of Earnings for a discussion of adjustments made to the historical financial information in order to calculate the Ralcorp pro forma financial information. This pro forma financial information may not necessarily reflect the actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations.

                            RALCORP HOLDINGS, INC.
               UNAUDITED PRO FORMA COMBINED STATEMENT OF EARNINGS
                      (In millions except per share data)
                        Six Months Ended March 31, 1998

                                     Historical  Beech-Nut  Pro Forma  Pro Forma
                                       Ralcorp  Operations Adjustments  Ralcorp
                                     -------------------------------------------
Net Sales                             $  284.3   $  (65.2)  $   -      $  219.1
                                      ---------  ---------  ---------  ---------
Costs and Expenses
  Cost of products sold                  183.1      (33.0)                150.1
  Selling, general and administrative     49.3      (11.8)     .5 (a)      38.0
  Advertising and promotion               31.1      (19.5)                 11.6
  Interest income, net                     (.1)              (1.7)(b)      (1.8)
  Equity earnings in Vail Resorts, Inc.   (4.2)                            (4.2)
                                      ---------  ---------  ---------  ---------
                                         259.2      (64.3)   (1.2)        193.7
                                      ---------  ---------  ---------  ---------
Earnings before Income Taxes              25.1        (.9)    1.2          25.4
Income Taxes                               9.8        (.3)     .4 (c)       9.9
                                      ---------  ---------  ---------  ---------
Net Earnings                          $   15.3   $    (.6)  $  .8      $   15.5
                                      =========  =========  =========  =========
Basic Earnings per Share              $    .46                         $    .47
                                      =========                        =========
Diluted Earnings per Share            $    .46                         $    .47
                                      =========                        =========
Weighted Average Shares Outstanding -
  Basic                                   32.9                             32.9
  Diluted                                 33.3                             33.3

Notes  to  Unaudited  Pro  Forma  Combined  Statement  of  Earnings

(a) To reflect the fixed costs (i.e., information systems, general administrative and corporate overhead) included in the historical results of operations of Beech-Nut absorbed by Ralcorp with the sale of Beech-Nut.
(b)  To  reflect  residual  interest  earned  on  short  term  investments.
(c) To reflect the tax effect of the pro forma adjustments shown at an effective rate of 38%.

                             RALCORP HOLDINGS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

HIGHLIGHTS

Net sales and net earnings for the second quarter ended March 31, 1999 were $150.3 million and $10.9 million, respectively, compared to net sales and earnings for the same quarter last year of $147.1 million and $10.5 million, respectively. These figures represent a 2.2 percent increase in net sales and a
3.8 percent increase in net earnings. Basic and diluted earnings per share for the current year's second quarter were $.35 and $.34, respectively, compared to $.32 (basic and diluted) for last year's second quarter.

On a comparison of results for the six-month period ended March 31, 1999 to results for the same period of the prior year, net sales were $305.2 million and $284.3 million, respectively, an improvement of $20.9 million or 7.4 percent. Net earnings for the current year's first six months improved 12.4 percent to $17.2 million, or $.55 per basic share and $.54 per diluted share, compared to prior year net earnings of $15.3 million, or $.46 per share (basic and diluted).

The decline in equity earnings from the Company's investment in Vail Resorts, Inc. negatively affected its results for the current year quarter and six-month periods. For the quarter ended March 31, 1999, the Company recorded $4.1 million in pre-tax equity earnings, a 34 percent decline from the $6.2 million in pre-tax equity earnings recorded in the same prior year period. In a comparison of six-month periods, the Company recorded $.1 million of pre-tax equity earnings in the current year versus $4.2 million in the prior year. Exclusive of the results from the Company's equity interest in Vail Resorts for all periods, net earnings from Ralcorp's foods businesses improved significantly. For the quarter ended March 31, 1999 net earnings for the foods businesses were $8.4 million compared to $6.8 million for the same prior year period, or an improvement of 23.5 percent. For the six months ended March 31, 1999, net earnings for the foods businesses were $17.1 million compared to $12.75 million for the same fiscal 1998 period, an improvement of 34 percent. These year-over-year earnings improvements can be attributed to organic growth within the Company's Consumer Foods segment, as well as to favorable results of its acquired entities compared to prior year results of the now divested baby food business.

The prior year's second quarter and six months ended March 31, 1998 included the operating results of the Company's branded baby food business, the Beech-Nut
Nutrition Corporation (Beech-Nut). The Unaudited Pro Forma Combined Financial Information included elsewhere in this document, reflects the pro forma results of operations of the Ralcorp businesses assuming the divestiture of Beech-Nut was completed as of October 1, 1997. The sale of Beech-Nut was actually completed on September 10, 1998.

                             NET SALES BY DIVISION

                     Three Months Ended     Six Months Ended
                          March 31,             March 31,
                     ------------------    ------------------
                       1999      1998        1999      1998
                     --------  --------    --------  --------
Ralston Foods        $   77.3  $   73.8    $  150.3  $  140.2
Bremner                  43.8      39.1        88.3      78.9
Beech-Nut                   -      34.2           -      65.2
                     --------  --------    --------  --------
  Consumer Foods     $  121.1  $  147.1    $  238.6  $  284.3
                     --------  --------    --------  --------
Snack Nuts               23.7         -        61.1         -
Martin Gillet             5.5         -         5.5         -
                     --------  --------    --------  --------
                     $  150.3  $  147.1    $  305.2  $  284.3
                     ========  ========    ========  ========

DISCUSSION  OF  BUSINESSES

The Company's Consumer Foods operating segment is comprised of ready-to-eat and hot cereals, through its Ralston Foods division, and crackers and cookies, through its Bremner subsidiary. The Snack Nuts operating segment includes operations of Flavor House, Inc. and Nutcracker Brands, Inc., both acquired in fiscal 1998, and Southern Roasted Nuts of Georgia, Inc., which was acquired on March 24, 1999. On March 4, 1999 the Company acquired the mayonnaise and shelf-stable salad dressings business of Martin Gillet & Co., Inc., which comprises the Company's third operating segment. Lastly, the Company maintains an equity interest in Vail Resorts, Inc.

CONSUMER  FOODS

Actual Consumer Foods sales were down $26.0 million for the quarter and $45.7 million for the six months, as the prior year periods include the sales of the now divested branded baby food business, Beech-Nut. On a comparison of current year quarter sales to prior year quarter sales, excluding the benefit of the branded baby food business, sales improved $8.2 million. Comparing sales of the first six months of the current fiscal year to the same prior year period, again excluding Beech-Nut, sales rose $19.5 million. Sales from the Company's cereal business improved 4.7 percent when comparing second quarter results for fiscal years 1999 and 1998. Key attributes of the business driving this sales growth were volume improvements in ready-to-eat and hot cereals and an improved product mix. On a comparison of current year second quarter volume to the same period of the prior year, store brand ready-to-eat cereal volume improved 3.5 percent, outpacing a domestic cereal category that was relatively flat. For the same comparative periods, the Company's hot cereal volume rose nearly 23 percent, continuing the impressive growth realized in the Company's first fiscal quarter. Volume comparisons for the current and prior year six-month periods also reflected year-over-year improvement. Ready-to-eat cereal volume improved 1.3 percent, reversing the 1.2 percent volume decline recorded in the first fiscal quarter of 1999, while hot cereal volume grew 26.6 percent.

Sales revenue increases were also achieved in both current year periods by the Bremner cracker and cookie operation. Both the quarter and six-month periods of the current fiscal year benefited from the addition of sales revenue from Sugar Kake Cookie Inc. Sugar Kake, a primarily private label cookie operation, was acquired in August 1998. Volumes for the pre-existing cracker and cookie operation (excluding Sugar Kake) increased nearly 1 percent in the current year's second quarter compared to the same prior year quarter, with continued volume improvement in the higher margin specialty crackers driving much of this growth. In a comparison of six-month periods, cracker and cookie volume, again excluding the Sugar Kake acquisition, declined 1.5 percent driven primarily by a strategic product mix shift to less volume in lower margin saltine and graham crackers.

From an operating results perspective, Ralcorp's Consumer Foods segment recorded an operating profit of $14.3 million for the current quarter and $27.3 million for the six months ended March 31, 1999. This compares to operating profit of $13.3 million for the quarter ended March 31, 1998, including $.5 million from the now divested branded baby food business, and $24.0 million for the six months ended March 31, 1998, including $.9 million from Beech-Nut. Ralston Foods recorded operating profit improvement in the quarter on the strength of ready-to-eat and hot cereal volume growth and a favorable product mix. For the year to date period ended March 31, 1999, the Company's cereal division benefited primarily from hot cereal and co-packing volume gains, a product mix improvement and favorable raw material costs, while maintaining a significantly lower cost base. Bremner operating profit improved considerably in both the quarter and six months due to the addition of Sugar Kake in current year operations. In addition, the pre-existing Bremner operation had slightly improved volumes in the quarter, and continued to benefit from a strategic product mix shift to higher margin products.

SNACK  NUTS

The Company's snack nuts business, which consists of Nutcracker Brands, Inc., Flavor House Products, Inc. and, as of March 24, 1999, Southern Roasted Nuts of Georgia, Inc., recorded net sales and operating profit for the quarter ended March 31, 1999 of $23.7 million and $1.1 million, respectively. Net sales for the six months ended March 31, 1999 were $61.1 million with a corresponding operating profit of $4.8 million. There are no prior year comparisons, as the Company first began operating in the snack nut category in April 1998, with the acquisition of Flavor House.

As  noted  above,  the  Company  acquired Southern Roasted Nuts of Georgia, Inc.
on March 24, 1999. Southern Roasted, the Company's third snack nut operation, is a private label and value brand snack nut operation located in Fitzgerald, GA. This acquisition had no effect on results of operations for the periods presented.

Operations in the Snack Nuts segment are somewhat seasonal, with a higher percentage of sales and operating profits recorded in the first fiscal quarter.

MARTIN  GILLET

Ralcorp Holdings began operating in mayonnaise and shelf-stable salad dressings with the March 4, 1999 acquisition of Martin Gillet & Co., Inc. The nearly one month of Martin Gillet operations provided the Company $5.5 million in net sales revenue and approximately $.4 million of operating profit. Such results were in line with the Company's early expectations for this business.

EQUITY  INTEREST  IN  VAIL  RESORTS,  INC.

As  a  result  of  the sale of Ralcorp's resort operations to Vail Resorts, Inc.
(Vail), Ralcorp maintains an approximate 21.9 percent equity ownership interest in Vail. Aberrant weather conditions during the peak ski season hurt the operating results of Vail. Such difficult weather conditions, plus timing issues resulting from a fiscal year end change at Vail, combined to negatively affect the Company's equity earnings from its investment in Vail. For the three- and six-month periods ended March 31, 1999, the Company's equity stake in Vail resulted in non-cash, pre-tax earnings of $4.1 million and $.1 million, respectively. This compares to non-cash, pre-tax equity earnings for the same prior year periods of $6.2 million and $4.2 million, respectively. Due to the timing of a fiscal year end change at Vail, the prior year equity income amounts represent the Company's portion of Vail's operating results for only the period of October 1997 through January 1998. The current year equity earnings are based on the full six-month period of August 1998 through January 1999, a period that includes the historically unprofitable ski months of August through October. Ralcorp's equity ownership interest in Vail earnings for Vail's quarter ending April 30, 1999 will be reported in the Company's third fiscal quarter ending June 30, 1999.

RESULTS  OF  OPERATIONS

Cost of products sold as a percentage of sales was 72.3% for the current year second quarter compared to 63.2% for the same quarter of the prior year, and for the six months ended March 31, 1999, increased to 72.3% of sales from 64.4% in the same prior year period. Such increases can be attributable to changes in the Company's business mix. The products of the Company's snack nut and mayonnaise/salad dressings businesses generally have lower gross margins than the higher margin products eliminated through the sale of the branded baby food business. Selling, general and administrative expense as a percent of sales for the quarter ended March 31, 1999 was 14.0% compared to 17.5% for the same prior year period. For the comparative six-month periods, selling, general and administrative expense was 14.2% of sales in the current year compared to 17.3% of sales in the prior year period. The decline in selling, general and administrative expense is again a function of the shift in the Company's business mix. The Beech-Nut baby food business had a significantly higher cost structure than the snack nut and mayonnaise/salad dressings businesses. In addition, both the cereal and cracker and cookie operations have been able to keep costs relatively flat on increased sales revenue. Advertising and promotion expense as a percentage of sales was 4.5% and 4.4% for the quarter and six-month periods ended March 31, 1999, respectively, compared to 11.8% and 10.9% for the quarter and six months ended March 31, 1998. The favorable reduction in advertising and promotion expense can be primarily attributed to the elimination of Beech-Nut, whose branded products required a higher level of advertising and promotional support than store brands. Income taxes were 38.0% of earnings before income taxes for the six months ended March 31, 1999, down from 39.0% in the same year ago period, indicating a year-over-year change in effective state income tax rates.

FINANCIAL  CONDITION

The Company's primary source of liquidity is cash flow from operations, which decreased to $11.3 million for the six months ended March 31, 1999 compared to $23.2 million for the same period in the prior year. Key contributors to the decline in operating cash flows were a significant reduction in accounts payable, exclusive of the additional accounts payable resulting from March acquisition activity, and higher estimated income tax payments. Partially offsetting these cash use items, however, was a decline in finished goods inventories, exclusive of inventories added as a result of March acquisitions. Strong sales volumes, particularly late in the second fiscal quarter of 1999, significantly reduced finished products inventories at March 31, 1999. Net working capital, excluding cash and cash equivalents, was $60.4 million at March 31, 1999 compared to $33.3 million at September 30, 1998.

Property and intangible asset additions increased to $10.5 million for the first six months of fiscal 1999 compared to $7.7 million in the prior year period. During the six-month period ended March 31, 1999, the Company repurchased $10.0 million of its Common Stock, which reflects repurchase activity through the Company's Dutch Auction self-tender offer completed in November 1998. The Company repurchased $5.8 million of stock during the same prior year period. As reflected on the Consolidated Balance Sheet, the Company had $53.4 million of long-term debt outstanding at March 31, 1999, the proceeds of which were used primarily to fund fiscal 1999 second quarter acquisitions (see Note 2 - Acquisitions). At September 30, 1998, the Company was debt-free.

During the quarter ended December 31, 1998, the Company's Board of Directors approved an authorization to buy back up to two million shares of the Company's Common Stock from time to time as management determines. As of May 14, 1999, the Company had not repurchased any shares pursuant to such authorization.

OUTLOOK

Fiscal 1999 represents Ralcorp's first fiscal year as a predominantly private label, or store brand, operation. The Company's management firmly believes that the opportunities in the private label and value brand areas are favorable for future growth and prosperity. The results for the first six months of fiscal 1999 have been encouraging.

Ralcorp does, however, continue to operate in some intensely competitive food categories. It is because of this level of competition that it is important to the Company's outlook to continue to diversify and strengthen its business mix. Significant steps have been taken to reshape the Company and lessen its reliance on any one area of its business. Management anticipates that it will continue to improve its business mix both through sales and profit growth of existing businesses, as well as through key strategic acquisitions or alliances.

The level of competition in the ready-to-eat cereal category continues to be very intense. Competition comes from large branded box cereal manufacturers, branded bagged cereal producers and other private label cereal providers. In recent history the category has failed to record any meaningful growth, which has added to the competitive nature. When the competition focuses on price/promotion, as has been the case with certain branded cereal manufacturers, the environment for a private label producer becomes even more challenging.
There has, however, been some encouraging developments in the category, as various competitors have recently announced price increases and there appears to be an increasing focus on brand-building initiatives such as product development and advertising, rather than pure price competition. Nonetheless, Company management realizes that the competition for the consumer dollar will remain intense in the ready-to-eat cereal category and Ralston Foods must continue to maintain an effective price gap between its private label cereal products and those of branded cereal producers. Aggressive cost containment will remain an important focus of the entire organization to ensure price gaps can be maintained. Finally, the cereal division hopes to continue to diversify its internal business mix. The first six months of fiscal 1999 results reflect some of this mix change as the hot cereal business and co-packing initiatives were significant contributors to operations.

The Company's Bremner cracker and cookie subsidiary also conducts business in a very competitive category. Major branded competitors continue to aggressively market and promote their branded offerings and many smaller, regional participants provide additional competitive pressures. Despite this environment, the Company's cracker and cookie business has performed well. Further integration of recent acquisitions should aid the subsidiary's outlook. Bremner continues to realize improved operating efficiencies on the cracker side of the business and the August 1998 addition of Sugar Kake provides the Company a quality, low cost producer, as well as critical mass on the cookie side of the operation. Just as it has been key to Bremner's operating results to date, continuing to focus on cost containment, the production of quality alternatives to branded products and an emphasis on shifting its product mix to higher margin products, while re-instituting organic volume growth, will be key to its future.

Cumulatively, the first six months of operations for the combined Nutcracker and Flavor House snack nut operation were successful. The snack nut business is seasonal, however, and the Company expects that its first fiscal quarter, which encompasses the holiday season, will result in a significant portion of the year's revenues and profits. As anticipated, however, the second fiscal quarter of 1999 did produce a meaningful profit. The financial outlook for this business for the second half of fiscal 1999 is to continue to post quarterly profits, but not to the level experienced during the first half of fiscal 1999, which benefited from the seasonally strong first quarter. In addition, during the second half of the current fiscal year the Company's snack nut business will face the challenge of integrating Southern Roasted Nuts of Georgia, Inc., which was acquired on March 24, 1999. From an operational perspective, the Company's snack nut business will continue to focus on fully leveraging the combined strengths of its three operations, growing its customer base and maintaining the quality of its products.

As noted earlier, Ralcorp management realizes that in addition to improved operations, effective cost containment and enhanced efficiencies, a key growth opportunity may exist through strategic acquisitions. On March 4, 1999, the Company added Martin Gillet & Co., Inc., a leading producer of high quality private label mayonnaise and pourable, shelf-stable salad dressings. Martin Gillet's reputation for quality products and excellent customer service makes it a particularly good addition to Ralcorp's private label product offerings. The acquisition of Martin Gillet also contributes to the Company strategy of diversifying its business portfolio, thereby reducing its reliance on any one operation. While adding Martin Gillet does expand Ralcorp's private label product offerings, it also takes the Company into another competitive, commodity-driven category with large branded players and numerous regional mayonnaise and salad dressing producers. Management, however, believes the opportunity exists to increase private label penetration in this category, and to benefit from a more diversified portfolio of product offerings.

Management will continue to explore those acquisition opportunities that strategically fit with the Company's intentions of being the premier provider of private label, or value-oriented, food products. Ralcorp's low level of outstanding debt should provide the Company greater flexibility to act upon any such opportunities.

RALCORP  LIQUIDITY

On April 28, 1999, the Company announced it had entered into a new $125 million, three-year working capital credit facility with a group of six banks. The proceeds of the facility may be used to fund Ralcorp's working capital needs, capital expenditures, and other general corporate purposes, including stock repurchases and acquisitions of new businesses. Provisions of the $125 million credit facility require Ralcorp to maintain certain financial ratios and a minimum level of shareholders' equity, but, in general, the established requirements of the new facility are less restrictive than those in place under the previous credit facility.

Management believes Ralcorp will be able to generate positive operating cash flows through its mix of businesses and expects that future liquidity requirements will be met through a combination of existing cash balances, operating cash flow and, as necessary, use of borrowings available under its working capital credit facility.

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

The Company's on-going information technology strategy includes the elimination of mainframe computer systems and the migration to a server environment in order to reduce costs and improve functionality. A key component to the execution of this strategy is currently in progress as the Company is replacing, upgrading or enhancing primary systems and technology necessary to manage the business. The Company's current accounting policy is to capitalize the related direct external costs and employee-related costs, and amortize them over a period not to exceed five years. The Company's replacement of primary systems is now substantially complete and the resulting information systems hierarchy is substantially Year 2000 ready. The initial assessment of all other systems hardware and software, including processors within production and other equipment, is complete and remediation is progressing on schedule. The Company anticipates that modifications and replacements to these systems and equipment will be substantially complete by June 30, 1999. Testing of these changes is taking place as soon as they are completed. The Company expects all testing should be completed by the end of fiscal 1999.

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

CAUTIONARY  STATEMENT  ON  FORWARD-LOOKING  STATEMENTS

Forward-looking statements, within the meaning of Section 21E of the Exchange Act are made throughout this document and include information under the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations," and are preceded by, followed by or include the words "believes," "expects," "anticipates" or similar expressions elsewhere in this document. The Company's results of operations and liquidity status may differ materially from those in the forward-looking statements. Such statements are based on management's current views and assumptions, and involve risks and uncertainties that could affect expected results. For example, any of the following factors cumulatively or individually may impact expected results:

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


Item  6.  Exhibits  and  Reports  on  Form  8-K.

(a)     Exhibits

27     Financial  Data  Schedule


(b)     Reports  on  Form  8-K

On March 11, 1999 the Registrant filed a Form 8-K announcing the calculation of equity earnings from its ownership interest in Vail Resorts, Inc.


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