Form 10-Q
period 1999-06-30
RALCORP HOLDINGS INC /MO
filed 1999-08-16
CIK 1029506

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark  One)

(X)     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934  FOR  THE  QUARTERLY  PERIOD  ENDED  JUNE  30,  1999.

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

          Common Stock                       Outstanding Shares at
      par value $.01 per share                  August 12, 1999
                                                   30,630,449

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







                                       (i)


                             RALCORP  HOLDINGS,  INC.
                       CONSOLIDATED  STATEMENT  OF  EARNINGS
                   (Dollars  in  millions  except  per  share  data)


                                        Three Months Ended    Nine Months Ended
                                              June 30,              June 30,
                                        ------------------    ------------------
                                          1999      1998        1999      1998
                                        --------  --------    --------  --------

Net Sales                               $ 154.4   $ 143.3     $ 459.6   $ 427.6
                                        --------  --------    --------  --------
Costs and Expenses
  Cost of products sold                   114.6      94.8       335.2     277.9
  Selling, general and administrative      21.2      25.2        64.6      74.5
  Advertising and promotion                 5.5      12.2        18.8      43.3
  Interest expense (income), net             .5         -          .8       (.1)
  Equity in earnings of
   Vail Resorts, Inc.                      (7.0)     (9.7)       (7.1)    (13.9)
                                        --------  --------    --------  --------
                                          134.8     122.5       412.3     381.7
                                        --------  --------    --------  --------
Earnings before Income Taxes               19.6      20.8        47.3      45.9
Income Taxes                                7.5       7.6        18.0      17.4
                                        --------  --------    --------  --------

Net Earnings                            $  12.1   $  13.2     $  29.3   $  28.5
                                        ========  ========    ========  ========

Basic Earnings per Share                $   .39   $   .40     $   .94   $   .87
                                        ========  ========    ========  ========

Diluted Earnings per Share              $   .38   $   .40     $   .92   $   .86
                                        ========  ========    ========  ========

See  accompanying  Notes  to  Condensed  Consolidated  Financial  Statements.

                    RALCORP  HOLDINGS,  INC.
                  CONSOLIDATED  BALANCE  SHEET
                         (Condensed)
                    (Dollars  in  millions)

                                          June 30,   Sept. 30,
                                            1999       1998
                                         ---------   ---------
ASSETS
Current Assets
  Cash and cash equivalents               $   2.1     $  12.3
  Receivables, net                           50.9        45.2
  Inventories -
   Raw materials and supplies                29.2        23.7
   Finished products                         39.1        37.8
  Prepaid expenses                            3.3         1.8
  Other current assets                        7.7         6.2
                                         ---------   ---------
    Total Current Assets                    132.3       127.0

Investment in Vail Resorts, Inc.             73.1        66.0
Intangible Assets, Net                      102.5        70.3
Property, Net                               162.0       150.2
Deferred Income Taxes                           -         3.1
Other Assets                                  1.5         1.3
                                         ---------   ---------
                                          $ 471.4     $ 417.9
                                         =========   =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable                        $  36.4     $  50.7
  Other current liabilities                  30.2        30.7
                                         ---------   ---------
    Total Current Liabilities                66.6        81.4
                                         ---------   ---------
Long-term Debt                               40.8           -
                                         ---------   ---------
Deferred Income Taxes                         6.5           -
                                         ---------   ---------
Other Liabilities                            30.7        29.2
                                         ---------   ---------
Shareholders' Equity
  Common stock                                 .3          .3
  Capital in excess of par value            110.0       110.1
  Retained earnings                         249.2       219.9
  Common stock in treasury, at cost         (32.7)      (23.0)
                                         ---------   ---------
    Total Shareholders' Equity              326.8       307.3
                                         ---------   ---------
                                          $ 471.4     $ 417.9
                                         =========   =========

See  accompanying  Notes  to  Condensed  Consolidated  Financial  Statements.

                           RALCORP  HOLDINGS,  INC.
                    CONSOLIDATED  STATEMENT  OF  CASH  FLOWS
                                (Condensed)
                           (Dollars  in  millions)

                                                         Nine Months Ended
                                                             June 30,
                                                        -------------------
                                                          1999       1998
                                                        --------   --------
Cash Flows from Operations
  Net earnings                                          $  29.3    $  28.5
  Non-cash items included in net earnings                  18.2        7.6
  Changes in assets and liabilities, net of
   effects of acquisitions                                (21.7)      (5.0)
  Other, net                                                1.6        1.4
                                                        --------   --------
    Net cash provided by operations                        27.4       32.5
                                                        --------   --------

Cash Flows from Investing Activities
  Business acquisitions, net of cash acquired             (53.5)     (25.7)
  Additions to property and intangible assets, net        (15.2)     (14.2)
  Proceeds from sale of property                             .1          -
  Other, net                                                  -        (.9)
                                                        --------   --------
    Net cash used by investing activities                 (68.6)     (40.8)
                                                        --------   --------

Cash Flows from Financing Activities
  Proceeds from long-term debt, net                        40.8       10.7
  Purchase of treasury stock                              (10.0)      (8.2)
  Proceeds from the exercise of stock options                .2          -
                                                        --------   --------
    Net cash provided by financing activities              31.0        2.5
                                                        --------   --------

Net Decrease in Cash and Cash Equivalents                 (10.2)      (5.8)
Cash and Cash Equivalents, Beginning of Period             12.3        8.4
                                                        --------   --------

Cash and Cash Equivalents, End of Period                $   2.1    $   2.6
                                                        ========   ========

See  accompanying  Notes  to  Condensed  Consolidated  Financial  Statements.

                             RALCORP  HOLDINGS,  INC.
              NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
                                 JUNE  30,  1999
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

NOTE  3  -  EQUITY  IN  EARNINGS  OF  VAIL  RESORTS,  INC.

On November 6, 1997, Vail announced a change in its fiscal year end from September 30 to July 31. As a result, the Company reports equity earnings on a two-month time lag. The Company's results for the nine months ended June 30, 1999 reflect the Company's equity portion of Vail's earnings for the nine months ended April 30, 1999. Because of the timing of the change in fiscal year end, the Company's results for the nine months ended June 30, 1998 include earnings from Vail for only the seven months ended April 30, 1998.

NOTE  4  -  EARNINGS  PER  SHARE

Basic  and  diluted  earnings  per  share  were  calculated using the following:

                                       Three Months Ended      Nine Months Ended
                                           June 30,               June 30,
                                      -------------------    -------------------
                                        1999       1998        1999       1998
                                      --------   --------    --------   --------
Net earnings                           $ 12.1     $ 13.2      $ 29.3     $ 28.5
                                      ========   ========    ========   ========
Weighted average shares for
 basic earnings per share              31,141     32,626      31,231     32,817
Dilutive effect of:
  Stock options                           362        345         338        293
  Deferred compensation awards            246        126         251         98
                                      --------   --------    --------   --------
Weighted average shares for
 diluted earnings per share            31,749     33,097      31,820     33,208
                                      ========   ========    ========   ========

NOTE  5  -  RECEIVABLES,  NET  consisted  of  the  following:

                                      June 30,   Sep. 30,
                                        1999       1998
                                      --------   --------
Receivables                           $  52.6    $  46.4
Allowance for doubtful accounts          (1.7)      (1.2)
                                      --------   --------
                                      $  50.9    $  45.2
                                      ========   ========

NOTE  6  -  INTANGIBLE  ASSETS,  NET  consisted  of  the  following:

                                      June 30,   Sep. 30,
                                        1999       1998
                                      --------   --------
Intangible assets at cost             $ 111.7    $  74.8
Accumulated amortization                 (9.2)      (4.5)
                                      --------   --------
                                      $ 102.5    $  70.3
                                      ========   ========

NOTE  7  -  PROPERTY,  NET  consisted  of  the  following:

                                      June 30,   Sep. 30,
                                        1999       1998
                                      --------   --------
Property at cost                      $ 272.9    $ 250.2
Accumulated depreciation               (110.9)    (100.0)
                                      --------   --------
                                      $ 162.0    $ 150.2
                                      ========   ========

NOTE  8  -  LONG-TERM  DEBT

As of June 30, 1999, the Company had $40.8 of outstanding long-term debt on its Consolidated Balance Sheet. The balance of this long-term debt was made available through the Company's bank credit agreements. Proceeds of this outstanding debt were used primarily to fund March 1999 acquisitions. The Company was debt-free at September 30, 1998.

NOTE  9  -  COMMON  STOCK  IN  TREASURY

                                                  Shares     Cost
                                                 --------  --------
Common stock in treasury, September 30, 1998       1,300    $ 23.0
Purchase of treasury stock                           586      10.0
Activity under stock plans                           (16)      (.3)
                                                 --------  --------
Common stock in treasury, June 30, 1999            1,870    $ 32.7
                                                 ========  ========

                             RALCORP  HOLDINGS,  INC.
               UNAUDITED  PRO  FORMA  COMBINED  FINANCIAL  INFORMATION

The Unaudited Pro Forma Combined Statement of Earnings for the nine months ended June 30, 1998 presents the combined results of Ralcorp's operations assuming the divestiture of Beech-Nut Nutrition Corporation was completed as of the beginning of that period. Please read the Notes to Unaudited Pro Forma Combined Statement of Earnings that follow the Unaudited Pro Forma Combined Statement of Earnings for a discussion of adjustments made to the historical financial information in order to calculate the Ralcorp pro forma financial information. This pro forma financial information may not necessarily reflect the actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations.

                             RALCORP  HOLDINGS,  INC.
               UNAUDITED  PRO  FORMA  COMBINED  STATEMENT  OF  EARNINGS
                      (In  millions  except  per  share  data)
                        Nine  Months  Ended  June  30,  1998

                                     Historical  Beech-Nut  Pro Forma  Pro Forma
                                       Ralcorp  Operations Adjustments  Ralcorp
                                      ------------------------------------------
Net Sales                             $  427.6   $  (96.9)  $   -      $  330.7
                                      ---------  ---------  ---------  ---------
Costs and Expenses
  Cost of products sold                  277.9      (49.8)      -         228.1
  Selling, general and administrative     74.5      (17.6)     .8 (a)      57.7
  Advertising and promotion               43.3      (29.1)      -          14.2
  Interest income, net                     (.1)         -    (2.5)(b)      (2.6)
  Equity in earnings of
   Vail Resorts, Inc.                    (13.9)         -       -         (13.9)
                                      ---------  ---------  ---------  ---------
                                         381.7      (96.5)   (1.7)        283.5
                                      ---------  ---------  ---------  ---------
Earnings before Income Taxes              45.9        (.4)    1.7          47.2
Income Taxes                              17.4        (.1)     .6 (c)      17.9
                                      ---------  ---------  ---------  ---------
Net Earnings                          $   28.5   $    (.3)  $ 1.1      $   29.3
                                      =========  =========  =========  =========
Basic Earnings per Share              $    .87                         $    .89
                                      =========                        =========
Diluted Earnings per Share            $    .86                         $    .88
                                      =========                        =========
Weighted Average Shares Outstanding -
  Basic                                   32.8                             32.8
  Diluted                                 33.2                             33.2

Notes  to  Unaudited  Pro  Forma  Combined  Statement  of  Earnings

(a)   To   reflect   the   fixed   costs   (i.e.,  information  systems,  general
administrative and corporate overhead) included in the historical results of operations of Beech-Nut absorbed by Ralcorp with the sale of Beech-Nut.
(b)   To  reflect  residual  interest  earned  on  short-term  investments.
(c) To reflect the tax effect of the pro forma adjustments shown at an effective rate of 38%.

                             RALCORP HOLDINGS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS
HIGHLIGHTS

Ralcorp Holdings, Inc.'s net sales and net earnings for its core food businesses (operating results excluding equity earnings from the Company's investment in Vail Resorts, Inc.) continued to improve over the comparable prior year period primarily due to results of acquired businesses. Net sales for the third quarter ended June 30, 1999 were $154.4 million compared to net sales for the same quarter last year of $143.3 million, an improvement of over 7.7 percent. Net earnings for the Company's core food businesses were $7.8 million for the quarter ended June 30, 1999 compared to $7.0 million in the same prior year quarter, an 11.4 percent increase. The Company's core food businesses recorded basic and diluted earnings per share for the current year's third quarter of approximately $.25, compared to last year's third quarter food business basic and diluted earnings per share of $.21, an approximate 19 percent increase.

Ralcorp's core food businesses also performed well in a comparison of nine-month periods ended June 30, 1999 and 1998. Net sales increased 7.5 percent, from $427.6 million for the nine months ended June 30, 1998 to $459.6 million for the same nine-month period of the current fiscal year. Net earnings for the food businesses for the nine months ended June 30, 1999 were $24.9 million compared to $19.8 million for the same prior year period, a rise of 25.8 percent. On a diluted earnings per share basis, results of the food businesses approximated $.78 for the current year's nine-month period compared to $.60 in the prior year, a 30 percent improvement.

The Company's overall results for the current year quarter and nine-month periods ended June 30, 1999 were negatively impacted by its equity investment in Vail Resorts, Inc. (Vail). For the quarter ended June 30, 1999, the Company recorded $7.0 million in pre-tax equity earnings, a 27.8 percent decline from the $9.7 million in pre-tax equity earnings recorded in the same prior year period. In a comparison of nine-month periods, the Company recorded $7.1 million of pre-tax equity earnings in the current year versus $13.9 million in the prior year, a drop of 48.9 percent. Including the results of Ralcorp's equity earnings, net earnings and diluted earnings per share for the quarter ended June 30, 1999 were $12.1 million and $.38, respectively, compared to $13.2 million, or $.40, for the same prior year period. For the nine months ended June 30, 1999, the Company, including its Vail equity earnings, reported net earnings of $29.3 million, or $.92 per diluted share, compared to $28.5 million, or $.86 per diluted share, for the same nine-month period of the prior year.

The prior year's third quarter and nine months ended June 30, 1998 included the operating results of the Company's branded baby food business, the Beech-Nut
Nutrition Corporation (Beech-Nut). The Unaudited Pro Forma Combined Financial Information included elsewhere in this document, reflects the pro forma results of operations of the Ralcorp businesses assuming the divestiture of Beech-Nut was completed as of October 1, 1997. The sale of Beech-Nut was actually completed on September 10, 1998.

                             NET SALES BY DIVISION

                              Three Months Ended       Nine Months Ended
                                    June 30,               June 30,
                              -------------------    --------------------
                                1999       1998        1999        1998
                              --------   --------    --------    --------
      Ralston Foods           $   68.8   $   66.9    $  219.1    $  207.1
      Bremner                     40.0       36.5       128.3       115.4
      Beech-Nut                    -         31.7         -          96.9
                              --------   --------    --------    --------
       Consumer Foods            108.8      135.1       347.4       419.4
      Snack Nuts                  27.4        8.2        88.5         8.2
      Martin Gillet               18.2        -          28.7         -
                              --------   --------    --------    --------
       Total Net Sales        $  154.4   $  143.3    $  459.6    $  427.6

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

CONSUMER  FOODS

Actual Consumer Foods sales were down $26.3 million for the quarter and $72.0 million for the nine months, as the prior year periods include the sales of the now divested branded baby food business, Beech-Nut. On a comparison of current year quarter sales to prior year quarter sales, excluding the benefit of the branded baby food business, sales improved $5.4 million. Comparing sales of the first nine months of the current fiscal year to the same prior year period, again excluding Beech-Nut, sales rose $24.9 million. Sales from the Company's cereal business improved 2.8 percent when comparing third quarter results for fiscal years 1999 and 1998. Volume improvements in hot cereals and an improved product mix were the key items driving this sales growth. Current year third quarter store brand ready-to-eat cereal volume declined 1.9 percent, against volume improvements in the prior year third quarter of 7.3 percent and very heavy promotional activity by major branded cereal manufacturers in the current year. For the same comparative periods, the Company's hot cereal volume rose
12.9 percent, continuing the growth realized in the first half of this fiscal year. Volume comparisons for the current and prior year nine-month periods also reflected year-over-year improvement. Ready-to-eat cereal volume improved .2 percent in a slightly declining category, and following a 6.5 percent volume improvement last year, while hot cereal volume grew 23.1 percent.

Sales revenue increases were also achieved in both current year periods by the Bremner cracker and cookie operation. Both the quarter and nine-month periods of the current fiscal year benefited from the addition of sales revenue from Sugar Kake Cookie Inc. Sugar Kake, a primarily private label cookie operation, was acquired in August 1998. Volumes for the pre-existing cracker and cookie operation (excluding Sugar Kake) have been adversely affected by the aggressive promotional activity of large branded cracker and cookie manufacturers. Despite deep discounting by these branded product manufacturers, volume declined just
1.9 percent in the current year's third quarter compared to the same prior year quarter, with the higher percentage of volume decline occurring in the lower margin saltine and graham cracker area. In a comparison of nine-month periods, again excluding the Sugar Kake acquisition, cracker and cookie volume declined
1.5 percent, again driven by less volume from the lower margin saltine and graham crackers.

From an operating results perspective, Ralcorp's Consumer Foods segment recorded operating profit of $12.6 million for the current quarter and $39.9 million for the nine months ended June 30, 1999. This compares to operating profit of $12.7 million for the quarter ended June 30, 1998, including a $.5 million operating loss from the now divested branded baby food business, and $36.7 million for the nine months ended June 30, 1998, including $.4 million from Beech-Nut. Ralston Foods' operating profit declined slightly in the quarter as the benefits of increased hot cereal volume, an improved product mix and continued cost containment could not completely offset the slight decline in ready-to-eat cereal volume and higher promotion expenses. For the year to date period ended June 30, 1999, the Company's cereal division benefited primarily from hot cereal and co-packing volume gains, a product mix improvement and favorable raw material costs, while maintaining a significantly lower cost base. Bremner's operating profit for the quarter ended June 30, 1999 was down slightly from the same prior year quarter, despite the addition of Sugar Kake in the current year's results. The additional operating profit from Sugar Kake, favorable ingredient costs and enhanced operating efficiencies were only partially able to offset the decline in cracker and cookie volume and the increased price discounting instituted to combat the heavy branded promotion activity. For the nine months, Bremner's operating profit improved considerably due to the addition of Sugar Kake volume and operating profit in current year operations. In addition, the pre-existing Bremner operation continued to benefit from a favorable product mix and from improved production yields.

SNACK  NUTS

The Company's snack nuts business, which consists of Nutcracker Brands, Inc., Flavor House Products, Inc. and, as of March 24, 1999, Southern Roasted Nuts of Georgia, Inc., recorded net sales and operating profit for the quarter ended June 30, 1999 of $27.4 million and $1.4 million, respectively. Net sales for the nine months ended June 30, 1999 were $88.5 million with a corresponding operating profit of $6.2 million. The prior year included just $8.2 million in net sales, which represented solely the operations of Flavor House since its acquisition on April 23, 1998.

Operations in the Snack Nuts segment are somewhat seasonal, with an anticipated higher percentage of sales and operating profits being recorded in the first fiscal quarter.

MARTIN  GILLET

Ralcorp Holdings began operating in mayonnaise and shelf-stable salad dressings with the March 4, 1999 acquisition of Martin Gillet & Co., Inc. For the quarter ended June 30, 1999 the operations of Martin Gillet resulted in $18.2 million in net sales and $.5 million of operating profit. Since its acquisition, Martin Gillet operations have recorded $23.7 million in net sales and $.9 million of operating profit.

The Company continues to work toward integrating Martin Gillet into the Ralcorp business portfolio. As part of that effort, an extensive cost reduction program has been initiated, which management expects will benefit this division's operating results in the future.

EQUITY  INTEREST  IN  VAIL  RESORTS,  INC.

As a result of the sale of Ralcorp's resort operations to Vail, Ralcorp maintains an approximate 21.9 percent equity ownership interest in Vail. Aberrant weather conditions during the peak ski season hurt the operating results of Vail. These difficult weather conditions, plus timing issues resulting from a fiscal year end change at Vail, combined to negatively affect the Company's equity earnings from its investment in Vail. For the three- and nine-month periods ended June 30, 1999, the Company's equity stake in Vail resulted in non-cash, pre-tax earnings of $7.0 million and $7.1 million, respectively. This compares to non-cash, pre-tax equity earnings for the same prior year periods of $9.7 million and $13.9 million, respectively. Due to the timing of a fiscal year end change at Vail, the prior year equity income amounts represent the Company's portion of Vail's operating results for only the period of October 1997 through April 1998. The current year equity earnings are based on the full nine-month period of August 1998 through April 1999, a period that includes the historically unprofitable ski months of August through October. Ralcorp's equity in Vail earnings for Vail's quarter and year ending July 31, 1999 will be reported in the Company's fourth fiscal quarter and year ending September 30, 1999.

RESULTS  OF  OPERATIONS

Cost of products sold as a percentage of sales was 74.2% for the current year third quarter compared to 66.2% for the same quarter of the prior year, and for the nine months ended June 30, 1999, increased to 72.9% of sales from 65.0% in the same prior year period. Such increases can be attributable to changes in the Company's business mix. The products of the Company's snack nut and mayonnaise/salad dressings businesses generally have lower gross margins than the higher margin products eliminated through the sale of the branded baby food business. Selling, general and administrative expense as a percent of sales for the quarter ended June 30, 1999 was 13.7% compared to 17.6% for the same prior year period. For the comparative nine-month periods, selling, general and administrative expense was 14.1% of sales in the current year compared to 17.4% of sales in the prior year period. The decline in selling, general and administrative expense is again a function of the shift in the Company's business mix. The Beech-Nut baby food business had a significantly higher cost structure than the snack nut and mayonnaise/salad dressings businesses. In addition, both the cereal and cracker and cookie operations have been able to keep costs relatively flat, while improving the level of sales revenue. Advertising and promotion expense as a percentage of sales was 3.6% and 4.1% for the quarter and nine-month periods ended June 30, 1999, respectively, compared to 8.5% and 10.1% for the quarter and nine months ended June 30, 1998. The favorable reduction in advertising and promotion expense can be primarily attributed to the elimination of Beech-Nut, whose branded products required a higher level of advertising and promotional support than store brands. Income taxes were 38.0% of earnings before income taxes for the nine months ended June 30, 1999, in line with the effective tax rate for the same prior year period.

FINANCIAL  CONDITION

The Company's primary source of liquidity is cash flow from operations, which decreased to $27.4 million for the nine months ended June 30, 1999 compared to $32.5 million for the same period in the prior year. Key contributors to the decline in operating cash flows were a significant reduction in accounts payable, exclusive of the additional accounts payable resulting from March acquisition activity, and higher estimated income tax payments. In addition, the level of accounts receivable, exclusive of acquisition related receivables, remained comparable to receivable levels at September 30, 1998. Net working capital, excluding cash and cash equivalents, was $63.6 million at June 30, 1999 compared to $33.3 million at September 30, 1998 and $68.0 million at June 30, 1998.

Property and intangible asset additions increased slightly to $15.2 million for the first nine months of fiscal 1999 compared to $14.2 million in the prior year period. During the nine-month period ended June 30, 1999, the Company repurchased $10.0 million of its Common Stock, which reflects repurchase activity through the Company's Dutch Auction self-tender offer completed in November 1998. The Company repurchased $8.2 million of stock during the same prior year period. As reflected on the Consolidated Balance Sheet, the Company had $40.8 million of long-term debt outstanding at June 30, 1999, the proceeds of which were used primarily to fund fiscal 1999 second quarter acquisitions (see Note 2 - Acquisitions). At September 30, 1998, the Company was debt-free.

During the quarter ended December 31, 1998, the Company's Board of Directors approved an authorization to buy back up to two million shares of the Company's Common Stock from time to time as management determines. As of August 12, 1999, the Company had repurchased 510,500 shares for approximately $8.4 million pursuant to such authorization.

OUTLOOK

The Company's management firmly believes that the opportunities in the private label and value brand areas are favorable for future growth and prosperity. The results of the Company's core store brand food businesses for the first nine months of fiscal 1999 have been encouraging.

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

The level of competition in the ready-to-eat cereal category continues to be very intense. Competition comes from large branded box cereal manufacturers, branded bagged cereal producers and other private label cereal providers. In recent history the category has failed to record any meaningful growth, which has added to the competitive nature. When the competition focuses on price/promotion, as has been the case with certain branded cereal manufacturers, the environment for a private label producer becomes even more challenging, while the profitability of the category itself is diminished. Recent developments in the category, however, show some signs of an increased focus on brand-building initiatives such as product development and advertising, rather than pure price competition. Nonetheless, Company management realizes that the competition for the consumer dollar will remain intense in the ready-to-eat cereal category. Ralston Foods must continue to maintain an effective price gap between its quality private label cereal products and those of branded cereal producers, thereby providing the best value alternative for the consumer.
Aggressive cost containment will remain an important focus of the entire organization to ensure price gaps can be maintained. Finally, the cereal division hopes to continue to diversify its internal business mix. The first nine months of fiscal 1999 results reflect some of this mix change as the hot cereal business and co-packing initiatives were important contributors to operations.

The Company's Bremner cracker and cookie subsidiary also conducts business in a very competitive category. Major branded competitors continue to aggressively market and promote their branded offerings and many smaller, regional participants provide additional competitive pressures. In light of this environment, the Company's cracker and cookie business has had to defend its leading store brand cracker position. Bremner's ability to successfully respond to market conditions will be important to Bremner's results of operations. In addition, further integration of recent acquisitions should aid the subsidiary's outlook. Bremner continues to realize improved operating efficiencies on the cracker side of the business and the August 1998 addition of Sugar Kake provides the Company a quality, low cost producer, as well as critical mass on the cookie side of the operation. Just as they have been key to Bremner's operating results to date, continuing to focus on cost containment, the production of quality alternatives to branded products and an emphasis on shifting its product mix to higher margin products, while re-instituting organic volume growth, will be important to its future.

Cumulatively, the first nine months of operations for the Company's snack nut operation (Nutcracker Brands) were successful. The snack nut business is seasonal, however, with a significant percentage of revenues and profits realized in the first fiscal quarter, which encompasses the holiday season. As anticipated, however, the Company's snack nut operation continues to post meaningful quarterly profits and the third fiscal quarter of 1999 was no exception. The outlook for the overall snack nut category remains favorable, as the category leader continues to drive growth in this snack food segment. Currently, though, there is a worldwide shortage of cashew nuts which has significantly increased the cost of this commodity. Price increases taken by the category leader, as well as a strategic shift in Nutcracker Brands' promotional programs should partially mitigate this negative cost impact. The financial outlook for Ralcorp's snack nut business for the remainder of fiscal 1999 is to continue to operate profitably while ramping up operations in advance of the seasonally strong first fiscal quarter of fiscal 2000. In addition, the Company's snack nut business will continue its integration of Southern Roasted Nuts of Georgia, Inc., which was acquired on March 24, 1999. From an operational perspective, Nutcracker Brands will continue to focus on fully leveraging the combined strengths of its three operations, growing its customer base and maintaining the quality of its products.

As noted earlier, Ralcorp management realizes that in addition to improved operations, effective cost containment and enhanced efficiencies, a key growth opportunity may exist through strategic acquisitions. The March 4, 1999, acquisition of Martin Gillet & Co., Inc., a leading producer of high quality private label mayonnaise and pourable, shelf-stable salad dressings, is considered just such a strategic acquisition. Martin Gillet's reputation for quality products and excellent customer service makes it a particularly good addition to Ralcorp's private label product offerings. The addition of Martin Gillet also contributes to the Company's strategy of diversifying its business portfolio, thereby reducing its reliance on any one operation. While adding Martin Gillet does expand Ralcorp's private label product offerings, it also takes the Company into another competitive, commodity-driven category with large branded players and numerous regional mayonnaise and salad dressing producers.

Management, however, believes the opportunities exist to increase private label penetration in this category, remove costs from this operation, as well as potentially be a consolidator in a fragmented segment. Ultimately, the key opportunity is to benefit from a more diversified portfolio of product offerings.

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

INFORMATION  SYSTEMS  DEVELOPMENTS  AND  YEAR  2000  ISSUES

The Company uses computer hardware and software in various aspects of its business, including production, distribution and administration, some of which requires modification or replacement in order to interpret the Year 2000 appropriately. Since 1997 the Company has been implementing a plan to identify and correct all affected hardware and software. As part of this plan, the Company monitors and tests the implementation of needed corrections.

The Company's on-going information technology strategy includes the elimination of mainframe computer systems and the migration to a server environment in order to reduce costs and improve functionality. A key component to the execution of this strategy is now substantially completed as the Company has replaced, upgraded or enhanced primary systems and technology necessary to manage the business. The Company's current accounting policy is to capitalize the related direct external costs and employee-related costs, and amortize them over a period not to exceed five years. The Company's replacement of primary systems was completed on schedule and the resulting information systems hierarchy is substantially Year 2000 ready. The initial assessment of all other systems hardware and software, including processors within production and other equipment, is complete and remediation is progressing on schedule. The Company anticipates that modifications and replacements to these systems and equipment will be substantially complete by September 30, 1999 - a delay from previous disclosure due to incorporating recent acquisitions to compliance initiatives. Testing of these changes is taking place as soon as they are completed. The Company expects all testing should be substantially completed by the end of fiscal 1999.

Based upon current expectations, management anticipates that the incremental costs to the Company to modify or replace its systems in order to remediate the Year 2000 issue should not exceed $1 million, most of which will be expended in fiscal 1999. Such costs do not include normal system upgrades and replacements.

The Company has implemented a program of contacting significant customers, critical suppliers, benefit plan providers, and other parties to determine whether the Company's systems and operations may be vulnerable to failures by such parties to satisfactorily address their Year 2000 issues. Communications with these partners are continuing in order to understand whether they will be adversely affected by Year 2000 issues. In the event that any of the Company's significant customers, critical suppliers or outside parties do not successfully and timely achieve Year 2000 readiness, and the Company is unable to replace them with new customers or alternate suppliers, the Company's business or operations could be adversely affected.

The Company is continuing to develop and refine contingency plans to be implemented in the event of untimely or incomplete remediation of both internal and third party Year 2000 issues. Such contingency plans are being designed to mitigate any Year 2000 failures encountered, but there can be no absolute assurance that these plans, even if successful, will totally mitigate all Year 2000 related failures.

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

The discussion of the Company's efforts, and management's expectations, relating to Year 2000 readiness are forward-looking statements. The Company's ability to achieve Year 2000 readiness and the level of incremental costs associated therewith, could be adversely impacted by, among other things, the availability of testing resources, vendors' ability to modify proprietary software, and unanticipated problems identified in the ongoing compliance review.

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

(iii) Significant increases in the cost of certain raw materials used in the Company's products, to the extent not reflected in the price of the Company's products, could adversely impact the Company's results. For example, the cost of wheat, soybean oil and various nuts can change significantly;

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


Item  6.  Exhibits  and  Reports  on  Form  8-K.

(a)     Exhibits

10.1 $125,000 Credit Agreement among Ralcorp Holdings, Inc., the lenders named therein, and the First National Bank of Chicago, as agent, dated as of April 28, 1999.

27     Financial  Data  Schedule


(b)     Reports  on  Form  8-K

     On April 29, 1999 the Registrant filed a Form 8-K announcing Second Quarter Earnings and announcing entrance into a new three-year $125,000,000 credit facility.

     On June 14, 1999 the Registrant filed a Form 8-K announcing earnings from its equity investment in Vail Resorts, Inc., and on June 15, 1999 the Registrant filed a Form 8-K/A with a corrected press release.


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

                              RALCORP  HOLDINGS,  INC.



                              By:  /s/  T.  G.  GRANNEMAN
                                 ------------------------
                                   T.  G.  Granneman
                                   Duly  Authorized  Signatory  and
                                   Chief  Accounting  Officer

                                  EXHIBIT INDEX

Exhibit
Number                        Description
------                        -----------

  10.1 $125,000 Credit Agreement among Ralcorp Holdings, Inc., the lenders named therein, and the First National Bank of Chicago, as agent, dated as of April 28, 1999.

  27     Financial  Data  Schedule