Form 10-K405
period 1999-09-30
RALCORP HOLDINGS INC /MO
filed 1999-12-23
CIK 1029506

__________________________________________________________________________
==========================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                              ____________________

                                    FORM 10-K

              [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 1999

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

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                    NAME OF EACH EXCHANGE
      TITLE  OF EACH CLASS                          ON  WHICH  REGISTERED
      --------------------                          ---------------------
 Common  Stock,  $.01  par  value             New  York  Stock  Exchange,  Inc.
 Common  Stock  Purchase  Rights              New  York  Stock  Exchange,  Inc.

        SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:  NONE

     Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days. Yes X No
                                                                       ---   ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ x ]

     Aggregate market value of the voting stock held by non-affiliates of the Registrant was $585,158,026 based upon the closing market price on December 21, 1999. Excluded from this figure is the voting stock held by Registrant's Directors, who are the only persons known to Registrant who may be considered to be its "affiliates" as defined under Rule 12b-2.

     Number of shares of Common Stock, $.01 par value, outstanding as of close of business on December 21, 1999: 30,537,149.

                       DOCUMENTS INCORPORATED BY REFERENCE

     1. Annual Report to Shareholders for the year ended September 30, 1999, to the extent indicated in Parts I, II and IV. Except as to information specifically incorporated, the 1999 Annual Report to Shareholders is not to be deemed filed as part of this Form 10-K report.

     2. Proxy Statement filed with the Commission dated December 20, 1999, to the extent indicated in Part III.
__________________________________________________________________________
==========================================================================

               CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

     Forward-looking  statements,  within  the  meaning  of  Section  21E of the
Securities Exchange Act of 1934, are made throughout this Report. These forward-looking statements are sometimes identified by their use of terms and phrases such as "anticipates," "intends," "should," "believes" and similar expressions elsewhere in this report. The Company's results of operations and liquidity status may differ materially from those in the forward-looking statements. Such statements are based on management's current view and assumptions, and involve risks and uncertainties that could affect expected results. For example any of the following factors cumulatively or individually may impact expected results:

     (i) If the Company is unable to maintain a meaningful price gap between its private label products and the branded products of its competitors, successfully introduce new products or successfully manage costs across all parts of the Company, then the Company's private label operations could incur operating losses;
     (ii) Consolidation among members of the grocery trade may lead to increased wholesale price pressure from large grocery trade customers and could result in the loss of key accounts if the surviving entities are not customers of the Company;
     (iii) Significant increases in the cost of certain raw materials used in the Company's products, to the extent not reflected in the price of the Company's products, could adversely impact the Company's results. For example, the cost of wheat, nuts, and soybean oil can change significantly;
     (iv) In light of its significant ownership in Vail Resorts, Inc., the Company's non-cash earnings can be adversely affected by Vail's unfavorable performance;
     (v) The Company is currently generating profit from certain copacking contract arrangements with other manufacturers within its competitive categories. The termination or expiration of these contracts, and the inability of the Company to replace this level of business could negatively affect the Company's operating results;
     (vi) The Company's businesses compete in mature segments with competitors having large percentages of segment sales; and
     (vii) The Company's disclosure under the heading "INFORMATION SYSTEMS DEVELOPMENTS AND YEAR 2000 ISSUES" in the "Financial Review" section of the Annual Report to Shareholders for the year ended September 30, 1999, includes cautionary statements regarding the Company's ability to successfully address
Year  2000  compliance  issues,  and  such  statements  are incorporated herein.

                                TABLE OF CONTENTS
                                     PART I
                                                                            Page
Item  1.
Business......................................................................2
             Recent  Business
Developments..................................................................2
             Other Information Pertaining to the Business of the Company......3
Item  2.
Properties....................................................................6
Item  3.     Legal
Proceedings...................................................................7
Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders......7
Item  4(a).  Executive  Officers  of  the  Registrant.........................7
                                     PART II
Item  5.     Market  for  Registrant's  Common Equity and Related Matters.....8
Item  6.     Selected  Financial
Data..........................................................................8
Item  7.     Management's Discussion and Analysis of Financial Condition and
             Results  of
Operation.....................................................................9
Item  7(a).  Quantitative and Qualitative Disclosure About Market Risk........9
Item  8.     Financial  Statements  and  Supplementary  Data..................9
Item  9.     Changes in and Disagreements with Accountants on Accounting and
             Financial
Disclosure....................................................................9
                                    PART III
Item  10.    Directors  and  Executive  Officers  of  the  Registrant.........9
Item  11.    Executive
Compensation..................................................................9
Item  12.    Security Ownership of Certain Beneficial Owners and Management.. 9
Item  13.    Certain  Relationships  and  Related  Transactions...............9
                                     PART IV
Item  14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.10
Item  15.
Signatures...................................................................11

                                     PART I
ITEM  1.  BUSINESS.

     Ralcorp Holdings, Inc. is a Missouri corporation incorporated on October 23, 1996. Its principal executive offices are located at 800 Market Street, St. Louis, Missouri 63101. The terms "Company", "Ralcorp" and "Registrant" as used herein refer to Ralcorp Holdings, Inc. and its consolidated subsidiaries.

     The Company is primarily engaged in the manufacturing, distribution and marketing of private label ready-to-eat and hot cereal products, private label and branded crackers and cookies, private label and value branded snack nuts and private label shelf stable salad dressings and mayonnaise.

     The following sections of the 1999 Annual Report to Shareholders contain financial and other information concerning the Company's business developments and operations, and are incorporated herein by reference: "Financial Review" on pages 14 through 21; Note 18 "Segment Information" on pages 34 through 35; Note 4 "Acquisitions" on pages 27 through 28; and Note 5 "Supplemental Earnings Statement Information" on page 28.

     The Company was incorporated on October 23, 1996, under the name "New Ralcorp Holdings, Inc." as a wholly owned subsidiary of the company known as Ralcorp Holdings, Inc. ("Old Ralcorp"). The Company was formed to facilitate Old Ralcorp's divestiture of its branded cereal and snack business. To effect the divestiture, Old Ralcorp undertook a series of internal transactions whereby the businesses, assets and liabilities of Old Ralcorp's branded cereal and snack business (the "Branded Business") were transferred to a newly formed subsidiary ("Chex Inc.") and the businesses, assets and liabilities of Old Ralcorp's private label foods businesses, baby food business ("Beech-Nut") and ownership interest in Vail Resorts, Inc. were owned by the Company. Following this internal restructuring on January 31, 1997, Old Ralcorp spun-off the Company by distributing the Company's Common Stock to each owner of Old Ralcorp Common
Stock on a share-for-share basis (the "Distribution"). Following the Distribution on January 31, 1997, a subsidiary of General Mills, Inc. ("General Mills") was merged (the "Merger") into Old Ralcorp (which then consisted solely of Old Ralcorp's branded cereal and snack business through its subsidiary Chex Inc.), with Old Ralcorp surviving the Merger as a subsidiary of General Mills. The Merger Agreement setting forth the terms of the Merger (the "Merger Agreement") is an Exhibit to this Report. After the Merger, the Company changed its name to "Ralcorp Holdings, Inc." Unless the context otherwise indicates, references to "Ralcorp" and "Company" for periods prior to the Distribution are references to Old Ralcorp.

                          RECENT BUSINESS DEVELOPMENTS

     On November 20, 1998, the Company completed a Dutch Auction Self-Tender Offer whereby it repurchased 586,368 shares of its common stock.

     On March 4, 1999, the Company completed the purchase of Martin Gillet & Co., Inc. a private label shelf-stable salad dressing and mayonnaise company with annual sales of approximately $70 million.

     On March 24, 1999, the Company completed the purchase of Southern Roasted Nuts of Georgia, Inc., a private label snack nut company with annual sales of approximately $30 million.

     On April 29, 1999, the Company entered into a three-year $125 million credit facility.

     On October 4, 1999, the Company completed the purchase of Ripon Foods, Inc., a private label and branded cookie company with annual sales of approximately $64 million.

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

     Indemnification. Pursuant to the Reorganization Agreement, General Mills and the Company agreed to indemnify each other for losses, liabilities, claims, damages, obligations, payments, costs and expenses (including, without limitation, reasonable attorneys' fees) (collectively, "Indemnifiable Losses"), arising from certain matters. The indemnification provided by the Reorganization Agreement also applies to the indemnified parties' respective affiliates, employees, directors, benefit plan fiduciaries, shareholders, agents, consultants, representatives, successors, transferees and assigns. For a period of five years (ending on January 31, 2002), the Company agreed to indemnify General Mills for certain pre-closing liabilities, if any, of the Branded Business to the extent such liabilities exceed in the aggregate $6 million. Presently, no claims for indemnification have been asserted by General Mills.

     The Company has agreed to maintain a certain minimum net worth level until January 31, 2002. For fiscal year 2000 the net worth of the Company can be not less than $75 million plus any indemnification claims made by General Mills (up to a total net worth of $100 million). As of September 30, 1999, the Company's net worth was $324.1 million.

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

     Technology Agreement. The Company and General Mills are subject to a Technology Agreement (the "Technology Agreement") pursuant to which the parties' rights with respect to certain shared technology is determined. Generally, the Company licenses from General Mills the technology necessary to produce certain cereal and snack mix products produced by Old Ralcorp immediately prior to the Distribution. Additionally, the Technology Agreement contains certain provisions pursuant to which the Company has agreed not to make certain products for certain periods of time, except as may otherwise be provided in the Supply Agreement or in the Distribution Agreement. The Company has also agreed not to use on its products any snack mix recipes that have been used in the three years prior to the Distribution in connection with Chex products. The Technology Agreement provides that the Company will not make or sell (a) any ready-to-eat cereals that are Chex and Cookie Crisp-type products outside of the United States, its territories, possessions, military installations or the Commonwealth of Puerto Rico for the five year period commencing upon the Distribution; (b) any snack mix containing those products, or a product substantially similar to, or identical to, products which have been, prior to the Distribution, offered for sale in connection with any form of the Chex trademark, which shall include products sold under the Crispy Hexagon designation, for the five year period commencing upon the Distribution.

TRADEMARKS

     The Company owns a number of trademarks that it considers substantially important to its business, including "Nutcracker", "Flavor House", "Rippin Good" and "Golden Batch".

SEGMENTS

     The  Company  is presently comprised of three reportable business segments:
Cereals,  Crackers  and  Cookies;  Snack  Nuts;  and  Mayonnaise  and Dressings.

CEREALS,  CRACKERS  AND  COOKIES

     The Cereals, Crackers and Cookies segment is composed of two product lines: private label cereal, (the "Private Label Cereal Business"); and private label and branded crackers and cookies (the "Cracker and Cookie Business")

PRIVATE  LABEL  CEREAL  BUSINESS

     Currently, the Private Label Cereal Business accounts for approximately 63% of the Company's Cereals, Crackers and Cookies segment sales. Private label ready-to-eat cereals are currently produced at three operating facilities. The Company's Cracker and Cookie Business produces a shredded wheat cereal for the Private Label Cereal Business. Private label and branded hot cereals are produced at one facility. The hot cereal products include old fashioned oatmeal, quick oats, plain instant oatmeal, flavored instant oatmeal, farina and instant Ralston, a branded hot wheat cereal. The Private Label Cereal Business also sells hot cereal under the brand 3 Minute Brand Oats. The Company believes it is the largest manufacturer of the private label ready-to-eat and hot cereals.

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

CRACKER  AND  COOKIE  BUSINESS

     The Company believes its Cracker and Cookie Business is currently the leading private label cracker manufacturer and a producer of private label and branded cookies for sale in the United States. The Cracker and Cookie Business also produces Ry Krisp branded crackers. Management positions the Cracker and Cookie Business as the premier quality and low cost producer of a wide variety of private label crackers and cookies.

     The Cracker and Cookie Business operates six plants: one produces solely Ry Krisp crackers, two produce private label crackers and cookies and three produce private label and branded cookies. The Cracker and Cookie Business' products are largely produced to order and shipped directly to customers. Private label crackers and cookies are sold through a broker network and an internal sales staff. Branded Ry Krisp crackers are sold through a direct store distributor network.

SNACK  NUTS

     The Snack Nuts segment is composed of Flavor House Products, Inc., Nutcracker Brands, Inc. and Southern Roasted Nuts of Georgia, Inc. which was acquired during the fiscal year. The segment operates three plants that produce a variety of jarred, canned and bagged snack nuts. The segment's products are largely produced to order and shipped directly to customers. The segment sells its products through an internal sales staff and a broker network. The segment produces store brand products as well as value branded products under the Nutcracker and Flavor House brands.

MAYONNAISE  AND  DRESSINGS

     The Mayonnaise and Dressings segment comprises Martin Gillet & Co., Inc. which was acquired during the fiscal year. The segment operates three plants that produce a variety of private label shelf-stable salad dressings, sauces and mayonnaise. The segment's products are largely produced to order and shipped directly to customers. The products are sold through an internal sales staff and a broker network.

OWNERSHIP  OF  VAIL  STOCK

     The Company owns 7,554,406 shares of Vail Resorts, Inc. Common Stock (approximately 21.9 percent of the shares outstanding as of September 30, 1999). Additionally, two of the Company's Directors, Messrs. Stiritz and Micheletto, are on the Vail Board of Directors. Currently, the Company utilizes the equity method of accounting to reflect the portion of Vail's earnings (or losses) applicable to the Company on a non-cash basis.

     Pursuant to a Shareholder Agreement entered into in connection with the acquisition of the Vail Common Stock, the Company can only sell its Vail Common Stock in a registered offering allowed under the Shareholder Agreement or in private transactions (provided the purchaser agrees to be bound by the Shareholder Agreement). Vail's results of operations are highly seasonal and are dependent in part on weather conditions and consumers' discretionary spending trends. In light of the significance of the Company's ownership in Vail in comparison to earnings and assets of the Company, changes in the price of Vail's Common Stock can impact the Company's stock price.

COMPETITION

     The Company's businesses face intense competition from large branded cereal, cracker and cookie, snack nut manufacturers, and mayonnaise and salad dressing and highly competitive private label cereal, cracker and cookie and snack nut manufacturers. Top branded ready-to-eat cereal competitors include Kellogg, General Mills, Kraft Foods and Quaker Oats. The Cracker and Cookie Business faces intense competition from large branded manufacturers such as Nabisco and Keebler/Sunshine who possess approximately 40% and 25%, respectively, of the branded cracker category and significant shares in the cookie category (on a volume basis). Promotional spending by large branded cracker and cookie manufacturers have negatively impacted the Company's sales of crackers and cookies during fiscal year 1999. In addition, private label cracker and cookie manufacturers provide significant competition in the store brand segment. The Snack Nuts segment faces significant competition from one significant branded snack nut producer and many private label snack nut manufacturers. The Mayonnaise and Dressings segment faces intense competition from several large branded and many private label producers.

     The industries in which the Company competes are highly sensitive to both pricing and promotion. Competition is based upon product quality, price, effective promotional activities, and the ability to identify and satisfy emerging consumer preferences. These industries are expected to remain highly competitive in the foreseeable future. Future growth opportunities for the Company are expected to depend on the Company's ability to implement strategies for competing effectively in all of its businesses, including strategies relating to enhancing the performance of its employees, maintaining effective cost control programs, developing and implementing methods for more efficient manufacturing and distribution operations, and developing successful new products, while at the same time maintaining aggressive pricing and promotion of its products.

EMPLOYEES

     The Company employs approximately 3,400 people in the United States. Approximately 1,200 of the Company's personnel are covered by eight union contracts and, from time to time the Company has experienced union organizing activities at its non-union plants. The contracts expire at various times beginning on July 31, 2000 and ending October 31, 2002. The Company believes its relations with its employees, including union employees, are good.

RAW  MATERIALS

     The principal raw materials used in the Company's businesses are grain and grain products, flour, sugar, soybean oil and various nuts such as peanuts and cashews. The Company purchases such raw materials from local, regional, national and international suppliers. The cost of raw materials used in the Company's products may fluctuate widely due to weather conditions, government regulations, economic climate, or other unforeseen circumstances. Agricultural products represent 35% to 50% of the Company's cost of goods sold in fiscal 1999. Packaging prices represent 15% to 30% of the Company's cost of goods sold in fiscal 1999. From time to time the Company will enter into supply contracts for periods up to twelve months to secure favorable pricing for ingredients and packaging supplies.

GOVERNMENTAL  REGULATION;  ENVIRONMENTAL  MATTERS

     The operations of the Company are subject to regulation by various federal, state and local governmental entities and agencies. As a producer of goods for human consumption, such operations are subject to stringent production and labeling standards. In the early 1990's, new labeling regulations were promulgated and implemented which required the Company businesses to modify the information disclosed on their packaging. Management expects that similar changes in laws in the future could be implemented without a material adverse impact on the Company businesses if existing packaging stock may be used during a transition period while packaging information is modified.

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

  Cereal  Plants         Cracker  and Cookie Plants        Snack Nut Plants
  --------------         --------------------------        ----------------
Battle  Creek,  MI          Princeton,  KY                 Billerica,  MA
Cedar  Rapids,  IA          Poteau,  OK                    Dothan,  AL  (leased)
Lancaster,  OH              Minneapolis,  MN               Fitzgerald,  GA
Sparks,  NV                 Tonawanda,  NY
                            Ripon,  WI  (two  plants)

Mayonnaise  &  Dressings  Plants
--------------------------------
      Baltimore,  MD
      Kansas  City,  KS
      Los  Angeles,  CA  (leased)

ITEM  3.  LEGAL  PROCEEDINGS.

     The Company is a party to a number of legal proceedings in various state and federal jurisdictions. These proceedings are in varying stages and many may proceed for protracted periods of time. Some proceedings involve complex questions of fact and law. Additionally, the operations of the Company, like those of similar businesses, are subject to various federal, state, and local laws and regulations intended to protect public health and the environment, including air and water quality and waste handling and disposal.

Pending legal liability, if any, from these proceedings cannot be determined with certainty; however, in the opinion of Company management based upon the information presently known, the liability of the Company, if any, arising from the pending legal proceedings, as well as from asserted legal claims and known potential legal claims which are probable of assertion, taking into account established accruals for estimated liabilities (if any), are not expected to be material to the Company's consolidated financial position and results of operation. In addition, while it is difficult to quantify with certainty the potential financial impact of actions regarding expenditures for compliance with regulatory matters, in the opinion of management, based upon the information currently available, the ultimate liability arising from such compliance matters should not be material to the Company's consolidated financial position and results of operations.

Additionally, the Company has retained certain potential liabilities associated with divested businesses (the Branded Business, Ralston Resorts and Beech-Nut). Presently, management believes that taking into account applicable liability caps, sharing arrangements with acquiring entities and the known facts and circumstances regarding the retained liabilities, potential liabilities of the divested businesses should not be material to the Company's consolidated financial position and results of operations.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     There were no matters submitted to the security holders during the fourth quarter of fiscal year 1999.

ITEM  4(A).  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT.

Joe  R. Micheletto.       63     Chief  Executive  Officer  and  President since
                                 1996. He served as Co-Chief Executive Officer and Chief Financial Officer from 1994 to 1996 with the Company. He served as Vice President and Controller of Ralston Purina from 1985 to 1994, and as Chief Executive Officer of Ralston
                                 Resorts from 1991 to 1997. Mr. Micheletto is also a Director of the Company.

Thomas  G.  Granneman     50     Corporate Vice President  and  Controller.  Mr.
                                 Granneman has been Corporate Vice President and
                                 Controller since January 1999.  He  joined  Old
                                 Ralcorp  in  1996  as  Vice  President  and
                                 Controller.   Prior  to  joining  Ralcorp,  Mr.
                                 Granneman  was  Vice  President  of Finance for
                                 Lowell Shoe Company,  Inc.  from  1995 to 1996.
                                 From  1992  to  1995,  Mr.  Granneman  was Vice
                                 President  and  Controller  of  Brown  Shoe
                                 Company Division of Brown Group, Inc.

Kevin  J.  Hunt           48     Corporate  Vice  President;  and  President,
                                 Bremner,  Inc.   He  has held the same position
                                 with  the  Company since 1995.  Mr. Hunt joined
                                 Ralston  Purina in 1985.  In 1988, he was named
                                 Director  of  Marketing  for Continental Baking
                                 Company, and in 1992 he was named Director of Planning for Ralston Purina and President of
                                 Bremner,  Inc.

Robert  W. Lockwood       56     Corporate  Vice  President  General Counsel and
                                 Secretary of the Company. He has held the same position with the Company since 1994. Mr.
                                 Lockwood  joined  Ralston  Purina  in 1976.  In
                                 1981, he was named Associate Counsel and Assistant Secretary; and in 1989, he was named Vice President, Senior Counsel and
                                 Assistant  Secretary.

James A. Nichols.         51     Corporate  Vice  President;  and  President,
                                 Ralston Foods.  He  has  held the same position
                                 with the Company since 1995. Mr. Nichols joined
                                 Ralston  Purina  in 1975.  In 1985 he was named
                                 Vice  President  and  Director  of  Marketing
                                 -Cereal.  In  1989,  he  was  named  President,
                                 Beech-Nut  Nutrition  Corporation.    In  1994,
                                 he was named Corporate Vice President and President of Beech-Nut Nutrition Corporation.

Daniel  J. Sescleifer     37     Corporate  Vice  President  and Treasurer since
                                 January, 1999.  He  joined  Ralston  Purina  in
                                 1986.  In 1996, he was named Director-Corporate
                                 Finance. In 1997 he was named Vice President and Treasurer.

David  P.  Skarie         53     Corporate  Vice  President  and  Director  of
                                 Customer  Development of Ralston Foods.  He has
                                 has  held  the  same  position with the Company
                                 since  1994.  Mr.  Skarie joined Ralston Purina
                                 in 1986.  In 1988, he was named National  Sales
                                 Director,  General  Merchandise.  In  1990,  he
                                 was  named  Vice  President,  Eastern  Division
                                 Sales.  In  1991,  he was named Vice President,
                                 Field  Sales.   In  1993,  he  was  named Vice
                                 President-Director, Customer Development,
                                 Human  Foods.

Ronald  D.  Wilkinson     49     Corporate  Vice  President  and  Director  of
                                 Product Supply of Ralston Foods. He has held the same position with the Company since 1996.
                                 Mr. Wilkinson joined Ralcorp in November, 1995.
                                 In  1991,  he  was  named Director, Engineering
                                 U.S. Cereals for the Quaker Oats Company; and in 1992, was named Vice President, Supply Chain
                                 U.S.  Cereals  for The Quaker Oats Company.  In
                                 November,  1995,  Mr.  Wilkinson  joined  Old
                                 Ralcorp  as  Executive  Vice  President  and
                                 Director,  Manufacturing  for  Ralston  Foods;
                                 and  in  June,  1996,  was named Executive Vice
                                 President  and  Director  of Product Supply for
                                 Ralston Foods.

(Ages  are  as  of  December  31,  1999)


                                     PART II

ITEM  5.  MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED  MATTERS.

     The Company's common stock (RAH) is traded on the New York Stock Exchange. There were 15,360 common shareholders of record on November 19, 1999. Other information required by Item 5 appears in Note 19 - "Quarterly Financial Data" on page 35 of the 1999 Annual Report to Shareholders and is incorporated herein by reference.

ITEM  6.  SELECTED  FINANCIAL  DATA.

     The summary of financial data appears on page 13 of the 1999 Annual Report to Shareholders under the caption "Selected Financial Data" and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Information appearing under the caption "Financial Review" on pages 14 through 21 and in Note 18 "Segment Information" on pages 34 through 35 of the 1999 Annual Report to Shareholders is hereby incorporated by reference.

ITEM  7(A).  QUANTITATIVE  AND  QUALITATIVE  DISCLOSURE  ABOUT  MARKET  RISK.

     Information appearing in the "Market Risk" section of "Financial Review," in the "Inventories" portion of Note 2 "Summary of Significant Accounting Policies," and in Note 12 "Financial Instruments" on pages 19-20, 26 and 30, respectively, of the 1999 Annual Report to Shareholders is hereby incorporated by reference.

ITEM  8.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA.

     The Consolidated Financial Statements of the Company and its subsidiaries and related Notes thereto, appearing on pages 22 through 35 together with the report thereon of PricewaterhouseCoopers LLP on page 36 of the 1999 Annual Report to Shareholders are hereby incorporated by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not  applicable.


                                    PART III

ITEM  10.  DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT.

      The information regarding directors on pages 3 through 4 and 7 of the Company's Notice of Annual Meeting and Proxy Statement dated December 20, 1999, is hereby incorporated by reference. Information regarding Executive Officers of the Company is included under Item 4(a) of Part I.

ITEM  11.  EXECUTIVE  COMPENSATION.

     Information appearing under "Information on Executive Compensation" on pages 8 through 13, and the remuneration information under the caption "How does Ralcorp compensate its directors?" on page 7 of the Company's Notice of Annual Meeting and Proxy Statement dated December 20, 1999, are hereby incorporated by reference.

ITEM  12.  SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS  AND MANAGEMENT.

     The discussion of the security ownership of certain beneficial owners and management appearing under the caption "How much Ralcorp stock do directors and executive officers own?" on page 6 of the Company's Notice of Annual Meeting and Proxy Statement dated December 20, 1999, is hereby incorporated by reference.

ITEM  13.  CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS.

     Information appearing under the captions "Compensation Committee Interlocks and Insider Participation" on page 13 of the Company's Notice of Annual Meeting and Proxy Statement dated December 20, 1999, is hereby incorporated by reference.

                                     PART IV

ITEM  14.  EXHIBITS,  FINANCIAL  STATEMENT  SCHEDULES,  AND REPORTS ON FORM 8-K.

  (a)  Documents  filed  with  this  report:

      (1)     Financial  statements  previously  incorporated by reference under
              Item  8  herein  above.

          -Report  of  Independent  Accountants.
          -Consolidated  Statement  of  Earnings  for  years ended September 30,
           1999,  1998  and  1997.
          -Consolidated Balance Sheet at September 30, 1999 and 1998. -Consolidated Statement of Cash Flows for years ended September 30,
           1999,  1998  and  1997.
          -Consolidated  Statement  of  Shareholders' Equity for the three years ended  September  30,  1999.
          -Notes  to  Consolidated  Financial  Statements.

       (2)     Financial  Statement  Schedules:  None

       (3) Exhibits. See the Index to Exhibits that appears at the end of this document and which is incorporated herein. Exhibits 10.14 to 10.34 are management compensation plans or arrangements.

  (b) Reports on Form 8-K. The Company filed the following reports on Form 8-K during the last quarter of the fiscal year:

Form 8-K filed July 27, 1999 relating to a press release announcing earnings for third quarter ended June 30, 1999.

Form 8-K filed September 13, 1999 relating to a press release announcing the Company's agreement to purchase Ripon Foods, Inc.

                                   SIGNATURES

     Pursuant  to  the  requirements  of  Section  13 or 15(d) of the Securities
Exchange Act of 1934, as amended, Ralcorp Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             RALCORP HOLDINGS, INC.


          By:        /s/Joe  R.  Micheletto
               ----------------------------
                           Joe  R.  Micheletto
                           Chief  Executive  Officer
                           and  President

          December  23,  1999

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

     SIGNATURE                           TITLE                         DATE
     ---------                           -----                         ----

  /s/  Joe  R.  Micheletto   Chief Executive Officer,          December 23, 1999
---------------------------- President  and  Director
       Joe  R.  Micheletto   (Principal  Executive Officer
                             and Principal Financial Officer)

  /s/ Thomas G. Granneman    Corporate Vice President and      December 23, 1999
---------------------------- Controller (Principal
      Thomas G. Granneman    Accounting Officer)

 /s/ William D. George,  Jr. Director                          December 23, 1999
----------------------------
     William D. George, Jr.

  /s/ Jack W. Goodall        Director                          December 23, 1999
----------------------------
     Jack W. Goodall

  /s/  David  W.  Kemper    Director                           December 23, 1999
----------------------------
       David W. Kemper

  /s/  William P. Stiritz   Director                           December 23, 1999
----------------------------
       William P. Stiritz

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

                             RALCORP HOLDINGS, INC.

                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED SEPTEMBER 30, 1999
                                INDEX TO EXHIBITS


EXHIBIT
NUMBER                               DESCRIPTION  OF  EXHIBIT
------                               ------------------------
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

<F*>3.2       Bylaws  of  Ralcorp  Holdings,  Inc.  (Filed as Exhibit 3.2 to the
              Company's  Registration  Statement  on  Form 10 dated December 27,
              1996).

<F*>4.1       Shareholder  Protection  Rights Agreement (Filed as Exhibit 4.1 to
              the Company's Registration Statement on Form 10 dated December 27,
              1996).

<F*>4.2       First  Amendment  to  Shareholder Rights Protection Plan (Filed as
              Exhibit  4  to  the  Company's  Form  10-Q  for  the period ending
              June 30, 1997).

<F*>10.1      $125,000,000  Credit  Agreement among  Ralcorp Holdings, Inc., the lenders named therein, and the First National Bank of Chicago, as Agent, dated as of April 28, 1999. (Filed as Exhibit 10.1 to the
              Company's Form 10-Q for the period  ending  March  31,  1999.

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

<F*>10.4      Stock  Purchase  Agreement  made  as of July 29, 1999 by and among
              Milnot  Holding  Corporation, RH Financial Corporation and Ralcorp
              Holdings, Inc. (filed as Exhibit 99.2 to the Company's Form 8-K dated September 10, 1999).

<F*>10.5      Technology  Agreement  dated  as  of January 31, 1997 by and among
              Ralcorp Holdings, Inc., New Ralcorp Holdings, Inc., and Chex, Inc.
              (Filed as Exhibit 10.4 to the Company's Form 10-Q for the period ending December 31, 1996).

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

    10.9(a)   First  Amendment  to Shareholder Agreement dated as of November 1,
              1999  among  Vail Resorts, Inc., Ralcorp Holdings, Inc. and Apollo
              Ski Partners LP.

<F*>10.10     Stock  Purchase  Agreement  among  Bremner,  Inc.  and  all of the shareholders  of  the Wortz Company dated March 14, 1997 (Filed as exhibit 10.0 to the Company's Form  10-Q  for  the  period  ending
              March  31,  1997).




                          INDEX TO EXHIBITS (CONTINUED)

EXHIBIT
NUMBER                              DESCRIPTION  OF  EXHIBIT
------                              ------------------------
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

<F*>10.19    Employment  Agreement For K.  J. Hunt (Filed as Exhibit 10.5 to the
             Company's  Form  10-Q  for  the  period  ending  June  30,  1997).

<F*>10.20    Employment  Agreement For R. W. Lockwood (Filed as Exhibit 10.6 to
             the Company's Form 10-Q for the period ending June 30, 1997).

<F*>10.21    Employment  Agreement  For J. A. Nichols (Filed as Exhibit 10.7 to
             the Company's Form 10-Q for the period ending June 30, 1997).

<F*>10.22    Employment  Agreement  For  D. P. Skarie (Filed as Exhibit 10.8 to
             the Company's Form 10-Q for the period ending June 30, 1997).

<F*>10.23    Summary  of  Terms for 1999 Non-Qualified Stock Options. (Filed as
             Exhibit  10.23  to  the  Company's  Form  10-K for the year ending
             September 30, 1998.)

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

<F*>10.26    Change  in  Control  Severance  Plan (Filed as Exhibit 10.06 to the
             Company's  Registration  Statement  on  Form  10 dated December 27,
             1996).




                          INDEX TO EXHIBITS (CONTINUED)

EXHIBIT
NUMBER                               DESCRIPTION  OF  EXHIBIT
------                               ------------------------
    10.28    Deferred  Compensation  Plan  for  Non-Management  Directors

    10.29    Deferred  Compensation  Plan  for  Key  Employees

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

<F*>10.31    Executive  Health  Plan  (Filed  as  Exhibit 10.11 to the Company's
             Registration Statement on Form 10 Dated December 27, 1996).

<F*>10.32    Executive  Long Term Disability Plan (Filed as Exhibit 10.12 to the
             Company's  Registration  Statement  on  Form  10 dated December 27,
             1996).

<F*>10.33    Supplemental  Retirement  Plan  (Filed  as  Exhibit  10.14  to the
             Company's  Registration  Statement  on  Form  10 dated December 27,
             1996).

<F*>10.34    Executive  Savings  Investment  Plan (Filed as Exhibit 10.15 to the
             Company's  Registration  Statement  on  Form  10 dated December 27,
             1996).

    10.35 Form of Indemnification Agreement for all Non-Management Directors of the Company

    10.36 Form of Indemnification Agreement for all Management Directors of the Company.

    10.37 Form of Indemnification Agreement for all Corporate Officers who are not Directors of the Company.

    10.38    Summary  of  Terms  of  1999  Non-Qualified  Stock  Options.

    13       Portion  of  the  1999  Annual  Report  to  Shareholders

    21       Subsidiaries  of  the  Company

    23(a)    Consent  of  PricewaterhouseCoopers  LLP

    23(b)    Consent  of  Arthur  Andersen  LLP

<F*>24       Power  of  Attorney  (Included  in  Part  II)

    27       Financial  Data  Schedule

    99.1     Opinion  of  Arthur  Anderson  LLP

----------
<F*> Incorporated by reference