Form 10-Q
period 1999-12-31
RALCORP HOLDINGS INC /MO
filed 2000-02-14
CIK 1029506

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark  One)

(X)     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934  FOR  THE  QUARTERLY  PERIOD  ENDED  DECEMBER  31, 1999.

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

          Common Stock                    Outstanding Shares at
     par value $.01 per share               February 10, 2000
                                               30,546,093

                             RALCORP HOLDINGS, INC.

INDEX

PART I.  FINANCIAL INFORMATION                                            PAGE
                                                                          ----

     Consolidated  Statement  of  Earnings                                  1

     Consolidated  Balance  Sheet                                           2

     Consolidated  Statement  of Cash Flows                                 3

     Notes  to  Condensed  Consolidated  Financial  Statements              4

     Management's  Discussion  and  Analysis  of  Financial  Condition
     and  Results  of  Operations                                           6


PART  II.  OTHER  INFORMATION

     Other  Information                                                    12




























                                       (i)

                             RALCORP HOLDINGS, INC.
                       CONSOLIDATED STATEMENT OF EARNINGS
        (Dollars in millions except per share data, shares in thousands)

                                         Three Months Ended
                                            December 31,
                                         -------------------
                                          1999        1998
                                         -------    --------
Net  Sales                               $  204.9   $  154.9
                                         --------   --------
Costs  and  Expenses
  Cost  of  products  sold                  155.5      112.0
  Selling,  general  and  administrative     25.6       22.3
  Advertising  and  promotion                 6.2        6.5
  Interest  expense,  net                     1.1          -
  Equity  in  loss  of
   Vail  Resorts,  Inc.                       4.4        4.0
                                         --------   --------
                                            192.8      144.8
                                         --------   --------
Earnings  before  Income  Taxes              12.1       10.1
Income  Taxes                                 4.5        3.8
                                         --------   --------

Net  Earnings                            $    7.6   $    6.3
                                         ========   ========

Basic  Earnings  per  Share              $    .25   $    .20
                                         ========   ========
Diluted  Earnings  per  Share            $    .24   $    .20
                                         ========   ========

Weighted  average  shares  for
 basic  earnings  per  share               30,537     31,418
Dilutive  effect  of:
  Stock  options                              453        268
  Deferred  compensation  awards              194        224
                                         --------   --------
Weighted  average  shares  for
 diluted  earnings  per  share             31,184     31,910
                                         ========   ========

See accompanying Notes to Condensed Consolidated Financial Statements.

                   RALCORP HOLDINGS, INC.
                 CONSOLIDATED BALANCE SHEET
                        (Condensed)
                   (Dollars in millions)

                                         Dec. 31,      Sept. 30,
                                           1999          1999
                                         --------      ---------
ASSETS
Current  Assets
  Cash  and  cash  equivalents           $    3.8      $     1.9
  Receivables,  net                          64.2           59.9
  Inventories  -
   Raw  materials  and  supplies             38.1           31.9
   Finished  products                        42.8           43.4
  Prepaid  expenses                           3.1            2.8
  Other  current  assets                      5.6            5.5
                                         --------      ---------
    Total  Current  Assets                  157.6          145.4

Investment  in  Vail  Resorts,  Inc.         66.3           70.7
Intangible  Assets,  Net                    121.2          100.7
Property,  Net                              185.1          165.5
Other  Assets                                  .5            1.5
                                         --------      ---------
    Total  Assets                        $  530.7      $   483.8
                                         ========      =========

LIABILITIES  AND  SHAREHOLDERS'  EQUITY
Current  Liabilities
  Accounts  payable                      $   49.1      $    53.4
  Other  current  liabilities                36.6           23.7
                                         --------      ---------
    Total  Current  Liabilities              85.7           77.1
                                         --------      ---------
Long-term  Debt                              69.8           42.8
                                         --------      ---------
Deferred  Income  Taxes                       9.0            6.9
                                         --------      ---------
Other  Liabilities                           34.5           32.9
                                         --------      ---------
Shareholders'  Equity
  Common  stock                                .3             .3
  Capital  in  excess  of  par  value       110.1          110.1
  Retained  earnings                        263.9          256.3
  Common  stock  in  treasury,  at  cost    (42.6)         (42.6)
                                         --------      ---------
    Total  Shareholders'  Equity            331.7          324.1
                                         --------      ---------
    Total  Liabilities  and
      Shareholders'  Equity              $  530.7      $   483.8
                                         ========      =========

See accompanying Notes to Condensed Consolidated Financial Statements.


                           RALCORP HOLDINGS, INC.
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                (Condensed)
                           (Dollars in millions)

                                                        Three Months Ended
                                                            December 31,
                                                        -------------------
                                                          1999       1998
                                                        ---------  ---------
Cash  Flows  from  Operations
  Net  earnings                                         $    7.6   $    6.3
  Non-cash  items  included  in  net  earnings              11.4        9.6
  Changes  in  assets  and  liabilities,  net  of
   effects  of  acquisitions                                (2.1)     (23.5)
  Other,  net                                                2.1        1.5
                                                        ---------  ---------
    Net  cash  provided  (used)  by  operations             19.0       (6.1)
                                                        ---------  ---------

Cash  Flows  from  Investing  Activities
  Business  acquisitions,  net  of  cash  acquired         (37.7)      (2.7)
  Additions  to  property  and  intangible  assets          (6.4)      (5.3)
                                                        ---------  ---------
    Net  cash  used  by  investing  activities             (44.1)      (8.0)
                                                        ---------  ---------

Cash  Flows  from  Financing  Activities
  Net  proceeds  under  credit  arrangements                27.0       13.3
  Purchase  of  treasury  stock                                -      (10.0)
                                                        ---------  ---------
    Net  cash  provided  by  financing  activities          27.0        3.3
                                                        ---------  ---------

Net Increase (Decrease) in Cash and Cash Equivalents         1.9      (10.8)
Cash and Cash Equivalents, Beginning of Period               1.9       12.3
                                                        ---------  ---------

Cash and Cash Equivalents, End of Period                $    3.8   $    1.5
                                                        =========  =========

See accompanying Notes to Condensed Consolidated Financial Statements.

                             RALCORP  HOLDINGS,  INC.
              NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
                               DECEMBER  31,  1999
                             (Dollars  in  millions)

NOTE  1  -  PRESENTATION  OF  CONDENSED  FINANCIAL  STATEMENTS

The accompanying unaudited historical financial statements of the Company have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. These statements should be read in connection with the financial statements and notes included in the Company's Annual Report to Shareholders for the year ended September 30, 1999.

NOTE  2  -  ACQUISITIONS

On October 4, 1999, the Company completed the purchase of Ripon Foods, Inc., which manufactures a wide variety of high quality private label and branded cookie products, including sugar wafers and wire cut and enrobed cookies. Ripon Foods is located in Ripon, WI and has annual sales of approximately $64.

NOTE  3  -  RECEIVABLES,  NET  consisted  of  the  following:

                                      Dec. 31,   Sep. 30,
                                        1999       1999
                                      --------   --------
Receivables                           $  66.6    $  62.0
Allowance  for  doubtful  accounts       (2.4)      (2.1)
                                      --------   --------
                                      $  64.2    $  59.9
                                      ========   ========

NOTE  4  -  INTANGIBLE  ASSETS,  NET  consisted  of  the  following:

                                      Dec. 31,   Sep. 30,
                                        1999       1999
                                      --------   --------
Intangible  assets  at  cost          $ 133.6    $ 110.8
Accumulated  amortization               (12.4)     (10.1)
                                      --------   --------
                                      $ 121.2    $ 100.7
                                      ========   ========

NOTE  5  -  PROPERTY,  NET  consisted  of  the  following:

                                      Dec. 31,   Sep. 30,
                                        1999       1999
                                      --------   --------
Property  at  cost                    $ 304.9    $ 280.4
Accumulated  depreciation              (119.8)    (114.9)
                                      --------   --------
                                      $ 185.1    $ 165.5
                                      ========   ========

NOTE  6  -  LONG-TERM  DEBT

The Company had outstanding borrowings of $69.8 and $42.8 as of December 31, 1999 and September 30, 1999, respectively. The balance of this debt was made available through uncommitted credit arrangements with banks and was classified as long-term debt based on management's ability and intent to refinance it on a long-term basis. The additional borrowings during the period were used to help fund the October acquisition of Ripon Foods.

NOTE  7  -  SEGMENT  INFORMATION

The  tables  below  present information about the Company's reportable segments:

                                       Three Months Ended
                                          December 31,
                                      -------------------
                                        1999       1998
                                      --------   --------
Net  Sales
  Cereals,  Crackers  &  Cookies      $  133.9   $  117.5
  Snack  Nuts                             54.6       37.4
  Mayonnaise  &  Dressings                16.4          -
                                      --------   --------
  Total                               $  204.9   $  154.9
                                      ========   ========
Operating  Profit
  Cereals,  Crackers  &  Cookies      $   16.2   $   13.0
  Snack  Nuts                              3.9        3.7
  Mayonnaise  &  Dressings                  .6          -
                                      --------   --------
    Total  segment  operating  profit     20.7       16.7
  Equity  earnings                        (4.4)      (4.0)
  Unallocated  corporate  expenses        (4.2)      (2.6)
                                      --------   --------
  Earnings  before  income  taxes     $   12.1   $   10.1
                                      ========   ========

                                      Dec. 31,   Sep. 30,
                                        1999       1999
                                      --------   --------
Total  Assets
  Cereals,  Crackers  &  Cookies      $  317.3   $  272.2
  Snack  Nuts                             93.4       87.1
  Mayonnaise  &  Dressings                40.8       41.7
  Corporate                               79.2       82.8
                                      --------   --------
  Total                               $  530.7   $  483.8
                                      ========   ========

NOTE  8  -  SUBSEQUENT  EVENT

On January 31, 2000, the Company completed the purchase of Cascade Cookie Company, Inc. (Cascade), which is located in Kent, Washington. Cascade is a leading manufacturer and marketer of high quality cookies that are sold to the in-store bakeries of major U.S. grocery chains and selected mass merchandisers. Cascade's annual sales are approximately $19 million.

                             RALCORP HOLDINGS, INC.
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

HIGHLIGHTS

For the quarter ended December 31, 1999, sales and net earnings were $204.9 million and $7.6 million compared to $154.9 million and $6.3 million for the comparative prior year period. These figures represent a 32.3 percent increase in sales and a 20.6 percent improvement in net earnings.

On an earnings per share basis, the Company recorded basic and diluted earnings per share for the current year's first quarter of $.25 and $.24, respectively, compared to last year's first quarter basic and diluted earnings per share of $.20.

                        NET SALES BY SEGMENT

                                         Three Months Ended
                                            December 31,
                                      -----------------------
                                        1999            1998
                                      -------         -------
      Ralston Foods                   $  73.8         $  73.0
      Bremner                            60.1            44.5
                                      -------         -------
        CEREALS, CRACKERS & COOKIES     133.9           117.5
        SNACK NUTS                       54.6            37.4
        MAYONNAISE & DRESSINGS           16.4               -
                                      -------         -------
          Total Net Sales             $ 204.9         $ 154.9
                                      =======         =======

In addition to the Company's food businesses, Ralcorp holds an approximate 21.9 percent equity ownership interest in Vail Resorts, Inc. The impact on operating results of the Company's equity stake in Vail Resorts is discussed later in this document.

DISCUSSION  OF  SEGMENT  RESULTS

CEREALS,  CRACKERS  &  COOKIES

A comparison of current year quarter sales to prior year quarter sales for the Cereals, Crackers & Cookies segment reflects an improvement of $16.4 million. This significant sales dollar increase can be attributed primarily to the Company's cracker and cookie business, Bremner, which benefited in the current year from a nearly full quarter of results of Ripon Foods, Inc. Ripon Foods, a cookie, sugar wafer and breakfast bar producer, was acquired by Ralcorp on October 4, 1999. In addition to the increase provided by the acquisition, Bremner also recorded improved sales over the prior year's first quarter on the strength of volume gains from the cracker side of its business. Cracker volume increased 7.9 percent. It should be noted that volume gains made in the cracker business were not aided by any acquisition activity.

The Company's ready-to-eat and hot cereal division, Ralston Foods, also showed modest top line growth in the current quarter compared to the same prior year period. The sales improvement recorded in the first quarter of fiscal 2000 is primarily the result of 4.0 percent higher volume in store brand ready-to-eat cereal and a slightly improved product mix. The Company's hot cereal business was basically flat on a sales dollar basis despite volume declines of 1.2 percent. The current year quarter faced a difficult comparison, as the prior year first quarter benefited significantly from volume improvement in hot cereals (+30.0 percent) as well as increased volume requirements of certain copacking arrangements. The primary offset to the improved ready-to-eat volume in the current year's first quarter was a significant decline in volume related to current year copacking activity. Copacking volume declined 40.8 percent when comparing current and prior year first quarters.

From an operating results perspective, the Cereals, Crackers & Cookies segment recorded an operating profit of $16.2 million, a 24.6 percent improvement over the prior year's first quarter. The cereal business recorded operating profit improvement in the current quarter on volume increases in ready-to-eat cereal. Also contributing to the improved operating profit at the Company's cereal division were efforts to aggressively contain, and where possible reduce, the operation's cost structure, while improving production efficiencies. Offsetting a portion of the cereal business operating profit improvement was the previously referenced decline in business related to a specific copacking contract. Bremner made year-over-year operating profit gains on the addition of its Ripon Foods cookie operation, which was not in prior year results. In addition, the pre-existing Bremner operation improved on cracker volume gains in both specialty crackers and saltines, and favorable raw material and packaging supply costs.

Previously, Company management disclosed that a cereal copacking arrangement was terminated effective December 31, 1999 and that short-term results for the Company's cereal operation could be negatively impacted. Management believes it can replace the lost business through new copacking arrangements or organic volume growth. However, any replacement of the lost business may not be immediate and will likely take time to cultivate. Therefore, in assessing the magnitude of the lost copacking business on the current state of operations, it is estimated that diluted earnings per share for the remainder of fiscal 2000 may be negatively impacted in the range of $.08 to $.10 per share. It should be noted, however, that although the level of cereal copacking activity for the Cereals, Crackers & Cookies segment had significantly declined in the current quarter from the same period of the prior year, cereal sales increased modestly and operating profit improved significantly - factors that highlight the sound fundamentals of the Company's on-going, core cereal business.

SNACK  NUTS

First quarter fiscal 2000 Snack Nut sales increased $17.2 million to $54.6 million. This nearly 46 percent net sales improvement reflects significantly improved organic volumes, as well as a full quarter of operations of Southern
Roasted Nuts of Georgia. Southern Roasted, the Company's third snack nut operation, was acquired in late March 1999.

Ralcorp's Snack Nut segment recorded $3.9 million in operating profit for the first fiscal quarter of 2000, compared to $3.7 million in the prior year. This
5.4 percent improvement in operating profit can be attributed to sharply improved volumes. Unfortunately, the full profit potential of the increased volume was again mitigated by the negative impact of the high cost of cashews - a key commodity ingredient.

Operations in the Snack Nuts segment are somewhat seasonal, with a higher percentage of sales and operating profits expected to be recorded in the first fiscal quarter.

MAYONNAISE  &  DRESSINGS

Fiscal 2000's first quarter includes $16.4 million in net sales revenue from the Company's March 1999 acquisition of Martin Gillet, a maker of private label mayonnaise and salad dressings.

The acquisition of Martin Gillet in mid-fiscal 1999 represented the Company's first foray into "wet" foods - mayonnaise and salad dressings. For the first fiscal quarter of 2000, this segment recorded $600 thousand in operating profit. There are no prior year comparisons for this business.

EQUITY  INTEREST  IN  VAIL  RESORTS,  INC.

Ralcorp continues to hold an approximate 21.9 percent equity ownership interest in Vail Resorts, Inc., as of December 31, 1999. For the first fiscal quarter ended December 31, 1999, the Company's equity stake in Vail Resorts resulted in non-cash, pre-tax losses of $4.4 million. Through the first quarter ended December 31, 1998, the Company recorded non-cash, pre-tax equity losses of $4.0 million. Vail Resorts operates on a fiscal year ending July 31; therefore, Ralcorp reports its portion of Vail Resorts' operating results on a two-month time lag. The current and prior year quarter equity losses are based on results involving the historically unprofitable ski months of August through October.

While the current year's equity loss exceeds losses recorded in the prior year, it should also be noted that on January 14, 2000 the management of Vail Resorts announced that anticipated operating results for their second fiscal quarter ending January 31, 2000 and full year ending July 31, 2000 will fall below current consensus analyst expectations. Vail Resorts management attributed this unfavorable outlook to slow millennium period travel patterns across the U.S. and soft pre-Christmas activity caused by poor early season snow conditions. For the fiscal year ended September 30, 1999, the Company's equity investment in Vail Resorts resulted in non-cash, pre-tax earnings of $4.7 million.

RESULTS  OF  OPERATIONS

Cost of products sold as a percentage of sales for the quarters ended December 31, 1999 and 1998 were 75.9 percent and 72.3 percent, respectively. This increase can be attributed to having both the snack nut and the mayonnaise and dressings businesses in the current year's first quarter. Both of these operations are very commodity-driven businesses with higher cost of sales. The prior year first quarter did not include the mayonnaise and dressings business. The commodity aspect, with regard to the snack nut operation, was further exacerbated in the current year's first quarter due to the previously referenced high cashew costs. Selling, general and administrative expense as a percent of sales decreased to 12.5 percent in the first quarter of the current year compared to 14.4 percent in the prior period. Factors affecting this decrease again involve the Company's business mix. The first quarter of fiscal 2000 includes a third snack nut business and the mayonnaise and dressings business that were not in the first quarter of the prior year and both of these operations operate on a lower administrative cost base. In addition, both the cereal and cracker and cookie operations have been able to keep costs contained on higher sales revenue. Advertising and promotion expenses decreased to 3.0 percent of sales from 4.2 percent in the prior year period reflecting the Company's ability to improve its sales revenue while reducing its promotional spending as a percent of sales. As a predominantly store brand company the level of advertising and promotional support will likely remain minor. Income taxes were 37.0 percent of earnings before income taxes in the current quarter compared to 38.0 percent in the year ago period.

FINANCIAL  CONDITION

At December 31, 1999, the Company continued to show substantial liquidity with net working capital (excluding cash and cash equivalents) of $68.1 million, up slightly from $66.4 million at September 30, 1999. Capital resources remained strong with net worth of $331.7 million and a long-term debt to total capital ratio of approximately 17 percent at December 31, 1999.

The Company's primary source of liquidity is cash flows from operations, which provided $19.0 million in the quarter ended December 31, 1999, primarily through net earnings (excluding noncash expenses and losses). Net cash used by investing activities in the quarter ended December 31, 1999 included $37.7 million of cash outflows related to the acquisition of Ripon Foods, Inc. on October 4, 1999. Capital expenditures were $6.4 million for the quarter ended December 31, 1999, up from $5.3 million in the first quarter of the prior year, a trend which is expected to continue. During the quarter ended December 31, 1999, long-term debt increased $27.0 as a result of additional borrowings under uncommitted credit arrangements with banks. These borrowings were used to fund the majority of the acquisition costs of Ripon.

Management believes the Company will be able to generate positive operating cash flows through its mix of businesses and expects that future liquidity requirements will be met through a combination of existing cash balances, operating cash flow and, as necessary, borrowings under its $125 million, three-year revolving credit agreement or uncommitted credit arrangements.

During the first quarter of the prior fiscal year, the Company's Board of Directors approved an authorization to buy back up to two million shares of the Company's Common Stock from time to time as management determines. As of February 11, 2000, the Company had approximately 1.3 million shares available for repurchase pursuant to such authorization.

OUTLOOK

The Company's management firmly believes that the opportunities in the private label and value brand areas are favorable for future growth and prosperity. The solid results recorded by the Company's core store brand food businesses for the first fiscal quarter of 2000 further support this belief.

Ralcorp does, however, continue to operate in some intensely competitive food categories. It is because of this level of competition that it is important to the Company's outlook to continue to explore diversifying and strengthening its business mix. Significant steps have been taken to reshape the Company and lessen its reliance on any one area of business. Management anticipates it will continue to improve its business mix through volume and profit growth of existing businesses, as well as through key strategic acquisitions or alliances. Acquisitions are opportunistic; therefore management does not control the availability of acquisition targets.

The level of competition in the ready-to-eat cereal category continues to be very intense. Competition comes from large branded box cereal manufacturers, branded bagged cereal producers and other private label cereal providers. The cereal category has not recorded any meaningful growth recently, which has added to the competitive nature. When the competition focuses on gaining volume through price/promotion, as has been the case with other cereal manufacturers, the environment for a private label producer becomes more challenging, while the profitability of the category itself is diminished. Currently, the category shows some signs of an increased focus on brand-building initiatives such as new product development and advertising, rather than pure price competition. Nonetheless, Company management realizes that the competition for consumers will remain intense in the ready-to-eat cereal category. Ralston Foods must maintain an effective price gap between its quality private label cereal products and those of branded cereal producers, thereby providing the best value alternative for the consumer. Aggressive cost containment - and where possible, cost reductions - will remain an important focus of the organization. Finally, the cereal division hopes to further its private label leading position through expanded distribution, garnering additional volume with the consolidating retail base and new product development/emulations.

As referred to earlier, a copacking partner notified the Company that their cereal copacking contract would not be renewed after December 31, 1999. The loss of this contract will likely have a negative affect on the short-term outlook for Ralston Foods (as quantified above). The cereal division management, however, believes it can replace the lost business through new copacking arrangements or organic volume growth.

The Company's Bremner cracker and cookie subsidiary also conducts business in a very competitive category. Major branded competitors continue to aggressively market and promote their branded offerings and many smaller, regional participants provide additional competitive pressures. In light of this environment, the Company's cracker and cookie business has had to defend its leading store brand cracker position. Bremner's ability to successfully respond to market conditions will be important to its results of operations. In addition, further integration of recent acquisitions should aid the subsidiary's outlook. Fiscal 2000 will bring the challenge of integrating the acquisition of Ripon Foods, Inc., which was acquired on October 4, 1999. Ripon Foods is a high quality manufacturer of enrobed and wire-cut cookies and sugar wafers, giving Bremner the capability to produce a full line of cookies in its own facilities. However, just as they have been key to Bremner's operating results to date, a focus on cost containment, the production of quality alternatives to branded products, an emphasis on improving its product mix, where possible, and organic volume growth, will be important to its future.

The outlook for the overall snack nut category remains favorable, as the category leader continues to drive growth in this snack food segment. As referred to above, the current year's first quarter results for this segment were negatively impacted by the high cost of cashews - a key commodity ingredient - due to a worldwide shortage. Recently, however, there appears to be evidence of improved availability and affordability of cashews. Any easing of cashew prices should improve the profitability outlook for the Company's snack nut operation. The financial outlook for Ralcorp's snack nut business is also aided by continued strong volume demands moving into and through the first fiscal quarter of 2000. In addition, the Company's snack nut business is in the process of consolidating its three plant operation down to two plants (the third snack nut operation came via the acquisition of Southern Roasted Nuts of Georgia, Inc., on March 24, 1999). Such consolidation should improve the cost structure and efficiency of the Company's overall snack nut operation going forward. From an operational perspective, Nutcracker Brands will continue to focus on fully leveraging the combined strengths of its operations, growing its customer base and maintaining the quality of its products.

As noted earlier, Ralcorp management realizes that in addition to improved operations, effective cost containment and enhanced efficiencies, a key growth opportunity may exist through strategic acquisitions. The March 4, 1999, acquisition of Martin Gillet & Co., Inc., a leading producer of high quality private label mayonnaise and pourable, shelf-stable salad dressings, is considered just such a strategic acquisition. Martin Gillet's reputation for quality products and excellent customer service makes it a good addition to Ralcorp's private label product offerings. The addition of Martin Gillet also contributes to the Company's strategy of diversifying its business portfolio, thereby reducing its reliance on any one operation. While adding Martin Gillet does expand Ralcorp's private label product offerings, it also takes the Company into another competitive, commodity-driven category with large branded players and numerous regional mayonnaise and salad dressing producers. Management, however, believes opportunities exist to increase private label penetration in this category, remove costs from this operation, as well as potentially be a consolidator in a fragmented segment. Ultimately, the key opportunity is to benefit from a more diversified portfolio of product offerings.

As part of the effort to integrate Martin Gillet in the Ralcorp business portfolio, an extensive cost reduction program has been initiated. As referenced in previous documents issued by the Company, it is anticipated that the benefits of this program will be realized throughout a total estimated time period of 12 to 18 months.

Management will continue to explore those acquisition opportunities that strategically fit with the Company's intentions of being the premier provider of private label, or value-oriented, food products. Ralcorp's underleveraged balance sheet should provide the Company flexibility to act upon any such opportunities.

CAUTIONARY  STATEMENT  ON  FORWARD-LOOKING  STATEMENTS

Forward-looking statements, within the meaning of Section 21E of the Exchange Act are made throughout this document and include information under the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations," and are preceded by, followed by or include the words "believes," "should," "expects," "anticipates" or similar expressions elsewhere in this document. The Company's results of operations and liquidity status may differ materially from those in the forward-looking statements. Such statements are based on management's current views and assumptions, and involve risks and uncertainties that could affect expected results. For example, any of the following factors cumulatively or individually may impact expected results:

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

(iii) Significant increases in the cost of certain raw materials used in the Company's products, to the extent not reflected in the price of the Company's products, could adversely impact the Company's results. For example, the cost of wheat, various nuts, and soybean oil can change significantly;

(iv) In light of its significant ownership in Vail Resorts, Inc., the Company's non-cash earnings can be adversely affected by Vail's unfavorable performance;

(v) The Company is currently generating profit from certain copacking contract arrangements with other manufacturers within its competitive categories. The termination or expiration of these contracts, and the inability of the Company to replace this level of business could negatively effect the Company's operating results; and

(vi) The Company's businesses compete in mature segments with competitors having large percentages of segment sales.

PART  II.  OTHER  INFORMATION

There is no information required to be reported under any items except those indicated below.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.

On January 28, 2000, the Registrant held its Annual Meeting of Shareholders at which the following two Directors were elected Directors of the Registrant, for a term of three years expiring at the Annual Meeting of Shareholders to be held in 2003, or when their successors are elected:

                                              Abstentions/
                               Votes For     Votes Against     Broker Nonvotes
                              ----------     -------------     ---------------
       Jack W. Goodall        26,574,115          N/A             465,715
       Joe R. Micheletto      26,401,216          N/A             638,614

Item  5.  Other  Information.

On January 31, 2000 the Registrant announced that it completed the purchase of Cascade Cookie Company, Inc., a leading manufacturer of high quality cookies that are sold to the in-store bakeries of major U. S. grocery chains and selected mass merchandisers. Annual sales for Cascade total approximately $19 million.

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