Form 10-Q
period 2000-03-31
RALCORP HOLDINGS INC /MO
filed 2000-05-15
CIK 1029506

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark  One)

(X)     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934  FOR  THE  QUARTERLY  PERIOD  ENDED  MARCH  31,  2000.

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

          Common Stock                    Outstanding Shares at
      par value $.01 per share                May 11, 2000
                                               29,859,907

                             RALCORP HOLDINGS, INC.

INDEX

PART I.  FINANCIAL INFORMATION                                   PAGE
                                                                 ----

Item 1.  Financial Statements

     Consolidated Statement of Earnings                            1

     Consolidated Balance Sheet                                    2

     Consolidated Statement of Cash Flows                          3

     Notes to Condensed Consolidated Financial Statements          4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                       6

Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk                                        11


PART II.  OTHER INFORMATION

Item 5.  Other Information                                        12

Item 6.  Exhibits and Reports on Form 8-K                         12






                                       (i)

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                             RALCORP HOLDINGS, INC.
                       CONSOLIDATED STATEMENT OF EARNINGS
        (Dollars in millions except per share data, shares in thousands)

                                         Three Months Ended     Six Months Ended
                                             March  31,            March  31,
                                         ------------------    ------------------
                                           2000      1999        2000      1999
                                         --------  --------    --------  --------
Net Sales                                $ 173.2   $ 150.3     $ 378.1   $ 305.2
                                         --------  --------    --------  --------
Costs and Expenses
  Cost of products sold                    130.9     108.6       286.4     220.6
  Selling, general and administrative       21.0      21.1        46.6      43.4
  Advertising and promotion                  6.0       6.8        12.2      13.3
  Interest expense, net                      1.3        .3         2.4        .3
  Equity in (earnings) loss
   of Vail Resorts, Inc.                    (2.8)     (4.1)        1.6       (.1)
                                         --------  --------    --------  --------
                                           156.4     132.7       349.2     277.5
                                         --------  --------    --------  --------
Earnings before Income Taxes                16.8      17.6        28.9      27.7
Income Taxes                                 6.2       6.7        10.7      10.5
                                         --------  --------    --------  --------

Net Earnings                             $  10.6   $  10.9     $  18.2   $  17.2
                                         ========  ========    ========  ========

Basic Earnings per Share                 $   .35   $   .35     $   .60   $   .55
                                         ========  ========    ========  ========
Diluted Earnings per Share               $   .34   $   .34     $   .59   $   .54
                                         ========  ========    ========  ========

Weighted average shares for
 basic earnings per share                 30,329    31,133      30,433    31,276
Dilutive effect of:
  Stock options                              236       385         345       327
  Deferred compensation awards               213       284         204       254
                                         --------  --------    --------  --------
Weighted average shares for
 diluted earnings per share               30,778    31,802      30,982    31,857
                                         ========  ========    ========  ========

See accompanying Notes to Condensed Consolidated Financial Statements.

                        RALCORP HOLDINGS, INC.
                      CONSOLIDATED BALANCE SHEET
                             (Condensed)
                        (Dollars in millions)

                                         March 31,   Sept. 30,
                                           2000        1999
                                         --------    --------
ASSETS
Current Assets
  Cash and cash equivalents              $   2.3     $   1.9
  Receivables, net                          55.3        59.9
  Inventories-
   Raw materials and supplies               34.7        31.9
   Finished products                        46.5        43.4
  Prepaid expenses                           2.8         2.8
  Other current assets                       5.6         5.5
                                         --------    --------
    Total Current Assets                   147.2       145.4

Investment in Vail Resorts, Inc.            69.1        70.7
Other Investments                            1.2           -
Intangible Assets, Net                     138.1       100.7
Property, Net                              188.9       165.5
Other Assets                                  .4         1.5
                                         --------    --------
                                         $ 544.9     $ 483.8
                                         ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable                       $  34.7     $  53.4
  Other current liabilities                 32.2        23.7
                                         --------    --------
    Total Current Liabilities               66.9        77.1
                                         --------    --------
Long-term Debt                             101.5        42.8
                                         --------    --------
Deferred Income Taxes                       11.1         6.9
                                         --------    --------
Other Liabilities                           32.9        32.9
                                         --------    --------
Shareholders' Equity
  Common stock                                .3          .3
  Capital in excess of par value           110.0       110.1
  Retained earnings                        274.5       256.3
  Common stock in treasury, at cost        (52.3)      (42.6)
                                         --------    --------
    Total Shareholders' Equity             332.5       324.1
                                         --------    --------
                                         $ 544.9     $ 483.8
                                         ========    ========

See accompanying Notes to Condensed Consolidated Financial Statements.

                           RALCORP HOLDINGS, INC.
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                (Condensed)
                           (Dollars in millions)

                                                           Six Months Ended
                                                               March 31,
                                                         -------------------
                                                           2000       1999
                                                         --------   --------
Cash Flows from Operations
  Net earnings                                           $  18.2    $  17.2
  Non-cash items included in net earnings                   18.2       13.3
  Changes in working capital, net of
   effects of acquisitions                                 (12.9)     (20.3)
  Other, net                                                 (.2)       1.1
                                                         --------   --------
    Net cash flow provided by operations                    23.3       11.3
                                                         --------   --------

Cash Flows from Investing Activities
  Business acquisitions, net of cash acquired              (59.7)     (53.2)
  Additions to property and intangible assets, net         (12.2)     (10.5)
  Proceeds from sale of property                              .1         .1
                                                         --------   --------
    Net cash used by investing activities                  (71.8)     (63.6)
                                                         --------   --------

Cash Flows from Financing Activities
  Proceeds under credit agreement, net                      58.7       53.4
  Purchase of treasury stock                               (10.2)     (10.0)
  Proceeds from the exercise of stock options                 .4         .2
                                                         --------   --------
    Net cash provided by financing activities               48.9       43.6
                                                         --------   --------

Net Increase (Decrease) in Cash and Cash Equivalents          .4       (8.7)
Cash and Cash Equivalents, Beginning of Period               1.9       12.3
                                                         --------   --------

Cash and Cash Equivalents, End of Period                 $   2.3    $   3.6
                                                         ========   ========

See accompanying Notes to Condensed Consolidated Financial Statements.

                             RALCORP HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               MARCH 31, 2000
                    (Dollars in millions, shares in thousands)

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

On October 4, 1999, the Company completed the purchase of Ripon Foods, Inc. for $39.7. Ripon Foods manufactures a wide variety of high quality private label and branded cookie products, including sugar wafers and wire cut and enrobed cookies. Ripon Foods is located in Ripon, WI and has annual sales of approximately $64.

On January 31, 2000, the Company completed the purchase of Cascade Cookie Company, Inc. (Cascade) for $22.0. Cascade is a leading manufacturer and marketer of high quality cookies that are sold to the in-store bakeries of major U.S. grocery chains and selected mass merchandisers. Cascade's is located in Kent, Washington and has annual sales of approximately $19.

Both of these acquisitions were accounted for using the purchase method, whereby the results of operations are included in the consolidated statement of earnings from the date of acquisition. Pro forma results of the Company, assuming these acquisitions had been made at the beginning of each period presented, would not be materially different from the results reported. Under purchase accounting, the purchase price is allocated to acquired assets and liabilities based on their estimated fair values at the date of acquisition, and any excess is allocated to goodwill. Such allocations are subject to adjustment when additional analysis concerning asset and liability balances is finalized. Management does not expect the final allocations to differ materially from the preliminary allocation amounts included herein. Goodwill relating to each acquisition  is  being  amortized  on  a  straight-line  basis  over  25  years.

NOTE  3  -  RECEIVABLES,  NET  consisted  of  the  following:

                                      Mar. 31,   Sep. 30,
                                        2000       1999
                                      --------   --------
Receivables                           $  57.1    $  62.0
Allowance for doubtful accounts          (1.8)      (2.1)
                                      --------   --------
                                      $  55.3    $  59.9
                                      ========   ========

NOTE  4  -  OTHER  INVESTMENTS

In  March  2000,  the  Company  funded  a  portion  of its deferred compensation liability by investing $1.2 in certain mutual funds in the same amounts as selected by the participating employees. Because management's intent is to invest in a manner that matches the deferral options chosen by the participants and those participants can elect to transfer amounts in or out of each of the designated deferral options at any time, these investments have been classified as trading assets and are stated at fair value. Both realized and unrealized gains and losses on these assets are included in earnings and offset the related change in the deferred compensation liability.

NOTE  5  -  INTANGIBLE  ASSETS,  NET  consisted  of  the  following:

                                      Mar. 31,   Sep. 30,
                                        2000       1999
                                      --------   --------
Intangible assets at cost             $ 152.7    $ 110.8
Accumulated amortization                (14.6)     (10.1)
                                      --------   --------
                                      $ 138.1    $ 100.7
                                      ========   ========

NOTE  6  -  PROPERTY,  NET  consisted  of  the  following:

                                      Mar. 31,   Sep. 30,
                                        2000       1999
                                      --------   --------
Property at cost                      $ 313.5    $ 280.4
Accumulated depreciation               (124.6)    (114.9)
                                      --------   --------
                                      $ 188.9    $ 165.5
                                      ========   ========

NOTE  7  -  LONG-TERM  DEBT

The Company had outstanding borrowings of $101.5 and $42.8 as of March 31, 2000 and September 30, 1999, respectively. The balance of this debt was made available through uncommitted credit arrangements with banks and was classified as long-term debt based on management's ability and intent to refinance it on a long-term basis. The additional borrowings during the period were used to help fund the acquisitions of Ripon Foods and Cascade.

NOTE  8  -  SEGMENT  INFORMATION

The tables below present information about the Company's reportable segments:

                                      Three Months Ended     Six Months Ended
                                           March 31,             March 31,
                                      ------------------    ------------------
                                        2000      1999        2000      1999
                                      --------  --------    --------  --------
Net Sales
  Cereals, Crackers & Cookies         $ 126.2   $ 121.1     $ 260.1   $ 238.6
  Snack Nuts                             31.4      23.7        86.0      61.1
  Mayonnaise & Dressings                 15.6       5.5        32.0       5.5
                                      --------  --------    --------  --------
  Total                               $ 173.2   $ 150.3     $ 378.1   $ 305.2
                                      ========  ========    ========  ========

Operating Profit
  Cereals, Crackers & Cookies         $  14.3   $  14.3     $  30.5   $  27.3
  Snack Nuts                               .6       1.1         4.5       4.8
  Mayonnaise & Dressings                   .3        .4          .9        .4
                                      --------  --------    --------  --------
    Total segment operating profit       15.2      15.8        35.9      32.5
  Equity earnings (loss)                  2.8       4.1        (1.6)       .1
  Unallocated corporate expenses         (1.2)     (2.3)       (5.4)     (4.9)
                                      --------  --------    --------  --------
  Earnings before income taxes        $  16.8   $  17.6     $  28.9   $  27.7
                                      ========  ========    ========  ========

                                      Mar. 31,   Sep. 30,
                                        2000       1999
                                      --------   --------
Total Assets
  Cereals, Crackers & Cookies         $ 336.2    $ 272.2
  Snack Nuts                             85.0       87.1
  Mayonnaise & Dressings                 42.0       41.7
  Corporate                              81.7       82.8
                                      --------   --------
  Total                               $ 544.9    $ 483.8
                                      ========   ========

NOTE  9  -  SUBSEQUENT  EVENT

On May 1, 2000, the Company completed the purchase of James P. Linette, Inc., which manufactures chocolate products, including peanut butter and caramel cups, as well as chocolate covered peanuts. Linette is located in Womelsdorf, PA and has annual sales of approximately $28.


Item 2.    Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

RESULTS  OF  OPERATIONS

OVERVIEW
Net earnings for the second quarter ended March 31, 2000 were $10.6 million ($.34 per diluted share), down $.3 million from the second quarter last year. Net earnings for the six-month period ended March 31, 2000 were $18.2 million, up 5.8 percent from $17.2 million last year.

Total net sales were up $22.9 million and $72.9 million for the three and six months ended March 31, 2000, respectively. These 15 percent and 24 percent increases were due primarily to the timing of the Company's strategic business acquisitions. Net sales by segment are presented in the table below and discussed in the following segment analysis sections.

NET SALES BY SEGMENT            Three Months Ended   Six Months Ended
(In Millions)                        March 31,           March 31,
------------------------------  ------------------  -----------------
                                  2000      1999      2000      1999
                                -------   -------   -------   -------
Ralston Foods                   $  70.0   $  77.3   $ 143.8   $ 150.3
Bremner                            56.2      43.8     116.3      88.3
                                -------   -------   -------   -------
  CEREALS, CRACKERS & COOKIES     126.2   . 121.1     260.1     238.6
  SNACK NUTS                       31.4      23.7      86.0      61.1
  MAYONNAISE & DRESSINGS           15.6       5.5      32.0       5.5
                                -------   -------   -------   -------
    Total Net Sales             $ 173.2   $ 150.3   $ 378.1   $ 305.2
                                =======   =======   =======   =======

Cost of products sold as a percentage of sales was 75.6% and 75.7% for the quarter and six months ended March 31, 2000, respectively, compared to 72.3% for both the quarter and six months ended March 31, 1999. The increases are primarily the result of the change in the segment sales mix, with larger portions coming from the more commodity-driven Snack Nuts and Mayonnaise & Dressings businesses, which have higher costs of sales than the Cereals, Crackers & Cookies businesses.

Selling, general and administrative expenses were 12.1% and 12.3% of sales for the quarter and six months ended March 31, 2000, respectively, down from 14.0% and 14.2% in the corresponding periods last year. This decrease is again attributable to the Company's changing business mix, since both the Snack Nuts segment and the Mayonnaise & Dressings segment operate on a lower administrative cost base. This category of expenses was also affected by favorable mark-to-market adjustments to the Company's deferred compensation liability, largely based on changes in Ralcorp's stock price. These adjustments yielded pre-tax income of $1.7 million and $1.0 million for the quarter and six months ended March 31, 2000, respectively, compared to pre-tax expense of $.3 million and $1.1 million for the corresponding periods last year.

Advertising and promotion expenses were 3.5% and 3.2% of sales for the quarter and six-month periods ended March 31, 2000, respectively, down from 4.5% and 4.4% in the corresponding periods last year. The decline was primarily due to the aforementioned changing business mix. As a predominantly store brand company, the level of advertising and promotional expenditures will likely remain minor.

Interest expense for the quarter and six months ended March 31, 2000 was $1.3 and $2.4, respectively, compared to $.3 million for both the corresponding periods a year ago. The increase is the result of additional debt outstanding throughout the current year periods due to the acquisitions of Ripon Foods in October 1999 and Cascade Cookie Company in January 2000.

The Company's 21.9 percent ownership interest in Vail Resorts, Inc. resulted in equity earnings of $2.8 million for the quarter ended March 31, 2000, down $1.3 million from the second quarter last year, and equity losses of $1.6 million for the six months ended March 31, 2000, compared to equity earnings of $.1 million for the six-month period last year. The unfavorable results in the current year periods, which reflect Vail's operations through January 31, 2000, are largely attributable to slow millennium period travel patterns across the U.S. and weak pre-Christmas activity caused by poor early season snow conditions.

The effective income tax rate was 37.0 percent for the quarter and six months ended March 31, 2000 and 38.0 percent in the corresponding periods ended March 31, 1999. The decrease is primarily due to reduced state income taxes.

CEREALS,  CRACKERS  &  COOKIES
Second quarter and six-month net sales for the Cereals, Crackers & Cookies segment were up $5.1 million and $21.5 million, respectively, from last year. This increase is due primarily to the additional revenue acquired through the current year purchases of Ripon Foods, Inc. and Cascade Cookie Company, which are operated as part of Bremner, Ralcorp's cracker and cookie division. Ripon Foods, a cookie, sugar wafer and breakfast bar producer, was acquired on October 4, 1999, and Cascade, which produces cookies for in-store bakeries, was acquired on January 31, 2000. For more information, see Note 2 of the accompanying Notes to Condensed Consolidated Financial Statements.

The Company's ready-to-eat and hot cereal division, Ralston Foods, recorded decreased sales for the three-month and six-month periods, principally due to lower volumes. Previously, Company management disclosed that a cereal co-manufacturing agreement was terminated effective December 31, 1999. The reduction of volume related to this agreement was a significant factor in the revenue decline at Ralston Foods. In addition, Ralston Foods' ready-to-eat volume declined 7 percent during the three months ended March 31, 2000 as a result of increased competitive trade dealing in the value segment of the category and a year-over-year decline in retailer store brand promotions. The Company's hot cereal volume declined 12 percent in the quarter. Management believes the unusually warm winter weather led to reduced consumption of hot cereal during the period. Moreover, the current period faced difficult comparisons to the prior year quarter when hot cereal volume had increased 23 percent year-over-year. Volume comparisons for the six months ended March 31, 2000 also reflected declines as ready-to-eat cereal volumes fell 1.9 percent from last year compared to a corresponding 1.3 percent increase for the prior year period. Hot cereal volume for the same period was down 6 percent from last year compared to a corresponding 26.6 percent increase for the prior year period.

As previously stated, sales revenue increases at Bremner resulted from the addition of Ripon Foods and Cascade Cookie Company in the current year. Second quarter cracker volumes of the pre-existing Bremner businesses declined 3 percent from the prior year, which management attributes to the aforementioned warm winter weather. Nevertheless, cracker volumes for the six-month period were up 2.4 percent from last year due to strong sales in this year's first fiscal quarter.

From an operating results perspective, the Cereals, Crackers & Cookies segment recorded second quarter operating profit unchanged from the prior year and six-month profit up nearly 12 percent. Bremner operating profit improved in both the quarter and six-month periods primarily due to the Ripon and Cascade acquisitions. Six-month results for Bremner were also benefited by strong first quarter cracker volume gains in the pre-existing Bremner operations and favorable raw material and packaging supply costs.

Ralston Foods second quarter operating profit was negatively impacted by the aforementioned loss of comanufacturing business. The Company previously disclosed that the loss of this comanufacturing agreement could negatively impact diluted earnings per share for the last nine months of fiscal 2000 in the range of $.08 to $.10 per share. Importantly, despite lower volumes in the quarter, Ralston Foods' continuing businesses reported operating profit consistent with the previous year on the strength of improved product mix and lower costs. For the six-month period, Ralston Foods reported improved operating profit with improved product mix and lower costs offsetting the impact of reduced volumes and the reduction of comanufacturing business.

SNACK  NUTS
Second quarter and six-month net sales for the Snack Nuts segment increased 32 percent and 41 percent, respectively, reflecting incremental business from Southern Roasted Nuts of Georgia, as well as significantly improved volumes in pre-existing operations. Southern Roasted, the Company's third snack nut operation, was acquired in late March 1999.

Despite the improved volumes and net sales, Snack Nuts second quarter operating profit fell $.5 million from last year as the segment continued to be negatively impacted by the high cost of cashews due to a worldwide shortage of this key commodity ingredient. Snack Nuts management anticipates some relief in cashew costs for the Company's third and fourth quarters. In addition, the segment is moving ahead with its plans to consolidate the operations of the three snack nut businesses into two locations at Billerica, MA and Dothan, AL, which management believes will result in increased efficiencies.

As discussed in Note 9 of the accompanying Notes to Condensed Consolidated Financial Statements, Ralcorp acquired James P. Linette, Inc., a chocolate candy manufacturer, on May 1, 2000. Linette is operated as part of the Snack Nuts segment and is expected to contribute annual net sales of approximately $28 million.

MAYONNAISE  &  DRESSINGS
The Company's fiscal 2000 second quarter and six-month net sales included $15.6 million and $32.0 million, respectively, from Martin Gillet, a maker of private label mayonnaise and salad dressings. Martin Gillet was acquired at the beginning of March 1999, so prior year net sales included only $5.5 for the corresponding quarter and six-month periods. Operating profit was $.3 million and $.9 million for the second quarter and first six months this year, compared to $.4 million for March 1999.

Cost reduction efforts at Martin Gillet continue and management anticipates that the benefits of these efforts will be realized over the next twelve months.

FINANCIAL  CONDITION

At March 31, 1999, the Company continued to show substantial liquidity with net working capital (excluding cash and cash equivalents) of $78.0 million, up from $66.4 million at September 30, 1999. Excluding the net working capital acquired during the six months, which was negative $1.3 million, the increase for the period was $12.9 million. Capital resources remained strong with a net worth of $332.5 million and a long-term debt to total capital ratio of 23.4 percent at March 31, 2000.

The Company's primary source of liquidity is cash flows from operations, which provided $23.3 million in the six months ended March 31, 2000 through net earnings (excluding noncash expenses and losses) offset by the increase in working capital. Net cash used by investing activities included $37.7 million for the acquisition of Ripon Foods, Inc. in October 1999 and $22.0 million for the January 2000 acquisition of Cascade Cookie Company. Capital expenditures were $12.2 million for the first six months this year, up from $10.5 million for the same period last year, a trend which is expected to continue. During February and March 2000, the Company repurchased nearly 700,000 shares of its common stock for $10.2 million. During the six months ended March 31, 2000, long-term debt increased $58.7 as a result of additional borrowings under uncommitted credit arrangements with banks. These borrowings were used to fund the acquisition costs of Ripon and Cascade.

Management believes the Company will be able to generate positive operating cash flows through its mix of businesses and expects that future liquidity requirements will be met through a combination of existing cash balances, operating cash flows and, as necessary, borrowings under committed and uncommitted credit arrangements.

During the first quarter of the prior fiscal year, the Company's Board of Directors approved an authorization to buy back up to two million shares of the Company's common stock from time to time as management determines. As of May 11, 2000, 690,700 shares remained available for repurchase pursuant to such authorization.

OUTLOOK

The Company's management believes that the opportunities in the private label and value brand areas are favorable for long-term growth. The Company anticipates maintaining its business and growth focus on these areas of food retailing.

Ralcorp operates in intensely competitive food categories. It is because of this competitive environment that it is important for the Company to continue to diversify and strengthen its business mix. The Company has taken significant steps to reshape the Company and lessen its reliance on any one business segment and to achieve sufficient scale in the categories in which it operates. Management expects to continue to improve its business mix through volume and profit growth of existing businesses, as well as through key strategic acquisitions or alliances. Acquisitions are opportunistic; therefore management does not control the availability of acquisition targets and acquisition timing.

The level of competition in the ready-to-eat cereal category is intense. Competition comes from large branded box cereal manufacturers, branded bagged cereal producers and other private label cereal providers. Recently, the cereal category has failed to record meaningful growth, which has added to the competitive environment. When the competition focuses on gaining volume through price/promotion, as has been the case in recent periods, the environment for a private label producer becomes even more challenging, while the profitability of the entire category is diminished. Ralston Foods must maintain an effective price gap between its quality private label cereal products and those of branded cereal producers, thereby providing the best value alternative for the consumer. Aggressive cost containment - and where possible, cost reductions - will continue to be a primary focus of the organization. Finally, the cereal division hopes to further its private label leading position through expanded distribution, garnering additional volume with the consolidating retail base and new product development/emulations.

The Company's cracker and cookie division, Bremner, also conducts business in a very competitive category. Major branded competitors continue to aggressively market and promote their branded offerings and many smaller, regional participants provide additional competitive pressures. In light of this environment, the Company's cracker and cookie business has had to defend its leading store brand cracker position. Bremner's ability to successfully respond to market conditions will be important to its results of operations. In addition, further integration of recent acquisitions should aid the division's outlook. Fiscal 2000 will bring the challenge of integrating the acquisitions of Ripon Foods, Inc., and Cascade Cookie Company. Ripon Foods is a high quality manufacturer of enrobed and wire-cut cookies and sugar wafers, giving Bremner the capability to produce a full line of cookies. Cascade is a high quality producer of cookies sold primarily through the in-store baking section of food markets. However, just as they have been key to Bremner's operating results to date, a focus on cost containment, the production of quality alternatives to branded products, an emphasis on improving its product mix, where possible, and organic volume growth, will be important to its future.

The outlook for the overall snack nut category remains favorable, as the category leader continues to drive growth in this snack food segment. As referred to above, the current year's first six months results were negatively impacted by the high cost of cashews - a key commodity ingredient - due to a worldwide shortage. Recently, it appears that cashew costs are trending down from significant highs. This easing of cashew prices should improve the profitability outlook for the Company's snack nut operation in the remainder of fiscal 2000. In addition, the Company's snack nut business is finalizing its consolidation of three plant operations down to two plants (the third snack nut operation came via the acquisition of Southern Roasted Nuts of Georgia, Inc., on March 24, 1999). The addition of chocolate candy capability through the acquisition of James P. Linette will increase the scope of products offered by the segment. From an operational perspective, Nutcracker Brands will continue to focus on fully leveraging the combined strengths of all of its operations, growing its customer base and maintaining the quality of its products.

The March 4, 1999 acquisition of Martin Gillet & Co., Inc. demonstrates the Company's strategy of diversifying its business portfolio, thereby reducing its reliance on any one operation. While adding Martin Gillet does expand Ralcorp's private label product offerings into the private label mayonnaise and shelf stable salad dressings, it also takes the Company into another competitive, commodity-driven category with large branded players and numerous regional producers. Management, however, believes opportunities exist to expand Martin Gillet's customer base and remove costs from this operation. Ultimately, the key opportunity is to benefit from a more diversified portfolio of product offerings.

Management will continue to explore those acquisition opportunities that strategically fit with the Company's intentions of being the premier provider of private label, or value-oriented, food products. Ralcorp's underleveraged balance sheet should provide the Company greater flexibility to act upon any such opportunities.


CAUTIONARY  STATEMENT  ON  FORWARD-LOOKING  STATEMENTS

Forward-looking statements, within the meaning of Section 21E of the Exchange Act are made throughout this document and include information under the section titled "Management's Discussion and Analysis of Financial Condition and Results of Operations," and are preceded by, followed by or include the words "believes," "should," "expects," "anticipates" or similar expressions elsewhere in this document. The Company's results of operations and financial condition may differ materially from those in the forward-looking statements. Such statements are based on management's current views and assumptions, and involve risks and uncertainties that could affect expected results. For example, any of the following factors cumulatively or individually may impact expected results:

(i) If the Company is unable to maintain a meaningful price gap between its private label products and the branded products of its competitors, successfully introduce new products or successfully manage costs across all parts of the Company, the Company's private label businesses could incur operating losses;

(ii) Consolidation among members of the grocery trade may lead to increased wholesale price pressure from larger grocery trade customers and could result in the loss of key cereal accounts if the surviving entities are not customers of the Company;

(iii) Significant increases in the cost of certain raw materials (e.g., wheat, soybean oil, various nuts) used in the Company's products, to the extent not reflected in the price of the Company's products, could adversely impact the Company's results;

(iv) In light of its significant ownership in Vail Resorts, Inc., the Company's non-cash earnings can be adversely affected by Vail's unfavorable performance;

(v) The Company is currently generating profit from certain co-manufacturing contract arrangements with other manufacturers within its competitive categories. The termination or expiration of these contracts, and the inability of the Company to replace this level of business could negatively affect the Company's operating results; and

(vi) The Company's businesses compete in mature segments with competitors having large percentages of segment sales.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Management believes that there have been no material changes in the Company's market risk during the six months ended March 31, 2000. For additional information, refer to Item 7(A) of the Company's Annual Report on Form 10-K for the year ended September 30, 1999.

PART  II.  OTHER  INFORMATION

There is no information required to be reported under any items except those indicated below.

Item  5.  Other  Information

On May 2, 2000 the Registrant announced that on May 1, 2000 it completed the purchase of James P. Linette, Inc., a privately held chocolate candy manufacturer located in Womelsdorf, PA. Linette gives the Company's snack nut business new capabilities in the higher consumer consumption areas of store brand candy and chocolate-coated nuts. Annual sales for Linette are approximately $28 million.

Item  6.  Exhibits  and  Reports  on  Form  8-K.

(a)     Exhibits

27      Financial  Data  Schedule


(b)     Reports  on  Form  8-K

On January 28, 2000 the Registrant reported improved First Quarter Fiscal 2000 earnings for the first quarter ended December 31, 1999.


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