Form 10-Q
period 2000-06-30
RALCORP HOLDINGS INC /MO
filed 2000-08-14
CIK 1029506

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark  One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000.

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO __________.

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

           Common  Stock                     Outstanding Shares at
       par value $.01 per share                 August 10, 2000
                                                   29,859,907

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

Item  2.  Management's  Discussion  and  Analysis  of  Financial
          Conditions  and  Results  of  Operations                     7

Item  3.  Quantitative  and  Qualitative  Disclosures
          About  Market  Risk                                         12


PART  II.  OTHER  INFORMATION

Item  6.  Exhibits  and  Reports on Form 8-K                          13







                                       (i)

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

                           RALCORP HOLDINGS, INC.
                      CONSOLIDATED STATEMENT OF EARNINGS
        (Dollars in millions except per share data, shares in thousands)

                                        Three Months Ended    Nine Months Ended
                                            June 30,              June 30,
                                        ------------------    ------------------
                                          2000      1999        2000      1999
                                        --------  --------    --------  --------
Net Sales                               $ 172.1   $ 154.4     $ 550.2   $ 459.6
                                        --------  --------    --------  --------
Costs and Expenses
  Cost of products sold                   131.4     114.6       417.8     335.2
  Selling, general and administrative      22.9      21.2        69.5      64.6
  Advertising and promotion                 5.2       5.5        17.4      18.8
  Interest expense, net                     1.9        .5         4.3        .8
  Equity in earnings
   of Vail Resorts, Inc.                   (9.8)     (7.0)       (8.2)     (7.1)
                                        --------  --------    --------  --------
                                          151.6     134.8       500.8     412.3
                                        --------  --------    --------  --------
Earnings before Income Taxes               20.5      19.6        49.4      47.3
Income Taxes                                7.6       7.5        18.3      18.0
                                        --------  --------    --------  --------

Net Earnings                            $  12.9   $  12.1     $  31.1   $  29.3
                                        ========  ========    ========  ========

Basic Earnings per Share                $   .43   $   .39     $  1.03   $   .94
                                        ========  ========    ========  ========
Diluted Earnings per Share              $   .43   $   .38     $  1.01   $   .92
                                        ========  ========    ========  ========

Weighted average shares for
 basic earnings per share                29,875    31,141      30,247    31,231
Dilutive effect of:
  Stock options                              78       362         256       338
  Deferred compensation awards              207       246         205       251
                                        --------  --------    --------  --------
Weighted average shares for
 diluted earnings per share              30,160    31,749      30,708    31,820
                                        ========  ========    ========  ========

See  accompanying  Notes  to  Condensed  Consolidated  Financial  Statements.

                        RALCORP  HOLDINGS,  INC.
                      CONSOLIDATED  BALANCE  SHEET
                             (Condensed)
                         (Dollars  in  millions)

                                                   June 30,   Sept. 30,
                                                    2000        1999
                                                  ---------   ---------
ASSETS
Current Assets
  Cash and cash equivalents                       $    .9     $   1.9
  Receivables, net                                   58.0        59.9
  Inventories -
   Raw materials and supplies                        36.1        31.9
   Finished products                                 50.0        43.4
  Prepaid expenses                                    2.9         2.8
  Other current assets                                5.6         5.5
                                                 ---------   ---------
    Total Current Assets                            153.5       145.4

Investment in Vail Resorts, Inc.                     78.9        70.7
Other Investments                                     1.2           -
Intangible Assets, Net                              155.7       100.7
Property, Net                                       197.0       165.5
Other Assets                                           .5         1.5
                                                 ---------   ---------
    Total Assets                                  $ 586.8     $ 483.8
                                                 =========   =========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                $  40.3     $  53.4
  Other current liabilities                          34.5        23.7
                                                 ---------   ---------
    Total Current Liabilities                        74.8        77.1

Long-term Debt                                      119.3        42.8
Deferred Income Taxes                                15.6         6.9
Other Liabilities                                    32.1        32.9
                                                 ---------   ---------
    Total Liabilities                               241.8       159.7
                                                 ---------   ---------
Shareholders' Equity
  Common stock                                         .3          .3
  Capital in excess of par value                    110.0       110.1
  Retained earnings                                 287.4       256.3
  Common stock in treasury, at cost                 (52.7)      (42.6)
                                                 ---------   ---------
    Total Shareholders' Equity                      345.0       324.1
                                                 ---------   ---------
    Total Liabilities and Shareholders' Equity    $ 586.8     $ 483.8
                                                 =========   =========

See  accompanying  Notes  to  Condensed  Consolidated  Financial  Statements.

                        RALCORP  HOLDINGS,  INC.
                 CONSOLIDATED  STATEMENT  OF  CASH  FLOWS
                             (Condensed)
                        (Dollars  in  millions)


                                                    Nine Months Ended
                                                         June 30,
                                                   -------------------
                                                     2000       1999
                                                   --------   --------
Cash Flows from Operations
  Net earnings                                     $  31.1    $  29.3
  Non-cash items included in net earnings             20.9       18.2
  Changes in working capital, net of
   effects of acquisitions                            (8.8)     (21.7)
  Other, net                                          (1.0)       1.6
                                                   --------   --------
    Net cash flow provided by operations              42.2       27.4
                                                   --------   --------

Cash Flows from Investing Activities
  Business acquisitions, net of cash acquired        (91.8)     (53.5)
  Additions to property and intangible assets        (17.8)     (15.2)
  Proceeds from sale of property                        .1         .1
                                                   --------   --------
    Net cash used by investing activities           (109.5)     (68.6)
                                                   --------   --------

Cash Flows from Financing Activities
  Proceeds under credit arrangements, net             76.5       40.8
  Purchase of treasury stock                         (10.6)     (10.0)
  Proceeds from the exercise of stock options           .4         .2
                                                   --------   --------
    Net cash provided by financing activities         66.3       31.0
                                                   --------   --------

Net Decrease in Cash and Cash Equivalents             (1.0)     (10.2)
Cash and Cash Equivalents, Beginning of Period         1.9       12.3
                                                   --------   --------

Cash and Cash Equivalents, End of Period           $    .9    $   2.1
                                                   ========   ========

See  accompanying  Notes  to  Condensed  Consolidated  Financial  Statements.

                             RALCORP  HOLDINGS,  INC.
              NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
                                 JUNE  30,  2000
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

On October 4, 1999, the Company completed the purchase of Ripon Foods, Inc. for $43.1, of which $38.3 has been paid in cash as of June 30, 2000. Ripon Foods, which is included in Ralcorp's Cereals, Crackers & Cookies segment, manufactures a wide variety of high quality private label and branded cookie products, including sugar wafers and wire cut and enrobed cookies. Ripon Foods is located in Ripon, WI, owns two operating facilities in Ripon and has annual sales of approximately $64.

On  January  31,  2000,  the  Company  completed  the purchase of Cascade Cookie
Company,  Inc.  for  $22.0.  Cascade,  which  is  included in Ralcorp's Cereals,
Crackers & Cookies segment, is a leading manufacturer and marketer of high quality cookies that are sold to the in-store bakeries of major U.S. grocery chains and selected mass merchandisers. Cascade is located in Kent, WA, leases one operating facility in Kent and has annual sales of approximately $19.

On May 1, 2000, the Company completed the purchase of James P. Linette, Inc. for $31.8. Linette, which is included in Ralcorp's Snack Nuts & Candy segment, manufactures chocolate products, including peanut butter and caramel cups, as well as chocolate covered peanuts. Linette is located in Womelsdorf, PA, owns one operating facility in Womelsdorf and has annual sales of approximately $28.

All of these acquisitions were accounted for using the purchase method, whereby the results of operations are included in the consolidated statement of earnings from the date of acquisition. Pro forma results of the Company, assuming these acquisitions had been made at the beginning of each period presented, would not be materially different from the results reported. Under purchase accounting, the purchase price is allocated to acquired assets and liabilities based on their estimated fair values at the date of acquisition, and any excess is allocated to goodwill. Such allocations are subject to adjustment when additional analysis concerning asset and liability balances is finalized. Management does not expect the final allocations to differ materially from the preliminary allocation amounts included herein. Goodwill relating to each acquisition is being amortized on a straight-line basis over 25 years.

NOTE  3  -  RECEIVABLES,  NET  consisted  of  the  following:

                                      June 30,   Sep. 30,
                                        2000       1999
                                      --------   --------
Receivables                           $  59.5    $  62.0
Allowance for doubtful accounts          (1.5)      (2.1)
                                      --------   --------
                                      $  58.0    $  59.9
                                      ========   ========

NOTE  4  -  OTHER  INVESTMENTS

In March 2000, the Company funded a portion of its deferred compensation liability by investing $1.2 million in certain mutual funds in the same amounts as selected by the participating employees. Because management's intent is to invest in a manner that matches the deferral options chosen by the participants and those participants can elect to transfer amounts in or out of each of the designated deferral options at any time, these investments have been classified as trading assets and are stated at fair value. Both realized and unrealized gains and losses on these assets are included in earnings and offset the related change in the deferred compensation liability.

NOTE  5  -  INTANGIBLE  ASSETS,  NET  consisted  of  the  following:

                                      June 30,   Sep. 30,
                                        2000       1999
                                      --------   --------
Intangible assets at cost             $ 172.8    $ 110.8
Accumulated amortization                (17.1)     (10.1)
                                      --------   --------
                                      $ 155.7    $ 100.7
                                      ========   ========

NOTE  6  -  PROPERTY,  NET  consisted  of  the  following:

                                      June 30,   Sep. 30,
                                        2000       1999
                                      --------   --------
Property at cost                      $ 326.0    $ 280.4
Accumulated depreciation               (129.0)    (114.9)
                                      --------   --------
                                      $ 197.0    $ 165.5
                                      ========   ========

NOTE  7  -  LONG-TERM  DEBT

The Company had outstanding borrowings of $119.3 and $42.8 as of June 30, 2000 and September 30, 1999, respectively. Of the June 30 balance, $70.0 was borrowed under the Company's $125 revolving credit agreement and the remaining $49.3 was made available through uncommitted credit arrangements with banks. The debt was classified as long-term debt based on management's ability and intent to refinance it on a long-term basis. The additional borrowings during the period were used to help fund the acquisitions of Ripon Foods, Cascade and Linette.

NOTE  8  -  SEGMENT  INFORMATION

The  tables  below  present information about the Company's reportable segments:

                                      Three Months Ended    Nine Months Ended
                                           June 30,              June 30,
                                      ------------------    ------------------
                                        2000      1999        2000      1999
                                      --------  --------    --------  --------
Net Sales
  Cereals, Crackers & Cookies         $ 119.9   $ 108.8     $ 380.0   $ 347.4
  Snack Nuts & Candy                     35.5      27.4       121.5      88.5
  Mayonnaise & Dressings                 16.7      18.2        48.7      23.7
                                      --------  --------    --------  --------
  Total                               $ 172.1   $ 154.4     $ 550.2   $ 459.6
                                      ========  ========    ========  ========

Operating Profit
  Cereals, Crackers & Cookies         $  11.7   $  12.6     $  42.2   $  39.9
  Snack Nuts & Candy                      1.1       1.4         5.6       6.2
  Mayonnaise & Dressings                   .8        .5         1.7        .9
                                      --------  --------    --------  --------
    Total segment operating profit       13.6      14.5        49.5      47.0
  Equity earnings                         9.8       7.0         8.2       7.1
  Unallocated corporate expenses         (2.9)     (1.9)       (8.3)     (6.8)
                                      --------  --------    --------  --------
  Earnings before income taxes        $  20.5   $  19.6     $  49.4   $  47.3
                                      ========  ========    ========  ========

                                      June 30,  Sep. 30,
                                        2000      1999
                                      --------  --------
Total Assets
  Cereals, Crackers & Cookies         $ 335.4   $ 272.2
  Snack Nuts & Candy                    120.4      87.1
  Mayonnaise & Dressings                 41.1      41.7
  Corporate                              89.9      82.8
                                      --------  --------
  Total                               $ 586.8   $ 483.8
                                      ========  ========

NOTE  9  -  SUBSEQUENT  EVENTS

On July 10, 2000, the Company entered into a $200 revolving credit agreement to supplement its existing $125 revolving credit agreement. Borrowings under the new agreement bear interest at either, at the Company's option, (1) LIBOR plus the applicable margin rate of 1.00% or (2) the maximum of the federal funds rate plus the applicable margin rate of 0.50% or the prime rate. Such borrowings are unsecured and mature on April 10, 2001 unless such date is extended. The new agreement calls for an unused commitment fee of 0.20%, payable quarterly in arrears, and contains certain representations, warranties, covenants and conditions customary to credit facilities of this nature. A copy of the $200 million credit agreement was filed as an exhibit to the Company's Current Report on Form 8-K filed on July 27, 2000.

On July 14, 2000, the Company completed the purchase of the Red Wing Company, Inc., for $132.5. Red Wing is a leading manufacturer of a variety of private label products including mayonnaise, pourable salad dressings, jams and jellies, peanut butter, table syrups, ketchup and other tomato based sauces. Its plants are owned and are located in Fredonia, NY; Dunkirk, NY; Streator, IL; San Jose,

CA; and Colusa County, CA. Red Wing recorded sales of $348 million for its fiscal year ended April 29, 2000. Red Wing and Martin Gillet will be operated as a single division of Ralcorp.

On July 24, 2000, the Company announced that it plans to relocate Martin Gillet's Baltimore production lines to Dunkirk, NY.

On August 8, 2000, Ralcorp and Agribrands International, Inc. (NYSE: AGX) announced they have entered into a definitive agreement to combine in a merger-of-equals transaction. For more information, refer to the Company's
Current  Report  on  Form  8-K  filed  on  that  date.


Item 2.    Management's Discussion and Analysis of Financial Condition
                            and Results of Operations

RESULTS  OF  OPERATIONS

OVERVIEW
Net earnings for the third quarter ended June 30, 2000 were $12.9 million ($.43 per diluted share), up $.8 million from the third quarter last year. Net earnings for the nine-month period ended June 30, 2000 were $31.1 million, up
6.1  percent  from  $29.3  million  last  year.

Total net sales were up $17.7 million and $90.6 million for the three and nine months ended June 30, 2000, respectively. These 11 percent and 20 percent increases are primarily due to the timing of the Company's strategic business acquisitions. Net sales by segment are presented in the table below and discussed in the following segment analysis sections.

NET SALES BY SEGMENT              Three Months Ended      Nine Months Ended
(in millions)                          June 30,               June 30,
-----------------------------    --------------------   --------------------
                                   2000        1999       2000        1999
                                 ---------  ---------   ---------  ---------
Ralston Foods                     $  66.5    $  68.8     $ 210.3    $ 219.1
Bremner                              53.4       40.0       169.7      128.3
                                 ---------  ---------   ---------  ---------
  CEREALS, CRACKERS & COOKIES       119.9      108.8       380.0      347.4
  SNACK NUTS & CANDY                 35.5       27.4       121.5       88.5
  MAYONNAISE & DRESSINGS             16.7       18.2        48.7       23.7
                                 ---------  ---------   ---------  ---------
    Total Net Sales               $ 172.1    $ 154.4     $ 550.2    $ 459.6
                                 =========  =========   =========  =========

Cost of products sold as a percentage of sales was 76.4% and 75.9% for the quarter and nine months ended June 30, 2000, respectively, compared to 74.2% and 72.9% for the quarter and nine months ended June 30, 1999. The increases are primarily the result of the change in the segment sales mix, with larger portions coming from the more commodity-driven Snack Nuts & Candy and Mayonnaise & Dressings businesses, which have higher costs of sales than the Cereals, Crackers & Cookies businesses. This effect has been compounded by temporary ingredient and labor cost increases within the snack nuts operation.

Selling, general and administrative expenses were 13.3% and 12.6% of sales for the quarter and nine months ended June 30, 2000, respectively, down from 13.7% and 14.1% in the corresponding periods last year. This decrease is again attributable to the Company's changing business mix, since both the Snack Nuts & Candy segment and the Mayonnaise & Dressings segment operate on a lower administrative cost base. This category of expenses was also affected by favorable mark-to-market adjustments related to the Company's deferred compensation liability, largely based on changes in Ralcorp's stock price. These adjustments yielded pre-tax income of $.6 million and $1.6 million for the quarter and nine months ended June 30, 2000, respectively, compared to pre-tax income of $.4 million for last year's third quarter and pre-tax expense of $.7 million for the nine months ended June 30, 1999.

Advertising and promotion expenses were 3.0% and 3.2% of sales for the quarter and nine-month periods ended June 30, 2000, respectively, down from 3.6% and 4.1% in the corresponding periods last year. The decline was primarily due to the aforementioned changing business mix. As a predominantly store brand company, the level of advertising and promotional expenditures will likely remain minor.

Interest expense for the quarter and nine months ended June 30, 2000 was $1.9 and $4.3, respectively, compared to $.5 million and $.8 million for the corresponding periods a year ago. The increase is the result of additional debt outstanding throughout the current year periods due to the acquisitions of Ripon Foods in October 1999, Cascade Cookie Company in January 2000, and James P. Linette in May 2000.

For the third quarter ended June 30, 2000, the Company's 21.8 percent ownership interest in Vail Resorts, Inc. resulted in non-cash pre-tax earnings of $9.8 million, compared to $7.0 million for last year's third quarter. Vail Resorts reported an increase in skier days and a favorable skier visit mix in its third fiscal quarter this year, which includes February, March and April. That quarter also included expected net proceeds from a Reduced Skier Day Insurance Policy claim related to its second fiscal quarter, which was hurt by both poor early season snowfall and a significant decline in vacation travel around the New Years' holiday due to Y2K concerns. Ralcorp's equity in the earnings of Vail Resorts, Inc. was up $1.1 million, or 15.5%, for the nine months ended June 30, 2000.

The effective income tax rate was 37.0 percent for the quarter and nine months ended June 30, 2000 and 38.0 percent in the corresponding periods ended June 30, 1999. The decrease is primarily due to reduced state income taxes.

CEREALS,  CRACKERS  &  COOKIES
Third quarter and nine-month net sales for the Cereals, Crackers & Cookies segment were up $11.1 million and $32.6 million, respectively, from last year. This increase is due to the additional revenue acquired through the current year purchases of Ripon Foods, Inc. and Cascade Cookie Company, Inc., which are operated as part of Bremner, Ralcorp's cracker and cookie division. Ripon Foods, a cookie, sugar wafer and breakfast bar producer, was acquired on October 4, 1999, and Cascade, which produces cookies for in-store bakeries, was acquired on January 31, 2000. Third quarter cracker volumes of the pre-existing Bremner businesses declined 5 percent from the prior year, primarily due to lower industry demand in the saltines category. Nevertheless, cracker volumes for the nine-month period were up slightly from last year due to strong sales in this year's first fiscal quarter.

The Company's ready-to-eat and hot cereal division, Ralston Foods, recorded decreased sales for the three-month and nine-month periods, principally due to lower volumes. Previously, Company management disclosed that a cereal co-manufacturing agreement was terminated effective December 31, 1999. The reduction of volume related to this agreement was the primary factor in the revenue decline at Ralston Foods. Importantly, Ralston Foods' base store brand ready-to-eat cereal (RTE) volume declined less than 1 percent during the three months ended June 30, 2000, outperforming the overall RTE cereal category.
Couple this minor volume decline with a favorable product mix and revenue related to Ralston Foods' store brand RTE business actually improved quarter-over-quarter. The Company's hot cereal volume declined 6 percent for the seasonally slow quarter ended June 30, 2000. While the hot cereal volume was off from the prior year third quarter, a continued product mix improvement offset a significant portion of the volume decline. Volume comparisons for the nine months ended June 30, 2000 reflected declines as store brand RTE cereal volumes fell 1.6 percent from last year compared to a corresponding .2 percent increase for the prior year period. Hot cereal volume for the same period was down 6 percent from last year compared to a corresponding 23 percent increase for the prior year period. The nine-month year-over-year revenue decline at Ralston Foods, however, was primarily due to the loss of the co-manufacturing agreement.

From an operating results perspective, the Cereals, Crackers & Cookies segment recorded third quarter operating profit down $.9 million from the prior year and nine-month profit up $2.3 million. Bremner operating profit improved in both the quarter and nine-month periods due to the current year cookie business acquisitions, as well as favorable product mix and raw material and packaging supply costs in the cracker operations. Ralston Foods' third quarter operating profit decline more than offset the third quarter improvements at Bremner, mainly because of the aforementioned loss of co-manufacturing business and the resulting unfavorable effect on production volume and plant efficiencies. The Company previously disclosed that the loss of this co-manufacturing agreement could negatively impact diluted earnings per share for the last nine months of fiscal 2000 in the range of $.08 to $.10 per share. While this range continues to appear reasonable, the Company remains very active in its efforts to replace this lost business via other co-manufacturing opportunities, increased distribution and new product emulations. For the nine-month period, Ralston Foods reported lower operating profit, again driven principally by the reduction of co-manufacturing business. Offsetting a portion of this unfavorability was an improved product mix and lower overall costs.

SNACK  NUTS  &  CANDY
Third quarter net sales for the Snack Nuts & Candy segment increased 30 percent, reflecting incremental business from James P. Linette, Inc., as well as significantly improved organic volumes. Linette, a chocolate candy manufacturer, was acquired on May 1, 2000. For the year to date, the Company also benefited from a full nine months of business from its acquisition of Southern Roasted Nuts of Georgia. Southern Roasted Nuts was acquired in late
March 1999. The Georgia facility was closed the end of April 2000, consolidating the operations of the three snack nut businesses into two locations at Billerica, MA and Dothan, AL.

Despite the improved volumes and net sales, Snack Nuts third quarter operating profit fell $.3 million from last year as the segment continued to be negatively impacted by high ingredient costs, as well as increased labor costs due to initial inefficiencies related to the moving of production lines from the Georgia plant to the other facilities. Management anticipates improved ingredient costs and operating efficiencies for the Company's fourth quarter. Furthermore, management believes fiscal 2001 operating profit will reflect increased efficiencies from the combined nut facilities.

MAYONNAISE  &  DRESSINGS
The Company's fiscal 2000 third quarter net sales and operating profit included $16.7 million and $.8 million, respectively, from Martin Gillet, a maker of private label mayonnaise and salad dressings. Martin Gillet's third quarter net sales were down 8 percent from the prior year as a result of customer mix, with higher co-manufacturing and retail volume partially offset by lower foodservice volume. Operating profit was up $.3 million for the third quarter, which benefited from lower ingredient costs. For the nine months ended June 30, 2000, net sales were $48.7 and operating profit was $1.7. Martin Gillet was acquired at the beginning of March 1999, so prior year net sales and operating profit included only $23.7 million and $.9 million, respectively, for Ralcorp's nine months ended June 30, 1999.

On July 14, 2000, Ralcorp completed the purchase of the Red Wing Company, Inc., a leading manufacturer of private label shelf-stable wet filled type products with sales of $348 million for its fiscal year ended April 29, 2000. Red Wing and Martin Gillet will be operated as a single division of Ralcorp. On July 24, 2000, the Company announced that it plans to relocate Martin Gillet's Baltimore production lines to Dunkirk, NY. The Company expects to record a charge to fourth quarter earnings of between $.04 and $.08 per diluted share for employee severance and other costs associated with this move

FINANCIAL  CONDITION

At June 30, 2000, the Company continued to show substantial liquidity with net working capital (excluding cash and cash equivalents) of $77.8 million, up from $66.4 million at September 30, 1999. Excluding the net working capital acquired during the nine months, which was $2.6 million, the increase for the period was $8.8 million. Capital resources remained strong with a net worth of $345.0 million and a long-term debt to total capital ratio of 25.7 percent at June 30, 2000.

The Company's primary source of liquidity is cash flows from operations, which provided $41.7 million in the nine months ended June 30, 2000 through net earnings (excluding noncash expenses and earnings) offset by the increase in working capital. Net cash used by investing activities included $38.2 million for the acquisition of Ripon Foods, Inc. in October 1999, $22.0 million for the January 2000 acquisition of Cascade Cookie Company, Inc., and $31.6 million for the acquisition of James P. Linette, Inc. in May 2000. Capital expenditures were $17.8 million for the first nine months this year, up from $15.2 million for the same period last year, a trend which is expected to continue. During February, March and May 2000, the Company repurchased more than 700,000 shares of its common stock for $10.6 million. During the nine months ended June 30, 2000, long-term debt increased $76.5 million as a result of additional borrowings under uncommitted credit arrangements with banks, as well as under the Company's $125 million revolving credit agreement. These borrowings were used to fund the acquisition costs of Ripon, Cascade and Linette.

Management believes the Company will be able to generate positive operating cash flows through its mix of businesses and expects that future liquidity requirements will be met through a combination of existing cash balances, operating cash flows and, as necessary, borrowings under committed and uncommitted credit arrangements. See Note 9 of the accompanying Notes to Condensed Consolidated Financial Statements for information about the Company's new $200 revolving credit agreement.

During the first quarter of the prior fiscal year, the Company's Board of Directors approved an authorization to buy back up to two million shares of the Company's common stock from time to time as management determines. As of August 11, 2000, 690,700 shares remained available for repurchase pursuant to such authorization.


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

The outlook for Ralcorp's Snack Nuts & Candy segment remains favorable, as the snack nut category leader continues to drive growth in this snack food segment. As referred to above, the current year's first nine months results were negatively impacted by the high cost of cashews - a key commodity ingredient - due to a worldwide shortage. In recent months, cashew costs have trended down from significant highs. This easing of cashew prices should improve the profitability outlook for the Company's snack nut operation in the remainder of fiscal 2000 and in fiscal 2001. In addition, the Company's snack nut business has completed its consolidation of three plant operations down to two plants. The addition of chocolate candy capability through the acquisition of James P. Linette has increased the scope of products offered by the segment. From an operational perspective, the segment will continue to focus on fully leveraging the combined strengths of all of its operations, growing its customer base and maintaining the quality of its products.

The March 4, 1999 acquisition of Martin Gillet & Co., Inc. and the July 14, 2000 acquisition of The Red Wing Company, Inc. demonstrate the Company's strategy of diversifying its business portfolio, thereby reducing its reliance on any one operation. While adding Martin Gillet and Red Wing does expand Ralcorp's private label product offerings into private label mayonnaise, dressings, etc., it also takes the Company into another competitive, commodity-driven category with large branded players and numerous regional producers. Management, however, believes opportunities exist to expand this new segment's customer base and remove costs from this operation. Ultimately, the key opportunity is to benefit from a more diversified portfolio of product offerings.

Management will continue to explore those acquisition opportunities that strategically fit with the Company's intentions of being the premier provider of private label, or value-oriented, food products. Ralcorp's underleveraged balance sheet should provide the Company the necessary flexibility to act upon any such opportunities. Furthermore, on August 8, 2000, the Company and Agribrands International, Inc. announced they have entered into a definitive agreement to combine in a merger-of-equals transaction. The transaction combines Ralcorp's leadership position in U.S. private label foods with Agribrands' portfolio of premium animal feed businesses in 16 countries around the world. The combined company should have greater economic scale and greater geographic and product line diversification. The transaction should enable the combined company to expand its domestic private label food business. In order to maintain operational focus, the businesses will continue to be managed separately with oversight from the new holding company. On August 8, 2000, the Company filed a Current Report on form 8-K attached to which was a copy of the press release announcing the transaction and a copy of the Agreement and Plan of Reorganization related to the transaction.


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

(iv) In light of its significant ownership in Vail Resorts, Inc., the Company's non-cash earnings can be adversely affected by Vail Resorts' unfavorable performance;

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

(vii) Nabisco Group Holdings has announced that it intends to sell Nabisco to the Kraft division of Phillip Morris. Further, Flowers Industries announced that it plans to explore the sale of Keebler. The impact of these transactions upon the Company, if any, cannot be determined at this time; and

(viii) The merger of the Company and Agribrands International, Inc. is conditioned, among other things, upon two-thirds approval of Ralcorp and Agribrands shareholders, receipt of a ruling from the Internal Revenue Service that the transaction will not affect the tax-free status of Agribrands' spin-off from Ralston Purina Company in 1998, and customary regulatory approvals. The Company's Current Report on Form 8-K filed on August 8, 2000 contains additional factors that may negatively impact the merger.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Management believes that there have been no material changes in the Company's market risk during the nine months ended June 30, 2000. For additional information, refer to Item 7(A) of the Company's Annual Report on Form 10-K for the year ended September 30, 1999.

PART  II.  OTHER  INFORMATION

There is no information required to be reported under any items except those indicated below.

Item  6.  Exhibits  and  Reports  on  Form  8-K.

(a)     Exhibits

27     Financial  Data  Schedule


(b)     Reports  on  Form  8-K

On April 27, 2000, the Registrant announced earnings for the second quarter ended March 31, 2000.

On June 16, 2000, the Registrant announced Ralcorp's signing of a definitive agreement to purchase The Red Wing Company, Inc.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              RALCORP  HOLDINGS,  INC.



                              By:  /s/ T. G. Granneman
                                   -------------------
                                   T.  G.  Granneman
                                   Duly  Authorized  Signatory  and
                                   Chief  Accounting  Officer

                                  EXHIBIT INDEX

Exhibit
Number              Description
------              -----------

  27     Financial  Data  Schedule