Form 10-K
period 2000-09-30
RALCORP HOLDINGS INC /MO
filed 2000-12-27
CIK 1029506

________________________________________________________________________________
================================================================================
                       SECURITIES  AND  EXCHANGE  COMMISSION
                             WASHINGTON,  D.C.  20549

                                    FORM  10-K

              [X]  ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(d)
                      OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934
                  For  the  fiscal  year  ended  September  30,  2000

                                        OR

             [ ]  TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE  ACT  OF  1934

                           COMMISSION  FILE  NO.  1-12619
                             RALCORP  HOLDINGS,  INC.
             (Exact name of Registrant as specified in its Articles)

            MISSOURI                            43-1766315
    (State of Incorporation)        (I.R.S. Employer Identification Number)

                                800  MARKET  STREET
                           ST.  LOUIS,  MISSOURI  63101
                                 (314)  877-7000
    (Address,  including zip code, and telephone number, including area code, of
                    Registrant's  principal  executive  offices)

             Securities registered pursuant to Section 12(b) of the Act:

     Title  of  each  class           Name of each exchange on which registered
     ----------------------           -----------------------------------------
  Common Stock, $.01 par value               New York Stock Exchange, Inc.
  Common Stock Purchase Rights               New York Stock Exchange, Inc.

        SECURITIES  REGISTERED  PURSUANT  TO  SECTION  12(g)  OF  THE ACT:  NONE

     Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[x]

     Aggregate market value of the voting stock held by non-affiliates of the Registrant was $427,458,103 based upon the closing market price on December 18, 2000. Excluded from this figure is the voting stock held by Registrant's Directors, who are the only persons known to Registrant who may be considered to be its "affiliates" as defined under Rule 12b-2.

     Number of shares of Common Stock, $.01 par value, outstanding as of close of business on December 18, 2000: 29,859,907.


                       DOCUMENTS INCORPORATED BY REFERENCE

     Registrant's Notice of Annual Meeting and Proxy Statement relating to its 2001 Annual Meeting (to be filed), to the extent indicated in Part III.

________________________________________________________________________________
================================================================================

                                  TABLE OF CONTENTS

                                     PART I
Item  1.     Business                                                         4
Item  2.     Properties                                                       7
Item  3.     Legal  Proceedings                                               7
Item  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders      8
Item  4A.    Executive  Officers  of  the  Registrant                         8

                                     PART II
Item  5.     Market for Registrant's Common Equity and Related Stockholder
             Matters                                                          9
Item  6.     Selected  Financial  Data                                        9
Item  7.     Management's Discussion and Analysis of Financial Condition
             and Results  of  Operations                                     10
Item  7A.    Quantitative  and Qualitative Disclosures About Market Risk     16
Item  8.     Financial  Statements  and  Supplementary  Data                 16
Item  9.     Changes in and Disagreements With Accountants on Accounting
             and Financial  Disclosure                                       37

                                    PART III
Item  10.    Directors  and  Executive  Officers  of  the  Registrant        37
Item  11.    Executive  Compensation                                         38
Item  12.    Security Ownership of Certain Beneficial Owners and
             Management                                                      38
Item  13.    Certain  Relationships  and  Related  Transactions              38

                                     PART IV
Item  14.    Exhibits, Financial Statement Schedules, and Reports on
             Form 8-K                                                        38

                  CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

     Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Report. These forward-looking statements are sometimes identified by their use of terms and phrases such as "believes," "should," "expects," "anticipates," "intends," "will" or similar expressions elsewhere in this Report. The Company's results of operations and financial condition may differ materially from those in the forward-looking statements. Such statements are based on management's current views and assumptions, and involve risks and uncertainties that could affect expected results. For example, any of the following factors cumulatively or individually may impact expected results:

(i) If the Company is unable to maintain a meaningful price gap between its private label products and the branded products of its competitors, successfully introduce new products or successfully manage costs across all parts of the Company, the Company's private label businesses could incur operating losses;

(ii) Consolidation among members of the grocery trade may lead to increased wholesale price pressure from larger grocery trade customers and could result in the loss of key accounts if the surviving entities are not customers of the Company;

(iii) Significant increases in the cost of certain raw materials (e.g., wheat, soybean oil, various nuts) or energy used to manufacture the Company's products, to the extent not reflected in the price of the Company's products, could adversely impact the Company's results;

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

(vii) The Company has realized increases to sales and earnings through the acquisitions of businesses, but the ability to undertake future acquisitions depends on many factors that the Company does not control, such as identifying acquisition candidates and negotiating satisfactory terms upon which to purchase such candidates; and

(viii) Several of the Company's key competitors have been or are being sold. Such changes in ownership could lead to the competitors adopting different marketing and sales strategies that could negatively impact the Company.

                                     PART I

ITEM  1.     BUSINESS

     Ralcorp Holdings, Inc. is a Missouri corporation incorporated on October 23, 1996. Its principal executive offices are located at 800 Market Street, Suite 2900, St. Louis, Missouri 63101. The terms "Company", "Ralcorp" and "Registrant" as used herein refer to Ralcorp Holdings, Inc. and its consolidated subsidiaries.

     The Company is primarily engaged in the manufacturing, distribution and marketing of private label ready-to-eat and hot cereal products, private label and branded crackers and cookies, private label and value branded snack nuts and chocolate candy and private label wet filled products such as salad dressings, mayonnaise, peanut butter, syrups, jams and jellies, and specialty sauces.

     The following sections of this report contain financial and other information concerning the Company's business developments and operations, and are incorporated into this Item 1: "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 of this Report; Note 16 "Segment Information", Note 2 "Acquisitions and Divestitures" and Note 7 "Supplemental Earnings Statement and Cash Flow Information" to the Financial Statements filed as part of this document under Item 8.


                          RECENT BUSINESS DEVELOPMENTS

     On October 5, 1999, the Company announced it completed the purchase of Ripon Foods, Inc. for $44 million.

     On January 31, 2000, the Company announced it completed the purchase of Cascade Cookie Company, Inc. for $22 million.

     On May 1, 2000, the Company announced it completed the purchase of James P. Linette, Inc. for $31.5 million.

     On July 14, 2000, the Company announced it completed the purchase of The Red Wing Company, Inc. for $132.5 million.

     On August 8, 2000, the Company announced it had signed a merger agreement with Agribrands International, Inc.

     On December 4, 2000, the Company announced that Agribrands International, Inc. had terminated the proposed merger with the Company.

             OTHER INFORMATION PERTAINING TO THE BUSINESS OF THE COMPANY

TRADEMARKS

     The Company owns a number of trademarks that it considers substantially important to its business, including "Nutcracker", "Flavor House", "Rippin Good", "Golden Batch", "Major Peters", and "Linette".

SEGMENTS

     The  Company  is presently comprised of three reportable business segments:
Cereals, Crackers & Cookies; Snack Nuts & Candy; and Dressings, Syrups, Jellies & Sauces.

     CEREALS,  CRACKERS  &  COOKIES

     The Cereals, Crackers & Cookies segment is composed of two product lines: private label ready-to-eat and hot cereals, (the "Private Label Cereal Business"); and private label and branded crackers and cookies (the "Cracker and Cookie Business"). In fiscal 2000, these product lines accounted for approximately 55% and 45%, respectively, of the Company's Cereals, Crackers & Cookies segment sales.

     Private  Label  Cereal  Business

     Private label ready-to-eat cereals are currently produced at three operating facilities. The Company's Cracker and Cookie Business produces a shredded wheat cereal for the Private Label Cereal Business. Private label and branded hot cereals are produced at one facility. The hot cereal products include old fashioned oatmeal, quick oats, plain instant oatmeal, flavored instant oatmeal, farina and instant "Ralston", a branded hot wheat cereal. The Private Label Cereal Business also sells hot cereal under the brand "3 Minute Brand Oats". The Company believes it is the largest manufacturer of the private label ready-to-eat and hot cereals.

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

     Cracker  and  Cookie  Business

     The Company believes its Cracker and Cookie Business is currently the leading private label cracker manufacturer and a key producer of private label and branded cookies for sale in the United States. Also, the business produces cookies for sale in the in-store bakery sections of food retailers. The Cracker and Cookie Business also produces "Ry Krisp" branded crackers. Management positions the Cracker and Cookie Business as a low cost, premier quality producer of a wide variety of private label crackers and cookies.

     The Cracker and Cookie Business operates seven plants: one produces solely "Ry Krisp" crackers, two produce private label crackers and cookies, three produce private label and branded cookies and one produces cookies for the in-store bakery sections of grocery stores. The Cracker and Cookie Business' products are largely produced to order and shipped directly to customers. Private label crackers and cookies are sold through a broker network and an internal sales staff. Branded "Ry Krisp" crackers and many branded cookies are sold through direct store distributor networks.

     SNACK  NUTS  &  CANDY

     The Snack Nuts & Candy segment operates two plants that produce a variety of jarred, canned and bagged snack nuts and one plant that produces chocolate candy. The segment's products are largely produced to order and shipped directly to customers. The segment sells its products through an internal sales staff and a broker network. The segment produces store brand products as well as value branded products under the "Nutcracker", "Flavor House" and "Linette" brands.

     DRESSINGS,  SYRUPS,  JELLIES  &  SAUCES

     The Dressings, Syrups, Jellies & Sauces segment operates seven plants and includes The Red Wing Company, Inc. which was acquired during the fiscal year. Six plants produce a variety of private label shelf-stable dressings, syrups, jellies, peanut butter, and sauces and drink mixes under the "Major Peters" brand. One plant processes tomatoes for industrial use. The segment's products are largely produced to order and shipped directly to customers. The products are sold through an internal sales staff and a broker network.

OWNERSHIP  OF  VAIL  RESORTS,  INC.

     The Company owns 7,554,406 shares of Vail Resorts, Inc. (Vail) Common Stock (approximately 21.8 percent of the shares outstanding as of September 30, 2000). Additionally, two of the Company's Directors, Messrs. Stiritz and Micheletto, are on the Vail Board of Directors. Currently, the Company utilizes the equity method of accounting to reflect the portion of Vail's earnings (or losses) applicable to the Company on a non-cash basis.

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

COMPETITION

     The Company's businesses face intense competition from large branded manufacturers and highly competitive private label manufacturers in each of its product lines. Top branded ready-to-eat and hot cereal competitors include Kellogg, General Mills, Kraft Foods and Quaker Oats. Large branded competitors of the Cracker and Cookie Business include Nabisco and Keebler/Sunshine, who possess approximately 40% and 25%, respectively, of the branded cracker category and significant shares in the cookie category (on a volume basis). The Snack Nuts & Candy segment faces significant competition from one significant branded snack nut producer (Planters). Top branded competitors of the Dressings, Syrups, Jellies & Sauces segment include Kraft Foods, Bestfoods, Smucker's and Heinz.

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

EMPLOYEES

     The Company employs approximately 4,900 people in the United States (as of September 30, 2000). Approximately 1,850 of the Company's personnel are covered by eleven union contracts and, from time to time, the Company has experienced union organizing activities at its non-union plants. The contracts expire at various times from December 31, 2000 to November 11, 2003. The Company believes its relations with its employees, including union employees, are good.

RAW  MATERIALS

     The principal raw materials used in the Company's businesses are grain and grain products, flour, sugar, soybean oil, tomatoes, various nuts such as peanuts and cashews, and liquid chocolate, as well as a variety of packaging materials. The Company purchases such raw materials from local, regional, national and international suppliers. The cost of raw materials used in the Company's products may fluctuate widely due to weather conditions, government regulations, economic climate or other unforeseen circumstances. In fiscal 2000, ingredients and packaging represented approximately 45% and 20%, respectively, of the Company's total cost of goods sold. From time to time the Company will enter into supply contracts for periods up to twelve months to secure favorable pricing for ingredients and packaging supplies.

SEASONALITY

     Due to the Company's equity interest in Vail, which typically yields more than the entire year's equity income during the Company's second and third fiscal quarters, net earnings of the Company are seasonal. In addition certain aspects of the Company's operations, especially in the Snack Nuts & Candy segment, are somewhat seasonal with a higher percentage of sales and operating profits expected to be recorded in the first and fourth fiscal quarters. See
Note  17  in  Item  8  for  historical  quarterly  data.

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

ITEM  2.     PROPERTIES

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

  Cereal  Plants     Cracker  and  Cookie  Plants    Snack  Nut  Plants
  --------------     ----------------------------    ------------------
Battle  Creek,  MI       Princeton,  KY              Billerica,  MA
Cedar  Rapids,  IA       Poteau,  OK                 Dothan,  AL  (leased)
Lancaster,  OH           Minneapolis,  MN            Womelsdorf, PA (candy only)
Sparks,  NV              Tonawanda,  NY
                         Ripon,  WI  (two  plants)
                         Kent, WA (leased)

Dressings, Syrups,
Jellies & Sauces Plants
-----------------------
Baltimore, MD*
Dunkirk, NY
Fredonia, NY
Kansas  City, KS
Los  Angeles, CA (leased)
San Jose, CA
Streator, IL
Williams, CA (tomato processing only)

* Closing in January 2001


ITEM  3.     LEGAL  PROCEEDINGS

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


ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS

     There were no matters submitted to the security holders during the fourth quarter of fiscal year 2000.


ITEM  4A.     EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

Joe  R.  Micheletto     64     Chief  Executive  Officer  and  President  since
September 1996. He served as Co-Chief Executive Officer and Chief Financial Officer from March 1994 to September 1996 with the Company. He served as Chief Executive Officer of Ralston Resorts from May 1991 to January 1997. Mr. Micheletto is also a Director of the Company.

Thomas G. Granneman 51 Corporate Vice President and Controller. Mr. Granneman has held the same position with the Company since January 1999. He joined Ralcorp in December 1996 as Vice President and Controller. Prior to joining Ralcorp, Mr. Granneman was Vice President of Finance for Lowell Shoe Company, Inc. from February 1995 to December 1996.

Kevin  J. Hunt     49     Corporate Vice President; and President, Bremner, Inc.
He  has  held  the  same  position  with  the  Company  since  October  1995.

Robert  W.  Lockwood     57     Corporate  Vice  President  General  Counsel and
Secretary of the Company. He has held the same position with the Company since March 1994.

James  A.  Nichols     52     Corporate  Vice  President;  and  President,  The
Carriage House Companies, Inc. He has held the same position with the Company since June 2000. He served as Corporate Vice President; and President, Ralston Foods from October 1996 to June 2000. Mr. Nichols served as Corporate Vice President; and President, Beech-Nut Nutrition Corporation from March 1994 to October 1996.

David P. Skarie 54 Corporate Vice President; and President, Ralston Foods. He has held the same position with the Company since June 2000. Mr. Skarie served as Corporate Vice President and Director of Customer Development of Ralston Foods from March 1994 to June 2000.

Ronald D. Wilkinson 50 Corporate Vice President and Director of Product Supply of Ralston Foods. He has held the same position with the Company since October 1996. He served as Executive Vice President and Director of Product Supply for Ralston Foods from June 1996 to October 1996. Mr. Wilkinson served as Executive Vice President and Director, Manufacturing for Ralston Foods from November 1995 to June 1996.

(Ages  are  as  of  December  31,  2000)

                                       PART II

ITEM  5.     MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED STOCKHOLDER
MATTERS

     The Company's common stock is traded on the New York Stock Exchange under the symbol "RAH". There were 14,300 shareholders of record on December 18, 2000. The Company has never paid cash dividends and has no plan to pay cash dividends in the foreseeable future. The range of high and low sale prices of Ralcorp common stock as reported on the NYSE Composite Tape is set forth in Note 17 of the financial statements filed as a part of this document under Item 8.


ITEM  6.     SELECTED  FINANCIAL  DATA

                             FIVE YEAR FINANCIAL SUMMARY
                         (In millions except per share data)

                                                                 YEAR ENDED SEPTEMBER 30,
                                                   --------------------------------------------------
                                                      2000      1999      1998      1997      1996
                                                   ---------  --------  --------  --------  ---------
STATEMENTS OF EARNINGS AND CASH FLOWS DATA
Net sales                                          $  809.2   $ 636.6   $ 582.9   $ 739.7   $1,027.4
Costs and expenses                                   (711.0)   (558.5)   (523.6)   (665.9)    (901.3)
Depreciation and amortization                         (34.3)    (23.1)    (18.2)    (24.4)     (46.4)
Interest expense, net                                  (8.8)     (1.4)        -      (7.9)     (26.8)
Gain on sales of businesses (a)                           -         -      18.7     515.4          -
Restructuring charges (b)                              (2.5)        -         -     (19.7)     (16.5)
Nonrecurring charges (c)                                  -         -         -         -     (109.5)
                                                   ---------  --------  --------  --------  ---------
Earnings before income taxes and equity earnings       52.6      53.6      59.8     537.2      (73.1)
Income taxes                                          (19.6)    (20.1)    (22.8)     (8.6)      26.3
Equity in earnings of Vail Resorts, Inc.,
  net of related deferred income taxes                  3.4       2.9       6.6       2.9          -
                                                   ---------  --------  --------  --------  ---------
Net earnings (loss)                                $   36.4   $  36.4   $  43.6   $ 531.5   $  (46.8)
                                                   =========  ========  ========  ========  =========
Earnings (loss) per share:
  Basic                                            $   1.21   $  1.17   $  1.33   $ 16.11   $  (1.42)
  Diluted                                          $   1.19   $  1.15   $  1.32   $ 16.01   $  (1.42)
Weighted average shares outstanding:
  Basic                                                30.2      31.1      32.7      33.0       33.0
  Diluted                                              30.6      31.7      33.1      33.2       33.0
Cash provided (used) by:
  Operations                                       $   33.0   $  42.0   $  38.1   $  77.5   $   91.8
  Investing activities                               (236.0)    (75.6)    (11.2)    (66.0)     (64.4)
  Financing activities                                205.2      23.2     (23.0)     (3.1)     (27.4)
Food Business EBITDA (d)                               98.2      78.1      59.3      73.8      126.1

BALANCE SHEET DATA
Working capital (e)                                $  144.8   $  66.4   $  33.3   $  56.5   $   92.4
Total assets                                          804.7     483.8     417.9     400.3      627.1
Long-term debt                                        264.4      42.8         -         -      376.6
Shareholders' equity                                  350.3     324.1     307.3     286.7      107.4

(a) On September 10, 1998, Ralcorp completed the sale of its branded baby food subsidiary, Beech-Nut Nutrition Corporation, resulting in an after-tax gain of $11.6. On January 31, 1997, Ralcorp sold its branded cereal and snack mix businesses (Branded Business), resulting in a tax-free gain of $515.4.

(b) During 2000, Ralcorp recorded restructuring charges ($1.6 after taxes) related to the closure of its facility in Baltimore, MD. During 1997, Ralcorp recorded charges ($12.4 after taxes) to cover costs associated with the sale of its Branded Business as well as severance costs for certain employees whose jobs were eliminated in downsizing initiatives. During 1996, Ralcorp recorded a charge ($10.4 after taxes) to recognize the costs related to the restructuring of its cereal subsidiary, Ralston Foods.




(c) During 1996, Ralcorp recorded an impairment charge ($68.8 after taxes) related to its private label ready-to-eat cereal and consumer hot cereal operations.

(d) Food Business EBITDA consists of earnings before interest, income taxes, depreciation and amortization, excluding gains on sales of businesses, restructuring charges, nonrecurring charges and equity earnings. Ralcorp considers Food Business EBITDA to be an important indicator of the operational strength and performance of its businesses, including the ability to provide cash flows to service debt and fund capital expenditures. Food Business EBITDA, however, should not be considered an alternative to operating or net income as an indicator of the performance of Ralcorp, or as an alternative to cash flows from operating activities as a measure of liquidity, in each case determined in accordance with generally accepted accounting principles. In addition, this definition of Food Business EBITDA may not be comparable to similarly titled measures reported by other companies.

(e) Working capital excludes cash and cash equivalents and current maturities of long-term debt, where applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and capital resources of Ralcorp Holdings, Inc. (Company). This discussion should be read in conjunction with the financial statements under Item 8, especially Note 16, and the "Cautionary Statement on Forward-Looking Statements" on page 3.

     Significant changes to the Company's business mix and nonrecurring events that have been recorded over the last three years affect the comparisons of fiscal 2000, 1999 and 1998 operations. As a result, comparative results are more difficult to analyze and explain. Where practicable, this discussion attempts to address not only the financial results as reported, but also the key results and factors affecting Ralcorp's on-going businesses.


                                RESULTS OF OPERATIONS

CEREALS,  CRACKERS  &  COOKIES

     Fiscal  2000  vs.  Fiscal  1999

     Net sales for the Cereals, Crackers & Cookies segment were up $45.0 million in fiscal 2000 from fiscal 1999. This increase was due to the additional revenue acquired through the current year purchases of Ripon Foods, Inc. and Cascade Cookie Company, Inc., which are operated as part of Bremner, Ralcorp's cracker and cookie division. Ripon Foods, a cookie, sugar wafer and breakfast bar producer, was acquired on October 4, 1999, and Cascade, which produces cookies for in-store bakeries, was acquired on January 28, 2000. Comparing the pre-existing Bremner cracker and cookie businesses to the prior year, volumes were down 2 percent, primarily as a result of certain lower margin cracker category declines.

     The Company's ready-to-eat (RTE) and hot cereal division, Ralston Foods, recorded decreased sales for the year ended September 30, 2000 compared to the prior year, principally due to lower volumes. The primary factor in the volume decline was the reduction of volume related to the termination of a cereal co-manufacturing agreement on December 31, 1999, a portion of which was replaced late in the year. In addition, hot cereal volume was down 7.5 percent from last year compared to a corresponding 17.5 percent year-over-year increase in fiscal 1999. Despite an industry decline in the overall RTE cereal category, Ralston Foods' base store brand RTE cereal volume for fiscal 2000 was flat compared to the prior year. Ralston Foods remains very active in its efforts to increase volume via other co-manufacturing opportunities, increased distribution and new product emulations.

     From an operating results perspective, the Cereals, Crackers & Cookies segment recorded fiscal 2000 operating profit up $3.7 million from the prior year. Bremner operating profit improved due to the good performance of the cookie businesses acquired during the current year, as well as favorable raw material costs and production efficiencies in the pre-existing cracker operations which more than offset the decline in net sales. Bremner's operating profit improvements were partially offset by declines at Ralston Foods. While operating results were hurt at Ralston Foods by the aforementioned loss of co-manufacturing business and the resulting unfavorable effect on plant efficiencies, a significant portion of this unfavorability was offset by a reduction in managed costs.

     Fiscal  1999  vs.  Fiscal  1998

     Net sales for the Cereals, Crackers & Cookies segment improved $35.0 million, or 8.0 percent, from fiscal 1998 to fiscal 1999. Both the Ralston Foods store brand cereal division and the Bremner store brand cracker and cookie operation contributed to this growth. Volume improvements in both ready-to-eat and hot cereal and a slightly improved product mix were the key factors driving the Ralston Foods sales increase. Ready-to-eat cereal volume increased 2.1 percent in a flat to slightly down category, and hot cereal volume grew 17.5 percent for fiscal 1999. Sales revenue increases at Bremner can be primarily attributed to the benefit of a full year of sales from Sugar Kake Cookie Inc., which was acquired in August 1998. Volumes for the pre-existing cracker and cookie operation (excluding Sugar Kake), which were adversely affected by the aggressive promotional activity of large branded product manufacturers, declined
1.2 percent for fiscal 1999 as volume gains in cookies were more than offset by volume declines in crackers.

     From an operating results perspective, the Cereals, Crackers & Cookies segment recorded an improvement of 15.2 percent from fiscal 1998 to fiscal 1999. Ralston Foods' operating profit benefited primarily from ready-to-eat and hot cereal volume gains, a slight product mix improvement, favorable material costs, and continued operational cost containment. Bremner's operating profit improved due to the addition of Sugar Kake's volume and operating profit for the full fiscal 1999 period. In addition, the Bremner operation benefited from lower ingredient costs, improved production efficiencies, which greatly improved yields, and an improved product mix.

SNACK  NUTS  &  CANDY

     Net sales for the Snack Nuts & Candy segment have increased from $24.7 million in fiscal 1998 to $124.2 million in fiscal 1999 and $169.7 in fiscal 2000, largely due to the timing of the acquisitions. Ralcorp's first snack nut business, Flavor House Products, Inc., was acquired on April 23, 1998 and Nutcracker Brands, Inc. was acquired in early September 1998. Southern Roasted Nuts of Georgia, Inc., was acquired at the end of March 1999, but the Georgia facility was closed at the end of April 2000 to consolidate the operations of the three snack nut businesses into two locations at Billerica, MA and Dothan, AL. Finally, James P. Linette, Inc., a chocolate candy manufacturer, was acquired on May 1, 2000. In addition to the rapid growth through acquisitions, the segment has continued to improve its volume and customer base.

     The segment's operating profit increased from $.9 million (3.6% of net sales) in fiscal 1998 to $8.2 million (6.6%) in fiscal 1999 and $9.7 million
(5.7%) in fiscal 2000. Most of the dollar increase from year to year is attributable to the timing of acquisitions, as discussed above. However, operating profit as a percentage of net sales improved significantly from 1998 to 1999 as the segment benefited from increasing scale. The percentages in 1999 and 2000 were also negatively affected by a sharp increase in the cost of cashews due to a worldwide shortage of this commodity. While the management of this segment took steps to mitigate the impact of these higher costs, such steps could not fully offset the lower operating margins. Finally, the percentage in fiscal 2000 was negatively impacted by increased labor costs due to initial inefficiencies related to the moving of production lines from the Georgia plant to the other facilities.

DRESSINGS,  SYRUPS,  JELLIES  &  SAUCES

     The Company's Dressings, Syrups, Jellies & Sauces segment, also known as The Carriage House Companies, Inc., is comprised of Martin Gillet & Co., Inc., acquired at the beginning of March 1999, and The Red Wing Company, Inc., acquired on July 14, 2000. The segment's net sales and operating profit for the year ended September 30, 2000 increased significantly from the prior year. The increase is primarily due to the timing of the acquisitions as noted above, whereby fiscal 1999 included only seven months of results from Martin Gillet and fiscal 2000 includes Martin Gillet's results for the full year and two and a half months of results from Red Wing. Carriage House has struggled to regain sales lost by Red Wing during the previous owner's operation and has incurred incremental expenses associated with combining Red Wing and Martin Gillet. The Company's plan to close the Baltimore facility and move production to the Dunkirk facility by January 2001 is proceeding on schedule. Pro forma net sales for this segment, assuming Red Wing had been acquired at the beginning of fiscal 2000, were approximately $370 million.

BABY  FOODS

     Ralcorp sold its branded baby food subsidiary, Beech-Nut Nutrition Corporation (Beech-Nut) on September 10, 1998 (see Note 2 in Item 8). The results of Beech-Nut operations are included in the Company's consolidated operating results through that date.

CONSOLIDATED

     NET SALES Net sales grew from $582.9 in fiscal 1998 to $636.6 in 1999 and $809.2 in 2000. The 9% increase from 1998 to 1999 and the 27% increase from 1999 to 2000 were due primarily to business acquisitions. Refer to the segment discussions above for specific factors affecting these historical results.

     OPERATING EXPENSES The following table shows operating expenses as a percentage of net sales.

                                              YEAR ENDED SEPTEMBER 30,
                                              ------------------------
                                                2000    1999    1998
                                               ------  ------  ------
Net Sales                                      100.0%  100.0%  100.0%
Cost of products sold                           76.6%   73.4%   66.2%
Selling, general and administrative (SG&A)      12.5%   14.0%   16.8%
Advertising and promotion (A&P)                  3.1%    3.9%   10.0%
                                               ------  ------  ------
Earnings before Interest, Restructuring, Gain
  on Sale, Income Taxes and Equity Earnings      7.9%    8.6%    7.1%
                                               ======  ======  ======

As noted above, the results of Beech-Nut are included for almost all of fiscal 1998. That branded business had significantly higher gross margins (i.e., lower cost of products sold percentage), A&P costs and other operating expenses than the continuing and subsequently acquired private label businesses. Consequently, the percentage of sales figures changed notably from 1998 to 1999. Furthermore, as acquisitions have continued to change the Company's business mix, the percentage of sales figures have changed, reflecting the lower gross margin and operating cost structure of the Snack Nuts & Candy and Dressings, Syrups, Jellies & Sauces businesses. The three-year gross margin trend was also affected by the temporary ingredient and labor cost increases within the snack nuts operation. In addition, the declining trend in SG&A expenses can be partially attributed to the ability of the Cereals, Crackers & Cookies operations to grow their revenue bases while keeping fixed costs relatively flat. All considered, the percentage for cost of products sold is expected to level off, the rate of decline in the SG&A percentage is expected to slow, and the A&P percentage is expected to remain at 3-4%.

     INTEREST EXPENSE, NET Net interest expense increased from zero in fiscal 1998 to $1.4 million in 1999 and $8.8 million in 2000, reflecting the Company's increasing debt level. The Company remained essentially debt-free throughout fiscal 1998 as the purchase prices of acquired businesses were funded by available cash from operations and the proceeds from the sale of Beech-Nut.
Long-term debt increased to $42.8 million by the end of fiscal 1999 and to $264.4 million by September 30, 2000, primarily as a result of business acquisitions. Most of the increase occurred near the end of fiscal 2000 with the acquisition of Red Wing, so interest expense is expected to be higher in fiscal 2001.

     RESTRUCTURING CHARGE On July 24, 2000, the Company announced its plan to close the Baltimore, MD plant of its Dressings, Syrups, Jellies & Sauces segment and move production to its Dunkirk, NY facility. In conjunction with this plan, the Company recorded charges in the fourth quarter in the amount of $2.5 million ($1.6 million after taxes, or $.05 per share) related to termination benefits for 132 production employees and 37 administrative employees and a write-down of assets to be sold. The land, building and equipment which will not be transferred to Dunkirk were written down to approximately $1.1 million to reflect their estimated realizable value net of selling expenses. None of these charges were utilized in fiscal 2000 but are expected to be fully utilized by the end of the fiscal year 2001.

     GAIN ON SALE OF BEECH-NUT The sale of Beech-Nut in fiscal 1998 resulted in a gain of $18.7 million ($11.6 million after taxes).

     INCOME TAXES Income tax provisions generally reflect statutory tax rates for each of the fiscal years.

     EQUITY IN EARNINGS OF VAIL RESORTS, INC. The Company recorded pre-tax equity earnings of $10.6 million in fiscal 1998, which includes the Company's portion of Vail's operating results for only the period of October 1997 through July 1998 due to the timing of a change in Vail's fiscal year end. For fiscal 1999, the Company's pre-tax earnings from Vail were only $4.7 million. This decrease is the result of not only the inclusion of the unprofitable ski months of August and September, but also low snowfall during the peak ski season and an incident of arson. The Company's pre-tax equity earnings improved to $5.2 million for fiscal 2000, primarily as a result of the inclusion of expected net proceeds from a Reduced Skier Day Insurance Policy claim related to its second fiscal quarter, which was hurt by both poor early season snowfall and a significant decline in vacation travel around the New Years' holiday due to Y2K concerns.


                           LIQUIDITY AND CAPITAL RESOURCES

     The Company's businesses have historically focused on generating positive cash flows through operations. Management believes that the Company will continue to generate operating cash flows through its mix of businesses and expects that short-term and long-term liquidity requirements will be met through a combination of operating cash flows and strategic use of borrowings under committed and uncommitted credit arrangements. Capital resources remained strong at September 30, 2000 with a net worth of $350.3 million and a long-term debt to total capital ratio of 43 percent.

CASH  FLOWS  FROM  OPERATIONS

     Cash flows from operations have been fairly steady in the past three years with $33.0 million, $42.0 million and $38.1 million in 2000, 1999 and 1998, respectively. Operating cash flows are primarily affected by cash earnings and changes in working capital. Cash earnings (net earnings before depreciation, amortization, deferred income taxes, equity earnings and other noncash items) have been growing along with the Company, from $43.9 million in 1998 to $65.5 million in 1999 and $76.8 million in 2000. From a cash flow standpoint, this growth in cash earnings has been offset by successively larger increases in working capital, excluding the effects of acquisitions and divestitures, of $4.2 million in 1998, $27.5 million in 1999 and $41.6 million in 2000. Much of this large fiscal 2000 increase is the result of a normal seasonal inventory build up at Red Wing's tomato paste production facility which occurred after the acquisition of Red Wing. Working capital, excluding cash and cash equivalents, was $144.8 million at September 30, 2000 compared to $66.4 million and $33.3 million at September 30, 1999 and 1998, respectively.

CASH  FLOWS  FROM  INVESTING  ACTIVITIES

     Net cash paid for business acquisitions totaled $212.5 million in fiscal 2000 (Ripon Foods, Cascade, Linette. and Red Wing), $55.6 million in fiscal 1999 (Martin Gillet and Southern Roasted Nuts), and $55.2 million in fiscal 1998
(Flavor House, Sugar Kake and Nutcracker). Net proceeds from the sale of Beech-Nut in 1998 were $67.1 million. See Note 2 of Item 8 for more information about acquisitions and divestitures.

     Capital expenditures were $24.1 million, $20.5 million and $24.6 million in fiscal years 2000, 1999 and 1998, respectively. Capital expenditures for fiscal 2001 are expected to increase to approximately $30 million, primarily as a result of the recently acquired businesses.

CASH  FLOWS  FROM  FINANCING  ACTIVITIES

     Net borrowings during fiscal 2000 were $215.4 million, compared to $42.8 million and zero in fiscal 1999 and 1998, respectively. These borrowings closely follow the Company's acquisition and divestiture activity discussed above; note that the total net cash paid for acquisitions during the past three years, net of the proceeds from the sale of Beech-Nut, was $256.2 million, while long-term debt outstanding at September 30, 2000 was $264.4 million. Of that outstanding balance, only $33.3 million (uncommitted credit arrangements) is required to be repaid during fiscal 2001. Another $100.0 million matures on April 10, 2001 unless such date is extended, at the Company's option, for an additional nine months. Both of these amounts were classified as long-term debt based on management's ability and intent to refinance it on a long-term basis (see Note 10 in Item 8).

     As of September 30, 2000, $100 million of the Company's committed credit facilities was unused. In addition, the unused portion of uncommitted credit arrangements with banks was over $15 million. Further cash needs could be met through the sale of the Company's investment in Vail Resorts, Inc., which had a market value of $149 million at September 30, 2000.

     The Company repurchased $10.6 million, $19.9 million and $23.0 million of its common stock during fiscal 2000, 1999 and 1998, respectively. During the first quarter of fiscal 1999, the Company's Board of Directors approved an authorization to buy back up to two million shares of the Company's common stock from time to time as management determines. As of September 30, 2000, 690,700 shares remained available for repurchase by the Company pursuant to that authorization.


                                     OUTLOOK
CEREALS,  CRACKERS  &  COOKIES

     The level of competition in the cereal category continues to be very intense. Competition comes from branded box cereal manufacturers, branded bagged cereal producers and other private label cereal providers. For the last several years, the overall category has not recorded any meaningful growth, which has only added to the competitive nature. When the competition focuses on price/promotion, the environment for private label producers becomes more challenging. Ralston Foods must maintain an effective price gap between its quality private label cereal products and those of branded cereal producers, thereby providing the best value alternative for the consumer. Increased distribution, including new co-manufacturing opportunities, new product emulations and aggressive cost containment remain important goals of the organization.

     The Company's cracker and cookie operation, Bremner, also conducts business in a very competitive category. Major branded competitors continue to aggressively market and promote their offerings and many smaller, regional participants provide additional competitive pressures. During fiscal 2000, two large branded competitors announced that they had been acquired by even larger organizations, which may add to the competitive environment. Bremner's ability to successfully respond to changing market conditions and to realize improved operating efficiencies from recent acquisitions will be important to its results of operations. In addition, Bremner will continue to focus on cost containment, new products and volume growth of existing products in order to improve operating results.

SNACK  NUTS  &  CANDY

     The outlook for the Snack Nuts & Candy segment remains favorable, as the snack nut category leader continues to drive growth in this snack food segment. Cashew costs are trending down from significant highs and the Company has completed its consolidation of three snack nut operations down to two plants, which should improve the segment's profitability. The addition of chocolate candy capability through the acquisition of Linette has increased the scope of products offered by the segment. From an operation perspective, the segment will continue to focus on fully leveraging the combined strengths of all of its operations, growing its customer base and maintaining the quality of its products.

DRESSINGS,  SYRUPS,  JELLIES  &  SAUCES

     The Dressings, Syrups, Jellies & Sauces operation (the combination of Red Wing and Martin Gillet, now referred to as Carriage House) starts fiscal 2000 in the middle of major operational changes. The consolidation of its Baltimore operation into the Dunkirk facility, which is an important opportunity to capture synergies of the original two companies, is progressing on schedule. When completed in January 2001, this change will result in significant operational benefits to Carriage House in the future. In addition, Carriage House plans to improve performance by increasing sales to new and existing customers by expanding product offerings and integrating the Martin Gillet and Red Wing sales efforts. Cost containment and the capturing of additional synergies of the two organizations will also be critical objectives.

OVERALL

     The Company's management believes that the opportunities in the private label and value brand areas are favorable for long-term growth. The Company has taken significant steps to reshape the Company and lessen its reliance on any one business segment and to achieve sufficient scale in the categories in which it operates. Management expects to continue to improve its business mix through volume and profit growth of existing businesses, as well as through key acquisitions or alliances. Management will continue to explore those acquisition opportunities that strategically fit with the Company's intentions of being the premier provider of private label, or value-oriented, food products.

     On August 7, 2000, the Company and Agribrands International, Inc. (Agribrands) entered into an Agreement and Plan of Reorganization (Agreement), which set forth the terms and conditions of a proposed merger of equals of the two companies. On December 1, 2000, the Agreement was terminated by Agribrands. In accordance with the Agreement, the Company received a payment of $5.0 million as a termination fee. This termination fee income will be recorded net of related expenses in the first quarter of fiscal 2001. Although access to Agribrands' cash reserves and cash flow would have given Ralcorp the opportunity to make more or larger acquisitions within a shorter time frame, Ralcorp still has substantial acquisition capital available from unused debt capacity and its investment in Vail Resorts, Inc.

                                      INFLATION

     Management recognizes that inflationary pressures may have an adverse effect on the Company through higher asset replacement costs, related depreciation and higher material costs. The Company tries to minimize these effects through cost reductions and productivity improvements as well as price increases to maintain reasonable profit margins. It is management's view, however, that inflation has not had a significant impact on operations in the three years ended September 30, 2000.

                         RECENTLY ISSUED ACCOUNTING STANDARDS

     See Note 1 of Item 8 for a discussion regarding recently issued accounting standards, including SOP 98-1, FAS 133, SAB 101, and EITF 00-10 and 00-14.


ITEM  7A.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK

     In the ordinary course of business, the Company is exposed to commodity price risks relating to the acquisition of raw materials. The Company utilized derivative financial instruments, including futures contracts and options, to manage certain of these exposures when it is practical to do so.

     As of September 30, 2000 and 1999, a hypothetical 10% adverse change in the market price of the Company's principal commodities, including corn, oats, wheat and soybean oil, would have decreased the fair value of the Company's derivatives portfolio by $.3 million and $.2 million, respectively. This volatility analysis ignores changes in the exposures inherent in the underlying hedged transactions. Because the Company does not hold or trade derivatives for speculation or profit, all changes in derivative values are effectively offset by corresponding changes in the underlying exposures.

     For more information, see Note 1 and Note 11 to the financial statements included in Item 8.


ITEM  8.     FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA

                                 REPORT OF MANAGEMENT

     The preparation and integrity of the financial statements of Ralcorp Holdings, Inc. are the responsibility of its management. These statements have been prepared in accordance with generally accepted accounting principles and in the opinion of management fairly present the Company's financial position, results of operations and cash flow.

     The Company maintains accounting and internal control systems which it believes are adequate to provide reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition and that the financial records are reliable for preparing financial statements. The selection and training of qualified personnel, the establishment and communication of accounting and administrative policies and procedures, and an extensive program of internal audits are important elements of these control systems.

     The Board of Directors, through its Audit Committee consisting solely of nonmanagement directors, meets periodically with management and the independent accountants to discuss audit and financial reporting matters. To ensure independence, PricewaterhouseCoopers LLP has direct access to the Audit Committee.

     The report of PricewaterhouseCoopers LLP, independent accountants, on their audits of the accompanying financial statements follows. This report states that their audits were performed in accordance with generally accepted auditing standards. These standards include an evaluation of internal control for the purpose of establishing a basis for reliance thereon relative to the scope of their audits of the financial statements.

                          REPORT OF INDEPENDENT ACCOUNTANTS

To  the  Shareholders  and  Board  of  Directors  of  Ralcorp  Holdings,  Inc.:

     We have audited the accompanying consolidated balance sheets of Ralcorp Holdings, Inc. and its subsidiaries as of September 30, 2000 and 1999, and the related consolidated statements of earnings, of shareholders' equity and of cash flows for each of the three years in the period ended September 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Vail Resorts, Inc., an investment which is reflected in the accompanying financial statements using the equity method of accounting. The Company's investment in Vail Resorts, Inc. at September 30, 2000 and 1999 was $75,900,000 and $70,700,000, respectively, and the Company's equity in its net income, net of deferred income taxes, was $3,400,000, $2,900,000 and $6,600,000 for each of the three years in the period ended September 30, 2000. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Vail Resorts, Inc., is based solely on the report of the other auditors.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ralcorp Holdings, Inc. and its subsidiaries at September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000 in conformity with accounting principles generally accepted in the United States of America.



/s/PricewaterhouseCoopers  LLP
------------------------------

PricewaterhouseCoopers  LLP
St.  Louis,  Missouri
November  1,  2000,  except  for  Note  18,
which  is  as  of  December  1,  2000


                             RALCORP HOLDINGS, INC.
                       CONSOLIDATED  STATEMENT  OF  EARNINGS
         (Dollars in millions except per share data, shares in thousands)

                                                   YEAR ENDED SEPTEMBER 30,
                                                  --------------------------
                                                   2000     1999      1998
                                                  -------  -------  --------
NET SALES                                         $ 809.2  $ 636.6  $ 582.9
                                                  -------  -------  --------

COSTS AND EXPENSES
  Cost of products sold                             619.7    467.5    386.0
  Selling, general and administrative               100.9     89.3     97.7
  Advertising and promotion                          24.7     24.8     58.1
  Interest expense, net                               8.8      1.4        -
  Restructuring charge                                2.5        -        -
  Gain on sale of Beech-Nut                             -        -    (18.7)
                                                  -------  -------  --------
    Total Costs and Expenses                        756.6    583.0    523.1
                                                  -------  -------  --------

EARNINGS BEFORE INCOME TAXES AND EQUITY EARNINGS     52.6     53.6     59.8
Income Taxes                                         19.6     20.1     22.8
                                                  -------  -------  --------
EARNINGS BEFORE EQUITY EARNINGS                      33.0     33.5     37.0
Equity in Earnings of Vail Resorts, Inc.,
  Net of Related Deferred Income Taxes                3.4      2.9      6.6
                                                  -------  -------  --------
NET EARNINGS                                      $  36.4  $  36.4  $  43.6
                                                  =======  =======  ========

BASIC EARNINGS PER SHARE                          $  1.21  $  1.17  $  1.33
                                                  =======  =======  ========
DILUTED EARNINGS PER SHARE                        $  1.19  $  1.15  $  1.32
                                                  =======  =======  ========

WEIGHTED AVERAGE SHARES
  FOR BASIC EARNINGS PER SHARE                     30,150   31,112   32,684
  Dilutive effect of:
    Stock options                                     213      325      295
    Deferred compensation awards                      206      247      104
                                                  -------  -------  --------
WEIGHTED AVERAGE SHARES
  FOR DILUTED EARNINGS PER SHARE                   30,569   31,684   33,083
                                                  =======  =======  ========

           See accompanying Notes to Consolidated Financial Statements.

                                RALCORP HOLDINGS, INC.
                             CONSOLIDATED  BALANCE  SHEET
                     (In millions except share and per share data)

                                                                        SEPTEMBER 30,
                                                                      ----------------
                                                                       2000      1999
                                                                      -------  -------
ASSETS
Current Assets
  Cash and cash equivalents                                           $  4.1   $  1.9
  Receivables, net                                                     102.4     59.9
  Inventories                                                          150.1     75.3
  Prepaid expenses                                                       3.5      2.8
  Deferred income taxes                                                  6.7      5.5
                                                                      -------  -------
    Total Current Assets                                               266.8    145.4
Investment in Vail Resorts, Inc.                                        75.9     70.7
Intangible Assets, Net                                                 186.1    100.7
Property, Net                                                          271.9    165.5
Other Assets                                                             4.0      1.5
                                                                      -------  -------
    Total Assets                                                      $804.7   $483.8
                                                                      =======  =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                                    $ 78.5   $ 53.4
  Other current liabilities                                             39.4     23.7
                                                                      -------  -------
    Total Current Liabilities                                          117.9     77.1
Long-term Debt                                                         264.4     42.8
Deferred Income Taxes                                                   36.6      6.9
Other Liabilities                                                       35.5     32.9
                                                                      -------  -------
    Total Liabilities                                                  454.4    159.7
                                                                      -------  -------
Commitments and Contingencies
Shareholders' Equity
  Common stock, par value $.01 per share
    Authorized: 300,000,000 shares
    Issued: 33,011,317 shares                                             .3       .3
  Capital in excess of par value                                       110.0    110.1
  Retained earnings                                                    292.7    256.3
  Common stock in treasury, at cost (3,151,410 and 2,474,168 shares)   (52.7)   (42.6)
                                                                      -------  -------
    Total Shareholders' Equity                                         350.3    324.1
                                                                      -------  -------
    Total Liabilities and Shareholders' Equity                        $804.7   $483.8
                                                                      =======  =======

                 See accompanying Notes to Consolidated Financial Statements.

                                RALCORP HOLDINGS, INC.
                        CONSOLIDATED  STATEMENT  OF  CASH  FLOWS
                                    (In millions)

                                                                 YEAR ENDED SEPTEMBER 30,
                                                                --------------------------
                                                                  2000     1999     1998
                                                                --------  -------  -------
CASH FLOWS FROM OPERATIONS
Net earnings                                                    $  36.4   $ 36.4   $ 43.6
Adjustments to reconcile net earnings
  to net cash flow provided by operations:
  Depreciation and amortization                                    34.3     23.1     18.2
  Deferred income taxes                                             8.8     10.7     11.4
  Restructuring charge                                              2.5        -        -
  Gain on sale of Beech-Nut                                           -        -    (18.7)
  Equity in earnings of Vail Resorts, Inc.                         (5.2)    (4.7)   (10.6)
  Changes in current assets and liabilities, net
    of effects of acquisitions and divestitures:
    (Increase) decrease in receivables                            (13.0)    (8.8)     5.7
    Increase in inventories                                       (23.3)    (5.5)    (5.0)
    (Increase) decrease in prepaid expenses                           -      (.6)      .6
    Decrease in accounts payable and other current liabilities     (5.3)   (12.6)    (5.5)
  Other, net                                                       (2.2)     4.0     (1.6)
                                                                --------  -------  -------
    Net cash provided by operations                                33.0     42.0     38.1
                                                                --------  -------  -------

CASH FLOWS FROM INVESTING ACTIVITIES
Business acquisitions, net of cash acquired                      (212.5)   (55.6)   (55.2)
Additions to property and intangible assets                       (24.1)   (20.5)   (24.6)
Proceeds from sale of property                                       .6       .5      1.5
Proceeds from sale of Beech-Nut                                       -        -     67.1
                                                                --------  -------  -------
    Net cash used by investing activities                        (236.0)   (75.6)   (11.2)
                                                                --------  -------  -------

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under credit arrangements                          215.4     42.8        -
Proceeds from exercise of stock options                              .4       .3        -
Purchase of treasury stock                                        (10.6)   (19.9)   (23.0)
                                                                --------  -------  -------
    Net cash provided (used) by financing activities              205.2     23.2    (23.0)
                                                                --------  -------  -------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                2.2    (10.4)     3.9
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                        1.9     12.3      8.4
                                                                --------  -------  -------
CASH AND CASH EQUIVALENTS, END OF YEAR                          $   4.1   $  1.9   $ 12.3
                                                                ========  =======  =======

                    See accompanying Notes to Consolidated Financial Statements.

                                              RALCORP HOLDINGS, INC.
                                 CONSOLIDATED  STATEMENT  OF  SHAREHOLDERS'  EQUITY
                                     (Dollars in millions, shares in thousands)

                                                                                Common Stock in
                                 Common Stock        Capital in                Treasury, at Cost
                             ---------------------   Excess of    Retained   ----------------------
                                Shares     Amount    Par Value    Earnings      Shares      Amount    Total
                             ------------  -------  ------------  ---------  ------------  --------  -------
BALANCE, SEPTEMBER 30, 1997        33,011  $    .3  $     110.1   $   176.3            -   $     -   $286.7
Net earnings                                                           43.6                            43.6
Purchase of treasury stock                                                        (1,300)    (23.0)   (23.0)
                             ------------  -------  ------------  ---------  ------------  --------  -------
BALANCE, SEPTEMBER 30, 1998        33,011  $    .3  $     110.1   $   219.9       (1,300)  $ (23.0)  $307.3
Net earnings                                                           36.4                            36.4
Purchase of treasury stock                                                        (1,190)    (19.9)   (19.9)
Activity under stock plans                                                            16        .3       .3
                             ------------  -------  ------------  ---------  ------------  --------  -------
BALANCE, SEPTEMBER 30, 1999        33,011  $    .3  $     110.1   $   256.3       (2,474)  $ (42.6)  $324.1
Net earnings                                                           36.4                            36.4
Purchase of treasury stock                                                          (705)    (10.6)   (10.6)
Activity under stock plans                                  (.1)                      28        .5       .4
                             ------------  -------  ------------  ---------  ------------  --------  -------
BALANCE, SEPTEMBER 30, 2000        33,011  $    .3  $     110.0   $   292.7       (3,151)  $ (52.7)  $350.3
                             ============  =======  ============  =========  ============  ========  =======

                           See accompanying Notes to Consolidated Financial Statements.

                            RALCORP HOLDINGS, INC.
             NOTES  TO  CONSOLIDATED  FINANCIAL  STATEMENTS
               (Dollars in millions except per share data)

NOTE  1     -  SUMMARY  OF  SIGNIFICANT  ACCOUNTING  POLICIES

     BASIS OF PRESENTATION - The financial statements are presented on a consolidated basis and include the accounts of Ralcorp and its majority-owned subsidiaries. All significant intercompany transactions have been eliminated. Investments in 20%-50%-owned companies are presented on the equity basis (see
Note  3).

     ESTIMATES - The financial statements have been prepared in conformity with generally accepted accounting principles, which require management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates.

     CASH EQUIVALENTS include all highly liquid investments with original maturities of three months or less.

     INVENTORIES are valued generally at the lower of average cost or market. In connection with purchasing key raw ingredient materials, the Company often uses commodities futures contracts to reduce the risk of price fluctuations related to future raw materials requirements for commodities such as corn, wheat, oats and soybean oil. The terms of these financial instruments generally do not exceed twelve months, and depend on the commodity and other market factors. The contracts are accounted for as hedges, with related gains and losses ultimately included as part of the cost of products sold. The effect of any realized or deferred gains or losses is immaterial to the financial condition, results of operations and cash flows of the Company.

     PROPERTY, PLANT AND EQUIPMENT is recorded at cost and depreciation expense is generally provided on the straight-line basis by charges to costs or expenses at rates based on the estimated useful lives of the properties. Estimated useful lives range from 3 to 15 years for machinery and equipment and 10 to 50 years for buildings and leasehold improvements. Depreciation expense was $24.7, $16.7, and $16.1 in fiscal 2000, 1999, and 1998, respectively.

     INTANGIBLE ASSETS - Goodwill represents the excess of cost over the fair value of the net identifiable assets of acquired businesses and is amortized evenly over estimated periods of related benefit ranging from 20 to 40 years. Other intangible assets, primarily computer software developed or obtained for internal use, are amortized evenly over their estimated useful lives ranging from 3 to 5 years.

     RECOVERABILITY OF LONG-LIVED ASSETS - The Company continually evaluates whether events or circumstances have occurred which might impair the recoverability of the carrying value of its long-lived assets, including identifiable intangibles and goodwill. An asset is deemed impaired and written down to its fair value if estimated related future cash flows are less than its carrying amount.

     INVESTMENTS - The Company funds a portion of its deferred compensation liability by investing in certain mutual funds in the same amounts as selected by the participating employees. Because management's intent is to invest in a manner that matches the deferral options chosen by the participants and those participants can elect to transfer amounts in or out of each of the designated deferral options at any time, these investments have been classified as trading assets and are stated at fair value. Both realized and unrealized gains and losses on these assets are included in earnings and offset the related change in the deferred compensation liability.

     REVENUE is recognized when products are shipped to customers. Net sales reflect gross sales less sales discounts and costs of freight out to customers.

     ADVERTISING  and  promotion  costs  are  expensed  as  incurred.

     STOCK-BASED COMPENSATION is recognized using the intrinsic value method. For disclosure purposes, pro forma net earnings and earnings per share amounts are provided as if the fair value method had been applied (see Note 15).

     RECENTLY ISSUED ACCOUNTING STANDARDS - In March 1998, the American Institute of Certified Public Accountants issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." This statement requires the capitalization of internal use computer software costs when certain criteria are met. The capitalized software costs will be amortized on a straight-line basis over the useful life of the software. The Company adopted this statement as of October 1, 1999, but it did not have a material impact on the Company's financial statements.

     The Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," in June 1998, and its amendments, Statements 137 and 138, in June 1999 and June 2000, respectively. The Company is required to adopt the statement effective October 1, 2000. This statement establishes accounting and reporting standards for derivative instruments and requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Fair value adjustments will impact either shareholders' equity or net earnings depending on whether the derivative instrument qualifies as a hedge and, if so, the nature of the hedging activity. Based on the Company's derivative positions at September 30, 2000, the Company has determined that the cumulative effect of adoption will be immaterial. Management also believes that the implementation of this standard will not have a material effect on its future consolidated financial position or results of operations.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements." SAB 101 provides guidance on recognition, presentation and disclosure of revenue in financial statements. In addition, the Emerging Issues Task Force (EITF) issued EITF 00-10, "Accounting for Shipping and Handling Fees and Costs," which states that amounts billed, if any, for shipping and handling should be included in revenue and amounts incurred for shipping and handling should not be netted against revenue, and EITF 00-14, "Accounting for Certain Sales Incentives", which provides guidance on accounting for discounts, coupons, rebates and free product. Ralcorp will be required to adopt SAB 101 (as amended by SAB 101B), EITF 00-10 and EITF 00-14 no later than the fourth quarter of fiscal year 2001. Management is still evaluating the impact of this new guidance but does not expect the Company's adoption to have a material effect on its results of operations. Current estimates indicate that including freight costs in "Cost of products sold" instead of netting them with sales (in accordance with EITF
00-10) will result in an increase in reported cost of products sold of approximately 10% and an increase in reported net sales of approximately 7.5%.

     RECLASSIFICATIONS - Certain prior years' amounts have been reclassified to conform with the current year's presentation.


NOTE  2     -  ACQUISITIONS  AND  DIVESTITURES

     All of the following acquisitions were accounted for using the purchase method of accounting, whereby the results of operations are included in the consolidated statement of earnings from the date of acquisition. The purchase price, including costs of acquisition, has been allocated to acquired assets and liabilities based on their estimated fair values at the date of acquisition, and any excess has been allocated to goodwill. Such allocations are subject to adjustment when additional analysis concerning asset and liability values is finalized, but generally no later than one year after the date of acquisition. Management does not expect the final allocations to differ materially from the preliminary allocation amounts included herein. Goodwill relating to each of the following acquisitions is being amortized on a straight-line basis over 25 years or, in the case of Red Wing, 35 years. For income tax purposes, the amortization of goodwill related to the Flavor House, Southern Roasted Nuts, Ripon Foods, Cascade and Red Wing acquisitions is nondeductible.

FISCAL  2000

     On October 4, 1999, the Company completed the purchase of Ripon Foods, Inc., which manufactures a wide variety of high quality private label and branded cookie products, including sugar wafers and wire cut and enrobed cookies. The $43.1 cost, of which $38.3 had been paid in cash as of September 30, 2000, exceeded the estimated fair value of the net assets acquired by $16.5. Included in the acquisition cost allocation were liabilities totaling approximately $1.7 related to the Company's plan to terminate or relocate certain Ripon Foods employees (see Note 4). Ripon Foods is located in Ripon, WI.

     On January 28, 2000, the Company completed the purchase of Cascade Cookie Company, Inc., a leading manufacturer and marketer of high quality cookies that are sold to the in-store bakeries of major U.S. grocery chains and selected mass merchandisers. The $22.1 cost exceeded the estimated fair value of the net assets acquired by $18.1. Cascade is located in Kent, WA.

     On May 1, 2000, the Company completed the purchase of James P. Linette, Inc., which manufactures chocolate products, including peanut butter and caramel cups, as well as chocolate covered peanuts. The $33.4 cost exceeded the estimated fair value of the net assets acquired by $20.6. Linette is located in Womelsdorf, PA.

     On July 14, 2000, the Company completed the purchase of The Red Wing Company, Inc., leading manufacturer of private label shelf-stable wet filled type products such as salad dressings, table syrups, peanut butter, jams, jellies and various sauces. The $146.7 cost exceeded the estimated fair value of the net assets acquired (which included $27.7 of cash) by $39.8. Red Wing has plants in Fredonia, NY, Dunkirk, NY, Streator, IL, San Jose, CA and Williams, CA.

FISCAL  1999

     On March 4, 1999, the Company completed the purchase of Martin Gillet & Co., Inc., a leading private label manufacturer of mayonnaise and pourable, shelf-stable salad dressings with plants in Baltimore, MD, Kansas City, KS and Los Angeles, CA. The $35.3 cost exceeded the fair value of the net assets acquired by $20.4.

     On March 24, 1999, the Company purchased Southern Roasted Nuts of Georgia, Inc., a private label and value brand snack nut operation located in Fitzgerald, GA. The $17.1 cost exceeded the fair value of the net assets acquired by $12.9.

FISCAL  1998

     On April 23, 1998, the Company completed the purchase of Flavor House, Inc., a leading private label snack nut business located in Dothan, AL. The
$21.5  cost  exceeded  the  fair  value  of  the  net  assets acquired by $15.5.

     On August 25, 1998, the Company increased its cookie production capacity through the purchase of Sugar Kake Cookie Inc., a privately held cookie manufacturer located in Tonawanda, NY. The $15.8 cost exceeded the fair value of the net assets acquired by $5.8.

     On September 8, 1998, the Company purchased Nutcracker Brands, Inc., a value brand and private label snack nut business located in Billerica, MA. The $19.9 cost exceeded the fair value of the net assets acquired by $10.2.

     On September 10, 1998, the Company completed the sale of its branded baby food subsidiary, Beech-Nut Nutrition Corporation, to The Milnot Company, a privately held company based in St. Louis, MO, for $68 in cash. The Company recorded an $18.7 pre-tax ($11.6 after tax) gain related to this sale transaction.

PRO  FORMA  INFORMATION

     The following unaudited pro forma information presents the results of operations of the Company, including equity earnings from Vail, as if the fiscal 2000 and 1999 acquisitions described above had occurred as of October 1, 1999. These pro forma results may not necessarily reflect the actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations.

                                 2000           1999
                              -----------    ------------
Net Sales                     $  1,083.7     $  1,131.3
Net Earnings                        40.6           42.3
Basic earnings per share            1.34           1.36
Diluted earnings per share          1.33           1.34

NOTE  3     -  EQUITY  INVESTMENT  IN  VAIL  RESORTS,  INC.

     On January 3, 1997, the Company sold its ski resorts holdings (Resort Operations) to Vail Resorts, Inc. (Vail) in exchange for 7,554,406 shares of Vail common stock (NYSE:MTN). At the date of the exchange, the Company's equity interest in the underlying net assets of Vail exceeded the net book value of the net assets contributed by the Company to Vail by $37.5. This excess is being amortized ratably to the investment in Vail over 20 years. The unamortized excess was $30.5 and $32.3 as of September 30, 2000 and 1999, respectively. The amount of retained earnings that represents undistributed earnings of Vail was $11.5 and $9.3 as of September 30, 2000 and 1999, respectively.

     The following table summarizes information about the Company's equity investment in Vail at September 30:

                                  2000           1999
                                 -------        -------
Ownership Percentage               21.8%          21.9%
Carrying value                   $  75.9        $  70.7
Market value                       149.2          175.2

     Terms of a shareholder agreement provide that the Company will not acquire any additional shares of Vail stock except in limited circumstances. The Company has registration rights with respect to the Vail stock, but the shareholder agreement provides that, with certain limited exceptions, Vail and its largest shareholder can purchase at market prices any Vail stock the Company desires to sell. The Company can only sell its Vail stock in a registered offering allowed under the shareholder agreement or in private transactions (provided the purchaser agrees to be bound by the shareholder agreement). The shareholder agreement provides that the Company will vote the shares of Vail stock in accordance with the recommendation of Vail's Board of Directors with respect to shareholder proposals and nominations to that Board, and with respect to other proposals, in proportion to the votes of all other shareholders. However, the Company may vote as it deems appropriate with respect to proposals for the merger of Vail, the sale of all Vail assets, the creation of any other class of voting stock of Vail or changes to Vail's certificate of incorporation or bylaws if such changes adversely affect the Company's rights under the shareholder agreement. The Company has two representatives on the 17-member Vail Board of Directors.

     On November 6, 1997, Vail announced a change in its fiscal year end from September 30 to July 31. As a result, the Company reports current year equity earnings on a two-month time lag, with only ten months of equity earnings from Vail included in fiscal 1998. Vail's summarized financial information follows.

                                                YEAR ENDED      YEAR ENDED    TEN MONTHS ENDED
                                              JULY 31, 2000   JULY 31, 1999     JULY 31, 1998
                                              --------------  --------------  -----------------
Net revenues                                  $        553.1  $        475.7  $           410.3
Total operating expenses                               491.8           433.3              321.7
                                              --------------  --------------  -----------------
Income from operations                        $         61.3  $         42.4  $            88.6
                                              ==============  ==============  =================
Net income                                    $         15.3  $         12.8  $            41.0
                                              ==============  ==============  =================

                                              JULY 31, 2000   JULY 31, 1999
                                              --------------  --------------
Current assets                                $        100.3  $         92.7
Noncurrent assets                                    1,027.5           996.5
                                              --------------  --------------
  Total assets                                $      1,127.8  $      1,089.2
                                              ==============  ==============
Current liabilities                           $        110.2  $         93.1
Noncurrent liabilities                                 516.4           512.0
Minority interest                                        7.4             7.3
Stockholders' equity                                   493.8           476.8
                                              --------------  --------------
  Total liabilities and stockholders' equity  $      1,127.8  $      1,089.2
                                              ==============  ==============


NOTE  4     -  RESTRUCTURING  CHARGES

     On July 24, 2000, the Company announced its plan to close the Baltimore, MD plant of its Dressings, Syrups, Jellies & Sauces segment and move production to its Dunkirk, NY facility. In conjunction with this plan, the Company recorded charges in the fourth quarter in the amount of $2.5 ($1.6 after taxes, or $.05 per share) related to termination benefits for 132 production employees and 37 administrative employees and a write-down of assets to be sold. The land, building and equipment which will not be transferred to Dunkirk were written down to approximately $1.1 to reflect their estimated realizable value net of selling expenses. None of these charges were utilized in fiscal 2000 but are expected to be fully utilized by the end of fiscal year 2001.

     Concurrent with the Ripon acquisition (see Note 2), the Company recorded a restructuring reserve of approximately $1.7 in the Ripon opening balance sheet related to the severance of 46 administrative employees at Ripon. Recording this reserve had no effect on the Company's earnings, but resulted in a corresponding increase in goodwill. Approximately $.2 of this reserve remains as of September 30, 2000 and will be paid by the end of the first quarter of fiscal year 2001.

     The restructuring charges and their utilization are summarized in the following table.

                                               FY 2000  Utilized in  Balance of
                                               Charges     FY 2000     Reserve
                                               --------    --------    --------
Severance, benefits and outplacement expenses   $  3.6      $ (1.5)     $  2.1
Asset write-down                                    .6           -          .6
                                               --------    --------    --------
                                                $  4.2      $ (1.5)     $  2.7
                                               ========    ========    ========

NOTE  5     -  INCOME  TAXES

     The  provision  for  income  taxes  consisted  of  the  following:

                                                 2000        1999        1998
                                               --------    --------    --------
Current:
    Federal                                     $ 11.7      $ 10.3      $ 13.7
    State                                           .9          .9         1.7
                                               --------    --------    --------
                                                  12.6        11.2        15.4
                                               --------    --------    --------
Deferred:
    Federal                                        7.6        10.4         9.8
    State                                          1.2          .3         1.6
                                               --------    --------    --------
                                                   8.8        10.7        11.4
                                               --------    --------    --------
Total provision for income taxes                $ 21.4      $ 21.9      $ 26.8
                                               ========    ========    ========

     A reconciliation of income taxes with amounts computed at the statutory federal rate follows:

                                                 2000        1999        1998
                                               --------    --------    --------
Computed tax at federal statutory rate (35.0%)  $ 20.2      $ 20.4      $ 24.6
State income taxes, net of federal tax benefit     1.4          .8         2.1
Other, net                                         (.2)         .7          .1
                                               --------    --------    --------
                                                $ 21.4      $ 21.9      $ 26.8
                                               ========    ========    ========

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets (liabilities) at September 30 were as follows:

                                   2000           1999
                                 -------       --------
Current
  Accrued liabilities            $  3.7         $  2.9
  Inventories                       2.4            2.0
  Other items                        .6             .6
                                 -------       --------
                                    6.7            5.5
                                 -------       --------
Noncurrent:
  Equity investment in Vail       (19.9)         (18.1)
  Property basis differences      (28.3)          (1.1)
  Postretirement benefits           5.3            5.5
  Deferred compensation             3.5            2.6
  Insurance reserves                2.6            2.0
  Intangible assets                 (.9)           1.1
  Pension                            .6            1.1
  Other items                        .5              -
                                 -------       --------
                                  (36.6)          (6.9)
                                 -------       --------
Net deferred tax liability       $(29.9)       $  (1.4)
                                 =======       ========

NOTE  6     -  EARNINGS  PER  SHARE

     Options to purchase shares of common stock which were outstanding at September 30 and could potentially dilute basic earnings per share in the future but which were not included in the computation of diluted earnings per share for the year then ended because to do so would have been antidilutive for the period were 844,500, 450,500 and zero for fiscal 2000, 1999 and 1998, respectively. See Note 15 for more information about outstanding options.


NOTE  7     -  SUPPLEMENTAL  EARNINGS  STATEMENT  AND  CASH  FLOW  INFORMATION

                                                 2000        1999        1998
                                               --------    --------    --------
Repair and maintenance expenses                 $ 27.0      $ 19.8      $ 20.2
Research and development expenses                  4.0         4.2         4.2
Interest paid                                      8.3         1.6          .2
Income taxes paid, net of refunds                 12.6        17.1         8.1


NOTE  8    -  SUPPLEMENTAL  BALANCE  SHEET  INFORMATION

                                      SEPTEMBER 30,
                                   ------------------
                                     2000      1999
                                   --------  --------
RECEIVABLES
  Trade                            $  94.9   $  60.3
  Other                                9.1       1.7
                                   --------  --------
                                     104.0      62.0
  Allowance for doubtful accounts     (1.6)     (2.1)
                                   --------  --------
                                   $ 102.4   $  59.9
                                   ========  ========
INVENTORIES
  Raw materials and supplies       $  57.8   $  31.9
  Finished products                   92.3      43.4
                                   --------  --------
                                   $ 150.1   $  75.3
                                   ========  ========
INTANGIBLE ASSETS
  Goodwill                         $ 184.5   $  90.3
  Other intangible assets             21.3      20.5
                                   --------  --------
                                     205.8     110.8
  Accumulated amortization           (19.7)    (10.1)
                                   --------  --------
                                   $ 186.1   $ 100.7
                                   ========  ========
PROPERTY
  Land                             $  10.0   $   3.6
  Buildings                           81.7      51.2
  Machinery and equipment            312.2     214.1
  Construction in progress             7.7      11.5
                                   --------  --------
                                     411.6     280.4
  Accumulated depreciation          (139.7)   (114.9)
                                   --------  --------
                                   $ 271.9   $ 165.5
                                   ========  ========
OTHER CURRENT LIABILITIES
  Compensation                     $   9.7   $   7.6
  Income taxes                          .5        .6
  Advertising and promotion           12.3       7.1
  Other items                         16.9       8.4
                                   --------  --------
                                   $  39.4   $  23.7
                                   ========  ========
OTHER LIABILITIES
  Postretirement medical and life  $  15.0   $  15.1
  Deferred compensation                9.7       8.5
  Insurance                            6.6       5.1
  Other items                          4.2       4.2
                                   --------  --------
                                   $  35.5   $  32.9
                                   ========  ========

NOTE  9    -  ALLOWANCE  FOR  DOUBTFUL  ACCOUNTS

                                                 2000        1999        1998
                                               --------    --------    --------
Balance, beginning of year                      $  2.1      $  1.2      $  1.0
Provision charged to (income) expense              (.1)         .8          .4
Write-offs, less recoveries                        (.7)        (.3)        (.2)
Acquisitions                                        .3          .4           -
                                               --------    --------    --------
Balance, end of year                            $  1.6      $  2.1      $  1.2
                                               ========    ========    ========


NOTE  10   -  LONG-TERM  DEBT

Long-term  debt  consisted  of  the  following  at  September  30:

                                            2000                   1999
                                    -------------------    --------------------
                                      Balance   Interest     Balance   Interest
                                    Outstanding   Rate     Outstanding  Rate
                                      -------   -------      -------   ------
Credit Agreement A                    $ 125.0   7.375%       $     -     n/a
Credit Agreement B                      100.0   7.625%             -     n/a
Uncommitted credit arrangements          33.3   7.474%          42.8     6.2%
Industrial Development Revenue Bond       5.6   5.575%             -     n/a
Other                                      .5   Various            -     n/a
                                      -------                -------
                                      $ 264.4                $  42.8
                                      =======                =======

     On April 28, 1999 the Company entered into a $125 revolving credit agreement (Credit Agreement A). Borrowings under Credit Agreement A bear interest at either, at the Company's option, (1) LIBOR plus the applicable margin rate of 0.75% or (2) the maximum of the federal funds rate plus the applicable margin rate of 0.50% or the prime rate. Such borrowings are unsecured and mature on April 28, 2002 unless such date is extended. Credit Agreement A calls for an unused commitment fee of 0.175%, payable quarterly in arrears, and contains certain representations, warranties, covenants and conditions customary to credit facilities of this nature.

     On July 10, 2000, the Company entered into a $200 revolving credit agreement (Credit Agreement B). Borrowings under Credit Agreement B bear interest at either, at the Company's option, (1) LIBOR plus the applicable margin rate of 1.00% or (2) the maximum of the federal funds rate plus the applicable margin rate of 0.50% or the prime rate. Such borrowings are unsecured and mature on April 10, 2001 unless such date is extended, at the Company's option, for an additional nine months. Credit Agreement B calls for an unused commitment fee of 0.20%, payable quarterly in arrears, and contains certain representations, warranties, covenants and conditions customary to credit facilities of this nature. The outstanding balance was classified as long-term debt based on management's ability and intent to refinance it on a long-term basis.

     The amount outstanding under uncommitted credit arrangements with banks as of September 30, 2000 matured October 2, 2000 but was classified as long-term debt based on management's ability and intent to refinance it on a long-term basis.

     Through the acquisition of The Red Wing Company, Inc., the Company acquired an Industrial Development Revenue Bond (IRB) in the amount of $5.6, which bears interest at a variable rate and matures on April 1, 2005.

     As of September 30, 2000, $10.6 in letters of credit and surety bonds were outstanding with various financial institutions, principally related to self-insurance requirements, the IRB and acquisition transactions.

NOTE  11    -  FINANCIAL  INSTRUMENTS

FAIR  VALUES

     The carrying amounts reported on the Consolidated Balance Sheet for cash and cash equivalents, receivables and accounts payable approximate fair value because of the short maturities of these financial instruments. The estimated fair value of the Company's long-term debt (see Note 10) approximates book value since the interest rates on nearly all of the outstanding borrowings are adjusted very frequently. In the ordinary course of business, the Company is exposed to commodity price risks relating to the acquisition of raw materials and supplies and interest rate risks relating to long-term borrowings. Authorized individuals within the Company may utilize derivative financial instruments, including (but not limited to) futures contracts, option contracts, forward contracts and swaps, to manage certain of these exposures by hedging when it is practical to do so. As a matter of policy, the Company is not permitted to engage in speculative or leveraged transactions and will not hold or issue financial instruments for trading purposes. The Company's derivative financial instruments are off-balance-sheet and therefore have no carrying value. The contractual amounts of those derivatives totaled $3.5 and $2.3 at September 30, 2000 and 1999, respectively, while the corresponding fair values were not significant.

CONCENTRATION  OF  CREDIT  RISK

     The Company's primary concentration of credit risk is related to certain trade accounts receivable due from several highly leveraged or "at risk" customers. At September 30, 2000 and 1999 the amount of such receivables was immaterial. Consideration was given to the financial position of these customers when determining the appropriate allowance for doubtful accounts.


NOTE 12     -  COMMITMENTS  AND  CONTINGENCIES

LEGAL  PROCEEDINGS

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

     Pending legal liability, if any, from these proceedings cannot be determined with certainty; however, in the opinion of Company management, based upon the information presently known, the ultimate liability of the Company, if any, arising from the pending legal proceedings, as well as from asserted legal claims and known potential legal claims which are probable of assertion, taking into account established accruals for estimated liabilities (if any), are not expected to be material to the Company's consolidated financial position, results of operations and cash flows. In addition, while it is difficult to quantify with certainty the potential financial impact of actions regarding expenditures for compliance with regulatory matters, in the opinion of management, based upon the information currently available, the ultimate liability arising from such compliance matters should not be material to the Company's consolidated financial position, results of operations and cash flows.

     Additionally, the Company has retained certain potential liabilities associated with divested businesses (its former branded cereal business and ski resort business). Presently, management believes that taking into account applicable liability caps, sharing arrangements with acquiring entities and the known facts and circumstances regarding the retained liabilities, potential liabilities of the divested businesses should not be material to the Company's consolidated financial position, results of operations and cash flows.

LEASE  COMMITMENTS

     Future minimum rental payments (receipts) under noncancellable operating leases and subleases in effect as of September 30, 2000 were:

             2001     2002     2003     2004     2005    Later     Total
            ------   ------   ------   ------   ------   ------   ------
Leases      $ 5.3    $ 3.9    $ 3.4    $ 3.1    $ 2.9    $  .8    $ 19.4
Subleases     (.6)     (.6)     (.6)     (.6)     (.6)       -      (3.0)

     Rent expense for all operating leases was $4.2, $4.9 and $3.9 (net of sublease income of $.4, $.4 and $.2) in fiscal 2000, 1999 and 1998, respectively.

OTHER  CONTINGENCIES

     In connection with the sale of the Company's Resort Operations in 1997, Vail assumed the obligation to repay, when due, certain indebtedness of Resort Operations consisting of the following: Series 1990 Sports Facilities Refunding Revenue Bonds in the aggregate principal amount of $20.36, bearing interest at rates ranging from 7.2% to 7.875% and maturing in installments in 1998, 2006 and 2008; and Series 1991 Sports Facilities Refunding Revenue Bonds in the aggregate principal amount of $3, bearing interest at 7.125% for the portion maturing in 2002 and 7.375% for the portion maturing in 2010 (collectively, "Resort Operations Debt"). The Resort Operations Debt is guaranteed by Ralston Purina Company (Ralston). Pursuant to an Agreement and Plan of Reorganization signed when the Company was spun-off from Ralston in 1994, the Company agreed to indemnify Ralston for any liabilities associated with the guarantees. To facilitate the sale of the Company's branded cereal business to General Mills in 1997, General Mills acquired the legal entity originally obligated to so indemnify Ralston. Pursuant to the Reorganization Agreement with General Mills, however, the Company has agreed to indemnify General Mills for any liabilities it may incur with respect to indemnifying Ralston relating to aforementioned guarantees. Presently, management believes that there is not a significant likelihood that Vail will default on its repayment obligations with respect to the Resort Operations Debt.


NOTE  13    -  PENSION  AND  OTHER  POSTRETIREMENT  BENEFITS

     The Company sponsors qualified and supplemental noncontributory defined benefit pension plans and other postretirement benefit plans for its employees. The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets over the two-year period ending September 30, 2000, and a statement of the funded status as of September 30 of both years.

                                                 Pension Benefits   Other Benefits
                                                 ----------------  ----------------
                                                  2000     1999     2000     1999
                                                 -------  -------  -------  -------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year          $ 88.3   $ 84.1   $ 14.9   $ 15.2
Service cost                                        2.9      2.4       .1       .1
Interest cost                                       6.7      5.7      1.1      1.0
Plan amendments                                       -       .1        -        -
Actuarial (gain) loss                               1.2       .4      1.9      (.6)
Acquisitions                                       15.5        -        -        -
Benefit payments                                   (4.9)    (4.4)    (1.3)     (.8)
                                                 -------  -------  -------  -------
Benefit obligation at end of year                $109.7   $ 88.3   $ 16.7   $ 14.9
                                                 -------  -------  -------  -------

CHANGE IN FAIR VALUE OF PLAN ASSETS
Fair value of plan assets at beginning of year   $110.7   $ 95.3   $    -   $    -
Actual return on plan assets                       13.3     19.9        -        -
Acquisitions                                       17.9        -        -        -
Employer contributions                               .1        -        -        -
Benefit payments                                   (4.9)    (4.4)       -        -
Settlements                                           -      (.1)       -        -
                                                 -------  -------  -------  -------
Fair value of plan assets at end of year         $137.1   $110.7   $    -   $    -
                                                 -------  -------  -------  -------

FUNDED STATUS                                    $ 27.4   $ 22.4   $(16.7)  $(14.9)
Unrecognized net (gain) loss                      (29.6)   (26.7)     1.6      (.4)
Unrecognized prior service cost                      .5       .7       .1       .2
Unrecognized transition asset                       (.3)     (.3)       -        -
                                                 -------  -------  -------  -------
Net amount recognized                            $ (2.0)  $ (3.9)  $(15.0)  $(15.1)
                                                 =======  =======  =======  =======

AMOUNTS RECOGNIZED
Prepaid benefit cost                             $  2.1   $    -   $    -   $    -
Accrued benefit liability                          (4.1)    (3.9)   (15.0)   (15.1)
                                                 -------  -------  -------  -------
Net amount recognized                            $ (2.0)  $ (3.9)  $(15.0)  $(15.1)
                                                 =======  =======  =======  =======

WEIGHTED-AVERAGE ASSUMPTIONS
AS OF SEPTEMBER 30
Discount rate                                      7.75%    7.50%    7.75%    7.50%
Rate of compensation increase                      5.25%    5.25%      N/A      N/A
Expected return on plan assets                     9.50%    9.50%      N/A      N/A

     For September 30, 2000 measurement purposes, the assumed annual rate of increase in the future per capita cost of covered health care benefits was 8% for 2001, declining gradually to an ultimate rate of 6% for 2009. For September 30, 1999 measurement purposes, the assumed annual rate of increase was 7% for 2000, declining gradually to an ultimate rate of 5% for 2004. A 1% change in assumed health care cost trend rates would result in a corresponding change in the accumulated postretirement benefit obligation at September 30, 2000 of approximately $1.4 and in the total service and interest cost components for fiscal 2000 of approximately $.1.

     The following table provides the components of net periodic benefit cost for the plans.

                                     Pension Benefits        Other Benefits
                                  ----------------------  --------------------
                                   2000    1999    1998    2000   1999   1998
                                  ------  ------  ------  -----  -----  ------
Service cost                      $ 2.9   $ 2.4   $ 3.4   $  .1  $  .1  $  .1
Interest cost                       6.7     5.7     5.3     1.1    1.0    1.0
Expected return on plan assets     (9.2)   (7.8)   (7.7)      -      -      -
Amortization of:
   Net (gain) loss                  (.2)     .1    (1.0)      -      -    (.1)
   Prior service cost                .3      .3      .4       -     .1     .1
   Transition asset                 (.1)    (.1)    (.1)      -      -      -
                                  ------  ------  ------  -----  -----  ------
Net periodic benefit cost            .4      .6      .3     1.2    1.2    1.1
Curtailment gain                      -       -    (2.1)      -      -      -
Settlement loss                       -       -      .6       -      -      -
                                  ------  ------  ------  -----  -----  ------
Net periodic benefit cost after
   curtailments and settlements   $  .4   $  .6   $(1.2)  $ 1.2  $ 1.2  $ 1.1
                                  ======  ======  ======  =====  =====  ======

     In addition to the above plans, the Company sponsors defined contribution [401(k)] plans under which the Company makes matching contributions. The costs of these plans were $2.2, $1.5 and $1.5 for the years ended September 30, 2000, 1999 and 1998, respectively.


NOTE  14    -  SHAREHOLDERS'  EQUITY

     On December 18, 1996, the Company's Board of Directors declared a dividend distribution of one share purchase right (Right) for each outstanding share of the Company's common stock. Each Right entitles a shareholder to purchase from the Company one common share at an exercise price of $30 per share subject to antidilution adjustments. The Rights, however, become exercisable only at the time a person or group acquires, or commences a public tender offer for, 20% or more of the Company's common stock. If an acquiring person or group acquires 20% or more of the Company's common stock, the price will be further adjusted so that each Right (other than those held by the acquiring person or group) would entitle the holder to acquire for the exercise price a number of shares of the Company's common stock found by dividing the then current exercise price by the number of shares of the Company's common stock for which a Right is then exercisable and dividing that amount by 50% of the then current per share market price of the Company's common stock. In the event that the Company merges with, or transfers 50% or more of its assets or earning power to, any person or group after the Rights become exercisable, holders of the Rights may purchase, at the exercise price, common stock of the acquiring entity having a value equal to twice the exercise price. The Rights can be redeemed by the Board of Directors at $.01 per Right only up to the tenth business day after a person or group acquires 20% or more of the Company's common stock. Also, following the acquisition by a person or group of beneficial ownership of at least 20% but less than 50% of the Company's common stock, the Board may exchange the Rights for common stock at a ratio of one share of common stock per Right. The Rights expire on January 31, 2007.

     At September 30, 2000, 2,820,559 shares of the Company's common stock were reserved under various employee incentive compensation and benefit plans.

     The Company has not issued any shares of preferred stock. The terms of any series of preferred stock (including but not limited to the dividend rate, voting rights, convertibility into other Company securities and redemption) may be set by the Company's Board of Directors.

NOTE  15    -  STOCK-BASED  COMPENSATION  PLANS

     During fiscal 1997, the Board of Directors adopted the Incentive Stock Plan
(Plan), which reserves shares to be used for various stock-based compensation awards. The Plan provides that eligible employees may receive stock option awards and other stock awards payable in whole or part by the issuance of stock. At September 30, 2000, 1,034,332 shares were available for future awards under the Plan.

STOCK  OPTIONS

     Under the provisions of the Plan, zero, 455,500, and 424,500 stock option awards were issued in 2000, 1999, and 1998, respectively, at an option price equal to the fair market value of the shares at the grant date and accordingly, no charge against earnings was made. Generally, options are exercisable beginning from three to nine years after date of grant and have a maximum term of ten years. For options outstanding at September 30, 2000, the weighted average remaining contractual life was 7.6 years and the range of exercise prices was $12.00 to $17.19.

     Changes in incentive and nonqualified stock options outstanding are summarized as follows:

                                        2000                   1999                   1998
                                ---------------------  ---------------------  ---------------------
                                            Weighted               Weighted               Weighted
                                  Shares     Average     Shares     Average     Shares     Average
                                  Under     Exercise     Under     Exercise     Under     Exercise
                                  Option      Price      Option      Price      Option      Price
                                ----------  ---------  ----------  ---------  ----------  ---------
Outstanding, beginning of year  1,687,500   $  14.05   1,250,500   $  12.89     850,000   $  12.00
Granted                                 -          -     455,500      17.18     424,500      14.63
Exercised                         (31,000)     12.00     (16,000)     12.00           -          -
Canceled                          (59,000)     14.25      (2,500)     14.63     (24,000)     12.00
                                ----------             ----------             ----------
Outstanding, end of year        1,597,500      14.09   1,687,500      14.05   1,250,500      12.89
                                ==========             ==========             ==========
Exercisable, end of year           26,000      12.61      31,000      12.00      16,000      12.00
                                ==========             ==========             ==========

     The Company accounts for stock-based compensation using the intrinsic value method. Accordingly, as previously discussed, no compensation expense has been recognized for the stock options granted. If the Company had accounted for the Plan using the fair value method, which requires recognition of compensation cost ratably over the vesting period of the options, net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                          Net Earnings              Diluted Earnings Per Share
                    ----------------------------   ----------------------------
                      2000      1999      1998       2000      1999      1998
                    --------  --------  --------   --------  --------  --------
As reported         $ 36.4    $ 36.4    $ 43.6     $  1.19   $  1.15   $  1.32
Pro forma             34.6      35.4      43.1        1.13      1.12      1.31

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model as follows:

                                                       1999           1998
                                                    ----------      ---------
Expected stock price volatility                       41.35%         43.37%
Risk-free interest rate                                5.7%           4.5%
Expected option lives                               5.6-8 yrs       6.5-8 yrs
Estimated fair value of options granted (per share)   $9.29          $7.77

DEFERRED  COMPENSATION

     The Incentive Stock Plan provides for deferred compensation plans for non-management directors and key employees, as well as an Executive Savings Investment Plan.

     Under the Deferred Compensation Plan for Non-Management Directors, any non-management director may elect to defer, within certain limitations, their retainer and fees until retirement or other termination of their directorship. Deferrals may be made in Ralcorp common stock equivalents (Equity Option) or in cash under a number of funds operated by The Vanguard Group Inc. with a variety of investment strategies and objectives (Vanguard Funds). Deferrals in the Equity Option receive a 33 1/3% Company matching contribution which is fully vested.

     Under the Deferred Compensation Plan for Key Employees, eligible employees may elect to defer payment of all or a portion of their bonus until some later date. Deferrals may be made in the Equity Option or in the Vanguard Funds. Deferrals in the Equity Option currently receive a 25% Company matching contribution which is fully vested if the related employee deferral remains invested in the Equity Option for five years. The plan also contains provisions that result in forfeiture of the Company match in the event of termination for cause or involuntary termination prior to age 55.

     The Executive Savings Investment Plan allows eligible employees to defer up to 12% of their compensation once they have reached the legislated maximum annual pre-tax contribution to the Company's Savings Investment Plan [401(k)] or their compensation exceeds the legislated maximum compensation that can be recognized under that plan. A portion of the deferrals under this plan receives a Company matching contribution which vests at a rate of 25% for each year of Company service.

     Matching contributions related to these three deferred compensation plans resulted in additional compensation expense of approximately $.2, $.3 and $.2 for fiscal 2000, 1999 and 1998. Market adjustments to the liability and investment related to these plans resulted in pretax income of $.9 for fiscal 2000, pretax expense of $.9 for fiscal 1999 and pretax income of $.5 for fiscal 1998.


NOTE  16    -  SEGMENT  INFORMATION

     The Company's operating segments offer different products and services and are managed separately. These operating segments have been aggregated to present the Company's reportable segments - Cereals, Crackers & Cookies; Snack Nuts & Candy; Dressings, Syrups, Jellies & Sauces; and Baby Foods. The Company evaluates segment performance based on profit or loss from operations before income taxes, interest, restructuring charges and unallocated corporate expenses (operating profit).

     The  accounting policies of the segments are the same as those described in
Note 1. The Company's revenues are primarily generated by sales within the United States; foreign sales are immaterial. There are no intersegment revenues and no single customer accounted for 10% or more of sales.

     The table below presents information about reportable segments as of and for the years ended September 30. Note that "Additions to property and intangibles" excludes additions through business acquisitions (see Note 2) and "Assets, end of year" for Corporate includes the equity investment in Vail of $75.9, $70.7, and $66.0 as of September 30, 2000, 1999, and 1998,
respectively  (see  Note  3).

                                                        2000     1999     1998
                                                       -------  -------  -------
NET SALES
  Cereals                                              $283.6   $297.1   $278.2
  Crackers & Cookies                                    232.2    173.7    157.6
  Snack Nuts & Candy                                    169.7    124.2     24.7
  Dressings, Syrups, Jellies & Sauces                   123.7     41.6        -
  Baby Foods                                                -        -    122.4
                                                       -------  -------  -------
    Total                                              $809.2   $636.6   $582.9
                                                       =======  =======  =======
OPERATING PROFIT (LOSS)
  Cereals, Crackers & Cookies                          $ 57.5   $ 53.8   $ 46.7
  Snack Nuts & Candy                                      9.7      8.2       .9
  Dressings, Syrups, Jellies & Sauces                     3.5      1.7        -
  Baby Foods                                                -        -     (1.1)
                                                       -------  -------  -------
    Total segment operating profit                       70.7     63.7     46.5
  Interest expense                                       (8.8)    (1.4)       -
  Restructuring charge                                   (2.5)       -        -
  Gain on sale of business                                  -        -     18.7
  Unallocated corporate expenses                         (6.8)    (8.7)    (5.4)
                                                       -------  -------  -------
    Earnings before income taxes and equity earnings   $ 52.6   $ 53.6   $ 59.8
                                                       =======  =======  =======
ADDITIONS TO PROPERTY AND INTANGIBLES
  Cereals, Crackers & Cookies                          $ 17.5   $ 17.8   $ 21.6
  Snack Nuts & Candy                                      4.4      1.5       .5
  Dressings, Syrups, Jellies & Sauces                     2.0      1.2        -
  Baby Foods                                                -        -      2.5
  Corporate                                                .2        -        -
                                                       -------  -------  -------
    Total                                              $ 24.1   $ 20.5   $ 24.6
                                                       =======  =======  =======
DEPRECIATION AND AMORTIZATION
  Cereals, Crackers & Cookies                          $ 25.1   $ 19.0   $ 15.0
  Snack Nuts & Candy                                      4.9      2.6       .6
  Dressings, Syrups, Jellies & Sauces                     3.8      1.0        -
  Baby Foods                                                -        -      2.2
  Corporate                                                .5       .5       .4
                                                       -------  -------  -------
    Total                                              $ 34.3   $ 23.1   $ 18.2
                                                       =======  =======  =======
ASSETS, END OF YEAR
  Cereals, Crackers & Cookies                          $348.1   $272.2   $270.5
  Snack Nuts & Candy                                    132.0     87.1     55.1
  Dressings, Syrups, Jellies & Sauces                   225.8     41.7        -
  Baby Foods                                                -        -        -
  Corporate                                              98.8     82.8     92.3
                                                       -------  -------  -------
    Total                                              $804.7   $483.8   $417.9
                                                       =======  =======  =======

NOTE  17    -  QUARTERLY  FINANCIAL  DATA  (UNAUDITED)

     The results for any single quarter are not necessarily indicative of the Company's results for any other quarter or the full year. Due to the Company's equity interest in Vail (see Note 3), which typically yields more than the entire year's equity income during the Company's second and third fiscal quarters, net earnings of the Company are seasonal. In addition certain aspects of the Company's operations, especially in the Snack Nuts & Candy segment, are somewhat seasonal with a higher percentage of sales and operating profits expected to be recorded in the first and fourth fiscal quarters.

                                First     Second    Third     Fourth   Total
                               Quarter   Quarter   Quarter   Quarter    Year
                               --------  --------  --------  --------  ------
FISCAL 2000
Net sales                      $  204.9  $  173.2  $  172.1  $  259.0  $809.2
Gross profit                       49.4      42.3      40.7      57.1   189.5
Net earnings                        7.6      10.6      12.9       5.3    36.4
Diluted earnings per share          .24       .34       .43       .18    1.19
Market price per share - high     20.75     19.88     15.50     14.38   20.75
Market price per share - low      17.13     14.44     11.50     12.31   11.50

FISCAL 1999
Net sales                      $  154.9  $  150.3  $  154.4  $  177.0  $636.6
Gross profit                       42.9      41.7      39.8      44.7   169.1
Net earnings                        6.3      10.9      12.1       7.1    36.4
Diluted earnings per share          .20       .34       .38       .23    1.15
Market price per share - high     18.38     20.81     20.88     17.69   20.88
Market price per share - low      13.00     16.50     16.06     15.75   13.00


NOTE  18     -  SUBSEQUENT  EVENT

     On August 7, 2000, the Company and Agribrands International, Inc. (Agribrands) entered into an Agreement and Plan of Reorganization (Agreement), which set forth the terms and conditions of a proposed merger of equals of the two companies. On December 1, 2000, the Agreement was terminated by Agribrands. In accordance with the Agreement, the Company received a payment of $5.0 million as a termination fee. This termination fee income will be recorded net of related expenses in the first quarter of fiscal 2001.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not  applicable.


                                    PART III


ITEM  10.     DIRECTORS  AND  EXECUTIVE  OFFICERS  OF  THE  REGISTRANT

      The information regarding directors under the headings "ELECTION OF DIRECTORS" and "INFORMATION ABOUT DIRECTORS AND EXECUTIVE OFFICERS" in the Company's Notice of Annual Meeting and Proxy Statement, to be filed, is hereby incorporated by reference. Information regarding Executive Officers of the Company is included under Item 4A of Part I.

ITEM  11.     EXECUTIVE  COMPENSATION

     Information appearing under the heading "INFORMATION ON EXECUTIVE COMPENSATION" and the remuneration information under the caption "How does Ralcorp compensate its directors?" in the Company's Notice of Annual Meeting and Proxy Statement, to be filed, are hereby incorporated by reference.


ITEM  12.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL OWNERS AND MANAGEMENT

     The discussion of the security ownership of certain beneficial owners and management appearing under the caption "How much Ralcorp stock do directors and executive officers own?" in the Company's Notice of Annual Meeting and Proxy
Statement,  to  be  filed,  is  hereby  incorporated  by  reference.


ITEM  13.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

     Information appearing under the heading "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION" of the Company's Notice of Annual Meeting and Proxy Statement, to be filed, is hereby incorporated by reference.


                                     PART IV

ITEM  14.     EXHIBITS,  FINANCIAL  STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
(a)     Documents  filed  with  this  report:
  1. Financial Statements. The following financial statements are filed as a part of this document under Item 8.

       -Report  of  Independent  Accountants
       -Consolidated  Statement  of  Earnings  for  years ended September 30,
        2000,  1999  and  1998
       -Consolidated Balance Sheet at September 30, 2000 and 1999 -Consolidated Statement of Cash Flows for years ended September 30,
        2000,  1999  and  1998
       -Consolidated  Statement  of  Shareholders' Equity for the three years ended  September  30,  2000
       -Notes  to  Consolidated  Financial  Statements

  2. Financial Statement Schedules. None. Schedules not included have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto. Financial statements of the Registrant's 50% or less owned companies have been omitted because, in the aggregate, they are not significant.

  3. Exhibits. See the Exhibit Index that appears at the end of this document and which is incorporated herein. Exhibits 10.14 to 10.37 are management compensation plans or arrangements.

(b) Reports on Form 8-K. The Company filed the following reports on Form 8-K during the last quarter of the fiscal year:

Form 8-K filed July 14, 2000 relating to a press release dated July 14, 2000 announcing the completion of the purchase of The Red Wing Company, Inc.

Form 8-K filed July 24, 2000 relating to a press release dated July 24, 2000 announcing the relocation of Baltimore production to Dunkirk, NY.

Form 8-K filed July 26, 2000 relating to a press release dated July 26, 2000 announcing earnings for third quarter and nine months ended June 30, 2000.

Form 8-K/A filed July 27, 2000 relating to the filing of the Stock Purchase Agreement and Credit Facility for the purchase of The Red Wing Company, Inc.

Form 8-K filed August 2, 2000 relating to a press release dated August 2, 2000 announcing that employees of Ripon Foods, Inc. who are members of Local 91 Union of Needletrades, Industrial and Textile Employees (UNITE) have gone on strike.

Form 8-K filed August 4, 2000 relating to a press release dated August 3, 2000 announcing that employees of Ripon Foods, Inc. who are members of Local 91 Union of Needletrades, Industrial and Textile Employees (UNITE) have reached accord with the Company.

Form 8-K filed August 8, 2000 relating to a press release dated August 8, 2000 announcing the definitive agreement between Ralcorp Holdings, Inc. and Agribrands International, Inc. to merge.

                                   SIGNATURES
     Pursuant  to  the  requirements  of  Section  13 or 15(d) of the Securities
Exchange Act of 1934, as amended, Ralcorp Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              RALCORP HOLDINGS,  INC.

                                              By:  /s/Joe  R.  Micheletto
                                              ---------------------------
                                                      Joe  R.  Micheletto
                                                      Chief  Executive  Officer
                                                      and  President
                                              December  27,  2000

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

   SIGNATURE                           TITLE                          DATE
   ---------                           -----                          ----

 /s/Joe R. Micheletto       Chief Executive Officer,           December 27, 2000
--------------------------  President and Director (Principal
Joe  R.  Micheletto         Executive Officer and Principal
                            Financial Officer)

 /s/Thomas G. Granneman     Corporate Vice President and       December 27, 2000
--------------------------  Controller (Principal Accounting
Thomas  G.  Granneman       Officer)

 /s/William D. George, Jr.  Director                           December 27, 2000
--------------------------
William D. George, Jr.

 /s/Jack W. Goodall         Director                           December 27, 2000
--------------------------
Jack W. Goodall

 /s/David W. Kemper         Director                           December 27, 2000
--------------------------
David W. Kemper

 /s/William P. Stiritz      Director                           December 27, 2000
--------------------------
William P. Stiritz

                             RALCORP HOLDINGS, INC.

                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED SEPTEMBER 30, 2000
                                INDEX TO EXHIBITS

EXHIBIT
NUMBER                               DESCRIPTION  OF  EXHIBIT
------                               ------------------------
<F*>2.1       Stock  Purchase  Agreement  between Tomkins Overseas Holdings S.A.
              and  RH  Financial  Corporation  dated  as of June 16, 2000 (Filed as Exhibit  2.1(a)  to  the  Company's  Current Report on Form 8-K
              filed on July 14, 2000).

<F*>2.2       Amendment  No.  1  to  Agreement between Tomkins Overseas Holdings
              S.A. and RH Financial Corporation dated as of June 16, 2000 (Filed as Exhibit 2.1(b) to the Company's Current Report on Form 8-K filed on July 14, 2000).

<F*>2.3       Amendment  No.  2  to  Agreement between Tomkins Overseas Holdings
              S.A.  and  RH  Financial  Corporation  dated  as  of June 16, 2000
              (Filed as Exhibit  2.1(c)  to the Company's Current Report on Form
              8-K filed on July 14, 2000).

<F*>2.4       Agreement and Plan of Reorganization dated as of August 7, 2000 by and  between  Ralcorp Holdings, Inc. and Agribrands International,
              Inc. (Filed as Exhibit 2.1 to the Company's Current Report on Form
              8-K filed on August 7, 2000).

<F*>3.1       Restated  Articles  of  Incorporation  of  Ralcorp  Holdings, Inc.
              (Filed as Exhibit 3.1 to the Company's Form 10-Q for the period ending December 31, 1996).

<F*>3.2       Bylaws  of  Ralcorp  Holdings,  Inc.  (Filed as Exhibit 3.2 to the
              Company's  Registration  Statement  on  Form 10 dated December 27,
              1996).

<F*>4.1       Shareholder  Protection  Rights Agreement (Filed as Exhibit 4.1 to
              the Company's Registration Statement on Form 10 dated December 27,
              1996).

<F*>4.2       First  Amendment  to  Shareholder Rights Protection Plan (Filed as
              Exhibit  4  to  the Company's Form 10-Q for the period ending June
              30, 1997).

<F*>10.1      $125,000,000  Credit  Agreement  among Ralcorp Holdings, Inc., the lenders named therein, and the First National Bank of Chicago, as Agent, dated as of April 28, 1999. (Filed as Exhibit 10.1 to the
              Company's Form 10-Q for the period ending March 31, 1999).

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




                          INDEX TO EXHIBITS (CONTINUED)

EXHIBIT
NUMBER                              DESCRIPTION  OF  EXHIBIT
------                              ------------------------

<F*>10.6      Trademark  Agreement  dated  as  of  January 31, 1997 by and among
              Ralcorp  Holdings, Inc., New Ralcorp Holdings, Inc. and Chex, Inc.
              (Filed as Exhibit 10.3 to the Company's Form 10-Q for the period ending December 31, 1996).

<F*>10.7      Agreement  and  Plan  of Merger dated as of August 13, 1996 by and among Ralcorp Holdings, Inc., General Mills Inc. and General Mills
              Missouri, Inc. (Filed as Exhibit 2.6 to the Company's Form 10-Q for the period ending December 31, 1996).

<F*>10.8      Stock  Purchase Agreement by and among Vail Resorts, Inc., Ralston
              Foods, Inc. and Ralston Resorts, Inc. dated July 22, 1996 (Filed as Exhibit 10.10 to the Company's Registration Statement on Form
              10, dated December 27, 1996).

<F*>10.9      Shareholder  Agreement  dated  as  of  January  3, 1997 among Vail
              Resorts,  Inc.,  Ralston Foods, Inc. and Apollo Ski Partners, L.P.
              (Filed as Exhibit 10.9 to the Company's Form 10-Q for the period ending December 31, 1996).

    10.9(a)   First  Amendment  to Shareholder Agreement dated as of November 1,
              1999  among  Vail Resorts, Inc., Ralcorp Holdings, Inc. and Apollo
              Ski  Partners LP.  (Filed as Exhibit 10.9(a) to the Company's Form
              10-K for the year ending September 30, 2000).

<F*>10.10     Stock  Purchase  Agreement  among  Bremner,  Inc.  and  all of the shareholders  of  the Wortz Company dated March 14, 1997 (Filed as
              Exhibit  10.0  to  the  Company's  Form 10-Q for the period ending
              March 30, 1997).

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

<F*>10.14     Incentive  Stock  Plan  (Filed  as  Exhibit 10.01 to the Company's
              Registration Statement on Form 10 dated December 27, 1997).

<F*>10.15     Form  of  1997  Non-Qualified  Stock  Option  Agreement  (Filed as
              Exhibit  10.01  to  Company's Form 10-Q for the period ending June
              30, 1997).

<F*>10.16     Form  of  1997  Non-Qualified  Stock  Option  Agreement  for  Non-
              Management  Directors  (Filed  as  Exhibit 10.01 to Company's Form
              10-Q for the period ending June 30, 1997).

<F*>10.17     Form  of Management Continuity Agreement (Filed as Exhibit 10.3 to
              the Company's Form 10-Q for the period ending June 30, 1997).

<F*>10.18     Employment  Agreement  for J. R. Micheletto (Filed as Exhibit 10.4
              to the Company's Form 10-Q for the period ending June 30, 1997).





                          INDEX TO EXHIBITS (CONTINUED)

EXHIBIT
NUMBER                               DESCRIPTION  OF  EXHIBIT
------                               ------------------------
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

<F*>10.19     Employment  Agreement for K. J. Hunt (Filed as Exhibit 10.5 to the
              Company's Form 10-Q for the period ending June 30, 1997).

<F*>10.20     Employment  Agreement for R. W. Lockwood (Filed as Exhibit 10.6 to
              the Company's Form 10-Q for the period ending June 30, 1997).

<F*>10.21     Employment  Agreement  for J. A. Nichols (Filed as Exhibit 10.7 to
              the Company's Form 10-Q for the period ending June 30, 1997).

<F*>10.22     Employment  Agreement  for  D. P. Skarie (Filed as Exhibit 10.8 to
              the Company's Form 10-Q for the period ending June 30, 1997).

<F*>10.23     Summary  of Terms for 1998 Non-Qualified Stock Options.  (Filed as
              Exhibit  10.23  to  the  Company's  Form  10-K for the year ending
              September 30, 1998).

<F*>10.24     Employment  Agreement  for R. D. Wilkinson (Filed as Exhibit 10.24
              to  the  Company's  Form  10-K  for  the year ending September 30,
              1997).

<F*>10.25     Split  Dollar  Second  to Die Life Insurance Arrangement (Filed as
              Exhibit  10.07  to the Company's Registration Statement on Form 10
              dated December 27, 1996).

<F*>10.26     Change  in  Control  Severance Compensation Plan (Filed as Exhibit
              10.06  to  the  Company's  Registration Statement on Form 10 dated
              December 27, 1996).

<F*>10.27     Deferred  Compensation Plan for Non-Management Directors (Filed as
              Exhibit  10.28  to  the  Company's  Form  10-K for the year ending
              September 30, 1999).

<F*>10.28     Deferred  Compensation  Plan  for  Key Employees (Filed as Exhibit
              10.29 to the Company's Form 10-K for the year ending September 30,
              1999).

<F*>10.29     Executive  Life  Insurance  Plan  (Filed  as  Exhibit 10.10 to the
              Company's  Registration  Statement  on  Form 10 dated December 27,
              1996).

<F*>10.30     Executive  Health  Plan  (Filed  as Exhibit 10.11 to the Company's
              Registration Statement on Form 10 dated December 27, 1996).

<F*>10.31     Executive Long Term Disability Plan (Filed as Exhibit 10.12 to the
              Company's Registration Statement on Form 10 dated December 27,
              1996).

<F*>10.32     Supplemental  Retirement  Plan  (Filed  as  Exhibit  10.14  to the
              Company's  Registration  Statement  on  Form 10 dated December 27,
              1996).

<F*>10.33     Executive  Savings  Investment Plan (Filed as Exhibit 10.15 to the
              Company's  Registration  Statement  on  Form 10 dated December 27,
              1996).







                          INDEX TO EXHIBITS (CONTINUED)

EXHIBIT
NUMBER                               DESCRIPTION  OF  EXHIBIT
------                               ------------------------
<F*>10.34     Form of Indemnification Agreement for all Non-Management Directors
              of  the Company (Filed as Exhibit 10.35 to the Company's Form 10-K
              for the year ending September 30, 1999).

<F*>10.35     Form  of Indemnification Agreement for all Management Directors of
              the Company (Filed as Exhibit 10.36 to the Company's Form 10-K for
              the year ending September 30, 1999).

<F*>10.36     Form  of  Indemnification Agreement for all Corporate Officers who
              are  not  Directors  of the Company (Filed as Exhibit 10.37 to the
              Company's Form 10-K for the year ending September 30, 1999).

<F*>10.37     Summary  of  Terms  of  1999 Non-Qualified Stock Options (Filed as
              Exhibit  10.38  to  the  Company's  Form  10-K for the year ending
              September 30, 1999).

<F*>10.38     $200  Million  Credit  Agreement among Ralcorp Holdings, Inc., the
              Lenders named herein, and BankOne, N.A., as Agent dated as of July
              10,  2000 (Filed as Exhibit 2.2 to the Company's Current Report on
              Form 8-K filed on July 14, 2000).

    21        Subsidiaries  of  the  Company.

    23(a)     Consent  of  PricewaterhouseCoopers  LLP.

    23(b)     Consent  of  Arthur  Andersen  LLP.

<F*>24        Power  of  Attorney  (Included  in  Part  II).

    27        Financial  Data  Schedule.

    99.1      Opinion  of  Arthur  Anderson  LLP.

----------
<F*> Incorporated by reference