Form 10-Q
period 2000-12-31
RALCORP HOLDINGS INC /MO
filed 2001-02-14
CIK 1029506

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark  One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2000.

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

           Common  Stock                     Outstanding Shares at
       par value $.01 per share                February 12, 2001
                                                   29,859,907

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

Item  2.  Management's  Discussion  and  Analysis  of  Financial
          Condition  and  Results  of  Operations                      8

Item  3.  Quantitative  and  Qualitative  Disclosures
          About  Market  Risk                                         13


PART  II.  OTHER  INFORMATION

Item  6.  Exhibits  and  Reports on Form 8-K                          13







                                       (i)

                         PART  I.  FINANCIAL  INFORMATION

ITEM  1.  FINANCIAL  STATEMENTS.

                             RALCORP  HOLDINGS,  INC.
                       CONSOLIDATED  STATEMENT  OF  EARNINGS
                                  (Unaudited)
        (Dollars  in  millions  except  per  share  data,  shares  in thousands)

                                           Three Months Ended
                                              December 31,
                                           ------------------
                                             2000      1999
                                           --------  --------

Net  Sales                                 $ 277.3   $ 204.9
                                           --------  --------
Costs  and  Expenses
  Cost  of  products  sold                   216.2     155.5
  Selling,  general  and  administrative      34.1      25.6
  Advertising  and  promotion                  8.3       6.2
  Interest  expense,  net                      4.6       1.1
  Merger  termination  fee,  net  of
   related  expenses                          (4.2)        -
                                           --------  --------
    Total  Costs  and  Expenses              259.0     188.4
                                           --------  --------
Earnings  before  Income  Taxes
 and  Equity  Earnings                        18.3      16.5
Income  Taxes                                  6.9       6.0
                                           --------  --------
Earnings  before  Equity  Earnings            11.4      10.5
Equity  in  Loss  of  Vail  Resorts,  Inc.,
 Net  of  Related  Deferred  Income  Taxes    (2.7)     (2.9)
                                           --------  --------
Net  Earnings                              $   8.7   $   7.6
                                           ========  ========

Basic  Earnings  per  Share                $  0.29   $  0.25
                                           ========  ========
Diluted  Earnings  per  Share              $  0.29   $  0.24
                                           ========  ========
Weighted  Average  Shares  for
 Basic  Earnings  per  Share                29,860    30,537
  Dilutive  effect  of:
    Stock  options                             119       453
    Deferred  compensation  awards               -       194
                                           --------  --------
Weighted  Average  Shares  for
 Diluted  Earnings  per  Share              29,979    31,184
                                           ========  ========

See  accompanying  Notes  to  Condensed  Consolidated  Financial  Statements.

                   RALCORP  HOLDINGS,  INC.
            CONDENSED  CONSOLIDATED  BALANCE  SHEET
                   (Dollars  in  millions)

                                           (Unaudited)
                                             Dec. 31,    Sept. 30,
                                               2000        2000
                                             --------    --------
ASSETS
Current  Assets
  Cash  and  cash  equivalents               $   4.5     $   4.1
  Receivables,  net                            101.7       102.4
  Inventories  -
   Raw  materials  and  supplies                57.4        57.8
   Finished  products                           77.9        92.3
  Prepaid  expenses                              2.5         3.5
  Other  current  assets                         6.7         6.7
                                             --------    --------
    Total  Current  Assets                     250.7       266.8

Investment  in  Vail  Resorts,  Inc.            71.8        75.9
Intangible  Assets,  Net                       182.6       186.1
Property,  Net                                 269.5       271.9
Other  Assets                                    6.4         4.0
                                             --------    --------
    Total  Assets                            $ 781.0     $ 804.7
                                             ========    ========

LIABILITIES  AND  SHAREHOLDERS'  EQUITY
Current  Liabilities
  Accounts  payable                          $  66.0     $  78.5
  Other  current  liabilities                   49.6        39.4
                                             --------    --------
    Total  Current  Liabilities                115.6       117.9

Long-term  Debt                                234.6       264.4
Deferred  Income  Taxes                         35.2        36.6
Other  Liabilities                              36.5        35.5
Commitments  and  Contingencies                    -           -
                                             --------    --------
    Total  Liabilities                         421.9       454.4
                                             --------    --------
Shareholders'  Equity
  Common  stock                                   .3          .3
  Capital  in  excess  of  par  value          110.0       110.0
  Retained  earnings                           301.4       292.7
  Common  stock  in  treasury,  at  cost       (52.7)      (52.7)
  Accumulated  other  comprehensive  income       .1           -
                                             --------    --------
    Total  Shareholders'  Equity               359.1       350.3
                                             --------    --------
    Total  Liabilities  and
     Shareholders'  Equity                   $ 781.0     $ 804.7
                                             ========    ========

See  accompanying  Notes  to  Condensed  Consolidated  Financial  Statements.

                           RALCORP  HOLDINGS,  INC.
               CONDENSED  CONSOLIDATED  STATEMENT  OF  CASH  FLOWS
                                (Unaudited)
                           (Dollars  in  millions)

                                                        Three Months Ended
                                                            December  31,
                                                        -------------------
                                                          2000       1999
                                                        --------   --------
Cash  Flows  from  Operations
  Net  earnings                                         $   8.7    $   7.6
  Non-cash  items  included  in  net  earnings             12.5       11.4
  Changes  in  current  assets  and  liabilities,
   net  of  effects  of  acquisitions                      14.2       (2.1)
  Other,  net                                              (1.1)       2.1
                                                        --------   --------
    Net  cash  provided  by  operations                    34.3       19.0
                                                        --------   --------

Cash  Flows  from  Investing  Activities
  Business  acquisitions,  net  of  cash acquired            .6      (37.7)
  Additions  to  property  and  intangible assets          (5.2)      (6.4)
  Proceeds  from  sale  of  property                         .5          -
                                                        --------   --------
    Net  cash  used  by  investing activities              (4.1)     (44.1)
                                                        --------   --------

Cash  Flows  from  Financing  Activities
  Net (repayments) borrowings under credit arrangements   (29.8)      27.0

                                                        --------   --------
    Net cash (used) provided by financing activities      (29.8)      27.0
                                                        --------   --------

Net  Increase  in  Cash  and  Cash Equivalents               .4        1.9
Cash  and  Cash  Equivalents,  Beginning  of Period         4.1        1.9
                                                        --------   --------

Cash  and  Cash  Equivalents,  End  of Period           $   4.5    $   3.8
                                                        ========   ========

See  accompanying  Notes  to  Condensed  Consolidated  Financial  Statements.

                             RALCORP  HOLDINGS,  INC.
              NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
                               DECEMBER  31,  2000
                                  (Unaudited)
                             (Dollars  in  millions)

NOTE  1  -  PRESENTATION  OF  CONDENSED  FINANCIAL  STATEMENTS

The accompanying unaudited historical financial statements of the Company have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. Certain prior year amounts have been reclassified to conform with the current year's presentation. These statements should be read in connection with the financial statements and notes included in the Company's Annual Report to Shareholders for the year ended September 30, 2000.

NOTE  2  -  RECENTLY  ISSUED  ACCOUNTING  STANDARDS

On October 1, 2000, the Company implemented, on a prospective basis, Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138 (collectively, the Statement). This Statement requires all derivatives to be recognized in the balance sheet at fair value, with changes in that fair value to be recorded in current earnings or deferred in other comprehensive income, depending on whether the derivative instrument qualifies as a hedge and, if so, the nature of the hedging activity. The Company's transition adjustment upon adoption of the Statement was immaterial. In the ordinary course of business, the Company is exposed to commodity price risks relating to the acquisition of raw materials and supplies and interest rate risks relating to debt. Authorized individuals within the Company may utilize derivative financial instruments, including (but not limited to) futures contracts, option contracts, forward contracts and swaps, to manage certain of these exposures by hedging when it is practical to do so. The terms of these instruments generally do not exceed twelve months. The Company is not permitted to engage in speculative or leveraged transactions and will not hold or issue financial instruments for trading purposes. Hedge accounting is only applied when the derivative is deemed to be highly effective at offsetting changes in fair values or anticipated cash flows of the hedged item or transaction. Earnings impacts for all designated hedges are recorded in the Consolidated Statement of Earnings generally on the same line item as the gain or loss on the item being hedged. For a fair value hedge of a recognized asset or liability or unrecognized firm commitment, the entire change in fair value of the derivative is recorded in earnings as incurred. For a cash flow hedge of an anticipated transaction, the ineffective portion of the change in fair value of the derivative is recorded in earnings as incurred, whereas the effective portion is deferred in accumulated other comprehensive income in the Consolidated Balance Sheet until the transaction is realized, at which time any deferred hedging gains or losses are recorded in earnings. During the quarter ended December 31, 2000, hedging activities were immaterial, consisting of only cash flow hedges of ingredient purchases. See Note 4 for the related effect on comprehensive income.

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

NOTE  3  -  MERGER  TERMINATION  FEE

Agribrands International, Inc. terminated a merger agreement with Ralcorp on December 1, 2000. In accordance with the agreement, Ralcorp received a payment of $5.0 as a termination fee, which was recorded in the first quarter of fiscal 2001 net of related expenses. The after-tax effect of this nonrecurring income item was $2.6, or $.09 per diluted share.

NOTE  4  -  COMPREHENSIVE  INCOME

                                        Three Months Ended
                                           December  31,
                                        ------------------
                                          2000      1999
                                         ------    ------
Net  earnings                            $  8.7    $  7.6
Other  comprehensive  income  -
 Deferred  gain  on  cash  flow
  hedging  instruments                       .1         -
                                         ------    ------
Comprehensive  income                    $  8.8    $  7.6
                                         ======    ======


NOTE  5  -  RECEIVABLES,  NET  consisted  of  the  following:

                                       Dec.  31,  Sep.  30,
                                         2000       2000
                                       ---------  ---------
Receivables                            $  103.3   $  104.0
Allowance  for  doubtful  accounts         (1.6)      (1.6)
                                       ---------  ---------
                                       $  101.7   $  102.4
                                       =========  =========


NOTE  6  -  INTANGIBLE  ASSETS,  NET  consisted  of  the  following:

                                       Dec. 31,   Sep. 30,
                                         2000       2000
                                       ---------  ---------
Intangible  assets  at  cost           $  205.1   $  205.8
Accumulated  amortization                 (22.5)     (19.7)
                                       ---------  ---------
                                       $  182.6   $  186.1
                                       =========  =========

NOTE  7  -  PROPERTY,  NET  consisted  of  the  following:

                                       Dec. 31,   Sep. 30,
                                         2000       2000
                                       ---------  ---------
Property  at  cost                     $  413.6   $  411.6
Accumulated  depreciation                (144.1)    (139.7)
                                       ---------  ---------
                                       $  269.5   $  271.9
                                       =========  =========


NOTE  8  -  RESTRUCTURING  CHARGES

Other  current  liabilities  include  restructuring  reserves  as  follows:

                                               Sep. 30,   Amount   Dec. 31,
                                                 2000    Utilized    2000
                                               --------  --------  --------
Severance, benefits and outplacement expenses  $  2.1    $  (.8)   $  1.3
Asset  write-down                                  .6         -        .6
                                               -------   -------   -------
                                               $  2.7    $  (.8)   $  1.9
                                               =======   =======   =======


NOTE  9  -  LONG-TERM  DEBT  consisted  of  the  following:

                                      December 31, 2000    September 30, 2000
                                      ------------------   ------------------
                                       Balance    Rate      Balance    Rate
                                      ---------  -------   ---------  -------
Credit  Agreement  A                  $  125.0    7.480%   $  125.0    7.375%
Credit  Agreement  B                      80.0    7.625%      100.0    7.625%
Uncommitted  credit  arrangements         23.6    7.333%       33.3    7.474%
Industrial Development Revenue Bond        5.6    4.860%        5.6    5.575%
Other                                       .4   Various         .5   Various
                                      ---------            ---------
                                      $  234.6             $  264.4
                                      =========            =========

NOTE  10  -  SEGMENT  INFORMATION

The  tables  below  present information about the Company's reportable segments:

                                        Three Months Ended
                                            December 31,
                                        -------------------
                                          2000       1999
                                        --------   --------
Net  Sales
  Cereals                               $  73.4    $  73.8
  Crackers  &  Cookies                     61.4       60.1
  Snack  Nuts  &  Candy                    58.0       54.6
  Dressings, Syrups, Jellies & Sauces      84.5       16.4
                                        --------   --------
    Total                               $ 277.3    $ 204.9
                                        ========   ========
Profit  Contribution
  Cereals,  Crackers  &  Cookies        $  16.2    $  16.2
  Snack  Nuts  &  Candy                     5.6        3.9
  Dressings, Syrups, Jellies & Sauces        .3         .6
                                        --------   --------
    Total segment profit contribution      22.1       20.7
  Interest  expense                        (4.6)      (1.1)
  Merger  termination  fee,  net  of
   related  expenses                        4.2          -
  Unallocated  corporate  expenses         (3.4)      (3.1)
                                        --------   --------
    Earnings  before  income  taxes
      and  equity  earnings             $  18.3    $  16.5
                                        ========   ========

                                        Dec. 31,   Sep. 30,
                                          2000       2000
                                        --------   --------
Total  Assets
  Cereals,  Crackers  &  Cookies        $ 335.4    $ 348.1
  Snack  Nuts  &  Candy                   126.3      132.0
  Dressings, Syrups, Jellies & Sauces     227.2      225.8
  Corporate                                92.1       98.8
                                        --------   --------
    Total                               $ 781.0    $ 804.7
                                        ========   ========


NOTE  11  -  SUBSEQUENT  EVENT

On January 31, 2001, the Company completed the purchase of the wet products portion of The Torbitt & Castleman Company, LLC, located in Buckner, Kentucky. Acquired product lines include private label syrups, Mexican sauces, jams and jellies, barbecue sauces, flavored syrups and other specialty sauces and total approximately $80 in annual sales. The acquired business will be operated as part of the Dressings, Syrups, Jellies & Sauces segment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and capital resources of Ralcorp Holdings, Inc. (Company). This discussion should be read in conjunction with the financial statements under Item 1, especially Note 10 - Segment Information.

                                RESULTS OF OPERATIONS

CEREALS,  CRACKERS  &  COOKIES

     First quarter net sales for the Cereals, Crackers & Cookies segment were up $.9 million from last year, with the Bremner cracker and cookie division reporting a $1.3 million increase and the Ralston Foods cereal division showing a $.4 million decline.

     Bremner benefited from incremental revenue from Cascade Cookie Company, acquired on January 28, 2000. This increase was partially offset by lower sales in the pre-existing cracker and cookie businesses. Cracker volumes declined 4 percent from a year ago, reversing a portion of the 8 percent increase recorded for the quarter ended December 31, 1999, when a number of large cracker customers requested additional shipments in light of Y2K concerns. Cookie volumes declined 9.5 percent due to the timing of shipments under comanufacturing agreements and less promotional activity, partially offset by sales to new customers.

     Ralston Foods reported lower net sales principally due to the December 31, 1999 termination of a ready-to-eat (RTE) cereal comanufacturing agreement. This loss of business was partially offset by new comanufacturing agreements in both RTE and hot cereals. In addition, Ralston Foods' base store brand RTE cereal volume increased more than 4 percent from last year's first quarter, despite an industry decline in the overall RTE cereal category, due to increased distribution with existing customers. Net sales of private label hot cereals increased 3 percent from the prior year as a favorable product mix more than offset a 3 percent decline in volume.

     Profit contribution for the Cereals, Crackers & Cookies segment was unchanged from the prior year's first quarter as an increase at Bremner was offset by a decrease at Ralston Foods. The improvement at Bremner was again due to incremental profit from Cascade, net of a reduction in profit from the pre-existing businesses. Those profits were hurt not only by the lower sales level but also by higher energy and packaging costs. These negative effects were significantly offset by lower ingredient prices, improved yields and increased productivity. Profits at Ralston Foods declined primarily as a result of the aforementioned reduction in comanufacturing business as well as higher energy and packaging costs.

SNACK  NUTS  &  CANDY

     First quarter net sales for the Snack Nuts & Candy segment, also known as Nutcracker, increased 6 percent, reflecting incremental candy business from the Linette acquisition, partially offset by slightly lower snack nut volumes and net sales. Linette, a chocolate candy manufacturer, was acquired on May 1, 2000. The decrease in snack nut sales was primarily due to product mix and the timing of shipments to a large customer.

     First quarter segment profit contribution increased $1.7 million from the corresponding period last year. This improvement was due not only to the addition of Linette, but also to more favorable raw material costs, primarily cashews, in the pre-existing snack nut businesses. Last year, cashew costs were inflated because of a worldwide shortage. In addition, segment profit contribution was helped by the closure of the Fitzgerald, GA plant in April 2000. Savings from the plant closure are estimated at $.8 million to $1.0 million on an annual basis, of which $.2 million is noncash savings.

DRESSINGS,  SYRUPS,  JELLIES  &  SAUCES

     The Company's Dressings, Syrups, Jellies & Sauces segment, also known as Carriage House, comprises the operations of Martin Gillet & Co., Inc., acquired in 1999, and The Red Wing Company, Inc., acquired on July 14, 2000. The closing of the Baltimore facility and the moving of production and equipment to other facilities were completed in January 2001. The Company recorded a $2.5 million pre-tax restructuring charge related to this move in the fourth quarter of fiscal 2000.

     The segment's net sales for the quarter ended December 31, 2000 reflect a significant increase from last year's first quarter due to the timing of the Red Wing acquisition, but are much lower than pro forma net sales of $106.2 million for the three months ended December 31, 1999. This sales decline is the result of reduced volume to retail accounts, a significant decline in syrup volumes under a comanufacturing agreement, and lower sales of industrial tomato paste. Profits were hurt by the lower sales level as well as manufacturing inefficiencies related to the relocation of equipment from the Baltimore facility.

CONSOLIDATED

     NET SALES Net sales grew from $204.9 million in the first quarter of fiscal 2000 to $277.3 million in the first quarter of fiscal 2001. The 35 percent increase was due primarily to business acquisitions. Refer to the segment discussions above for specific factors affecting these historical results.

     OPERATING  EXPENSES   The  following  table  shows  operating expenses as a
percentage  of  net  sales.

                                             Three Months Ended
                                                December 31,
                                             -------------------
                                                2000     1999
                                               ------   ------
Net Sales                                      100.0%   100.0%
Cost of products sold                           78.0%    75.9%
Selling, general and administrative (SG&A)      12.3%    12.5%
Advertising and promotion (A&P)                  3.0%     3.0%
                                               ------   ------
Earnings before Interest, Termination Fee,
   Income Taxes and Equity Earnings              6.7%     8.6%
                                               ======   ======

The acquisition of Red Wing in July 2000 significantly changed the Company's business mix. Consequently, the cost of products sold percentage has changed, reflecting the lower gross margin of the Dressings, Syrups, Jellies & Sauces business. Refer to the segment discussions above for other factors affecting operating expenses.

     INTEREST EXPENSE, NET Interest expense increased to $4.6 million for the three months ended December 31, 2000, compared to $1.1 million in the first quarter of the prior year, primarily due to higher debt levels resulting from the Cascade, Linette and Red Wing acquisitions. However, debt levels were reduced by almost $30 million from September 30 to December 31, 2000. Since nearly all of the Company's debt incurs interest at floating rates, changes in short-term interest rates impact interest expense. On a weighted-average basis, interest rates on the Company's debt increased compared to last year's first quarter, but are expected to reflect the recent rate cuts in the coming quarter.

     MERGER TERMINATION FEE Agribrands International, Inc. terminated a merger agreement with Ralcorp on December 1, 2000. In accordance with the agreement, Ralcorp received a payment of $5.0 million as a termination fee, which was recorded in the first quarter of fiscal 2001 net of related expenses. The after-tax effect of this nonrecurring income item was $2.6, or $.09 per diluted share.

     INCOME  TAXES   Income tax provisions generally reflect statutory tax rates for each of the fiscal years. The effective rate was affected by recent acquisitions, whose higher state tax rates and nondeductible goodwill amortization increased the Company's overall tax rate.

     EQUITY IN EARNINGS OF VAIL RESORTS, INC. Ralcorp continues to hold an approximate 21.6 percent equity ownership interest in Vail Resorts, Inc. Vail Resorts operates on a fiscal year ending July 31; therefore, Ralcorp reports its portion of Vail Resorts' operating results on a two-month time lag. Vail Resorts' operations are highly seasonal, typically yielding more than the entire year's equity income during the Company's second and third fiscal quarter. For the first quarter ended December 31, 2000, this investment resulted in a non-cash pre-tax loss of $4.1 million ($2.7 million after taxes), compared to a $4.4 million loss ($2.9 million after taxes) for last year's first quarter.

                           LIQUIDITY AND CAPITAL RESOURCES

     The Company's businesses have historically focused on generating positive cash flows through operations. Management believes that the Company will continue to generate operating cash flows through its mix of businesses and expects that short-term and long-term liquidity requirements will be met through a combination of operating cash flows and strategic use of borrowings under committed and uncommitted credit arrangements. Capital resources remained strong at December 31, 2000 with a net worth of $359.1 million and a long-term debt to total capital ratio of 39.5 percent, improving upon the corresponding figures for September 30, 2000 of $350.3 million and 43 percent.

     Cash flows from operations increased from $19.0 million for the three months ended December 31, 1999 to $34.3 million for the quarter ended December 31, 2000. This increase is primarily due to a $14 million decrease in working capital during this year's first quarter compared to a $2 million increase in working capital during last year's first quarter. Working capital, excluding cash and cash equivalents, was $130.8 million at December 31, 2000 compared to $144.8 million at September 30, 2000. Much of this decrease was due to the timing of a normal seasonal inventory build up during the quarter ended September 30 at Red Wing's tomato paste production facility, acquired in July 2000. In addition, the Snack Nuts & Candy segment built additional inventory in September 2000 in anticipation of increased holiday sales during this year's first quarter, returning to normal levels by December 31, 2000.

     Cash flows from operations for the first quarter of fiscal 2001 includes the $5 million merger termination fee received from Agribrands.

     Cash flows related to business acquisitions resulted in a $.6 million net inflow during the first quarter of fiscal 2001 and a $37.7 net outflow during the first quarter last year. Last year's outflow related to the acquisition of Ripon Foods, Inc. on October 4, 1999. This year's inflow was due to a purchase price adjustment related to the acquisition of Red Wing, net of some related acquisition costs.

     Capital expenditures were $5.2 million and $6.4 million in the quarters ended December 31, 2000 and 1999, respectively. Despite the low capital spending level in the first quarter, capital expenditures for fiscal 2001 are expected to total approximately $30 million.

     During the quarter ended December 31, 1999, long-term debt increased $27 million as a result of borrowings to help fund the acquisition of Ripon Foods. During the quarter ended December 31, 2000, the Company made no new acquisitions and was able to reduce its debt by nearly $30 million as a result of substantial operating cash flows.

                                       OUTLOOK

CEREALS,  CRACKERS  &  COOKIES

     The level of competition in the cereal category continues to be intense. Competition comes from branded box cereal manufacturers, branded bagged cereal producers and other private label cereal providers. For the last several years, the overall category has not recorded any meaningful growth, which has only added to the competitive nature. When the competition focuses on price/promotion, the environment for private label producers becomes more challenging. Ralston Foods must maintain an effective price gap between its quality private label cereal products and those of branded cereal producers, thereby providing the best value alternative for the consumer. Increased distribution, including new co-manufacturing opportunities, new product emulations and aggressive cost containment remain important goals of the organization.

     The Company's cracker and cookie operation, Bremner, also conducts business in a highly competitive category. Major branded competitors continue to aggressively market and promote their offerings and many smaller, regional participants provide additional competitive pressures. During fiscal 2000, two large branded competitors announced that they had been acquired by even larger organizations, which may add to the competitive environment. Bremner's ability to successfully respond to changing market conditions and to realize improved operating efficiencies from recent acquisitions will be important to its results of operations. In addition, Bremner will continue to focus on cost containment, new products and volume growth of existing products in order to improve operating results.

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

DRESSINGS,  SYRUPS,  JELLIES  &  SAUCES

     The Dressings, Syrups, Jellies & Sauces segment is undergoing major operational changes in the beginning of fiscal 2001.

     The consolidation of its Baltimore operation into the Dunkirk facility was completed in January 2001. On January 23, 2001, the Company announced that its plant in San Jose, CA would be closed, transferring production to other Carriage House facilities, by June 2001. The associated costs will be recorded as a liability assumed in the purchase of Red Wing; accordingly, Ralcorp expects that these costs will have no significant impact on the reported earnings of the Company. The closure of the Baltimore and San Jose plants are part of the ongoing effort to rationalize the segment's production capacity and improve operating efficiencies. The Company expects that these cost reduction efforts will improve the profit contribution of Carriage House beginning in the second half of the year, with estimated annual cost savings of $5 million to $6 million, of which $.8 million is noncash savings.

     On January 31, 2001, the Company completed the purchase of the wet products portion of The Torbitt & Castleman Company, LLC. Acquired product lines include private label syrups, Mexican sauces, jams and jellies, barbecue sauces, flavored syrups and other specialty sauces and total approximately $80 million in annual sales. The acquired business will be operated as part of Ralcorp's Carriage House division.

     Carriage House plans to improve performance by increasing sales to new and existing customers by expanding product offerings and further integrating the sales efforts of the former Martin Gillet, Red Wing and Torbitt & Castleman businesses. Cost containment and the capturing of additional synergies of the three organizations will also be critical objectives.

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

                  CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

     Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Report. These forward-looking statements are sometimes identified by their use of terms and phrases such as "believes," "should," "expects," "anticipates," "intends," "plans," "will" or similar expressions elsewhere in this Report. The Company's results of operations and financial condition may differ materially from those in the forward-looking statements. Such statements are based on management's current views and assumptions, and involve risks and uncertainties that could affect expected results. For example, any of the following factors cumulatively or individually may impact expected results:

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

                         RECENTLY ISSUED ACCOUNTING STANDARDS

     See Note 2 in Item 1 for a discussion regarding recently issued accounting standards, including FAS 133, SAB 101, and EITF 00-10 and 00-14.

ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK.

     In the ordinary course of business, the Company is exposed to commodity price risks relating to the acquisition of raw materials. The Company utilizes derivative financial instruments, including futures contracts and options, to manage certain of these exposures when it is practical to do so. Management believes there have been no material changes in the Company's commodity price risk during the three months ended December 31, 2000. For additional information, refer to Item 7(A) of the Company's Annual Report on Form 10-K for the year ended September 30, 2000.

     As a result of its debt, essentially all of which incurs interest at floating rates, the Company is exposed to interest rate risk. Refer to Note 9 in Item 1 herein.

PART  II.  OTHER  INFORMATION

There is no information required to be reported under any items except those indicated below.

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

(a)     Exhibits

27     Financial  Data  Schedule

(b)     Reports  on  Form  8-K

On January 23, 2001, the Registrant announced that its Carriage House Companies, Inc. plant in San Jose, California would be closed.

On January 30, 2001, the Registrant announced its earnings for the first quarter ended December 31, 2001.

On January 31, 2001, the Registrant announced completion of the acquisition of the wet products portion of the Torbitt & Castleman Company, LLC.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              RALCORP  HOLDINGS,  INC.



                              By:  /s/ T. G. Granneman
                                   -------------------
                                   T.  G.  Granneman
                                   Duly  Authorized  Signatory  and
February 14, 2001                  Chief  Accounting  Officer

                                  EXHIBIT INDEX

Exhibit
Number              Description
------              -----------

  27     Financial  Data  Schedule