Form 10-Q
period 2001-03-31
RALCORP HOLDINGS INC /MO
filed 2001-05-15
CIK 1029506

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark  One)

(X)     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934  FOR  THE  QUARTERLY  PERIOD  ENDED  MARCH  31,  2001.

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

          Common Stock                    Outstanding Shares at
      par value $.01 per share                May 14, 2001
                                               29,907,879

                             RALCORP HOLDINGS, INC.

INDEX

PART I.  FINANCIAL INFORMATION                                   PAGE
                                                                 ----

Item 1.  Financial Statements

     Consolidated Statement of Earnings                            1

     Condensed Consolidated Balance Sheet                          2

     Condensed Consolidated Statement of Cash Flows                3

     Notes to Condensed Consolidated Financial Statements          4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                       8

Item 3.  Quantitative and Qualitative Disclosures
         About Market Risk                                        14


PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders      14

Item 5.  Other Information                                        14

Item 6.  Exhibits and Reports on Form 8-K                         14






                                       (i)

                          PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                             RALCORP HOLDINGS, INC.
                       CONSOLIDATED STATEMENT OF EARNINGS
                                  (Unaudited)
        (Dollars in millions except per share data, shares in thousands)

                                         Three Months Ended     Six Months Ended
                                             March  31,            March  31,
                                         ------------------    ------------------
                                           2001      2000        2000      2000
                                         --------  --------    --------  --------
Net Sales                                $ 275.0   $ 173.2     $ 552.3   $ 378.1
                                         --------  --------    --------  --------
Costs and Expenses
  Cost of products sold                    216.9     130.9       433.1     286.4
  Selling, general and administrative       37.6      21.0        71.7      46.6
  Advertising and promotion                  7.9       6.0        16.2      12.2
  Interest expense, net                      4.2       1.3         8.8       2.4
  Merger termination fee, net of
    related expenses                           -         -        (4.2)        -
                                         --------  --------    --------  --------
      Total Costs and Expenses             266.6     159.2       525.6     347.6
                                         --------  --------    --------  --------
Earnings before Income Taxes
  and Equity Earnings                        8.4      14.0        26.7      30.5
Income Taxes                                 3.3       5.2        10.2      11.3
                                         --------  --------    --------  --------
Earnings before Equity Earnings              5.1       8.8        16.5      19.2
Equity in Earnings (Loss) of
  Vail Resorts, Inc. net of
  Related Deferred Income Taxes              2.6       1.8         (.1)     (1.0)
                                         --------  --------    --------  --------
Net Earnings                             $   7.7   $  10.6     $  16.4   $  18.2
                                         ========  ========    ========  ========

Basic Earnings per Share                 $   .26   $   .35     $   .55   $   .60
                                         ========  ========    ========  ========
Diluted Earnings per Share               $   .26   $   .34     $   .55   $   .59
                                         ========  ========    ========  ========

Weighted Average Shares for
 Basic Earnings per Share                 29,881    30,329      29,870    30,433
  Dilutive effect of:
    Stock options                            276       236         198       345
    Deferred compensation awards               -       213           -       204
                                         --------  --------    --------  --------
Weighted Average Shares for
 Diluted Earnings per Share               30,157    30,778      30,068    30,982
                                         ========  ========    ========  ========

See accompanying Notes to Condensed Consolidated Financial Statements.

                        RALCORP HOLDINGS, INC.
                  CONDENSED CONSOLIDATED BALANCE SHEET
                             (Unaudited)
                        (Dollars in millions)

                                         March 31,   Sept. 30,
                                           2001        2000
                                         --------    --------
ASSETS
Current Assets
  Cash and cash equivalents              $   3.9     $   4.1
  Receivables, net                          94.6       102.4
  Inventories-
   Raw materials and supplies               60.7        57.8
   Finished products                        82.6        92.3
  Prepaid expenses                           2.4         3.5
  Other current assets                       6.9         6.7
                                         --------    --------
    Total Current Assets                   251.1       266.8

Investment in Vail Resorts, Inc.            75.7        75.9
Intangible Assets, Net                     221.9       186.1
Property, Net                              279.3       271.9
Other Assets                                 6.9         4.0
                                         --------    --------
    Total Assets                         $ 834.9     $ 804.7
                                         ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable                       $  70.7     $  78.5
  Other current liabilities                 40.8        39.4
                                         --------    --------
    Total Current Liabilities              111.5       117.9

Long-term Debt                             282.3       264.4
Deferred Income Taxes                       36.9        36.6
Other Liabilities                           36.9        35.5
Commitments and Contingencies                  -           -
                                         --------    --------
    Total Liabilities                      467.6       454.4
                                         --------    --------
Shareholders' Equity
  Common stock                                .3          .3
  Capital in excess of par value           109.9       110.0
  Retained earnings                        309.1       292.7
  Common stock in treasury, at cost        (51.9)      (52.7)
  Accumulated other comprehensive income     (.1)          0
                                         --------    --------
    Total Shareholders' Equity             367.3       350.3
                                         --------    --------
    Total Liabilities and
     Shareholders' Equity                $ 834.9     $ 804.7
                                         ========    ========

See accompanying Notes to Condensed Consolidated Financial Statements.

                           RALCORP HOLDINGS, INC.
               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                (Unaudited)
                           (Dollars in millions)

                                                           Six Months Ended
                                                               March 31,
                                                         -------------------
                                                           2001       2000
                                                         --------   --------
Cash Flows from Operations
  Net earnings                                           $  16.4    $  18.2
  Non-cash items included in net earnings                   20.6       18.2
  Changes in current assets and liabilities,
   net of effects of acquisitions                           12.8      (12.9)
  Other, net                                                (1.5)       (.2)
                                                         --------   --------
    Net cash provided by operations                         48.3       23.3
                                                         --------   --------

Cash Flows from Investing Activities
  Business acquisitions, net of cash acquired              (55.6)     (59.7)
  Additions to property and intangible assets              (11.4)     (12.2)
  Proceeds from sale of property                              .5         .1
                                                         --------   --------
    Net cash used by investing activities                  (66.5)     (71.8)
                                                         --------   --------

Cash Flows from Financing Activities
  Net borrowings under credit arrangements                  17.3       58.7
  Purchase of treasury stock                                   -      (10.2)
  Proceeds from the exercise of stock options                 .7         .4
                                                         --------   --------
    Net cash provided by financing activities               18.0       48.9
                                                         --------   --------

Net (Decrease) Increase in Cash and Cash Equivalents         (.2)        .4
Cash and Cash Equivalents, Beginning of Period               4.1        1.9
                                                         --------   --------

Cash and Cash Equivalents, End of Period                 $   3.9    $   2.3
                                                         ========   ========

See accompanying Notes to Condensed Consolidated Financial Statements.

                             RALCORP HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               MARCH 31, 2001
                                 (Unaudited)
                            (Dollars in millions)

NOTE  1  -  PRESENTATION  OF  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS

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

NOTE  2  -  CURRENT  AND  PENDING  ACCOUNTING  CHANGES

On October 1, 2000, the Company implemented, on a prospective basis, Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138 (collectively, the "Statement"). This Statement requires all derivatives to be recognized in the balance sheet at fair value, with changes in that fair value to be recorded in current earnings or deferred in other comprehensive income, depending on whether the derivative instrument qualifies as a hedge and, if so, the nature of the hedging activity. The Company's transition adjustment upon adoption of the Statement was immaterial. In the ordinary course of business, the Company is exposed to commodity price risks relating to the acquisition of raw materials and supplies and interest rate risks relating to debt. Authorized individuals within the Company may utilize derivative financial instruments, including (but not limited to) futures contracts, option contracts, forward contracts and swaps, to manage certain of these exposures by hedging when it is practical to do so. The terms of these instruments generally do not exceed twelve months. The Company is not permitted to engage in speculative or leveraged transactions and will not hold or issue financial instruments for trading purposes. Hedge accounting is only applied when the derivative is deemed to be highly effective at offsetting changes in fair values or anticipated cash flows of the hedged item or transaction. Earnings impacts for all designated hedges are recorded in the Consolidated Statement of Earnings generally on the same line item as the gain or loss on the item being hedged. For a fair value hedge of a recognized asset or liability or unrecognized firm commitment, the entire change in fair value of the derivative is recorded in earnings as incurred. For a cash flow hedge of an anticipated transaction, the ineffective portion of the change in fair value of the derivative is recorded in earnings as incurred, whereas the effective portion is deferred in accumulated other comprehensive income in the Consolidated Balance Sheet until the transaction is realized, at which time any deferred hedging gains or losses are recorded in earnings. During the quarter and six months ended March 31, 2001, hedging activities were immaterial, consisting only of cash flow hedges of ingredient purchases. See Note 5 for the related effect on comprehensive income.

The Company adopted Emerging Issues Task Force (EITF) issue 00-22, "Accounting for 'Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future," for the quarter ending March 31, 2001. The adoption had no impact on the Company's results and is not expected to have a material effect in future quarters.

In the fourth quarter of fiscal year 2001, Ralcorp will be required to adopt SAB 101 and EITF 00-10. SAB 101 (SEC Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements") provides guidance on recognition, presentation and disclosure of revenue in financial statements and is not expected to have a material effect on the Company's revenue or results of operations. EITF 00-10, "Accounting for Shipping and Handling Fees and Costs," states that amounts billed for shipping and handling should be included in revenue and amounts incurred for shipping and handling should not be netted against revenue. Management is still evaluating the impact of this new guidance but current estimates indicate that including freight costs in "Cost of products sold" instead of netting them with sales will result in an increase in reported cost of products sold of between 7.5% and 10% and an increase in reported net sales of between 5.5% and 7.5%. There will be no affect on earnings.

The EITF has also reached a consensus on issue 00-14, "Accounting for Certain Sales Incentives," and issue 00-25, "Accounting for Consideration for a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products." These issues address the classification of these incentives and payments in the statement of earnings and will not affect results of operations. Management is still evaluating the extent of necessary reclassifications. Ralcorp is required to adopt these new rules no later than its second quarter ending March 31, 2002, but management plans to adopt them as of October 1, 2001.

NOTE  3  -  ACQUISITION

On January 31, 2001, the Company completed the purchase of the wet products portion of The Torbitt & Castleman Company, LLC, located in Buckner, Kentucky. Acquired product lines include private label syrups, Mexican sauces, jams and jellies, barbecue sauces, flavored syrups and other specialty sauces and are part of the Dressings, Syrups, Jellies & Sauces segment. The acquisition was accounted for using the purchase method of accounting, whereby the results of operations are included in the consolidated statement of earnings from the date of acquisition. The purchase price, including costs of acquisition, totaled $55.6 and has been allocated to acquired assets and liabilities based on their estimated fair values at the date of acquisition, and the excess of approximately $40 has been allocated to goodwill. This allocation is subject to adjustment when additional analysis concerning asset and liability values is finalized, but generally no later than one year after the date of acquisition. Management does not expect the final allocations to differ materially from the preliminary allocation amounts included herein. Goodwill relating to the acquisition is being amortized on a straight-line basis over 25 years.

NOTE  4  -  MERGER  TERMINATION  FEE

Agribrands International, Inc. terminated a merger agreement with Ralcorp on December 1, 2000. In accordance with the agreement, Ralcorp received a payment of $5.0 as a termination fee, which was recorded in the first quarter of fiscal 2001 net of related expenses. The after-tax effect of this nonrecurring income item was $2.6, or $.09 per diluted share.

NOTE  5  -  COMPREHENSIVE INCOME

                                      Three Months Ended     Six Months Ended
                                           March 31,             March 31,
                                      ------------------    ------------------
                                        2001      2000        2001      2000
                                      --------  --------    --------  --------
Net Earnings                          $   7.7   $  10.6     $  16.4   $  18.2
Other Comprehensive Income -
 Deferred loss on cash flow
  hedging instruments                     (.2)        -         (.1)        -
                                      --------  --------    --------  --------
Comprehensive Income                  $   7.5   $  10.6     $  16.3   $  18.2
                                      ========  ========    ========  ========

NOTE  6  -  RECEIVABLES,  NET  consisted  of  the  following:

                                      Mar. 31,   Sep. 30,
                                        2001       2000
                                      --------   --------
Receivables                           $  96.6    $ 104.0
Allowance for doubtful accounts          (2.0)      (1.6)
                                      --------   --------
                                      $  94.6    $ 102.4
                                      ========   ========

NOTE  7 -  INTANGIBLE  ASSETS,  NET  consisted  of  the  following:

                                      Mar. 31,   Sep. 30,
                                        2001       2000
                                      --------   --------
Goodwill                              $ 224.6    $ 184.5
Other intangible assets                  22.9       21.3
Accumulated amortization                (25.6)     (19.7)
                                      --------   --------
                                      $ 221.9    $ 186.1
                                      ========   ========

NOTE  8  -  PROPERTY,  NET  consisted  of  the  following:

                                      Mar. 31,   Sep. 30,
                                        2001       2000
                                      --------   --------
Property                              $ 430.5    $ 411.6
Accumulated depreciation               (151.2)    (139.7)
                                      --------   --------
                                      $ 279.3    $ 271.9
                                      ========   ========

NOTE  9  -  RESTRUCTURING  CHARGES

Other  current  liabilities  include  restructuring  reserves  as  follows:

                                      Sep.30,     Amount     Mar. 31,
                                       2000      Utilized      2001
                                     --------    --------    --------
Severance, benefits and
  outplacement expenses               $  2.1      $ (1.6)     $   .5
Asset write-down                          .6           -          .6
                                     --------    --------    --------
                                      $  2.7      $ (1.6)     $  1.1
                                     ========    ========    ========

NOTE  10  -  LONG-TERM  DEBT  consisted  of  the  following:

                                        March 31, 2001      September 30. 2000
                                      ------------------    ------------------
                                       Balance    Rate       Balance    Rate
                                      ---------  -------    ---------  -------
Credit Agreement A                     $ 110.0    5.977%     $ 125.0    7.375%
Credit Agreement B                       130.0    6.168%       100.0    7.625%
Uncommitted credit arrangements           35.9    6.195%        33.3    7.474%
Industrial Development Revenue Bond        5.6    3.550%         5.6    5.575%
Other                                       .8   Various          .5   Various
                                      ---------             ---------
                                       $ 282.3               $ 264.4
                                      =========             =========

On April 10, 2001, Credit Agreement B was converted into a $200 term loan maturing January 10, 2002. This loan bears interest at the Company's choice of either (1) LIBOR plus the applicable margin rate (currently 1.25%) or (2) the maximum of the federal funds rate plus 0.50% or the prime rate. Generally, the rate on this debt is adjusted monthly. The loan is unsecured and the agreement contains certain representations, warranties, covenants and conditions customary to loans of this nature.

Although portions of the Company's debt mature less than one year from the balance sheet date, they were classified as long-term based on management's intent and ability to refinance them on a long-term basis.

NOTE  11  -  SEGMENT  INFORMATION

The  tables  below  present information about the Company's reportable segments:

                                      Three Months Ended     Six Months Ended
                                           March 31,             March 31,
                                      ------------------    ------------------
                                        2001      2000        2001      2000
                                      --------  --------    --------  --------
Net Sales
  Cereals                             $  74.6   $  70.0     $ 148.0   $ 143.8
  Crackers & Cookies                     59.2      56.2       120.6     116.3
  Snack Nuts & Candy                     35.2      31.4        93.2      86.0
  Dressings, Syrups, Jellies & Sauces   106.0      15.6       190.5      32.0
                                      --------  --------    --------  --------
  Total                               $ 275.0   $ 173.2     $ 552.3   $ 378.1
                                      ========  ========    ========  ========

Profit Contribution
  Cereals, Crackers & Cookies         $  14.1   $  14.3     $  30.3   $  30.5
  Snack Nuts & Candy                      2.3        .6         7.9       4.5
  Dressings, Syrups, Jellies & Sauces      .2        .3          .5        .9
                                      --------  --------    --------  --------
    Total segment profit contribution    16.6      15.2        38.7      35.9
  Interest expense, net                  (4.2)     (1.3)       (8.8)     (2.4)
  Merger termination fee, net of
    related expenses                        -         -         4.2         -
  Unallocated corporate expenses         (4.0)       .1        (7.4)     (3.0)
                                      --------  --------    --------  --------
  Earnings before income taxes
    and equity earnings               $   8.4   $  14.0     $  26.7   $  30.5
                                      ========  ========    ========  ========

                                      Mar. 31,   Sep. 30,
                                        2001       2000
                                      --------   --------
Total Assets
  Cereals, Crackers & Cookies         $ 329.2    $ 348.1
  Snack Nuts & Candy                    114.8      132.0
  Dressings, Syrups, Jellies & Sauces   287.5      225.8
  Corporate                             103.4       98.8
                                      --------   --------
  Total                               $ 834.9    $ 804.7
                                      ========   ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and capital resources of Ralcorp Holdings, Inc. (Company). This discussion should be read in conjunction with the financial statements under Item 1, especially Note 11 - Segment Information.

                                RESULTS OF OPERATIONS

CEREALS,  CRACKERS  &  COOKIES

     Second quarter net sales for the Cereals, Crackers & Cookies segment were up $7.6 million from last year, with the Ralston Foods cereal division and the Bremner cracker and cookie division reporting increases of $4.6 million and $3.0 million, respectively. Through six months, the segment's sales were up $8.5 million, as Ralston Foods and Bremner contributed increases of $4.2 million and $4.3 million, respectively.

     Most of the improvements at Ralston Foods were the result of increased distribution with several key large customers and sales of new products. Ralston Foods' base store brand ready-to-eat (RTE) cereal volume increased more than 7 percent from last year's first six months, despite an industry decline in the overall RTE cereal category. Average RTE prices declined slightly due to competitive pricing pressures and an unfavorable product mix. Ralston Foods' hot cereal sales were down for the second quarter as a result of a 3.6 percent volume decline and an unfavorable product mix. For the six month period, however, net sales of hot cereals were relatively flat as a volume decrease of
3.7 percent was substantially offset by the favorable product mix experienced in the first fiscal quarter of this year. Finally, new co-manufacturing business in both RTE and hot cereals partially offset effects of the December 31, 1999 termination of a large RTE cereal co-manufacturing agreement.

     Bremner benefited from incremental revenue from Cascade Cookie Company, acquired on January 28, 2000. This increase was partially offset during the six-month period by lower first quarter sales in the pre-existing cracker and cookie businesses. Cracker volumes were flat for the second quarter but declined 2.5 percent for the six months. Excluding Cascade, cookie volumes were up 15.7 percent for the second quarter and 2.4 percent for the first half. The improved second quarter cookie volumes were achieved primarily through new customer sales.

     Despite the improved net sales, profit for the Cereals, Crackers & Cookies segment was nearly unchanged from a year ago. Profit was hurt by competitive pricing pressures and significantly higher energy and packaging costs. In addition, while the cereal division was able to gain new co-manufacturing business, it was at a lower margin. These negative effects were offset by lower ingredient costs and improved production efficiencies due to increased volumes.

SNACK  NUTS  &  CANDY

     Second quarter and six-month net sales for the Snack Nuts & Candy segment (also known as Nutcracker) increased 12 percent and 8 percent, respectively, reflecting incremental candy business from the Linette acquisition, partially offset by slightly lower snack nut volumes and net sales. Linette, a chocolate candy manufacturer, was acquired on May 1, 2000. The decrease in snack nut sales was primarily due to product mix and decreased retail promotional activity during the period.

     Second quarter and six-month segment profit increased $1.7 million and $3.4 million, respectively, from the corresponding periods last year. This improvement was due not only to the addition of Linette, but also to more favorable raw material costs, primarily cashews, in the pre-existing snack nut businesses.

DRESSINGS,  SYRUPS,  JELLIES  &  SAUCES

     The Company's Dressings, Syrups, Jellies & Sauces segment (also known as Carriage House) comprises the operations of Martin Gillet & Co., Inc., acquired in 1999, The Red Wing Company, Inc., acquired on July 14, 2000 and the wet products portion of The Torbitt & Castleman Company, LLC (Torbitt), acquired on January 31, 2001. As previously disclosed, the Company has undertaken a major cost reduction effort within Carriage House, including two plant closures. The closing of the Baltimore facility and the moving of production and equipment to other facilities were completed in January 2001. The Company recorded a $2.5 million pre-tax restructuring charge related to this move in the fourth quarter of fiscal 2000 and additional relocation charges totaling $1.4 million before taxes during fiscal 2001. The second plant closure, in San Jose, CA, will occur later this fiscal year, and all related production will be transferred to other Carriage House facilities. Most of the associated costs will be recorded as an adjustment to the fair value of property acquired or a liability assumed during the purchase of Red Wing; accordingly, Ralcorp expects that these costs will have no significant impact on the reported earnings of the Company.

     The segment's net sales for the quarter and six months ended March 31, 2001 reflect significant increases from the corresponding periods last year due to the timing of the Red Wing and Torbitt acquisitions. In a comparison of actual fiscal 2001 period results to pro forma fiscal 2000 period results (including actual Red Wing results and actual Torbitt results for February and March), sales volumes for the second quarter were up 8 percent, while six-month sales volumes were down 5 percent due to weak first quarter sales. Corresponding net sales dollars, which have been negatively affected by competitive pricing pressures and product mix, were up 4 percent for the quarter and down 8 percent through six months. Although the segment benefited from savings of $.5 million from the closure of the Baltimore plant, profits were hurt by the lower selling prices and higher manufacturing costs, particularly energy costs. In spite of the difficult operating environment of the segment, Torbitt proved to be accretive to the Company's results of operations during its first 60 days as a part of the Ralcorp family.

CONSOLIDATED

     NET SALES Net sales grew from $173.2 million in the second quarter of fiscal 2000 to $275.0 million in the second quarter of fiscal 2001. The 59 percent increase was due primarily to business acquisitions. Refer to the segment discussions above for specific factors affecting these historical results.

     OPERATING  EXPENSES   The  following  table  shows  operating expenses as a
percentage  of  net  sales.

                                      Three Months Ended     Six Months Ended
                                           March 31,             March 31,
                                      ------------------    ------------------
                                        2001      2000        2001      2000
                                      --------  --------    --------  --------
Net Sales                              100.0%    100.0%      100.0%    100.0%
Cost of Products Sold                   78.9%     75.6%       78.4%     75.7%
Selling, General and
  Administrative (SG&A)                 13.7%     12.1%       13.0%     12.3%
Advertising and Promotion (A&P)          2.9%      3.5%        2.9%      3.2%
                                      --------  --------    --------  --------
Earnings before Interest, Termination
  Fee, Income Taxes & Equity Earnings    4.5%      8.8%        5.7%      8.8%
                                      ========  ========    ========  ========

     The acquisition of Red Wing in July 2000 significantly changed the Company's business mix. Consequently, the cost of products sold percentage has changed, reflecting the lower gross margin of the Dressings, Syrups, Jellies & Sauces business. In addition, competitive pricing pressures resulted in reduced margins in some of the Company's other businesses compared to the prior year.

     SG&A percentages were affected by relocation charges and mark-to-market adjustments on deferred compensation. Relocation charges related to the closure of the Baltimore facility and the moving of production to other facilities totaled $.4 million and $1.0 million in the first and second quarters of fiscal 2001, respectively. Changes in Ralcorp's stock price resulted in mark-to-market adjustments to the Company's deferred compensation liability, yielding pre-tax expense of $.4 million and $1.4 million for the quarter and six months ended March 31, 2001, respectively, compared to pre-tax income of $1.7 million and $1.0 million for the corresponding periods last year.

     The decrease in the A&P percentage reflects a trend away from promotional allowance programs toward pricing adjustments, as well as the change in the Company's mix of businesses.

     Refer to the segment discussions above for other factors affecting operating expenses.

     INTEREST EXPENSE, NET Interest expense increased to $4.2 million for the three months ended March 31, 2001, compared to $1.3 million in the second quarter of the prior year, primarily due to higher debt levels resulting from the Linette, Red Wing and Torbitt acquisitions. Since nearly all of the Company's debt incurs interest at floating rates, changes in short-term interest rates impact interest expense. On a weighted-average basis, interest rates on the Company's debt were slightly higher than in last year's second quarter and first half, but are expected to trend downward in the second half of the year.

     MERGER TERMINATION FEE Agribrands International, Inc. terminated a merger agreement with Ralcorp on December 1, 2000. In accordance with the agreement, Ralcorp received a payment of $5.0 million as a termination fee, which was recorded in the first quarter of fiscal 2001 net of $.8 million of related expenses. The after-tax effect of this $4.2 million nonrecurring income item was $2.6, or $.09 per diluted share.

     INCOME  TAXES   Income tax provisions generally reflect statutory tax rates for each of the fiscal years. The effective rate was affected by recent acquisitions, whose higher state tax rates and nondeductible goodwill amortization increased the Company's overall tax rate.

     EQUITY IN EARNINGS OF VAIL RESORTS, INC. Ralcorp continues to hold an approximate 21.6 percent equity ownership interest in Vail Resorts, Inc. Vail Resorts operates on a fiscal year ending July 31; therefore, Ralcorp reports its portion of Vail Resorts' operating results on a two-month time lag. Vail Resorts' operations are highly seasonal, typically yielding more than the entire year's equity income during the Company's second and third fiscal quarters. For the second quarter ended March 31, 2001, this investment resulted in non-cash pre-tax earnings of $4.0 million ($2.6 million after taxes), compared to $2.8 million ($1.8 million after taxes) for last year's second quarter. Through six months, the equity loss, net of taxes, was $.1 and $1.0 million for fiscal 2001 and 2000, respectively.

                           LIQUIDITY AND CAPITAL RESOURCES

     The Company's businesses have historically focused on generating positive cash flows through operations. Management believes the Company will continue to generate positive operating cash flows through its mix of businesses and expects that short-term and long-term liquidity requirements will be met through a combination of operating cash flows and strategic use of borrowings under committed and uncommitted credit arrangements. Capital resources remained strong at March 31, 2001 with a net worth of $367.3 million and a long-term debt to total capital ratio of 43.5 percent, compared to corresponding figures for September 30, 2000 of $350.3 million and 43 percent.

     Cash flows from operations more than doubled from $23.3 million for the six months ended March 31, 2000 to $48.3 million for the first half of fiscal 2001. This increase is primarily due to a $13 million decrease in working capital during this year's first six months compared to a $13 million increase in working capital during last year's first half, excluding the effects of acquisitions during those periods. Working capital, excluding cash and cash equivalents, was $135.7 million at March 31, 2001 compared to $144.8 million at September 30, 2000. Much of this decrease was due to the timing of a normal seasonal inventory build up during the quarter ended September 30 at Red Wing's tomato paste production facility, acquired in July 2000. In addition, the Snack Nuts & Candy segment built additional inventory in September 2000 in anticipation of increased holiday sales during this year's first quarter. Cash flows from operations for the first half of fiscal 2001 includes the $5 million merger termination fee received from Agribrands in the first quarter.

     Cash flows related to business acquisitions resulted in a $55.6 million net outflow during the first six months of fiscal 2001 and a $59.7 net outflow during the first half of last year. Last year's outflow related to the acquisition of Ripon Foods, Inc. on October 4, 1999 and Cascade Cookie Company on January 28, 2000. This year's net outflow was primarily due to the purchase of Torbitt on January 31, 2001.

     Capital expenditures were $11.4 million and $12.2 million in the six months ended March 31, 2001 and 2000, respectively. Despite the low capital spending level in the first half, capital expenditures for fiscal 2001 are expected to total approximately $35 million.

     During the six months ended March 31, 2000, long-term debt increased $58.7 million as a result of borrowings to fund the acquisitions of Ripon Foods and Cascade Cookie Company. During the first half of fiscal 2001, net borrowings were only $17.3 million as the substantial cash provided by operations partially offset the effects of the Torbitt acquisition. On April 10, 2001, one of the Company's credit agreements was converted into a $200 million term loan maturing January 10, 2002 (see Note 10 in Item 1). Its other credit agreement matures on April 28, 2002. Management is currently exploring several long-term financing options and believes that it has the ability to refinance the entire current debt balance on a long-term basis.

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

     The Company's cracker and cookie operation, Bremner, also conducts business in a highly competitive category. Major branded competitors continue to aggressively market and promote their offerings and many smaller, regional participants provide additional competitive pressures. Recently, two large branded competitors were acquired by even larger organizations, which may add to the competitive environment. Bremner's ability to successfully respond to changing market conditions and to realize improved operating efficiencies from recent acquisitions will be important to its results of operations. In addition, Bremner will continue to focus on cost containment, new products and volume growth of existing products in order to improve operating results.

SNACK  NUTS  &  CANDY

     The outlook for the Snack Nuts & Candy segment remains favorable. Cashew costs are trending down from significant highs and the Company has completed its consolidation of three snack nut operations down to two plants, which has improved the segment's profitability. The addition of chocolate candy capability through the acquisition of Linette has increased the scope of products offered by the segment. From an operational perspective, the segment will continue to focus on fully leveraging the combined strengths of all of its operations, growing its customer base and maintaining the quality of its products.

DRESSINGS,  SYRUPS,  JELLIES  &  SAUCES

     The Dressings, Syrups, Jellies & Sauces segment is undergoing major operational changes in fiscal 2001, with the integration of recent acquisitions and the closure of two production facilities. The closure of the Baltimore and San Jose plants are part of the ongoing effort to rationalize the segment's production capacity and improve operating efficiencies. The Company expects that these cost reduction efforts will improve the profit contribution of Carriage House when fully implemented, with estimated annual cost savings of $5 million to $6 million, of which $.8 million is noncash savings. In addition, Carriage House plans to improve performance by increasing sales to new and existing customers by expanding product offerings and further integrating the sales efforts of the former Martin Gillet, Red Wing and Torbitt businesses. As competitive pricing pressures continue to affect margins, cost containment and the capturing of additional synergies of the three organizations will also be critical objectives in improving the profitability of the segment.

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

(iii) Significant increases in the cost of certain raw materials (e.g., various nuts, sweeteners, wheat flour, soybean oil) or energy used to manufacture the Company's products, to the extent not reflected in the price of the Company's products, could adversely impact the Company's results;

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

                         RECENTLY ISSUED ACCOUNTING STANDARDS

    See Note 2 in Item 1 for a discussion regarding recently issued accounting standards, including SFAS 133, SAB 101, and EITF 00-10, 00-14, 00-22 and 00-25.

Item  3.     Quantitative  and  Qualitative  Disclosures  About  Market  Risk.

     In the ordinary course of business, the Company is exposed to commodity price risks relating to the acquisition of raw materials. The Company utilizes derivative financial instruments, including futures contracts and options, to manage certain of these exposures when it is practical to do so. Management believes there have been no material changes in the Company's commodity price risk during the six months ended March 31, 2001. For additional information, refer to Item 7(A) of the Company's Annual Report on Form 10-K for the year ended September 30, 2000.

     As a result of its floating rate debt, the Company is exposed to interest rate risk. Refer to Note 10 under Item 1 herein.

                         PART  II.  OTHER  INFORMATION

There is no information required to be reported under any items except those indicated below.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.

On February 26, 2001, the Registrant held its Annual Meeting of Shareholders at which the following two Directors were elected Directors of the Registrant, for a term of three years expiring at the Annual Meeting of Shareholders to be held in 2004, or when their successors are elected:

                                   Votes  For     Votes  Against/Withheld
                                   ----------     -----------------------

     Richard  A.  Liddy            24,821,857              526,411
     William  P.  Stiritz          24,342,484            1,005,784

Item  5.  Other  Information.

None

Item  6.  Exhibits  and  Reports  on  Form  8-K.

(a)     Exhibits

None

(b)     Reports  on  Form  8-K

On February 27, 2001, the Registrant announced the election of two directors by its shareholders.

On February 27, 2001, the Registrant announced authorization by the board of directors to buy back up to one million shares of its common stock.



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


May 15, 2001