Form 10-Q
period 2001-06-30
RALCORP HOLDINGS INC /MO
filed 2001-08-14
CIK 1029506

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark  One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001.

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

           Common  Stock                     Outstanding Shares at
       par value $.01 per share                 August 10, 2001
                                                   29,909,674

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

     Notes  to  Condensed Consolidated Financial Statements            4

Item  2.  Management's  Discussion  and  Analysis  of  Financial
          Condition  and  Results  of  Operations                      8

Item  3.  Quantitative  and  Qualitative  Disclosures
          About  Market  Risk                                         14


PART  II.  OTHER  INFORMATION

Item  6.  Exhibits  and  Reports on Form 8-K                          15







                                       (i)

                       PART I.    FINANCIAL INFORMATION

Item 1.  Financial Statements

                            RALCORP HOLDINGS, INC.
                      CONSOLIDATED STATEMENT OF EARNINGS
                                 (Unaudited)
        (Dollars in millions except per share data, shares in thousands)

                                        Three Months Ended    Nine Months Ended
                                            June 30,              June 30,
                                        ------------------    ------------------
                                          2001      2000        2001      2000
                                        --------  --------    --------  --------
Net Sales                               $ 279.4   $ 172.1     $ 831.7   $ 550.2
                                        --------  --------    --------  --------
Costs and Expenses
  Cost of products sold                   217.8     131.4       650.9     417.8
  Selling, general and administrative      36.1      22.9       107.8      69.5
  Advertising and promotion                 8.1       5.2        24.3      17.4
  Interest expense, net                     3.9       1.9        12.7       4.3
  Merger termination fee, net of
   related expenses                           -         -        (4.2)        -
                                        --------  --------    --------  --------
    Total Costs and Expenses              265.9     161.4       791.5     509.0
                                        --------  --------    --------  --------
Earnings before Income Taxes
  and Equity Earnings                      13.5      10.7        40.2      41.2
Income Taxes                                5.1       4.2        15.3      15.5
                                        --------  --------    --------  --------
Earnings before Equity Earnings             8.4       6.5        24.9      25.7
Equity in earnings of
  Vail Resorts, Inc., net of
  Related Deferred Income Taxes             6.0       6.4         5.9       5.4
                                        --------  --------    --------  --------
Net Earnings                            $  14.4   $  12.9     $  30.8   $  31.1
                                        ========  ========    ========  ========

Basic Earnings per Share                $   .48   $   .43     $  1.03   $  1.03
                                        ========  ========    ========  ========
Diluted Earnings per Share              $   .48   $   .43     $  1.03   $  1.01
                                        ========  ========    ========  ========
Weighted average shares for
 basic earnings per share                29,908    29,875      29,883    30,247
Dilutive effect of:
  Stock options                             153        78         183       256
  Deferred compensation awards                -       207           -       205
                                        --------  --------    --------  --------
Weighted average shares for
 diluted earnings per share              30,061    30,160      30,066    30,708
                                        ========  ========    ========  ========

See  accompanying  Notes  to  Condensed  Consolidated  Financial  Statements.

                        RALCORP  HOLDINGS,  INC.
                  CONDENSED CONSOLIDATED BALANCE SHEET
                              (Unaudited)
                         (Dollars in millions)

                                                  June 30,   Sept. 30,
                                                    2001       2000
                                                 ---------   ---------
ASSETS
Current Assets
  Cash and cash equivalents                       $   2.9     $   4.1
  Receivables, net                                   95.5       102.4
  Inventories -
   Raw materials and supplies                        59.6        57.8
   Finished products                                 81.3        92.3
  Prepaid expenses                                    2.5         3.5
  Other current assets                                6.9         6.7
                                                 ---------   ---------
    Total Current Assets                            248.7       266.8

Investment in Vail Resorts, Inc.                     85.0        75.9
Intangible Assets, Net                              216.7       186.1
Property, Net                                       287.5       271.9
Other Assets                                          6.9         4.0
                                                 ---------   ---------
    Total Assets                                  $ 844.8     $ 804.7
                                                 =========   =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                $  66.5     $  78.5
  Other current liabilities                          39.6        39.4
                                                 ---------   ---------
    Total Current Liabilities                       106.1       117.9

Long-term Debt                                      278.7       264.4
Deferred Income Taxes                                41.0        36.6
Other Liabilities                                    37.4        35.5
Commitments and Contingencies                           -           -
                                                 ---------   ---------
    Total Liabilities                               463.2       454.4
                                                 ---------   ---------
Shareholders' Equity
  Common stock                                         .3          .3
  Capital in excess of par value                    109.9       110.0
  Retained earnings                                 323.5       292.7
  Common stock in treasury, at cost                 (51.9)      (52.7)
  Accumulated other comprehensive income              (.2)          -
                                                 ---------   ---------
    Total Shareholders' Equity                      381.6       350.3
                                                 ---------   ---------
    Total Liabilities and Shareholders' Equity    $ 844.8     $ 804.7
                                                 =========   =========

See  accompanying  Notes  to  Condensed  Consolidated  Financial  Statements.

                        RALCORP HOLDINGS, INC.
            CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Unaudited)
                        (Dollars in millions)

                                                    Nine Months Ended
                                                         June 30,
                                                   -------------------
                                                     2001       2000
                                                   --------   --------
Cash Flows from Operations
  Net earnings                                     $  30.8    $  31.1
  Non-cash items included in net earnings             26.1       20.9
  Changes in current assets and liabilities,
   net of effects of acquisitions                      8.0       (8.8)
  Other, net                                           (.5)      (1.0)
                                                   --------   --------
    Net cash provided by operations                   64.4       42.2
                                                   --------   --------

Cash Flows from Investing Activities
  Business acquisitions, net of cash acquired        (55.6)     (91.8)
  Additions to property and intangible assets        (25.2)     (17.8)
  Proceeds from sale of property                        .6         .1
                                                   --------   --------
    Net cash used by investing activities            (80.2)    (109.5)
                                                   --------   --------

Cash Flows from Financing Activities
  Net borrowings under credit arrangements            13.9       76.5
  Purchase of treasury stock                             -      (10.6)
  Proceeds from the exercise of stock options           .7         .4
                                                   --------   --------
    Net cash provided by financing activities         14.6       66.3
                                                   --------   --------

Net Decrease in Cash and Cash Equivalents             (1.2)      (1.0)
Cash and Cash Equivalents, Beginning of Period         4.1        1.9
                                                   --------   --------

Cash and Cash Equivalents, End of Period           $   2.9    $    .9
                                                   ========   ========

See  accompanying  Notes  to  Condensed  Consolidated  Financial  Statements.

                             RALCORP  HOLDINGS,  INC.
              NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
                                 JUNE  30,  2001
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

NOTE  2  -  CURRENT  AND  PENDING  ACCOUNTING  CHANGES

On October 1, 2000, the Company implemented, on a prospective basis, Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138 (collectively, the "Statement"). This Statement requires all derivatives to be recognized in the balance sheet at fair value, with changes in that fair value to be recorded in current earnings or deferred in other comprehensive income, depending on whether the derivative instrument qualifies as a hedge and, if so, the nature of the hedging activity. The Company's transition adjustment upon adoption of the Statement was immaterial. In the ordinary course of business, the Company is exposed to commodity price risks relating to the acquisition of raw materials and supplies and interest rate risks relating to debt. Authorized individuals within the Company may utilize derivative financial instruments, including (but not limited to) futures contracts, option contracts, forward contracts and swaps, to manage certain of these exposures by hedging when it is practical to do so. The terms of these instruments generally do not exceed twelve months. The Company is not permitted to engage in speculative or leveraged transactions and will not hold or issue financial instruments for trading purposes. Hedge accounting is only applied when the derivative is deemed to be highly effective at offsetting changes in fair values or anticipated cash flows of the hedged item or transaction. Earnings impacts for all designated hedges are recorded in the Consolidated Statement of Earnings generally on the same line item as the gain or loss on the item being hedged. For a fair value hedge of a recognized asset or liability or unrecognized firm commitment, the entire change in fair value of the derivative is recorded in earnings as incurred. For a cash flow hedge of an anticipated transaction, the ineffective portion of the change in fair value of the derivative is recorded in earnings as incurred, whereas the effective portion is deferred in accumulated other comprehensive income in the Consolidated Balance Sheet until the transaction is realized, at which time any deferred hedging gains or losses are recorded in earnings. During the quarter and nine months ended June 30, 2001, hedging activities were immaterial, consisting only of cash flow hedges of ingredient purchases. See Note 5 for the related effect on comprehensive income.

The Company adopted Emerging Issues Task Force (EITF) issue 00-22, "Accounting for 'Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future," for the quarter ending March 31, 2001. The adoption had no impact on the Company's results and is not expected to have a material effect in future quarters.

In the fourth quarter of fiscal year 2001, Ralcorp will adopt SAB 101 and several consensuses reached by the Emerging Issues Task Force (EITF). SAB 101 (SEC Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements") provides guidance on recognition, presentation and disclosure of revenue in financial statements and is not expected to have a material effect on the Company's revenue or results of operations. EITF 00-14, "Accounting for Certain Sales Incentives," and issue 00-25, "Accounting for Consideration for a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products," address the classification of these incentives and payments in the statement of earnings, and will result in the reclassification of most of Ralcorp's promotional programs from advertising and promotion to a reduction of net sales. EITF 00-10, "Accounting for Shipping and Handling Fees and Costs," states that amounts billed for shipping and handling should be included in revenue and amounts incurred for shipping and handling should not be netted against revenue. Ralcorp accounts for amounts billed as prescribed by the new rule but currently nets shipping costs against revenue in calculating net sales. When EITF 00-10 is adopted, Ralcorp will reclassify shipping costs to cost of products sold. Management is still evaluating the extent of necessary reclassifications resulting from these EITF consensuses but current estimates indicate that net sales will be about 4 percent higher, cost of products sold will be 7 to 10 percent higher, and advertising and promotion will be 70 to 80 percent lower. There will be no affect on earnings.

In June 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets." SFAS 141 requires that business combinations after June 30, 2001 be accounted for using the purchase method and prescribes procedures for allocating the purchase price to tangible and intangible assets acquired. SFAS 141 says that if the sum of the fair values of assets acquired and liabilities assumed exceeds the cost of an acquired enterprise, that excess (sometimes referred to as "negative goodwill") should be recognized immediately as an extraordinary gain, rather than as a deferred credit. This accounting also applies if the cost of an investment accounted for by the equity method is less than the investor's share in the underlying equity in net assets of the investee, as was the case when Ralcorp obtained its equity investment in Vail Resorts, Inc. Ralcorp currently recognizes $1.9 of "negative goodwill" amortization income annually in its equity earnings ($1.2 after taxes). In accordance with the transition provisions of SFAS 141, Ralcorp will recognize a net gain of $18.6, the after-tax effect of the unamortized deferred credit related to its ownership of Vail Resorts, as the cumulative effect of a change in accounting principle in the first quarter of fiscal 2002. SFAS 142, which Ralcorp will adopt as of the beginning of fiscal 2002, stops the amortization of goodwill, requires a goodwill impairment test at least annually, and modifies the amortization guidelines for other intangible assets. Ralcorp's current annual goodwill amortization expense is about $5.2 after taxes, or about $.17 per diluted share. In addition, Vail's goodwill amortization currently reduces Ralcorp's annual after-tax equity earnings by about $.5 ($.02 per diluted share). Thus, based on current goodwill amortization expense amounts and including the effect of no longer amortizing the "negative goodwill" from the Vail transaction, SFAS 141 and 142 are expected to increase Ralcorp's annual net earnings by approximately $4.5 ($.15 per diluted share).

NOTE  3  -  ACQUISITION

On January 31, 2001, the Company completed the purchase of the wet products portion of The Torbitt & Castleman Company, LLC, located in Buckner, Kentucky. Acquired product lines include private label syrups, Mexican sauces, jams and jellies, barbecue sauces, flavored syrups and other specialty sauces and are part of the Dressings, Syrups, Jellies & Sauces segment. The acquisition was accounted for using the purchase method of accounting, whereby the results of operations are included in the consolidated statement of earnings from the date of acquisition. The purchase price, including costs of acquisition, totaled $55.6 and has been allocated to acquired assets and liabilities based on their estimated fair values at the date of acquisition, and the excess of approximately $39 has been allocated to goodwill. This allocation is subject to adjustment when additional analysis concerning asset and liability values is finalized, but generally no later than one year after the date of acquisition. Management does not expect the final allocations to differ materially from the preliminary allocation amounts included herein. Goodwill relating to the acquisition is being amortized on a straight-line basis over 25 years. On a pro forma basis, assuming this acquisition occurred at the beginning of fiscal 2000, Ralcorp's net sales would have been $861.1 and $610.8 for the nine months ended June 30, 2001 and 2000, respectively, while net earnings would not have been materially different from reported amounts.

NOTE  4  -  MERGER  TERMINATION  FEE

Agribrands International, Inc. terminated a merger agreement with Ralcorp on December 1, 2000. In accordance with the agreement, Ralcorp received a payment of $5.0 as a termination fee, which was recorded in the first quarter of fiscal 2001 net of related expenses. The after-tax effect of this nonrecurring income item was $2.6, or $.09 per diluted share.

NOTE 5 - COMPREHENSIVE INCOME

                                      Three Months Ended    Nine Months Ended
                                           June 30,              June 30,
                                      ------------------    ------------------
                                        2001      2000        2001      2000
                                      --------  --------    --------  --------
Net Earnings                          $  14.4   $  12.9     $  30.8   $  31.1
Other comprehensive income -
  Deferred loss on cash flow
  hedging instruments                     (.1)        -         (.2)        -
                                      --------  --------    --------  --------
Comprehensive income                  $  14.3   $  12.9     $  30.6   $  31.1
                                      ========  ========    ========  ========

NOTE 6 - RECEIVABLES, NET consisted of the following:

                                      June 30,   Sep. 30,
                                        2001       2000
                                      --------   --------
Receivables                           $  97.5    $ 104.0
Allowance for doubtful accounts          (2.0)      (1.6)
                                      --------   --------
                                      $  95.5    $ 102.4
                                      ========   ========

NOTE 7 - INTANGIBLE ASSETS, NET consisted of the following:

                                      June 30,   Sep. 30,
                                        2001       2000
                                      --------   --------
Goodwill                              $ 223.8    $ 184.5
Other intangible assets                  21.6       21.3
Accumulated amortization                (28.7)     (19.7)
                                      --------   --------
                                      $ 216.7    $ 186.1
                                      ========   ========

NOTE 8 - PROPERTY, NET consisted of the following:

                                      June 30,   Sep. 30,
                                        2001       2000
                                      --------   --------
Property                              $ 444.3    $ 411.6
Accumulated depreciation               (156.8)    (139.7)
                                      --------   --------
                                      $ 287.5    $ 271.9
                                      ========   ========

NOTE 9 - RESTRUCTURING CHARGES

Other current liabilities include restructuring reserves as follows:

                                      Sep. 30,   Amount     June 30,
                                        2000    Utilized      2001
                                      --------  --------    --------
Severance, benefits and
  outplacement expenses               $   2.1   $  (1.9)    $    .2
Asset write-down                           .6       (.2)         .4
                                      --------  --------    --------
                                      $   2.7   $  (2.1)    $    .6
                                      ========  ========    ========

NOTE 10 - LONG-TERM DEBT consisted of the following:

                                         June 30, 2001      September 30, 2000
                                      ------------------    ------------------
                                       Balance    Rate       Balance    Rate
                                      --------  --------    --------  --------
Credit Agreement A                    $  40.0    4.719%     $ 125.0    7.375%
Credit Agreement B (term loan)          200.0    5.178%       100.0    7.625%
Uncommitted credit arrangements          32.4    4.950%        33.3    7.474%
Industrial Development Revenue Bond       5.6    2.680%         5.6    5.575%
Other                                      .7    Various         .5    Various
                                      --------              --------
                                      $ 278.7               $ 264.4
                                      ========              ========

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

Credit Agreement A, Credit Agreement B, and the uncommitted credit arrangements mature less than one year from the balance sheet date. The Company is currently in discussions with its bank group to refinance these agreements. Based upon management's intent and ability to refinance these agreements on a long-term basis, they were classified as long-term.

NOTE 11 - SEGMENT INFORMATION

The tables below present information about the Company's reportable segments:

                                      Three Months Ended    Nine Months Ended
                                           June 30,              June 30,
                                      ------------------    ------------------
                                        2001      2000        2001      2000
                                      --------  --------    --------  --------
Net Sales
  Cereals                             $  70.6   $  66.5     $ 218.6   $ 210.3
  Crackers & Cookies                     57.3      53.4       177.9     169.7
  Snack Nuts & Candy                     39.3      35.5       132.5     121.5
  Dressings, Syrups, Jellies & Sauces   112.2      16.7       302.7      48.7
                                      --------  --------    --------  --------
  Total                               $ 279.4   $ 172.1     $ 831.7   $ 550.2
                                      ========  ========    ========  ========

Profit Contribution
  Cereals, Crackers & Cookies         $  13.1   $  11.7     $  43.4   $  42.2
  Snack Nuts & Candy                      3.4       1.1        11.3       5.6
  Dressings, Syrups, Jellies & Sauces     3.0        .8         3.5       1.7
                                      --------  --------    --------  --------
    Total segment profit contribution    19.5      13.6        58.2      49.5
  Interest expense, net                  (3.9)     (1.9)      (12.7)     (4.3)
  Merger termination fee, net of
    related expenses                        -         -         4.2         -
  Unallocated corporate expenses         (2.1)     (1.0)       (9.5)     (4.0)
                                      --------  --------    --------  --------
  Earnings before income taxes
   and equity earnings                $  13.5   $  10.7     $  40.2   $  41.2
                                      ========  ========    ========  ========

                                      June 30,  Sep. 30,
                                        2001      2000
                                      --------  --------
Total Assets
  Cereals, Crackers & Cookies         $ 330.0   $ 348.1
  Snack Nuts & Candy                    117.5     132.0
  Dressings, Syrups, Jellies & Sauces   285.9     225.8
  Corporate                             111.4      98.8
                                      --------  --------
  Total                               $ 844.8   $ 804.7
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

                                RESULTS OF OPERATIONS

CEREALS,  CRACKERS  &  COOKIES

     Third quarter net sales for the Cereals, Crackers & Cookies segment were up $8.0 million (7 percent) from last year, with the Ralston Foods cereal division and the Bremner cracker and cookie division reporting increases of $4.1 million and $3.9 million, respectively. Through nine months, the segment's sales were up $16.5 million (4 percent), as Ralston Foods and Bremner contributed increases of $8.3 million and $8.2 million, respectively.

     Most of the improvements at Ralston Foods were the result of increased distribution with several key customers and sales of new products. Despite an industry decline in the overall ready-to-eat (RTE) cereal category, Ralston Foods' base store brand RTE cereal volume increased 5 percent from last year's third quarter and more than 6 percent from last year's first nine months. Average RTE prices declined slightly due to competitive pricing pressures.
Ralston Foods' hot cereal sales were up 5.5 percent and flat for the third quarter and nine months, respectively, as a favorable product mix offset slightly lower volume.

     Bremner cracker volumes improved 6 percent for the third quarter but were flat year-to-date. Cookie volumes were up about 25 percent for the third quarter and 16 percent year-to-date, primarily as a result of new customer sales. Bremner benefited from incremental revenue from Cascade Cookie Company, acquired on January 28, 2000, while net sales in the pre-existing cracker and cookie businesses were flat for the nine months ended June 30, 2001.

     Profit for the Cereals, Crackers & Cookies segment was up 12 percent and 3 percent for the quarter and nine-month periods, respectively. Such improvements were achieved despite reduced margins caused by competitive pricing pressures and higher energy and packaging costs. These negative effects were more than offset by lower ingredient costs, improved production efficiencies due to increased volumes, and the continued focus on aggressive cost containment. Finally, current year co-manufacturing business in both RTE and hot cereals offset effects of the December 31, 1999 termination of a large RTE cereal co-manufacturing agreement.

SNACK  NUTS  &  CANDY

     Third quarter and nine-month net sales for the Snack Nuts & Candy segment (also known as Nutcracker) increased 11 percent and 9 percent, respectively, reflecting the benefit of a full quarter of the Linette candy business, as well as higher volumes and net sales from the snack nut businesses. Linette, a chocolate candy manufacturer, was acquired on May 1, 2000. The increase in snack nut sales was primarily due to volume growth with existing customers.

     Third quarter and nine-month segment profit increased $2.3 million and $5.7 million, respectively, from the corresponding periods last year. This improvement was due not only to the addition of Linette, but also to efficiencies and more favorable raw material costs, primarily cashews, in the pre-existing snack nut businesses.

DRESSINGS,  SYRUPS,  JELLIES  &  SAUCES

     The Company's Dressings, Syrups, Jellies & Sauces segment (also known as Carriage House) comprises the operations of Martin Gillet & Co., Inc., acquired in 1999, The Red Wing Company, Inc., acquired on July 14, 2000 and the wet products portion of The Torbitt & Castleman Company, LLC (Torbitt), acquired on January 31, 2001. As previously disclosed, the Company has undertaken a major cost reduction effort within Carriage House, including two plant closures. The closing of the Baltimore facility and the moving of production and equipment to other facilities were completed in January 2001. The Company recorded a $2.5 million pre-tax restructuring charge related to this move in the fourth quarter of fiscal 2000 and additional charges totaling $1.4 million before taxes during fiscal 2001. The second plant closure, in San Jose, CA, is underway, and all related production is being transferred to other Carriage House facilities. Most of the associated costs will be recorded as an adjustment to the fair value of property acquired or a liability assumed during the purchase of Red Wing; accordingly, Ralcorp expects that these costs will not have a significant impact on the reported earnings of the Company. The closure of the Baltimore and San Jose plants are part of the ongoing effort to rationalize the segment's production capacity and improve operating efficiencies.

     The segment's net sales for the quarter and nine months ended June 30, 2001 reflect significant increases from the corresponding periods last year due to the timing of the Red Wing and Torbitt acquisitions. In a comparison of actual fiscal 2001 period results to pro forma fiscal 2000 period results (including actual Red Wing results and actual Torbitt results for February through June), sales volumes for the third quarter were up 5 percent, while nine-month sales volumes were down 1 percent due to weak first quarter sales. Corresponding net sales dollars, which were negatively affected by competitive pricing pressures and product mix in the first half of the year, were up 5 percent for the quarter and down 4 percent through nine months. Although the segment benefited from savings of about $.5 million in the third quarter (over $1 million year-to-date) from the closure of the Baltimore plant, profits were hurt by competitive pricing pressures and higher manufacturing costs, particularly energy costs.

CONSOLIDATED

     NET SALES Net sales grew from $172.1 million in the third quarter of fiscal 2000 to $279.4 million in the third quarter of fiscal 2001. The 62 percent increase was due primarily to business acquisitions. Refer to the segment discussions above for specific factors affecting these historical results.

     OPERATING  EXPENSES   The  following  table  shows  operating expenses as a
percentage  of  net  sales.

                                        Three Months Ended    Nine Months Ended
                                             June 30,              June 30,
                                        ------------------    ------------------
                                          2001      2000        2001      2000
                                        --------  --------    --------  --------
Net Sales                                100.0%    100.0%      100.0%    100.0%
Cost of Products Sold                     78.0%     76.4%       78.3%     75.9%
Selling, General and
  Administrative (SG&A)                   12.9%     13.3%       13.0%     12.6%
Advertising and Promotion (A&P)           2.9%      3.0%        2.9%      3.2%
                                        --------  --------    --------  --------
Earnings before Interest, Termination
  Fee, Income Taxes and Equity Earnings    6.2%      7.3%        5.8%      8.3%
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

     SG&A percentages were reduced by the change in business mix, but were increased by relocation charges and mark-to-market adjustments on deferred compensation. The Red Wing and Torbitt acquisitions operate on a lower administrative cost base, which pulled the overall SG&A percentage down. Relocation charges related to the closure of the Baltimore and San Jose facilities and the moving of production to other facilities totaled $.2 million and $1.6 million in the third quarter and first nine months of fiscal 2001, respectively. Changes in Ralcorp's stock price resulted in mark-to-market adjustments to the Company's deferred compensation liability, yielding pre-tax expense of $.3 million and $1.7 million for the quarter and nine months ended June 30, 2001, respectively, compared to pre-tax income of $.6 million and $1.6 million for the corresponding periods last year.

     The decrease in the A&P percentage reflects a trend away from promotional allowance programs toward pricing adjustments, as well as the change in the Company's mix of businesses.

     Refer to the segment discussions above for other factors affecting operating expenses.

     INTEREST EXPENSE, NET Interest expense increased to $3.9 million for the three months ended June 30, 2001, compared to $1.9 million in the third quarter of the prior year, primarily due to higher debt levels resulting from the Red Wing and Torbitt acquisitions. Since nearly all of the Company's debt incurs interest at floating rates, changes in short-term interest rates impact interest expense. On a weighted-average basis, interest rates on the Company's debt during the third quarter of fiscal 2001 were lower than in last year's third quarter but were similar for the nine-month periods. Management expects rates to be favorable for the fourth quarter as well.

     MERGER TERMINATION FEE Agribrands International, Inc. terminated a merger agreement with Ralcorp on December 1, 2000. In accordance with the agreement, Ralcorp received a payment of $5.0 million as a termination fee, which was recorded in the first quarter of fiscal 2001 net of $.8 million of related expenses. The after-tax effect of this $4.2 million nonrecurring income item was $2.6 million, or $.09 per diluted share.

     INCOME  TAXES   Income tax provisions generally reflect statutory tax rates for each of the fiscal years. The effective rate was affected by recent acquisitions, whose higher state tax rates and nondeductible goodwill amortization increased the Company's overall tax rate.

     EQUITY IN EARNINGS OF VAIL RESORTS, INC. Ralcorp continues to hold an approximate 21.6 percent equity ownership interest in Vail Resorts, Inc. Vail Resorts operates on a fiscal year ending July 31; therefore, Ralcorp reports its portion of Vail Resorts' operating results on a two-month time lag. Vail Resorts' operations are highly seasonal, typically yielding more than the entire year's equity income during the Company's second and third fiscal quarters. For the third quarter ended June 30, 2001, this investment resulted in non-cash pre-tax earnings of $9.3 million ($6.0 million after taxes), compared to $9.8 million ($6.4 million after taxes) for last year's third quarter. Through nine months, the equity earnings, net of taxes, were $5.9 million and $5.4 million for fiscal 2001 and 2000, respectively.


                           LIQUIDITY AND CAPITAL RESOURCES

     The Company's businesses focus on generating positive cash flows through operations. Management believes the Company will continue to generate positive operating cash flows through its mix of businesses and expects that short-term and long-term liquidity requirements will be met through a combination of operating cash flows and strategic use of borrowings under committed and uncommitted credit arrangements. Capital resources remained strong at June 30, 2001 with a net worth of $381.6 million and a long-term debt to total capital ratio of 42.2 percent, compared to corresponding figures for September 30, 2000 of $350.3 million and 43 percent.

     Cash flows from operations improved from $42.2 million for the nine months ended June 30, 2000 to $64.4 million through nine months of fiscal 2001. This increase is primarily due to a $8.0 million decrease in working capital during this year's first nine months compared to a $9.3 million increase in working capital during the corresponding period last year, excluding the effects of acquisitions during those periods. Working capital, excluding cash and cash equivalents, was $139.7 million at June 30, 2001 compared to $144.8 million at September 30, 2000. Much of this decrease was due to the timing of a normal seasonal inventory build up during the quarter ended September 30 at Red Wing's tomato paste production facility, acquired in July 2000. In addition, the Snack Nuts & Candy segment built additional inventory in September 2000 in anticipation of increased holiday sales during this year's first quarter. Cash flows from operations for fiscal 2001 includes the $5 million merger termination fee received from Agribrands in the first quarter.

     Cash flows related to business acquisitions resulted in a $55.6 million outflow during the first nine months of fiscal 2001 and a $91.3 million outflow during the corresponding period of the prior year. Last year's outflow related to the acquisition of Ripon Foods on October 4, 1999, Cascade Cookie Company on January 28, 2000, and Linette on May 1, 2000. This year's outflow was primarily due to the purchase of Torbitt on January 31, 2001.

     Capital expenditures were $25.2 million and $17.8 million in the nine months ended June 30, 2001 and 2000, respectively. Capital expenditures for fiscal 2001 are expected to total approximately $35 million.

     During the nine months ended June 30, 2000, long-term debt increased $76.5 million as a result of borrowings to fund the acquisitions of Ripon Foods, Cascade Cookie Company, and Linette. During the first nine months of fiscal 2001, net borrowings were only $13.9 million as the substantial cash provided by operations greatly offset the effects of the Torbitt acquisition. On April 10, 2001, one of the Company's credit agreements was converted into a $200 million term loan maturing January 10, 2002 (see Note 10 in Item 1). Its other credit agreement matures on April 28, 2002. Management is currently exploring several long-term financing options and believes that it has the ability to refinance the entire current debt balance on a long-term basis.


                                       OUTLOOK

CEREALS,  CRACKERS  &  COOKIES

     The level of competition in the cereal category continues to be intense. Competition comes from branded box cereal manufacturers, branded bagged cereal producers and other private label cereal providers. For the last several years, the overall category has not recorded any meaningful growth, which has only added to the competitive nature. All major branded cereal manufacturers have announced price increases during fiscal 2001. While such increases would seem to be good for store brands, it appears that much of the increase is being dealt back in the form of heightened branded promotional activity. Mergers involving large branded competitors could also affect the future of the cereal category, with Kellogg's acquisition of Keebler and Pepsico's purchase of Quaker Oats approved during the past nine months, and General Mills' planned acquisition of Pillsbury pending final approvals. Other trends in the category include niche products with a specific target audience in mind, such as women, and convenience foods such as cereal bars and dry breakfast mixes. As always, Ralston Foods' management is monitoring these trends to evaluate opportunities in these areas. Increased distribution, including new co-manufacturing opportunities, new product emulations and aggressive cost containment remain important goals of the organization.

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

DRESSINGS,  SYRUPS,  JELLIES  &  SAUCES

     The Dressings, Syrups, Jellies & Sauces segment is undergoing major operational changes in fiscal 2001 with the integration of recent acquisitions and the closure of two production facilities. The closure of the Baltimore and San Jose plants are part of the ongoing effort to rationalize the segment's production capacity and improve operating efficiencies. The Company expects that these cost reduction efforts will improve the profit contribution of Carriage House when fully implemented, with estimated annual cost savings of $5 million to $6 million, of which $.8 million is noncash savings. In addition, Carriage House plans to improve performance by increasing sales to new and existing customers by expanding product offerings and further integrating the sales efforts of the former Martin Gillet, Red Wing and Torbitt businesses. As competitive pricing pressures continue to affect margins, cost containment and the capturing of additional synergies of the three organizations will also be critical objectives in improving the profitability of the segment.

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

(vii) The Company has realized increases to sales and earnings through the acquisitions of businesses, but the ability to undertake future acquisitions depends on many factors that the Company does not control, such as identifying acquisition candidates and negotiating satisfactory terms upon which to purchase such candidates; and

(viii) Several of the Company's key competitors have been or are being merged with other large corporations. Such changes could lead to the competitors adopting different marketing and sales strategies that could negatively impact the Company.


                         RECENTLY ISSUED ACCOUNTING STANDARDS

     See Note 2 in Item 1 for a discussion regarding recently issued accounting standards, including SFAS 133, 141, and 142; SAB 101; and EITF 00-10, 00-14, 00-22, and 00-25.


Item  3.     Quantitative  and  Qualitative  Disclosures  About  Market  Risk.

     In the ordinary course of business, the Company is exposed to commodity price risks relating to the acquisition of raw materials. The Company utilizes derivative financial instruments, including futures contracts and options, to manage certain of these exposures when it is practical to do so. Management believes there have been no material changes in the Company's commodity price risk during the nine months ended June 30, 2001. For additional information, refer to Item 7(A) of the Company's Annual Report on Form 10-K for the year ended September 30, 2000.

     As a result of its floating rate debt, the Company is exposed to interest rate risk. Refer to Note 10 under Item 1 herein.

PART  II.  OTHER  INFORMATION

There is no information required to be reported under any items except those indicated below.

Item  6.  Exhibits  and  Reports  on  Form  8-K

(a)     Exhibits

None


(b)     Reports  on  Form  8-K

On May 1, 2001, the Registrant announced earnings for the second quarter ended March 31, 2001.

On  May 25, 2001, the Registrant announced the appointment of two new directors.


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

                              RALCORP  HOLDINGS,  INC.



                              By:  /s/ T. G. Granneman
                                   ------------------------
                                   T.  G.  Granneman
                                   Duly  Authorized  Signatory  and
                                   Chief  Accounting  Officer




August  14,  2001