Form 10-K405
period 2001-09-30
RALCORP HOLDINGS INC /MO
filed 2001-12-19
CIK 1029506

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
                                    FORM 10-K

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 1-12619

                             RALCORP HOLDINGS, INC.
             (Exact name of Registrant as specified in its Articles)

      MISSOURI                                          43-1766315
(State of incorporation)                   (I.R.S. Employer Identification No.)

                                800 MARKET STREET
                            ST. LOUIS, MISSOURI 63101
                                 (314) 877-7000
    (Address, including zip code, and telephone number, including area code, of Registrant's principal executive offices)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

           TITLE OF EACH CLASS           NAME OF EACH EXCHANGE ON WHICH REGISTERED
           -------------------           -----------------------------------------
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
Yes   X    No
    -----     -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     Aggregate market value of the voting stock held by non-affiliates of the Registrant was $594,755,702 based upon the closing market price on December 10, 2001. Excluded from this figure is the voting stock held by Registrant's Directors, who are the only persons known to Registrant who may be considered to be its "affiliates" as defined under Rule 12b-2.

     Number of shares of Common Stock, $.01 par value, outstanding as of close of business on December 10, 2001: 29,913,924.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Registrant's Notice of Annual Meeting and Proxy Statement relating to its 2002 Annual Meeting (to be filed), to the extent indicated in Part III.

================================================================================

                                TABLE OF CONTENTS

                                                               PART I
Item 1.      Business.............................................................................................4
Item 2.      Properties...........................................................................................7
Item 3.      Legal Proceedings....................................................................................7
Item 4.      Submission of Matters to a Vote of Security Holders..................................................7
Item 4A.     Executive Officers of the Registrant.................................................................8

                                                              PART II

Item 5.      Market for Registrant's Common Equity and Related Stockholder Matters................................8
Item 6.      Selected Financial Data..............................................................................9
Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations...............10
Item 7A.     Quantitative and Qualitative Disclosures About Market Risk..........................................15
Item 8.      Financial Statements and Supplementary Data.........................................................16
Item 9.      Changes in and Disagreements With Accountants on Accounting and Financial Disclosure................35

                                                              PART III

Item 10.     Directors and Executive Officers of the Registrant..................................................36
Item 11.     Executive Compensation..............................................................................36
Item 12.     Security Ownership of Certain Beneficial Owners and Management......................................36
Item 13.     Certain Relationships and Related Transactions......................................................36

                                                              PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K....................................36


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

(iii) Significant increases in the cost of certain raw materials (e.g., wheat, soybean oil, various nuts, corn syrup) or energy used to manufacture the Company's products, to the extent not reflected in the price of the Company's products, could adversely impact the Company's results;

(iv) In light of its significant ownership in Vail Resorts, Inc., the Company's non-cash earnings can be adversely affected by Vail Resorts' unfavorable performance;

(v) The Company is currently generating profit from certain co-manufacturing contract arrangements with other manufacturers within its competitive categories. The termination or expiration of these contracts and the inability of the Company to replace this level of business could negatively affect the Company's operating results;

(vi) The Company's businesses compete in mature segments with competitors having large percentages of segment sales;

(vii) The Company has realized increases to sales and earnings through the acquisitions of businesses, but the ability to undertake future acquisitions depends on many factors that the Company does not control, such as identifying available acquisition candidates and negotiating satisfactory terms upon which to purchase such candidates; and

(viii) Presently, all of the interest on the Company's indebtedness is set on a short-term basis. Consequently, increases in interest rates will increase the Company's interest expense.

                                     PART I


ITEM 1. BUSINESS

     Ralcorp Holdings, Inc. is a Missouri corporation incorporated on October 23, 1996. Its principal executive offices are located at 800 Market Street, Suite 2900, St. Louis, Missouri 63101. The terms "Company," "Ralcorp" and "Registrant" as used herein refer to Ralcorp Holdings, Inc. and its consolidated subsidiaries.

     The Company is primarily engaged in the manufacturing, distribution and marketing of private label ready-to-eat and hot cereal products, private label and branded crackers and cookies, private label and value branded snack nuts and chocolate candy, and private label wet filled products such as salad dressings, mayonnaise, peanut butter, syrups, jams and jellies, and specialty sauces.

     The following sections of this report contain financial and other information concerning the Company's business developments and operations and are incorporated into this Item 1: "Management's Discussion and Analysis of Financial Condition and Results of Operations" under Item 7 of this Report; Note 18 "Segment Information," Note 2 "Acquisitions," and Note 8 "Supplemental Earnings Statement and Cash Flow Information" to the Financial Statements filed as part of this document under Item 8.

                          RECENT BUSINESS DEVELOPMENTS

     On December 4, 2000, the Company announced that Agribrands International, Inc. had terminated the proposed merger with the Company.

     On January 31, 2001, the Company completed the purchase of the wet-filled products portion of The Torbitt & Castleman Company, LLC for $55.6 million.

     On September 25, 2001, the Company entered into an agreement to sell, on an ongoing basis, all of its trade accounts receivable. The proceeds were used to reduce the Company's indebtedness.

     On October 16, 2001, the Company entered into a new three year revolving $275 million credit agreement.

           OTHER INFORMATION PERTAINING TO THE BUSINESS OF THE COMPANY

TRADEMARKS

     The Company owns a number of trademarks that it considers substantially important to its business, including Nutcracker(R), Flavor House(R), Rippin' Good(R), Golden Batch(R), and Major Peters'(R).

SEGMENTS

     The Company is presently comprised of three reportable business segments:
Cereals, Crackers & Cookies; Snack Nuts & Candy; and Dressings, Syrups, Jellies & Sauces.

     CEREALS, CRACKERS & COOKIES

     The Cereals, Crackers & Cookies segment is composed of two product lines: private label ready-to-eat and hot cereals (the "Private Label Cereal Business"), and private label and branded crackers and cookies (the "Cracker and Cookie Business"). In fiscal 2001, these product lines accounted for approximately 54% and 46%, respectively, of the Company's Cereals, Crackers & Cookies segment sales.

     Private Label Cereal Business

     Private label ready-to-eat cereals are currently produced at three operating facilities. The Company's Cracker and Cookie Business produces shredded wheat cereal for the Private Label Cereal Business. Private label and branded hot cereals are produced at one facility. The hot cereal products include old-fashioned oatmeal, quick oats, plain instant oatmeal, flavored instant oatmeal, farina and instant Ralston(R), a branded hot wheat cereal. The Private Label Cereal Business also sells hot oat cereal under the brand 3 Minute Brand(R). The Company believes it is the largest manufacturer in the U.S. of the private label ready-to-eat and hot cereals.

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

     Cracker and Cookie Business

     The Company believes its Cracker and Cookie Business is currently the leading manufacturer of private label crackers and cookies for sale in the United States. The business also produces branded cookies under the Rippin' Good(R) brand. In addition, the business produces cookies for sale in the in-store bakery sections of food retailers. The Cracker and Cookie Business also produces Ry Krisp(R) branded crackers. Management positions the Cracker and Cookie Business as a low cost, premier quality producer of a wide variety of private label crackers and cookies.

     The Cracker and Cookie Business operates seven plants: one produces only Ry Krisp(R) crackers, two produce private label crackers and cookies, three produce private label and branded cookies and one produces cookies for the in-store bakery sections of grocery stores. The Cracker and Cookie Business' products are largely produced to order and shipped directly to customers. Private label crackers and cookies are sold through a broker network and an internal sales staff. Branded Ry Krisp(R) crackers and many branded cookies are sold through direct store distributor networks.

     SNACK NUTS & CANDY

     The Snack Nuts & Candy segment operates two plants that produce a variety of jarred, canned and bagged snack nuts and one plant that produces chocolate candy. The segment's products are largely produced to order and shipped directly to customers. The segment sells its products through an internal sales staff and a broker network. The segment produces store brand products as well as value branded products under the Nutcracker(R) and Flavor House(R) brands.

     DRESSINGS, SYRUPS, JELLIES & SAUCES

     The Dressings, Syrups, Jellies & Sauces segment operates seven plants and includes The Torbitt & Castleman Company, which was acquired during 2001. Six plants produce a variety of private label shelf-stable dressings, syrups, jellies, peanut butter, and sauces and drink mixes under the Major Peters'(R) brand. One plant processes tomatoes for industrial use and other wet-filled items. The segment's products are largely produced to order and shipped directly to customers. The products are sold through an internal sales staff and a broker network.

OWNERSHIP OF VAIL RESORTS, INC.

     The Company owns 7,554,406 shares of Vail Resorts, Inc. (Vail) Common Stock (approximately 21.5 percent of the shares outstanding as of September 30, 2001). Additionally, two of the Company's Directors, Messrs. Stiritz and Micheletto, are on the Vail Board of Directors. Currently, the Company utilizes the equity method of accounting to reflect the portion of Vail's earnings (or losses) applicable to the Company on a non-cash basis.

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

COMPETITION

     The Company's businesses face intense competition from large branded manufacturers and highly competitive private label manufacturers in each of its product lines. Top branded ready-to-eat and hot cereal competitors include Kellogg, General Mills, Kraft Foods, and Quaker Oats. Large branded competitors of the Cracker and Cookie Business include Nabisco (owned by Kraft) and Keebler (owned by Kellogg), which possess large portions of the branded cracker and cookie categories. The Snack Nuts & Candy segment faces significant competition from one significant branded snack nut producer (Planters, owned by Kraft). Top branded competitors of the Dressings, Syrups, Jellies & Sauces segment include Kraft Foods, Bestfoods, Smucker's, and Heinz. Smaller privately owned private label manufacturers provide significant competition in all of the Company's segments.

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

EMPLOYEES

     The Company employs approximately 5,000 people in the United States (as of September 30, 2001). Approximately 1,750 of the Company's personnel are covered by fifteen union contracts and, from time to time, the Company has experienced union organizing activities at its non-union plants. The contracts expire at various times from December 31, 2001 to April 1, 2005. The Company believes its relations with its employees, including union employees, are good.

RAW MATERIALS

     The principal raw materials used in the Company's businesses are grain and grain products, flour, corn syrup, sugar, soybean oil, tomatoes, various nuts such as peanuts and cashews, and liquid chocolate, as well as a variety of packaging materials. The Company purchases such raw materials from local, regional, national and international suppliers. The cost of raw materials used in the Company's products may fluctuate widely due to weather conditions, government regulations, economic climate or other unforeseen circumstances. In fiscal 2001, ingredients and packaging represented approximately 43% and 23%, respectively, of the Company's total cost of goods sold. From time to time, the Company will enter into supply contracts for periods up to three years to secure favorable pricing for ingredients and up to five years for packaging supplies.

SEASONALITY

     Due to the Company's equity interest in Vail, which typically yields more than the entire year's equity income during the Company's second and third fiscal quarters, net earnings of the Company are seasonal. In addition certain aspects of the Company's operations, especially in the Snack Nuts & Candy segment, are somewhat seasonal with a higher percentage of sales and operating profits expected to be recorded in the first and fourth fiscal quarters. See
Note 19 in Item 8 for historical quarterly data.

GOVERNMENTAL REGULATION; ENVIRONMENTAL MATTERS

     The operations of the Company are subject to regulation by various federal, state and local governmental entities and agencies. As a producer of goods for human consumption, such operations are subject to stringent production and labeling standards. For example, in the early 1990's, new labeling regulations were promulgated and implemented which required the Company's businesses to modify information disclosed on their packaging. Management expects that similar changes in laws in the future could be implemented without a material adverse impact on the Company businesses if existing packaging stock may be used during a transition period while packaging information is modified.

     The operations of the Company businesses, like those of similar businesses, are subject to various federal, state and local laws and regulations with respect to environmental matters, including air and water quality, underground fuel storage tanks, waste handling and disposal and other regulations intended to protect public health and the environment. While it is difficult to quantify with certainty the potential financial impact of actions regarding expenditures for environmental matters, particularly remediation, and future capital expenditures for environmental control equipment, in the opinion of management, based upon the information currently available, the ultimate liability arising from such environmental matters, taking into account established accruals for estimated liabilities, should not have a material effect on the Company's consolidated results of operations, financial position, capital expenditures or other cash flows.

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

                                                                               DRESSINGS, SYRUPS,
CEREAL PLANTS       CRACKER AND COOKIE PLANTS   SNACK NUTS & CANDY PLANTS      JELLIES & SAUCES PLANTS
-------------       -------------------------   -------------------------      -----------------------
Battle Creek, MI    Princeton, KY               Billerica, MA                  Buckner, KY
Cedar Rapids, IA    Poteau, OK                  Dothan, AL (leased)            Dunkirk, NY
Lancaster, OH       Minneapolis, MN             Womelsdorf, PA (candy only)    Fredonia, NY
Sparks, NV          Tonawanda, NY                                              Kansas City, KS
                    Ripon, WI (two plants)                                     Los Angeles, CA (leased)
                    Kent, WA (leased)                                          Streator, IL
                                                                               Williams, CA

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to the security holders during the fourth quarter of fiscal year 2001.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

Joe R. Micheletto............65   Chief Executive Officer and President since
                                  September 1996. He served as Co-Chief
                                  Executive Officer and Chief Financial Officer
                                  from March 1994 to September 1996 with the
                                  Company. He served as Chief Executive Officer
                                  of Ralston Resorts from May 1991 to January
                                  1997. Mr. Micheletto is also a Director of the
                                  Company.

Thomas G. Granneman..........52   Corporate Vice President and Controller. Mr.
                                  Granneman has held the same position with the
                                  Company since January 1999. He joined Ralcorp
                                  in December 1996 as Vice President and
                                  Controller.

Gregory Hintlian.............54   Corporate Vice President; and President,
                                  Nutcracker Brands, Inc. He has held this
                                  position with the Company since September
                                  2001. He served as President, Nutcracker since
                                  September 1998. Mr. Hintlian owned and
                                  operated Nutcracker prior to its purchase by
                                  Ralcorp and from 1994 to 1997 acted as a
                                  consultant to Nutcracker.

Kevin J. Hunt................50   Corporate Vice President; and President,
                                  Bremner, Inc. He has held the same position
                                  with the Company since October 1995.

Robert W. Lockwood...........58   Corporate Vice President, General Counsel and
                                  Secretary of the Company. He has held the same
                                  position with the Company since March 1994.

Scott Monette................40   Corporate Vice President and Treasurer. He has
                                  held this position with the Company since
                                  September 2001. He joined Ralcorp in January
                                  2001 as Vice President and Treasurer. Prior to
                                  joining Ralcorp, Mr. Monette was Chief
                                  Investment Officer/Benefit Plans for Hallmark
                                  Cards, Inc. from December 1998 to January
                                  2001. He served as Corporate Debt Manager for
                                  Hallmark Cards, Inc. from January 1996 to
                                  December 1998.

James A. Nichols.............53   Corporate Vice President; and President, The
                                  Carriage House Companies, Inc. He has held the
                                  same position with the Company since June
                                  2000. He served as Corporate Vice President;
                                  and President, Ralston Foods from October 1996
                                  to June 2000.

David P. Skarie..............55   Corporate Vice President; and President,
                                  Ralston Foods. He has held the same position
                                  with the Company since June 2000. Mr. Skarie
                                  served as Corporate Vice President and
                                  Director of Customer Development of Ralston
                                  Foods from March 1994 to June 2000.

Ronald D. Wilkinson..........51   Corporate Vice President and Director of
                                  Product Supply of Ralston Foods. He has held
                                  the same position with the Company since
                                  October 1996.

(Ages are as of December 31, 2001)

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on the New York Stock Exchange under the symbol "RAH". There were 13,462 shareholders of record on November 23, 2001. The Company has never paid cash dividends and has no plan to pay cash dividends in the foreseeable future. The range of high and low sale prices of Ralcorp common stock as reported on the NYSE Composite Tape is set forth in Note 19 of the financial statements filed as a part of this document under Item 8.

ITEM 6. SELECTED FINANCIAL DATA

                           FIVE YEAR FINANCIAL SUMMARY

                       (IN MILLIONS EXCEPT PER SHARE DATA)

                                                                               YEAR ENDED SEPTEMBER 30,
                                                         -------------------------------------------------------------------
                                                            2001            2000         1999           1998          1997
                                                         ---------       ---------     ---------     ---------     ---------
STATEMENTS OF EARNINGS AND CASH FLOWS DATA
Net sales                                                $ 1,178.0       $   847.0     $   666.2     $   574.9     $   669.9
Costs and expenses                                        (1,064.0)         (748.8)       (588.1)       (515.6)       (596.1)
Depreciation and amortization                                (41.6)          (34.3)        (23.1)        (18.2)        (24.4)
Interest expense, net                                        (15.9)           (8.8)         (1.4)           --          (7.9)
Plant closure, relocation, and restructuring (a)              (2.6)           (2.5)           --            --         (19.7)
Merger termination fee, net of related expenses (b)            4.2              --            --            --            --
Gain on sales of businesses (c)                                 --              --            --          18.7         515.4
                                                         ---------       ---------     ---------     ---------     ---------
Earnings before income taxes and equity earnings              58.1            52.6          53.6          59.8         537.2
Income taxes                                                 (22.1)          (19.6)        (20.1)        (22.8)         (8.6)
Equity in earnings of Vail Resorts, Inc.,
    net of related deferred income taxes (d)                   3.9             3.4           2.9           6.6           2.9
                                                         ---------       ---------     ---------     ---------     ---------
Net earnings (loss)                                      $    39.9       $    36.4     $    36.4     $    43.6     $   531.5
                                                         =========       =========     =========     =========     =========
Earnings (loss) per share:
    Basic                                                $    1.34       $    1.21     $    1.17     $    1.33     $   16.11
    Diluted                                              $    1.33       $    1.19     $    1.15     $    1.32     $   16.01
Weighted average shares outstanding:
    Basic                                                     29.9            30.2          31.1          32.7          33.0
    Diluted                                                   30.1            30.6          31.7          33.1          33.2
Cash provided (used) by:
    Operating activities (e)                             $   131.0       $    33.0     $    42.0     $    38.1     $    77.5
    Investing activities                                     (90.2)         (236.0)        (75.6)        (11.2)        (66.0)
    Financing activities (e)                                 (41.0)          205.2          23.2         (23.0)         (3.1)
Food Business EBITDA (f)                                     114.0            98.2          78.1          59.3          73.8

BALANCE SHEET DATA
Working capital (excl. cash and cash equivalents)        $    95.6       $   144.8     $    66.4     $    33.3     $    56.5
Total assets                                                 817.9           804.7         483.8         417.9         400.3
Long-term debt                                               223.1           264.4          42.8            --            --
Shareholders' equity                                         389.4           350.3         324.1         307.3         286.7

(a) During 2001, Ralcorp recorded plant closure and relocation costs ($1.6 after taxes) related to the closure of its facilities in San Jose, CA and Baltimore, MD. During 2000, Ralcorp recorded plant closure and relocation costs ($1.6 after taxes) related to the closure of its facility in Baltimore, MD. During 1997, Ralcorp recorded charges ($12.4 after taxes) to cover costs associated with the sale of its branded cereal business as well as severance costs from downsizing initiatives.

(b) Agribrands International, Inc. terminated a merger agreement with Ralcorp on December 1, 2000. Ralcorp received a payment of $5.0 as a termination fee, which was recorded net of related expenses, resulting in after-tax income of $2.6.

(c) On September 10, 1998, Ralcorp completed the sale of Beech-Nut Nutrition Corporation, resulting in an after-tax gain of $11.6. On January 31, 1997, Ralcorp sold its branded cereal business, resulting in a tax-free gain of $515.4.

(d) As a result of a change in Vail's fiscal year end, 1998 includes only 10 months of Vail's highly seasonal results.

(e) In 2001, the sale of accounts receivable provided $61 (operating) which were used to reduce long-term debt (financing).

(f) Food Business EBITDA consists of earnings before interest, income taxes, depreciation and amortization, excluding equity earnings and nonrecurring items (plant closure, relocation, and restructuring; merger termination fee; gain on sales of businesses). Ralcorp considers Food Business EBITDA to be an important indicator of the operational strength and performance of its businesses, including the ability to provide cash flows to service debt and fund capital expenditures. Food Business EBITDA, however, should not be considered an alternative to operating or net income as an indicator of the performance of Ralcorp, or as an alternative to cash flows from operating activities as a measure of liquidity, in each case determined in accordance with generally accepted accounting principles. In addition, this definition of Food Business EBITDA may not be comparable to similarly titled measures reported by other companies.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and capital resources of Ralcorp Holdings, Inc. (Company). This discussion should be read in conjunction with the financial statements under Item 8, especially Note 18, and the "Cautionary Statement on Forward-Looking Statements" on page 3.

     Significant changes to the Company's business mix and nonrecurring events that have been recorded over the last three years affect the comparisons of fiscal 2001, 2000 and 1999 operations. Consequently, comparative results are more difficult to analyze and explain. Where practicable, this discussion attempts to address not only the financial results as reported, but also the key results and factors affecting Ralcorp's on-going businesses.

                              RESULTS OF OPERATIONS

CEREALS, CRACKERS & COOKIES

     FISCAL 2001 VS. FISCAL 2000

     Net sales for the Cereals, Crackers & Cookies segment improved $30.7 million, or 6 percent, from fiscal 2000 to fiscal 2001, as the Ralston Foods cereal division and the Bremner cracker and cookie operation contributed increases of $14.4 million and $16.3 million, respectively. Most of the improvements at Ralston Foods were the result of new product offerings and increased distribution with several key customers. Despite an industry decline in the overall ready-to-eat (RTE) cereal category, Ralston Foods' fiscal 2001 base store brand RTE cereal volume, excluding co-manufacturing, increased more than 4 percent from fiscal 2000. Average RTE prices declined during fiscal 2001 due to competitive pricing pressures, but showed slight improvement in the fourth quarter. Volume under RTE co-manufacturing agreements in fiscal 2001 was nearly double the volume of fiscal 2000, but lower pricing partially offset the impact on net sales. Ralston Foods' hot cereal sales were up 1 percent year-over-year as a result of favorable product mix. Ralston Foods remains active in its efforts to increase volume via increased distribution, new product emulations, and co-manufacturing opportunities. Bremner cracker volumes improved 1 percent in fiscal 2001, while cookie volumes were up 20 percent as a result of new customer sales. The impact on net sales dollars was not as great since much of the new volume consisted of lower-priced sandwich creme cookies. In addition to improved sales from its pre-existing cracker and cookie businesses, Bremner benefited from a full year of revenue from Cascade Cookie Company in fiscal 2001, acquired on January 28, 2000.

     Fiscal 2001 profit for the Cereals, Crackers & Cookies segment was up 2 percent from fiscal 2000. Profit was hurt by reduced margins caused by competitive pricing pressures and higher energy and packaging costs. These negative effects were more than offset by lower ingredient costs, improved production efficiencies due to increased volumes, and the continued focus on aggressive cost containment.

     FISCAL 2000 VS. FISCAL 1999

     Net sales for the Cereals, Crackers & Cookies segment were up $49.8 million in fiscal 2000 from fiscal 1999. This increase was due to the additional revenue acquired through the purchases of Ripon Foods, Inc. and Cascade Cookie Company, Inc., which are operated as part of Bremner. Ripon Foods, a cookie, sugar wafer and breakfast bar producer, was acquired on October 4, 1999, and Cascade, which produces cookies for in-store bakeries, was acquired on January 28, 2000. Comparing the pre-existing Bremner cracker and cookie businesses to the prior year, volumes were down 2 percent, primarily because of certain lower margin cracker category declines.

     Ralston Foods recorded decreased sales for the year ended September 30, 2000 compared to the prior year, principally due to lower volumes. The primary factor in the volume decline was the reduction of volume related to the termination of a cereal co-manufacturing agreement on December 31, 1999, a portion of which was replaced late in the year. In addition, hot cereal volume was down 7.5 percent from the prior year compared to a corresponding 17.5 percent year-over-year increase from 1998 to 1999. Despite an industry decline in the overall RTE cereal category, Ralston Foods' base store brand RTE cereal volume for fiscal 2000 was flat compared to the prior year.

     From an operating results perspective, the Cereals, Crackers & Cookies segment recorded fiscal 2000 operating profit up $3.7 million from the prior year. Bremner operating profit improved due to the good performance of the cookie businesses acquired during the year, as well as favorable raw material costs and production efficiencies in the pre-existing cracker operations which more than offset the decline in net sales. Bremner's operating profit improvements were partially offset by declines at Ralston Foods. While operating results were hurt at Ralston Foods by the aforementioned loss of co-manufacturing business and the resulting unfavorable effect on plant efficiencies, a significant portion of this unfavorability was offset by a reduction in managed costs.

SNACK NUTS & CANDY

     Net sales for the Snack Nuts & Candy segment have increased from $128.7 million in fiscal 1999 to $176.7 million in fiscal 2000 and $182.3 million in fiscal 2001, largely due to the timing of acquisitions. Southern Roasted Nuts of Georgia, Inc., was acquired at the end of March 1999, but the Georgia facility was closed at the end of April 2000 to consolidate the operations of the three snack nut businesses into two locations at Billerica, MA and Dothan, AL. James
P. Linette, Inc., a chocolate candy manufacturer, was acquired on May 1, 2000. Excluding the sales contribution of the Linette business, snack nut sales improved from 1999 to 2000 through customer development but declined from 2000 to 2001 as a result of a reduction in sales to a major customer.

     The segment's operating profit increased from $8.2 million (6.4% of net sales) in fiscal 1999 to $9.7 million (5.5%) in fiscal 2000 and $15.9 million (8.7%) in fiscal 2001. Most of the dollar increase from year to year is attributable to the timing of acquisitions, as discussed above. Profit as a percentage of net sales reflects the impact of a sharp increase in the cost of cashews in fiscal 2000 due to a worldwide shortage of this commodity. While the management of this segment took steps to mitigate the impact of these higher costs, such steps could not fully offset the lower operating margins. In addition, the percentage in fiscal 2000 was negatively impacted by increased labor costs due to initial inefficiencies related to the moving of production lines from the Georgia plant to the other facilities. The fiscal 2001 percentage improved as cashew costs returned to normal and manufacturing efficiencies were realized.

DRESSINGS, SYRUPS, JELLIES & SAUCES

     The Company's Dressings, Syrups, Jellies & Sauces segment, also known as The Carriage House Companies, Inc., is comprised of Martin Gillet & Co., Inc., acquired at the beginning of March 1999, The Red Wing Company, Inc., acquired on July 14, 2000, and The Torbitt & Castleman Company, LLC, acquired January 31, 2001. The segment's net sales increased significantly in each of the past two years. The increases were primarily due to the timing of the acquisitions as noted above, whereby fiscal 1999 included only seven months of results from Martin Gillet, fiscal 2000 includes Martin Gillet's results for the full year and two and a half months of results from Red Wing, and fiscal 2001 includes a full year of Martin Gillet and Red Wing and seven months from Torbitt & Castleman. In a comparison of actual fiscal 2001 results to pro forma fiscal 2000 results (including actual Red Wing results for the full year and actual Torbitt results for February through September), sales volumes were up 1 percent. Corresponding net sales dollars, which were negatively affected by competitive pricing pressures and product mix in the first half of the year, were down 2 percent.

     The segment's operating profit increased from $1.7 million (4.1% of net sales) in fiscal 1999 to $3.5 million (2.8%) in fiscal 2000 and $7.6 million (1.8%) in fiscal 2001. The dollar increase from year to year is again attributable to the timing of acquisitions. Profit as a percent of sales was reduced in fiscal 2000 and the first half of fiscal 2001 by lower sales volumes, competitive pricing pressures, higher energy and packaging costs, and incremental expenses associated with integrating the three companies. During the second half of fiscal 2001, profit as a percent of sales improved to 3.1% as the segment benefited from savings from the closure of the Baltimore and San Jose facilities and additional synergies with Torbitt & Castleman.

CONSOLIDATED

     NET SALES Net sales grew from $666.2 million in fiscal 1999 to $847.0 million in 2000 and nearly $1.2 billion in 2001. The 27% increase from 1999 to 2000 and the 39% increase from 2000 to 2001 were due primarily to the timing of business acquisitions. Refer to the segment discussions above for specific factors affecting these historical results.

     OPERATING EXPENSES The following table shows operating expenses as a percentage of net sales.

                                                  YEAR ENDED SEPTEMBER 30,
                                             -----------------------------------
                                               2001         2000         1999
                                             ---------   ----------   ----------
Net Sales                                     100.0%       100.0%       100.0%
Cost of products sold                          80.9%        79.3%        76.8%
Selling, general and administrative            13.0%        13.1%        14.9%
                                             ------      -------      -------
Earnings before Interest, Nonrecurring
    Items, Income Taxes and Equity Earnings     6.1%         7.6%         8.3%
                                             ======      =======      =======

As acquisitions have continued to change the Company's business mix, the percentage of sales figures have changed, reflecting the lower gross margin and operating cost structure of the Snack Nuts & Candy and Dressings, Syrups, Jellies & Sauces businesses. The three-year gross margin trend was also affected by the temporary ingredient and labor cost increases within the snack nuts operation in fiscal 2000 and the competitive pricing pressures in fiscal 2001. The declining trend in selling, general and administrative (SG&A) expenses can be partially attributed to the ability of the Cereals, Crackers & Cookies operations to grow their revenue bases while keeping their overall cost structure relatively stable. All considered, the percentage for cost of products sold is expected to level off and the SG&A percentage is expected to continue to decline slightly in the near future.

     INTEREST EXPENSE, NET Net interest expense increased from $1.4 million in 1999 to $8.8 million in 2000 and $15.9 million in 2001, reflecting the Company's increasing debt level. The Company was essentially debt-free at the beginning of fiscal 1999. Long-term debt increased to $42.8 million by the end of fiscal 1999 and to $264.4 million by September 30, 2000, primarily as a result of borrowings to fund business acquisitions. Funding for the Torbitt & Castleman acquisition in January 2001 further increased outstanding debt during fiscal 2001, but proceeds from the sale of receivables at the end of the year reduced long-term debt to $223.1 million by September 30, 2001. Since the Company's interest rates are set on a short-term basis, the declining market rates throughout fiscal 2001 had a favorable effect on interest expense. Similarly, the Company expects to benefit from low rates in fiscal 2002 if short-term rates remain favorable.

     PLANT CLOSURE AND RELOCATION COSTS On July 24, 2000, the Company announced its plan to close the Baltimore, MD plant of its Dressings, Syrups, Jellies & Sauces segment and move production to its Dunkirk, NY facility. In conjunction with this plan, the Company recorded charges in the fourth quarter of fiscal 2000 in the amount of $2.5 million related to termination benefits for 132 production employees and 37 administrative employees and a write-down of assets to be sold. On January 23, 2001, the Company announced its plan to close the San Jose, CA plant of its Dressings, Syrups, Jellies & Sauces segment and move production to its other facilities. Both of these closures were essentially completed by the end of fiscal 2001. During 2001, additional Baltimore closure and relocation costs of $1.9 were expensed along with $.7 related to San Jose, for a total of $2.6 million. For more information, including related liabilities recorded through purchase accounting, see Note 3 to the financial statements in
Item 8.

     INCOME TAXES Income tax provisions generally reflect statutory tax rates, adjusted by the effects of non-deductible goodwill amortization expense.

     EQUITY IN EARNINGS OF VAIL RESORTS, INC. For fiscal 1999, the Company's pre-tax earnings from Vail were only $4.7 million due to low snowfall during the peak ski season and an incident of arson. The Company's pre-tax equity earnings improved to $5.2 million for fiscal 2000, primarily as a result of the inclusion of net proceeds from a Reduced Skier Day Insurance Policy claim related to its second fiscal quarter, which was hurt by both poor early season snowfall and a significant decline in vacation travel around the New Years' holiday due to Y2K concerns. For fiscal 2001, pre-tax equity earnings further increased to $6.0 million, as snowfall amounts and timing were favorable.

                         LIQUIDITY AND CAPITAL RESOURCES

     The Company's businesses have historically focused on generating positive cash flows through operations. Management believes that the Company will continue to generate operating cash flows through its mix of businesses and expects that short-term and long-term liquidity requirements will be met through a combination of operating cash flows and strategic use of borrowings under committed and uncommitted credit arrangements. Capital resources remained strong at September 30, 2001 with a net worth of $389.4 million and a long-term debt to total capital ratio of 36 percent.

CASH FLOWS FROM OPERATING ACTIVITIES

     Cash flows from operations were $131.0 million, $33.0 million, and $42.0 million in 2001, 2000 and 1999, respectively. Operating cash flows, which are primarily affected by cash earnings and changes in working capital, were augmented in fiscal 2001 by $61.0 million of proceeds from the sale of receivables in September. See Note 10 to the financial statements in Item 8 for more information about the Company's new three-year agreement to sell its receivables on an ongoing basis. Cash earnings (net earnings before depreciation, amortization, deferred income taxes, equity earnings and other noncash items) have been growing along with the Company, from $65.5 million in 1999 to $76.8 million in 2000 and $81.8 million in 2001. From a cash flow standpoint, this growth in cash earnings was offset in 1999 and 2000 by increases in working capital, excluding the effects of acquisitions, of $27.5 million and $41.6 million, respectively. Much of the large fiscal 2000 increase was the result of a normal seasonal inventory build up at Red Wing's tomato paste production facility which occurred after the acquisition of Red Wing. Working capital, excluding cash and cash equivalents, was $95.6 million at September 30, 2001 compared to $144.8 million and $66.4 million at September 30, 2000 and 1999, respectively. Excluding the effects of acquisitions and the reduction in receivables due to the sale transaction, working capital increased $13.3 million during fiscal 2001.

CASH FLOWS FROM INVESTING ACTIVITIES

     Net cash paid for business acquisitions totaled $55.6 million in fiscal 2001 (Torbitt & Castleman), $212.5 million in fiscal 2000 (Ripon Foods, Cascade, Linette and Red Wing), and $55.6 million in fiscal 1999 (Martin Gillet and Southern Roasted Nuts). See Note 2 to the financial statements in Item 8 for more information about acquisitions.

     Capital expenditures were $35.7 million, $24.1 million, and $20.5 million in fiscal years 2001, 2000 and 1999, respectively. The upward trend generally follows the growth of the Company. Capital expenditures for fiscal 2002 are expected to approximate the 2001 amount.

CASH FLOWS FROM FINANCING ACTIVITIES

     While borrowings for the Torbitt & Castleman acquisition in January 2001 increased outstanding debt during fiscal 2001, proceeds from the sale of receivables at the end of the year and other operating cash flows enabled the Company to reduce its debt by $41.7 million. Net borrowings were $215.4 million and $42.8 million during fiscal 2000 and 1999, respectively. These borrowings closely follow the Company's acquisition activity discussed above. On October 16, 2001, the Company entered into a $275 revolving credit agreement, replacing agreements scheduled to expire during fiscal 2002. Borrowings under the new agreement are unsecured and mature on October 16, 2004 unless such date is extended. Also on October 16, 2001, the total amount of uncommitted credit arrangements with banks was reduced to $35 million. Further cash needs could be met through the sale of the Company's investment in Vail Resorts, Inc., which had a market value of $105 million at September 30, 2001. See Note 6 to the financial statements in Item 8 for more information about this investment, including restrictions on divestiture.

     The Company repurchased $10.6 million and $19.9 million of its common stock during fiscal 2000 and 1999, respectively. During the first quarter of fiscal 1999, the Company's Board of Directors approved an authorization to buy back up to two million shares of the Company's common stock from time to time as management determines. In February 2001, the Board approved an authorization to buy back an additional one million shares. As of September 30, 2001, 1,690,700 shares remained available for repurchase by the Company pursuant to that authorization.

                                     OUTLOOK

CEREALS, CRACKERS & COOKIES

     The level of competition in the cereal category continues to be intense. Competition comes from branded box cereal manufacturers, branded bagged cereal producers and other private label cereal providers. For the last several years, the overall category has not grown, which has added to its competitive nature. When the competition focuses on price/promotion, the environment for private label producers becomes more challenging. Ralston Foods must maintain an effective price gap between its quality private label cereal products and those of branded cereal producers, thereby providing the best value alternative for the consumer. Increased distribution, including new co-manufacturing opportunities, new product emulations and aggressive cost containment remain important goals of the organization.

     The Company's cracker and cookie operation, Bremner, also conducts business in a competitive category. Major branded competitors continue to market and promote their offerings aggressively and many smaller, regional participants provide additional competitive pressures. Bremner's ability to successfully respond to changing market conditions and to realize improved operating efficiencies from recent acquisitions will be important to its results of operations. In addition, Bremner will continue to focus on cost containment, new products and volume growth of existing products in order to improve operating results.

SNACK NUTS & CANDY

     The outlook for the Snack Nuts & Candy segment remains favorable, as the snack nut category continues to grow. Cashew costs have trended down from the significant highs in fiscal 2000 and the Company completed its consolidation of three snack nut operations down to two plants, which has improved the segment's profitability. The addition of chocolate candy capability through the acquisition of Linette in fiscal 2000 has increased the scope of products offered by the segment. From an operational perspective, the segment will continue to focus on fully leveraging the combined strengths of all of its operations, growing its customer base and maintaining the quality of its products.

DRESSINGS, SYRUPS, JELLIES & SAUCES

     The Dressings, Syrups, Jellies & Sauces operation starts fiscal 2002 in transition. The consolidation of its Baltimore operation into the Dunkirk facility was completed in January 2001. A second plant closure, in San Jose, CA, was recently completed and all related production has been moved to other Carriage House facilities. The Company expects that these measures will improve the profit contribution of Carriage House, with estimated annual cost savings of $5 million to $6 million, of which $.8 million is noncash savings. The acquisition of the wet products portion of Torbitt & Castleman on January 31, 2001 has provided Carriage House with additional scale and manufacturing flexibility. Carriage House plans to improve performance by continuing to increase sales to new and existing customers by integrating product offerings and sales efforts of the combined organization. In addition, capacity rationalization, cost reduction, and the capturing of additional synergies of the organizations will continue to be critical objectives.

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

                                    INFLATION

     Management recognizes that inflationary pressures may have an adverse effect on the Company through higher asset replacement costs, related depreciation and higher material costs. The Company tries to minimize these effects through cost reductions and productivity improvements as well as price increases to maintain reasonable profit margins. It is management's view that inflation has not had a significant impact on operations in the three years ended September 30, 2001.

                      RECENTLY ISSUED ACCOUNTING STANDARDS

     See Note 1 to the financial statements in Item 8 for a discussion regarding recently issued accounting standards, including FAS 133, 140, 141, 142 and 144; SAB 101; and EITF 00-10, 00-14, 00-22, and 00-25.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the ordinary course of business, the Company is exposed to commodity price risks relating to the acquisition of raw materials. The Company utilizes derivative financial instruments, including futures contracts and options, to manage certain of these exposures when it is practical to do so. As of September 30, 2001 and 2000, a hypothetical 10% adverse change in the market price of the Company's principal commodities, including corn, oats, wheat and soybean oil, would have decreased the fair value of the Company's derivatives portfolio by $1.6 million and $.3 million, respectively. This volatility analysis ignores changes in the exposures inherent in the underlying hedged transactions. Because the Company does not hold or trade derivatives for speculation or profit, all changes in derivative values are effectively offset by corresponding changes in the underlying exposures. For more information, see Note 1 and Note 12 to the financial statements included in Item 8.

     The Company has interest rate risk with respect to interest expense on variable rate debt. At September 30, 2001 and 2000, the Company had $222.5 million and $263.9 million of variable rate debt outstanding. A hypothetical 10% adverse change in weighted average interest rates during fiscal 2001 and 2000 would have had an unfavorable impact of $1.0 million and $.6 million, respectively, on both the Company's net earnings and cash flows. For more information, see Note 13 and Note 20 to the financial statements included in
Item 8.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              REPORT OF MANAGEMENT

     Management of Ralcorp Holdings, Inc. is responsible for the preparation and integrity of the Company's financial statements. These statements have been prepared in accordance with generally accepted accounting principles and in the opinion of management fairly present the Company's financial position, results of operations and cash flow.

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

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of Ralcorp Holdings, Inc.:

     We have audited the accompanying consolidated balance sheets of Ralcorp Holdings, Inc. and its subsidiaries as of September 30, 2001 and 2000, and the related consolidated statements of earnings, of shareholders' equity and of cash flows for each of the three years in the period ended September 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Vail Resorts, Inc., an investment which is reflected in the accompanying financial statements using the equity method of accounting. The Company's investment in Vail Resorts, Inc. at September 30, 2001 and 2000 was $81,900,000 and $75,900,000, respectively, and the Company's equity in its net income, net of deferred income taxes, was $3,900,000, $3,400,000, and $2,900,000 for each of the three years in the period ended September 30, 2001. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Vail Resorts, Inc., is based solely on the report of the other auditors.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

     In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Ralcorp Holdings, Inc. and its subsidiaries at September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001 in conformity with accounting principles generally accepted in the United States of America.

/s/  PRICEWATERHOUSECOOPERS LLP
-------------------------------
PricewaterhouseCoopers LLP
St. Louis, Missouri
October 31, 2001

                             RALCORP HOLDINGS, INC.

                       CONSOLIDATED STATEMENT OF EARNINGS

        (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA, SHARES IN THOUSANDS)

                                                                  YEAR ENDED SEPTEMBER 30,
                                                         -------------------------------------------
                                                            2001             2000            1999
                                                         ----------       ----------      ----------
NET SALES                                                $  1,178.0       $    847.0      $    666.2
                                                         ----------       ----------      ----------

COSTS AND EXPENSES
    Cost of products sold                                     952.4            672.0           511.6
    Selling, general and administrative                       153.2            111.1            99.6
    Interest expense, net                                      15.9              8.8             1.4
    Plant closure and relocation costs                          2.6              2.5              --
    Merger termination fee, net of related expenses            (4.2)              --              --
                                                         ----------       ----------      ----------
      Total Costs and Expenses                              1,119.9            794.4           612.6
                                                         ----------       ----------      ----------

EARNINGS BEFORE INCOME TAXES AND EQUITY EARNINGS               58.1             52.6            53.6
Income Taxes                                                   22.1             19.6            20.1
                                                         ----------       ----------      ----------
EARNINGS BEFORE EQUITY EARNINGS                                36.0             33.0            33.5
Equity in Earnings of Vail Resorts, Inc.,
    Net of Related Deferred Income Taxes                        3.9              3.4             2.9
                                                         ----------       ----------      ----------
NET EARNINGS                                             $     39.9       $     36.4      $     36.4
                                                         ==========       ==========      ==========

BASIC EARNINGS PER SHARE                                 $     1.34       $     1.21      $     1.17
                                                         ==========       ==========      ==========
DILUTED EARNINGS PER SHARE                               $     1.33       $     1.19      $     1.15
                                                         ==========       ==========      ==========

WEIGHTED AVERAGE SHARES
    FOR BASIC EARNINGS PER SHARE                             29,889           30,150          31,112
    Dilutive effect of:
      Stock options                                             197              213             325
      Deferred compensation awards                               --              206             247
                                                         ----------       ----------      ----------
WEIGHTED AVERAGE SHARES
    FOR DILUTED EARNINGS PER SHARE                           30,086           30,569          31,684
                                                         ==========       ==========      ==========

          See accompanying Notes to Consolidated Financial Statements.

                             RALCORP HOLDINGS, INC.

                           CONSOLIDATED BALANCE SHEET

                  (IN MILLIONS EXCEPT SHARE AND PER SHARE DATA)

                                                                                SEPTEMBER 30,
                                                                            ---------------------
                                                                              2001          2000
                                                                            -------       -------
ASSETS
Current Assets
    Cash and cash equivalents                                               $   3.9       $   4.1
    Receivables, net                                                            9.0         102.4
    Investment in Ralcorp Receivables Corporation                              41.0            --
    Inventories                                                               164.1         150.1
    Deferred income taxes                                                       3.7           6.7
    Prepaid expenses and other current assets                                   3.0           3.5
                                                                            -------       -------
      Total Current Assets                                                    224.7         266.8
Investment in Vail Resorts, Inc.                                               81.9          75.9
Intangible Assets, Net                                                        217.6         186.1
Property, Net                                                                 287.4         271.9
Other Assets                                                                    6.3           4.0
                                                                            -------       -------
      Total Assets                                                          $ 817.9       $ 804.7
                                                                            =======       =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
    Accounts payable                                                        $  86.2       $  78.5
    Other current liabilities                                                  39.0          39.4
                                                                            -------       -------
      Total Current Liabilities                                               125.2         117.9
Long-term Debt                                                                223.1         264.4
Deferred Income Taxes                                                          39.9          36.6
Other Liabilities                                                              40.3          35.5
                                                                            -------       -------
      Total Liabilities                                                       428.5         454.4
                                                                            -------       -------
Commitments and Contingencies
Shareholders' Equity
    Common stock, par value $.01 per share
      Authorized: 300,000,000 shares
      Issued: 33,011,317 shares                                                  .3            .3
    Capital in excess of par value                                            109.9         110.0
    Retained earnings                                                         332.6         292.7
    Common stock in treasury, at cost (3,101,643 and 3,151,410 shares)        (51.9)        (52.7)
    Accumulated other comprehensive loss                                       (1.5)           --
                                                                            -------       -------
      Total Shareholders' Equity                                              389.4         350.3
                                                                            -------       -------
      Total Liabilities and Shareholders' Equity                            $ 817.9       $ 804.7
                                                                            =======       =======

          See accompanying Notes to Consolidated Financial Statements.

                             RALCORP HOLDINGS, INC.

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                  (IN MILLIONS)

                                                                               YEAR ENDED SEPTEMBER 30,
                                                                          -----------------------------------
                                                                            2001          2000          1999
                                                                          -------       -------       -------

CASH FLOWS FROM OPERATING ACTIVITIES
Net earnings                                                              $  39.9       $  36.4       $  36.4
Adjustments to reconcile net earnings to net
   cash flow provided by operating activities:
   Depreciation and amortization                                             41.6          34.3          23.1
   Deferred income taxes                                                      6.3           8.8          10.7
   Plant closure and relocation costs                                          --           2.5            --
   Proceeds from sale of receivables                                         61.0            --            --
   Equity in earnings of Vail Resorts, Inc.                                  (6.0)         (5.2)         (4.7)
   Changes in current assets and liabilities, net
    of effects of acquisitions:
    Decrease (increase) in receivables                                         .4         (13.0)         (8.8)
    Increase in inventories                                                  (7.6)        (23.3)         (5.5)
    Decrease (increase) in prepaid expenses and other current assets           .6            --           (.6)
    Decrease in accounts payable and other current liabilities               (6.7)         (5.3)        (12.6)
   Other, net                                                                 1.5          (2.2)          4.0
                                                                          -------       -------       -------
    Net cash provided by operating activities                               131.0          33.0          42.0
                                                                          -------       -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES
Business acquisitions, net of cash acquired                                 (55.6)       (212.5)        (55.6)
Additions to property and intangible assets                                 (35.7)        (24.1)        (20.5)
Proceeds from sale of property                                                1.1            .6            .5
                                                                          -------       -------       -------
    Net cash used by investing activities                                   (90.2)       (236.0)        (75.6)
                                                                          -------       -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES
Net (repayments) borrowings under credit arrangements                       (41.7)        215.4          42.8
Proceeds from exercise of stock options                                        .7            .4            .3
Purchase of treasury stock                                                     --         (10.6)        (19.9)
                                                                          -------       -------       -------
    Net cash (used) provided by financing activities                        (41.0)        205.2          23.2
                                                                          -------       -------       -------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                          (.2)          2.2         (10.4)
CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                  4.1           1.9          12.3
                                                                          -------       -------       -------
CASH AND CASH EQUIVALENTS, END OF YEAR                                    $   3.9       $   4.1       $   1.9
                                                                          =======       =======       =======

          See accompanying Notes to Consolidated Financial Statements.

                             RALCORP HOLDINGS, INC.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                   (DOLLARS IN MILLIONS, SHARES IN THOUSANDS)

                                                                                                       ACCUM.
                                                                                  COMMON STOCK          OTHER
                                                     CAPITAL IN                   IN TREASURY          COMPRE-
                                          COMMON     EXCESS OF    RETAINED    ---------------------    HENSIVE
                                          STOCK      PAR VALUE    EARNINGS      SHARES      COST        LOSS       TOTAL
                                        ---------   ----------   ----------   ---------- ----------   --------   ----------
BALANCE, SEPTEMBER 30, 1998              $     .3     $  110.1     $  219.9      (1,300)  $  (23.0)   $     --    $  307.3
Net earnings                                                           36.4                                           36.4
Purchase of treasury stock                                                       (1,190)     (19.9)                  (19.9)
Activity under stock plans                                                           16         .3                      .3
                                         --------     --------     --------    --------   --------    --------    --------
BALANCE, SEPTEMBER 30, 1999              $     .3     $  110.1     $  256.3      (2,474)  $  (42.6)   $     --    $  324.1
Net earnings                                                           36.4                                           36.4
Purchase of treasury stock                                                         (705)     (10.6)                  (10.6)
Activity under stock plans                                 (.1)                      28         .5                      .4
                                         --------     --------     --------    --------   --------    --------    --------
BALANCE, SEPTEMBER 30, 2000              $     .3     $  110.0     $  292.7      (3,151)  $  (52.7)   $     --    $  350.3
Net earnings                                                           39.9                                           39.9
Minimum pension liability
  adjustment, net of $1.1 tax benefit                                                                     (1.9)       (1.9)
Net gain on cash flow hedging
  instruments, net of $.2 tax expense                                                                       .4          .4
                                                                                                                  --------
    Comprehensive income                                                                                              38.4
Activity under stock plans                                 (.1)                      49         .8                      .7
                                         --------     --------     --------    --------   --------    --------    --------
BALANCE, SEPTEMBER 30, 2001              $     .3     $  109.9     $  332.6      (3,102)  $  (51.9)   $   (1.5)   $  389.4
                                         ========     ========     ========    ========   ========    ========    ========

          See accompanying Notes to Consolidated Financial Statements.

                             RALCORP HOLDINGS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   (DOLLARS IN MILLIONS EXCEPT PER SHARE DATA)



NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF CONSOLIDATION - The financial statements are presented on a consolidated basis and include the accounts of Ralcorp and its majority-owned subsidiaries. All significant intercompany transactions have been eliminated. Investments in 20%-50%-owned companies are presented on the equity basis (see
Note 6).

     ESTIMATES -- The financial statements have been prepared in conformity with generally accepted accounting principles, which require management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates.

     CASH EQUIVALENTS include all highly liquid investments with original maturities of three months or less.

     INVENTORIES are valued generally at the lower of average cost or market. In connection with purchasing key raw ingredient materials, the Company often uses commodities futures contracts to reduce the risk of price fluctuations related to future raw materials requirements for commodities such as corn, wheat, oats and soybean oil. For more information on these commodity hedging activities, see
Note 12.

     PROPERTY, PLANT AND EQUIPMENT is recorded at cost and depreciation expense is generally provided on the straight-line basis by charges to costs or expenses at rates based on the estimated useful lives of the properties. Estimated useful lives range from 3 to 15 years for machinery and equipment and 10 to 50 years for buildings and leasehold improvements. Depreciation expense was $29.4, $24.7, and $16.7 in fiscal 2001, 2000, and 1999, respectively.

     INTANGIBLE ASSETS -- Goodwill represents the excess of cost over the fair value of the net identifiable assets of acquired businesses and is amortized evenly over estimated periods of related benefit ranging from 25 to 40 years. Other intangible assets, primarily computer software developed or obtained for internal use, are recorded at cost and amortized evenly over their estimated useful lives ranging from 3 to 5 years.

     RECOVERABILITY OF LONG-LIVED ASSETS -- The Company continually evaluates whether events or circumstances have occurred which might impair the recoverability of the carrying value of its long-lived assets, including identifiable intangibles and goodwill. An asset is deemed impaired and written down to its fair value if estimated related future cash flows are less than its carrying amount.

     INVESTMENTS -- The Company funds a portion of its deferred compensation liability by investing in certain mutual funds in the same amounts as selected by the participating employees. Because management's intent is to invest in a manner that matches the deferral options chosen by the participants and those participants can elect to transfer amounts in or out of each of the designated deferral options at any time, these investments have been classified as trading assets and are stated at fair value in "Other Assets". Both realized and unrealized gains and losses on these assets are included in earnings and offset the related change in the deferred compensation liability.

     REVENUE is recognized in accordance with shipping terms. Net sales reflect gross sales less sales discounts and allowances.

     SHIPPING AND HANDLING costs defined as freight are included in "Cost of products sold," while storage and other warehousing costs are included in "Selling, general, and administrative." Storage and other warehousing costs totaled $24.9, $22.4, and $19.6 in fiscal 2001, 2000, and 1999, respectively.

     ADVERTISING costs are expensed as incurred.

     STOCK-BASED COMPENSATION is recognized using the intrinsic value method. For disclosure purposes, pro forma net earnings and earnings per share amounts are provided as if the fair value method had been applied (see Note 17).

     RECENTLY ISSUED ACCOUNTING STANDARDS -- Significant developments in accounting rules are discussed below.

     The Company adopted Statement of Financial Accounting Standards (FAS) No. 133, as amended, on October 1, 2000 (see Note 12).

     During fiscal 2001, the Company adopted the consensus of the Emerging Issues Task Force (EITF) on issue 00-22, "Accounting for 'Points' and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future." The adoption had no impact on the Company's results and is not expected to have a material effect in the future.

     Also during fiscal 2001, the Company adopted the Securities and Exchange Commission Staff Accounting Bulletin (SAB) 101, "Revenue Recognition in Financial Statements." SAB 101 provides guidance on recognition, presentation and disclosure of revenue in financial statements. The adoption had no impact on the Company's results and is not expected to have a material effect in the future.

     The EITF reached a consensus on issue 00-10, "Accounting for Shipping and Handling Fees and Costs," that amounts billed, if any, for shipping and handling should be included in revenue and amounts incurred for shipping and handling should not be netted against revenue. Ralcorp has always accounted for amounts billed as prescribed by the new rule but has historically netted shipping costs against revenue in calculating net sales. The Company adopted EITF 00-10 in the fourth quarter of fiscal 2001 by reclassifying shipping and handling costs to "Costs of products sold" and "Selling, general and administrative." These reclassifications increased total net sales by approximately 6 percent in each of the three years presented.

     The EITF also reached a consensus on issue 00-14, "Accounting for Certain Sales Incentives", and on issue 00-25, "Accounting for Consideration for a Vendor to a Retailer in Connection with the Purchase or Promotion of the Vendor's Products," which address the classification of these incentives and payments in the statement of earnings. The Company adopted EITF 00-14 for its annual fiscal 2001 financial statements by reclassifying items such as coupon redemption, slotting fees and cooperative advertising from advertising and promotion expense (a component of "Selling, general and administrative") to a reduction in revenue. These reclassifications reduced total net sales by approximately 2 percent in each of the three years presented.

     In September 2000, the Financial Accounting Standards Board (FASB) issued FAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities - a Replacement of FASB Statement No. 125". FAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, yet carries over the majority of the provisions of FAS 125. FAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Accordingly, the Company followed the provisions of FAS 140 as they relate to its sale of receivables in September 2001 (see Note
10).

     In June 2001, the FASB issued FAS 141, "Business Combinations," which applies to all business combinations initiated after June 30, 2001. The major provisions of FAS 141 include (a) the elimination of the pooling-of-interests method of accounting for business combinations, (b) additional criteria for the recognition of intangible assets independent of goodwill, and (c) disclosure of the primary reasons for a business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption.

     On October 1, 2001, the Company adopted FAS 142, "Goodwill and Other Intangible Assets," which stops the amortization of goodwill and requires a goodwill impairment test at least annually. In fiscal 2001, Ralcorp's goodwill amortization expense was $7.9 ($6.2 after taxes), or about $.21 per diluted share. In fiscal 2000, Ralcorp's goodwill amortization expense was $5.4 ($4.4 after taxes), or about $.14 per diluted share. In addition to the positive impact of the elimination of Ralcorp's goodwill amortization expense in future periods, the lack of Vail's goodwill amortization expense should have a small positive effect on Ralcorp's after-tax equity earnings. Ralcorp will complete its first impairment test under FAS 142 by the end of the second quarter of fiscal 2002.

     In August 2001, the FASB issued FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which is effective for Ralcorp beginning in the first quarter of fiscal 2003. The Company has not completed its evaluation of the impact of FAS 144.

     RECLASSIFICATIONS -- Certain prior years' amounts have been reclassified to conform to the current year's presentation.

NOTE 2 -- ACQUISITIONS

     All of the following acquisitions were accounted for using the purchase method of accounting, whereby the results of operations are included in the consolidated statement of earnings from the date of acquisition. The purchase price, including costs of acquisition, has been allocated to acquired assets and liabilities based on their estimated fair values at the date of acquisition, and any excess has been allocated to goodwill. Such allocations are subject to adjustment when additional analysis concerning asset and liability values is finalized, but generally no later than one year after the date of acquisition. Management does not expect the final allocations to differ materially from the allocation amounts included herein. Goodwill relating to each of the following acquisitions has been amortized on a straight-line basis over 25 years or, in the case of Red Wing, 35 years. For income tax purposes, the amortization of goodwill related to the Flavor House, Southern Roasted Nuts, Ripon Foods, Cascade and Red Wing acquisitions is nondeductible.

FISCAL 2001

     On January 31, 2001, the Company completed the purchase of the wet products portion of The Torbitt & Castleman Company, LLC, located in Buckner, KY. Acquired product lines include private label syrups, Mexican sauces, jams and jellies, barbecue sauces, flavored syrups and other specialty sauces and are part of the Dressings, Syrups, Jellies & Sauces segment. The $55.6 cost exceeded the fair value of the net assets acquired by $38.8.

FISCAL 2000

     On October 4, 1999, the Company completed the purchase of Ripon Foods, Inc., which manufactures a wide variety of high quality private label and branded cookie products, including sugar wafers and wire cut and enrobed cookies. The $43.1 cost exceeded the estimated fair value of the net assets acquired by $15.5. Included in the acquisition cost allocation were liabilities totaling approximately $1.7 related to the Company's plan to terminate or relocate certain Ripon Foods employees (see Note 3). Ripon Foods is located in Ripon, WI.

     On January 28, 2000, the Company completed the purchase of Cascade Cookie Company, Inc., a leading manufacturer and marketer of high quality cookies that are sold to the in-store bakeries of major U.S. grocery chains and selected mass merchandisers. The $22.1 cost exceeded the estimated fair value of the net assets acquired by $18.0. Cascade is located in Kent, WA.

     On May 1, 2000, the Company completed the purchase of James P. Linette, Inc., which manufactures chocolate products, including peanut butter and caramel cups, as well as chocolate covered peanuts. The $34.5 cost exceeded the estimated fair value of the net assets acquired by $21.7. Linette is located in Womelsdorf, PA.

     On July 14, 2000, the Company completed the purchase of The Red Wing Company, Inc., a leading manufacturer of private label shelf-stable wet filled type products such as salad dressings, table syrups, peanut butter, jams, jellies and various sauces. The $145.7 cost exceeded the estimated fair value of the net assets acquired (which included $27.7 of cash) by $44.5. Included in the acquisition cost allocation were liabilities totaling approximately $1.6 related to the Company's plan to close the San Jose facility and terminate or relocate certain Red Wing employees (see Note 3).

FISCAL 1999

     On March 4, 1999, the Company completed the purchase of Martin Gillet & Co., Inc., a leading private label manufacturer of mayonnaise and pourable, shelf-stable salad dressings. The $35.3 cost exceeded the fair value of the net assets acquired by $20.4.

     On March 24, 1999, the Company purchased Southern Roasted Nuts of Georgia, Inc., a private label and value brand snack nut operation. The $17.1 cost exceeded the fair value of the net assets acquired by $12.9.

PRO FORMA INFORMATION

     The following unaudited pro forma information presents the results of operations of the Company, including equity earnings from Vail, as if the fiscal 2001 and 2000 acquisitions described above had occurred as of October 1, 1999. These pro forma results may not necessarily reflect the actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations.

                                             2001              2000
                                          -----------       -----------
Net sales                                  $ 1,208.4         $ 1,207.7
Net earnings                                    39.8              40.6
Basic earnings per share                        1.34              1.35
Diluted earnings per share                      1.33              1.33

NOTE 3 -- PLANT CLOSURE AND RELOCATION COSTS AND RESERVES

     On July 24, 2000, the Company announced its plan to close the Baltimore, MD plant of its Dressings, Syrups, Jellies & Sauces segment and move production to its Dunkirk, NY facility. In conjunction with this plan, the Company recorded charges in the fourth quarter of fiscal 2000 in the amount of $2.5 ($1.6 after taxes, or $.05 per share) related to termination benefits for 132 production employees and 37 administrative employees and a write-down of assets to be sold. The land, building and equipment which was not transferred to Dunkirk were written down to approximately $1.1 to reflect their estimated realizable value net of selling expenses. These charges were fully utilized by the end of fiscal year 2001. Also during 2001, additional costs totaling $1.9 were incurred and are included on the Statement of Earnings as "Plant closure and relocation costs".

     Concurrent with the Ripon acquisition in fiscal 2000 (see Note 2), the Company recorded a reserve of approximately $1.7 in the Ripon opening balance sheet related to the severance of 46 administrative employees at Ripon. Recording this reserve had no effect on the Company's earnings, but resulted in a corresponding increase in goodwill. Approximately $.2 of this reserve remained as of September 30, 2000 and was paid during fiscal year 2001.

     On January 23, 2001, the Company announced its plan to close the San Jose, CA plant of its Dressings, Syrups, Jellies & Sauces segment and move production to its other facilities. This process was essentially complete by the end of fiscal 2001. The Company recorded $1.6 of the costs associated with this closure as a liability assumed during the purchase of The Red Wing Company (see Note 2), including $1.0 related to termination benefits for 64 production employees and 17 administrative employees. In addition to the amounts recorded in purchase accounting, costs totaling $.7 were expensed during 2001 and are included on the Statement of Earnings as "Plant closure and relocation costs".

     These costs and reserves are summarized in the following table.

                                                            FISCAL 2000                       FISCAL 2001
                                                  --------------------------------  --------------------------------
                                                  AMOUNTS     AMOUNTS    ENDING     AMOUNTS     AMOUNTS    ENDING
                                                   ADDED     UTILIZED    RESERVE     ADDED     UTILIZED    RESERVE
                                                  ---------  ---------- ----------  ---------  ---------- ----------
Baltimore severance costs                          $1.9       $  --        $1.9       $ --       $(1.9)       $ --
Baltimore asset write-down                           .6          --          .6         --         (.6)         --
Other Baltimore closure and relocation costs         --          --          --        1.9        (1.9)         --
Ripon severance costs                               1.7        (1.5)         .2         --         (.2)         --
San Jose severance costs                             --          --          --        1.0         (.8)         .2
Other San Jose closure and relocation costs          --          --          --        1.3         (.9)         .4
                                                   ----       -----        ----       ----       -----        ----
                                                   $4.2       $(1.5)       $2.7       $4.2       $(6.3)       $ .6
                                                   ====       =====        ====       ====       =====        ====

NOTE 4 -- MERGER TERMINATION FEE

     Agribrands International, Inc. terminated a merger agreement with Ralcorp on December 1, 2000. In accordance with the agreement, Ralcorp received a payment of $5.0 as a termination fee, which was recorded in the first quarter of fiscal 2001 net of related expenses. The after-tax effect of this nonrecurring income item was $2.6, or $.09 per diluted share.

NOTE 5 -- INCOME TAXES

     The provision for income taxes consisted of the following:

                                                           2001           2000          1999
                                                         -------        -------       -------
Current:
     Federal                                             $  16.7        $  11.7       $  10.3
     State                                                   1.2             .9            .9
                                                         -------        -------       -------
                                                            17.9           12.6          11.2
                                                         -------        -------       -------
Deferred:
     Federal                                                 4.4            5.8           8.6
     State                                                   (.2)           1.2            .3
                                                         -------        -------       -------
                                                             4.2            7.0           8.9
                                                         -------        -------       -------
Income taxes                                                22.1           19.6          20.1
Deferred income taxes on equity earnings (federal)           2.1            1.8           1.8
                                                         -------        -------       -------
Total provision for income taxes                         $  24.2        $  21.4       $  21.9
                                                         =======        =======       =======



     A reconciliation of income taxes with amounts computed at the statutory federal rate follows:

                                                       2001           2000           1999
                                                     -------        -------        -------
Computed tax at federal statutory rate (35%)         $  22.4        $  20.4        $  24.6
State income taxes, net of federal tax benefit            .7             .8            2.1
Non-deductible goodwill amortization                     1.2             .9             .3
Other, net                                               (.1)           (.2)           (.2)
                                                     -------        -------        -------
                                                     $  24.2        $  21.9        $  26.8
                                                     =======        =======        =======

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets (liabilities) at September 30 were as follows:

                                                    2001                                 2000
                                    -----------------------------------    ----------------------------------
                                     ASSETS     LIABILITIES      NET         ASSETS   LIABILITIES     NET
                                    ---------   -----------  ----------    ---------  -----------  ----------
Current:
     Accrued liabilities              $ 2.3        $  --        $ 2.3        $ 3.7        $  --        $ 3.7
     Inventories                         .9           --           .9          2.4           --          2.4
     Other items                         .5           --           .5           .6           --           .6
                                      -----       ------       ------        -----       ------       ------
                                        3.7           --          3.7          6.7           --          6.7
                                      -----       ------       ------        -----       ------       ------
Noncurrent:
     Equity investment in Vail           --        (22.0)       (22.0)          --        (19.9)       (19.9)
     Property basis differences          --        (31.5)       (31.5)          --        (28.3)       (28.3)
     Postretirement benefits            5.3           --          5.3          5.3           --          5.3
     Deferred compensation              4.2           --          4.2          3.5           --          3.5
     Insurance reserves                 3.3           --          3.3          2.6           --          2.6
     Intangible assets                   --         (1.4)        (1.4)          --          (.9)         (.9)
     Pension                            1.8           --          1.8           .6           --           .6
     Other items                         .4           --           .4           .5           --           .5
                                      -----       ------       ------        -----       ------       ------
                                       15.0        (54.9)       (39.9)        12.5        (49.1)       (36.6)
                                      -----       ------       ------        -----       ------       ------
Total deferred taxes                  $18.7       $(54.9)      $(36.2)       $19.2       $(49.1)      $(29.9)
                                      =====       ======       ======        =====       ======       ======

NOTE 6 -- EQUITY INVESTMENT IN VAIL RESORTS, INC.

     On January 3, 1997, the Company sold its ski resorts holdings (Resort Operations) to Vail Resorts, Inc. (Vail) in exchange for 7,554,406 shares of Vail common stock (NYSE:MTN). At the date of the exchange, the Company's equity interest in the underlying net assets of Vail exceeded the net book value of the net assets contributed by the Company to Vail by $37.5. This excess is being amortized ratably to the investment in Vail over 20 years. The unamortized excess was $28.6 and $30.5 as of September 30, 2001 and 2000, respectively. The amount of retained earnings that represents undistributed earnings of Vail was $15.4 and $11.5 as of September 30, 2001 and 2000, respectively.

     The following table summarizes information about the Company's equity investment in Vail at September 30:

                                              2001              2000
                                           ----------        ----------
Ownership percentage                            21.5%             21.8%
Carrying value                                $ 81.9            $ 75.9
Market value                                   105.0             149.2

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

     Vail's fiscal year ends July 31. Therefore, the Company reports equity earnings on a two-month time lag. Vail's summarized financial information follows.

                                                   YEAR ENDED     YEAR ENDED      YEAR ENDED
                                                  JULY 31, 2001  JULY 31, 2000   JULY 31, 1999
                                                  -------------  -------------   -------------
Net revenues                                        $  559.3       $  553.1         $  475.7
Total operating expenses                               495.9          491.8            433.3
                                                    --------       --------         --------
Income from operations                              $   63.4       $   61.3         $   42.4
                                                    ========       ========         ========
Net income                                          $   18.7       $   15.3         $   12.8
                                                    ========       ========         ========


                                                JULY 31, 2001   JULY 31, 2000
                                                -------------   -------------
Current assets                                      $   99.5       $  100.3
Noncurrent assets                                    1,081.5        1,027.5
                                                    --------       --------
   Total assets                                     $1,181.0       $1,127.8
                                                    ========       ========
Current liabilities                                 $  124.2       $  110.2
Noncurrent liabilities                                 516.5          516.4
Minority interest                                       21.1            7.4
Stockholders' equity                                   519.2          493.8
                                                    --------       --------
   Total liabilities and stockholders' equity       $1,181.0       $1,127.8
                                                    ========       ========

NOTE 7 -- EARNINGS PER SHARE

     Options to purchase shares of common stock which were outstanding at September 30 and could potentially dilute basic earnings per share in the future but which were not included in the computation of diluted earnings per share for the year then ended because to do so would have been antidilutive for the period were 22,500, 844,500, and 450,500 for fiscal 2001, 2000, and 1999, respectively.
Likewise, approximately 125,000 share equivalents were outstanding under a deferred compensation plan at September 30, 2001 but were not dilutive. See Note 17 for more information about outstanding options and deferred compensation plans.

NOTE 8 -- SUPPLEMENTAL EARNINGS STATEMENT AND CASH FLOW INFORMATION

                                            2001         2000         1999
                                           --------    ---------    ---------
Repair and maintenance expenses              $36.7        $27.0        $19.8
Advertising and promotion expenses             8.2          8.1          8.6
Research and development expenses              4.4          4.0          4.2
Interest paid                                 16.4          8.3          1.6
Income taxes paid, net of refunds             13.6         12.6         17.1

NOTE 9 -- SUPPLEMENTAL BALANCE SHEET INFORMATION

                                                SEPTEMBER 30,
                                           ----------------------
                                             2001           2000
                                           -------        -------
RECEIVABLES
     Trade                                 $    --        $  94.9
     Other                                     9.0            9.1
                                           -------        -------
                                               9.0          104.0
     Allowance for doubtful accounts            --           (1.6)
                                           -------        -------
                                           $   9.0        $ 102.4
                                           =======        =======
INVENTORIES
     Raw materials and supplies            $  63.6        $  57.8
     Finished products                       100.5           92.3
                                           -------        -------
                                           $ 164.1        $ 150.1
                                           =======        =======
INTANGIBLE ASSETS
     Goodwill                              $ 228.0        $ 184.5
     Other intangible assets                  21.4           21.3
                                           -------        -------
                                             249.4          205.8
     Accumulated amortization                (31.8)         (19.7)
                                           -------        -------
                                           $ 217.6        $ 186.1
                                           =======        =======
PROPERTY
     Land                                  $  11.3        $  10.0
     Buildings                                88.6           81.7
     Machinery and equipment                 335.2          312.2
     Construction in progress                 15.1            7.7
                                           -------        -------
                                             450.2          411.6
     Accumulated depreciation               (162.8)        (139.7)
                                           -------        -------
                                           $ 287.4        $ 271.9
                                           =======        =======
OTHER CURRENT LIABILITIES
     Compensation                          $  11.3        $   9.7
     Advertising and promotion                12.8           12.3
     Other items                              14.9           17.4
                                           -------        -------

                                           $  39.0        $  39.4
                                           =======        =======


NOTE 10 -- SALE OF RECEIVABLES

     On September 24, 2001, the Company entered into a three-year agreement to sell, on an ongoing basis, all of its trade accounts receivable to a wholly owned, bankruptcy-remote subsidiary called Ralcorp Receivables Corporation
(RRC). RRC funds its purchases of Ralcorp trade receivables by selling up to $66 million of ownership interests in such receivables to a bank commercial paper conduit. The bank conduit funds its purchases by issuing commercial paper to investors. Ralcorp continues to service the receivables as agent for RRC and the bank conduit. RRC is a qualifying special purpose entity under FAS 140 and the sale of Ralcorp receivables to RRC is considered a true sale for accounting, tax and legal purposes. Therefore, the trade receivables sold and the related commercial paper borrowings are not recorded on Ralcorp's consolidated balance sheet. However, the Company's consolidated balance sheet does reflect an investment in RRC that in substance represents a subordinated retained interest in the trade receivables sold. As of September 30, 2001, the outstanding balance of receivables (net of an allowance for doubtful accounts) sold to RRC was $102.0 and proceeds received were $61.0, resulting in a retained interest of $41.0. No material gain or loss resulted from these transactions, while the proceeds were used to reduce Ralcorp's long-term debt.

NOTE 11 -- ALLOWANCE FOR DOUBTFUL ACCOUNTS

                                                  2001        2000        1999
                                                -------     -------     -------
Balance, beginning of year                      $   1.6     $   2.1     $   1.2
Provision charged to expense (income)                .4         (.1)         .8
Write-offs, less recoveries                         (.3)        (.7)        (.3)
Acquisitions                                         .2          .3          .4
Transfers to Ralcorp Receivables Corporation       (1.9)         --          --
                                                -------     -------     -------
Balance, end of year                            $    --     $   1.6     $   2.1
                                                =======     =======     =======

NOTE 12 -- DERIVATIVES AND OTHER FINANCIAL INSTRUMENTS

FAIR VALUES

     The carrying amounts reported on the Consolidated Balance Sheet for cash and cash equivalents, receivables and accounts payable approximate fair value because of the short maturities of these financial instruments. The estimated fair value of the Company's long-term debt (see Note 13) approximates book value since the interest rates on nearly all of the outstanding borrowings are adjusted frequently.

CONCENTRATION OF CREDIT RISK

     The Company's primary concentration of credit risk is related to certain trade accounts receivable due from several highly leveraged or "at risk" customers. At September 30, 2001 and 2000, the amount of such receivables was immaterial. Consideration was given to the financial position of these customers when determining the fair value of the Company's subordinated retained interest in accounts receivable (see Note 10).

HEDGING ACTIVITIES

     On October 1, 2000, the Company implemented, on a prospective basis, Statement of Financial Accounting Standards (FAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by FAS 137 and FAS 138 (collectively, the "Statement"). This Statement requires all derivatives to be recognized in the balance sheet at fair value, with changes in that fair value to be recorded in current earnings or deferred in other comprehensive income, depending on whether the derivative instrument qualifies as a hedge and, if so, the nature of the hedging activity. The Company's transition adjustment upon adoption of the Statement was immaterial. In the ordinary course of business, the Company is exposed to commodity price risks relating to the acquisition of raw materials and supplies and interest rate risks relating to debt. Authorized individuals within the Company may utilize derivative financial instruments, including (but not limited to) futures contracts, option contracts, forward contracts and swaps, to manage certain of these exposures by hedging when it is practical to do so. The terms of these instruments generally do not exceed twelve months. The Company is not permitted to engage in speculative or leveraged transactions and will not hold or issue financial instruments for trading purposes. Hedge accounting is only applied when the derivative is deemed to be highly effective at offsetting changes in fair values or anticipated cash flows of the hedged item or transaction. Earnings impacts for all designated hedges are recorded in the

Consolidated Statement of Earnings generally on the same line item as the gain or loss on the item being hedged. For a fair value hedge of a recognized asset or liability or unrecognized firm commitment, the entire change in fair value of the derivative is recorded in earnings as incurred. For a cash flow hedge of an anticipated transaction, the ineffective portion of the change in fair value of the derivative is recorded in earnings as incurred, whereas the effective portion is deferred in accumulated other comprehensive income in the Consolidated Balance Sheet until the transaction is realized, at which time any deferred hedging gains or losses are recorded in earnings. During fiscal 2001, hedging activities were immaterial, consisting only of cash flow hedges on ingredient purchases. The contractual amounts of the related derivatives totaled $15.5 and $3.5 at September 30, 2001 and 2000, respectively, while the corresponding fair values were not significant.

NOTE 13 -- LONG-TERM DEBT

     Long-term debt consisted of the following at September 30:

                                                        2001                      2000
                                               ----------------------    -----------------------
                                                 BALANCE    INTEREST        BALANCE    INTEREST
                                               OUTSTANDING    RATE        OUTSTANDING    RATE
                                               -----------  ---------    ------------  ---------
Credit Agreement A                                $  40.0     3.531%        $ 125.0      7.375%
Credit Agreement B                                  160.0     4.611%          100.0      7.625%
Uncommited credit arrangements                       16.9     4.108%           33.3      7.474%
Industrial Development Revenue Bond                   5.6     2.280%            5.6      5.575%
Other                                                  .6   Various              .5    Various
                                               ----------                ----------
                                                  $ 223.1                   $ 264.4
                                               ==========                ==========

     On April 28, 1999, the Company entered into a $125 revolving credit agreement (Credit Agreement A) maturing April 28, 2002. As of September 30, 2001, interest was incurred on Credit Agreement A at the Company's choice of either (1) LIBOR plus 0.875% or (2) the maximum of the federal funds rate plus 0.50% or the prime rate. Credit Agreement A called for an unused commitment fee of 0.175%, payable quarterly in arrears, and contained certain representations, warranties, covenants and conditions customary to credit facilities of this nature. Credit Agreement A was fully repaid and terminated on October 16, 2001 (see Note 20).

     On July 10, 2000, the Company entered into a $200 revolving credit agreement (Credit Agreement B). On April 10, 2001, Credit Agreement B was converted into a $200 term loan maturing January 10, 2002. As of September 30, 2001, interest was incurred on this loan at the Company's choice of either (1) LIBOR plus 1.25% or (2) the maximum of the federal funds rate plus 0.50% or the prime rate. This loan was fully repaid on October 16, 2001 (see Note 20).

     The Company has entered into uncommitted credit arrangements with banks that totaled $50.5 as of September 30, 2001. Borrowings under these arrangements typically have terms of less than a week. The amounts outstanding under these arrangements at September 30, 2001 matured October 1, 2001.

     Credit Agreement A, Credit Agreement B, and the uncommitted credit arrangements mature less than one year from the balance sheet date. Based upon management's intent and ability to refinance these agreements on a long-term basis, they were classified as long-term (see Note 20).

     Through the acquisition of The Red Wing Company, Inc., the Company acquired an Industrial Development Revenue Bond (IRB) in the amount of $5.6, which bears interest at a variable rate and matures on April 1, 2005.

     As of September 30, 2001, $7.1 in letters of credit and surety bonds were outstanding with various financial institutions, principally related to self-insurance requirements, the IRB, and acquisition transactions.

NOTE 14 -- COMMITMENTS AND CONTINGENCIES

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

LEASE COMMITMENTS

     Future minimum rental payments (receipts) under noncancelable operating leases and subleases in effect as of September 30, 2001 were:

              2002    2003    2004    2005    2006    LATER    TOTAL
             ------  ------  ------  ------  ------  -------  -------
Leases       $ 5.2   $ 4.6   $ 4.0   $ 3.6   $ 1.3     $ .6   $ 19.3
Subleases       .6      .6      .6      .6      --       --      2.4

     Rent expense for all operating leases was $7.2, $4.2 and $4.9 (net of sublease income of $.6, $.4 and $.4) in fiscal 2001, 2000 and 1999, respectively.

OTHER CONTINGENCIES

     In connection with the sale of the Company's Resort Operations in 1997, Vail assumed the obligation to repay, when due, certain indebtedness of Resort Operations consisting of the following: Series 1990 Sports Facilities Refunding Revenue Bonds in the aggregate principal amount of $20.36, bearing interest at rates ranging from 7.2% to 7.875% and maturing in installments in 1998, 2006 and 2008; and Series 1991 Sports Facilities Refunding Revenue Bonds in the aggregate principal amount of $3, bearing interest at 7.125% for the portion maturing in 2002 and 7.375% for the portion maturing in 2010 (collectively, "Resort Operations Debt"). The Resort Operations Debt is guaranteed by Ralston Purina Company (Ralston). Pursuant to an Agreement and Plan of Reorganization signed when the Company was spun-off from Ralston in 1994, the Company agreed to indemnify Ralston for any liabilities associated with the guarantees. To facilitate the sale of the Company's branded cereal business to General Mills in 1997, General Mills acquired the legal entity originally obligated to so indemnify Ralston. Pursuant to the Reorganization Agreement with General Mills, however, the Company has agreed to indemnify General Mills for any liabilities it may incur with respect to indemnifying Ralston relating to aforementioned guarantees. Presently, management believes there is not a significant likelihood that Vail will default on its repayment obligations with respect to the Resort Operations Debt.

NOTE 15 -- PENSION AND OTHER POSTRETIREMENT BENEFITS

     The Company sponsors qualified and supplemental noncontributory defined benefit pension plans and other postretirement benefit plans for its employees. The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets over the two-year period ending September 30, 2001, and a statement of the funded status as of September 30 of both years.

                                                        PENSION BENEFITS                 OTHER BENEFITS
                                                     -----------------------         ----------------------
                                                       2001            2000            2001          2000
                                                     -------         -------         -------        -------
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year              $ 109.7         $  88.3         $  16.7        $  14.9
Service cost                                             4.0             2.9              .1             .1
Interest cost                                            8.3             6.7             1.3            1.1
Plan amendments                                           .1              --             (.2)            --
Actuarial loss                                           7.5             1.2             4.3            1.9
Acquisitions                                              --            15.7              --             --
Curtailment                                              (.4)            (.2)             --             --
Benefit payments                                        (5.0)           (4.9)           (1.6)          (1.3)
                                                     -------         -------         -------        -------
Benefit obligation at end of year                    $ 124.2         $ 109.7         $  20.6        $  16.7
                                                     -------         -------         -------        -------

CHANGE IN FAIR VALUE OF PLAN ASSETS
Fair value of plan assets at beginning of year       $ 137.1         $ 110.7         $    --        $    --
Actual return on plan assets                           (24.6)           13.3              --             --
Acquisitions                                              --            17.9              --             --
Employer contributions                                    .1              .1              --             --
Benefit payments                                        (5.0)           (4.9)             --             --
                                                     -------         -------         -------        -------
Fair value of plan assets at end of year             $ 107.6         $ 137.1         $    --        $    --
                                                     -------         -------         -------        -------

FUNDED STATUS                                        $ (16.6)        $  27.4         $ (20.6)       $ (16.7)
Unrecognized net actuarial loss (gain)                  14.5           (29.6)            5.9            1.6
Unrecognized prior service cost                           .3              .5             (.1)            .1
Unrecognized transition asset                            (.2)            (.3)             --             --
                                                     -------         -------         -------        -------
Net amount recognized                                $  (2.0)        $  (2.0)        $ (14.8)       $ (15.0)
                                                     =======         =======         =======        =======

AMOUNTS RECOGNIZED
Prepaid benefit cost                                 $    --         $   2.1         $    --        $    --
Accrued benefit liability                               (5.1)           (4.1)          (14.8)         (15.0)
Intangible asset                                          .1              --              --             --
Accumulated other comprehensive income                   3.0              --              --             --
                                                     -------         -------         -------        -------
Net amount recognized                                $  (2.0)        $  (2.0)        $ (14.8)       $ (15.0)
                                                     =======         =======         =======        =======

WEIGHTED-AVERAGE ASSUMPTIONS
AS OF SEPTEMBER 30
Discount rate                                           7.25%           7.75%           7.25%          7.75%
Rate of compensation increase                           5.25%           5.25%            N/A            N/A
Expected return on plan assets                          9.50%           9.50%            N/A            N/A

     For September 30, 2001 measurement purposes, the assumed annual rate of increase in the future per capita cost of covered health care benefits was 9% for 2002, declining gradually to an ultimate rate of 6% for 2008 and beyond. For September 30, 2000 measurement purposes, the assumed annual rate of increase in the future per capita cost of covered health care benefits was 8% for 2001, declining gradually to an ultimate rate of 6% for 2009. A 1% change in assumed health care cost trend rates would result in a corresponding change in the accumulated postretirement benefit obligation at September 30, 2001 of approximately $2.2 and in the total service and interest cost components for fiscal 2001 of approximately $.2.

     The following table provides the components of net periodic benefit cost for the plans.

                                                PENSION BENEFITS                            OTHER BENEFITS
                                     -------------------------------------        -----------------------------------
                                       2001           2000           1999           2001          2000          1999
                                     -------        -------        -------        -------       -------       -------
Service cost                         $   4.0        $   2.9        $   2.4        $    .1       $    .1       $    .1
Interest cost                            8.3            6.7            5.7            1.3           1.1           1.0
Expected return on plan assets         (11.6)          (9.2)          (7.8)            --            --            --
Amortization of:
     Net (gain) loss                     (.8)           (.2)            .1             --            --            --
     Prior service cost                   .3             .3             .3             --            --            .1
     Transition asset                    (.1)           (.1)           (.1)            --            --            --
                                     -------        -------        -------        -------       -------       -------
Net periodic benefit cost            $    .1        $    .4        $    .6        $   1.4       $   1.2       $   1.2
                                     =======        =======        =======        =======       =======       =======

     In addition to the above plans, the Company sponsors defined contribution [401(k)] plans under which the Company makes matching contributions. The costs of these plans were $2.7, $2.2, and $1.5 for the years ended September 30, 2001, 2000, and 1999, respectively. The Company contributed $1.1 and $.2 to multiemployer pension plans in fiscal 2001 and 2000.

NOTE 16 -- SHAREHOLDERS' EQUITY

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

     At September 30, 2001, 2,747,959 shares of the Company's common stock were reserved under various employee incentive compensation and benefit plans.

     The Company has not issued any shares of preferred stock. The terms of any series of preferred stock (including but not limited to the dividend rate, voting rights, convertibility into other Company securities and redemption) may be set by the Company's Board of Directors.

NOTE 17 -- STOCK-BASED COMPENSATION PLANS

     During fiscal 1997, the Board of Directors adopted the Incentive Stock Plan
(Plan), which reserves shares to be used for various stock-based compensation awards. The Plan provides that eligible employees may receive stock option awards and other stock awards payable in whole or part by the issuance of stock. At September 30, 2001, 635,137 shares were available for future awards under the Plan.

STOCK OPTIONS

     Changes in incentive and nonqualified stock options outstanding are summarized in the following table.

                                                 2001                         2000                         1999
                                      -------------------------    --------------------------   --------------------------
                                                      WEIGHTED                     WEIGHTED                      WEIGHTED
                                         SHARES       AVERAGE         SHARES        AVERAGE        SHARES        AVERAGE
                                          UNDER       EXERCISE         UNDER       EXERCISE         UNDER        EXERCISE
                                         OPTION        PRICE          OPTION         PRICE         OPTION         PRICE
                                      --------------  ---------    --------------  ----------   --------------   ---------
Outstanding, beginning of year            1,597,500     $14.09         1,687,500     $ 14.05        1,250,500      $12.89
Granted                                     523,000      18.35                --          --          455,500       17.18
Exercised                                   (53,000)     12.00           (31,000)      12.00          (16,000)      12.00
Forfeited or expired                        (29,500)     15.09           (59,000)      14.25           (2,500)      14.63
                                      --------------               --------------               --------------
Outstanding, end of year                  2,038,000      15.22         1,597,500       14.09        1,687,500       14.05
                                      ==============               ==============               ==============
Exercisable, end of year                    125,750      14.22            26,000       12.61           31,000       12.00
                                      ==============               ==============               ==============

     Generally, options are exercisable beginning from three to nine years after date of grant and have a maximum term of ten years. For options outstanding at September 30, 2001, the weighted average remaining contractual life was 7.3 years and the range of exercise prices was $12.00 to $19.30. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions and fair values for options granted each year were as follows:

                                         2001       2000        1999
                                       ---------  ----------  ---------
Expected stock price volatility         39.03%       n/a       41.35%
Risk-free interest rate                  4.97%       n/a        5.70%
Expected option life                     6.93 yrs    n/a        7.24 yrs
Fair value (per share)                 $ 9.12        n/a      $ 9.29

     The Company accounts for stock-based compensation using the intrinsic value method. Accordingly, no compensation expense has been recognized for the stock options granted since the exercise price was equal to the fair market value of the shares at the grant date. If the Company had accounted for the Plan using the fair value method, which requires recognition of compensation cost ratably over the vesting period of the options, net earnings and earnings per share would have been reduced to the pro forma amounts indicated below.

                                         2001       2000       1999
                                       ---------  ---------  ---------
Net earnings                            $ 38.2     $ 34.6     $ 35.4
Basic earnings per share                $ 1.28     $ 1.15     $ 1.14
Diluted earnings per share              $ 1.27     $ 1.13     $ 1.12

DEFERRED COMPENSATION

     The Incentive Stock Plan provides for deferred compensation plans for non-management directors and key employees, as well as an Executive Savings Investment Plan.

     Under the Deferred Compensation Plan for Non-Management Directors, any non-management director may elect to defer, within certain limitations, their retainer and fees until retirement or other termination of their directorship. Deferrals may be made in Ralcorp common stock equivalents (Equity Option) or in cash under a number of funds operated by The Vanguard Group Inc. with a variety of investment strategies and objectives (Vanguard Funds). Deferrals in the Equity Option receive a 33 1/3% Company matching contribution that is fully vested.

     Under the Deferred Compensation Plan for Key Employees, eligible employees may elect to defer payment of all or a portion of their bonus until some later date. Deferrals may be made in the Equity Option or in the Vanguard Funds.

     The Executive Savings Investment Plan allows eligible employees to defer up to 15% of their compensation once they have reached the legislated maximum annual pre-tax contribution to the Company's Savings Investment Plan [401(k)] or their compensation exceeds the legislated maximum compensation that can be recognized under that plan. A portion of the deferrals under this plan receives a Company matching contribution that vests at a rate of 25% for each year of Company service.

     Matching contributions related to these three deferred compensation plans resulted in additional compensation expense of approximately $.1, $.2 and $.3 for fiscal 2001, 2000 and 1999. Market adjustments to the liability and investment related to these plans resulted in pretax expense of $1.9 for fiscal 2001, pretax income of $.9 for fiscal 2000, and pretax expense of $.9 for fiscal 1999.

NOTE 18 -- SEGMENT INFORMATION

     The Company's operating segments offer different products and services and are managed separately. These operating segments have been aggregated to present the Company's reportable segments - Cereals, Crackers & Cookies; Snack Nuts & Candy; and Dressings, Syrups, Jellies & Sauces. The Company evaluates segment performance based on profit or loss from operations before income taxes, interest, plant closure and relocation costs and unallocated corporate expenses.

     The accounting policies of the segments are the same as those described in
Note 1. The Company's revenues were primarily generated by sales within the United States; foreign sales were immaterial. There were no intersegment revenues and no single customer accounted for 10% or more of sales.

     The table below presents information about reportable segments as of and for the years ended September 30. Note that "Additions to property and intangibles" excludes additions through business acquisitions (see Note 2).

                                                                2001            2000           1999
                                                              --------        --------       --------
NET SALES
     Cereals                                                  $  310.6        $  296.2       $  308.1
     Crackers & Cookies                                          264.6           248.3          186.6
     Snack Nuts & Candy                                          182.3           176.7          128.7
     Dressings, Syrups, Jellies & Sauces                         420.5           125.8           42.8
                                                              --------        --------       --------
       Total                                                  $1,178.0        $  847.0       $  666.2
                                                              ========        ========       ========
SEGMENT OPERATING PROFIT
     Cereals, Crackers & Cookies                              $   58.4        $   57.5       $   53.8
     Snack Nuts & Candy                                           15.9             9.7            8.2
     Dressings, Syrups, Jellies & Sauces                           7.6             3.5            1.7
                                                              --------        --------       --------
       Total segment operating profit                             81.9            70.7           63.7
     Interest expense, net                                       (15.9)           (8.8)          (1.4)
     Plant closure and relocation costs                           (2.6)           (2.5)            --
     Merger termination fee, net of related expenses               4.2              --             --
     Unallocated corporate expenses                               (9.5)           (6.8)          (8.7)
                                                              --------        --------       --------
       Earnings before income taxes and equity earnings       $   58.1        $   52.6       $   53.6
                                                              ========        ========       ========
ADDITIONS TO PROPERTY AND INTANGIBLES
     Cereals, Crackers & Cookies                              $   14.2        $   17.5       $   17.8
     Snack Nuts & Candy                                            1.1             4.4            1.5
     Dressings, Syrups, Jellies & Sauces                          14.9             2.0            1.2
     Corporate                                                     5.5              .2             --
                                                              --------        --------       --------
       Total                                                  $   35.7        $   24.1       $   20.5
                                                              ========        ========       ========
DEPRECIATION AND AMORTIZATION
     Cereals, Crackers & Cookies                              $   25.5        $   25.1       $   19.0
     Snack Nuts & Candy                                            4.6             4.9            2.6
     Dressings, Syrups, Jellies & Sauces                          11.0             3.8            1.0
     Corporate                                                      .5              .5             .5
                                                              --------        --------       --------
       Total                                                  $   41.6        $   34.3       $   23.1
                                                              ========        ========       ========
ASSETS, END OF YEAR
     Cereals, Crackers & Cookies                              $  295.2        $  348.1       $  272.2
     Snack Nuts & Candy                                          104.0           132.0           87.1
     Dressings, Syrups, Jellies & Sauces                         273.8           225.8           41.7
     Corporate                                                    22.0            22.9           12.1
     Investment in Ralcorp Receivables Corporation                41.0              --             --
     Investment in Vail Resorts, Inc.                             81.9            75.9           70.7
                                                              --------        --------       --------
       Total                                                  $  817.9        $  804.7       $  483.8
                                                              ========        ========       ========


NOTE 19 -- QUARTERLY FINANCIAL DATA (UNAUDITED)

     The results for any single quarter are not necessarily indicative of the Company's results for any other quarter or the full year. Due to the Company's equity interest in Vail (see Note 6), which typically yields more than the entire year's equity income during the Company's second and third fiscal quarters, net earnings of the Company are seasonal. In addition certain aspects of the Company's operations, especially in the Snack Nuts & Candy segment, are somewhat seasonal with a higher percentage of sales and operating profits expected to be recorded in the first and fourth fiscal quarters. The quarterly net sales and gross profit amounts presented below reflect the reclassifications required by EITF 00-10, 00-14, and 00-25 discussed in Note 1.

                                            FIRST       SECOND       THIRD       FOURTH       TOTAL
                                           QUARTER      QUARTER     QUARTER      QUARTER       YEAR
                                          ----------   ----------  ----------   ----------  -----------
FISCAL 2001
Net sales                                    $287.4       $286.8      $289.9       $313.9    $ 1,178.0
Gross profit                                   55.0         52.9        56.4         61.3        225.6
Net earnings                                    8.7          7.7        14.4          9.1         39.9
Diluted earnings per share                      .29          .26         .48          .30         1.33
Market price per share - high                 16.50        18.90       18.74        20.85        20.85
Market price per share - low                  13.63        15.06       15.81        17.00        13.63

FISCAL 2000
Net sales                                    $213.7       $181.9      $180.5       $270.9      $ 847.0
Gross profit                                   45.5         38.6        37.5         53.4        175.0
Net earnings                                    7.6         10.6        12.9          5.3         36.4
Diluted earnings per share                      .24          .34         .43          .18         1.19
Market price per share - high                 20.75        19.88       15.50        14.38        20.75
Market price per share - low                  17.13        14.44       11.50        12.31        11.50


NOTE 20 -- SUBSEQUENT EVENTS

     On October 16, 2001, the Company entered into a $275 revolving credit agreement. Borrowings under the credit agreement incur interest at the Company's choice of either (1) LIBOR plus the applicable margin rate (currently 1.00%) or
(2) the maximum of the federal funds rate plus 0.50% or the prime rate. Such borrowings are unsecured and mature on October 16, 2004 unless such date is extended. The credit agreement calls for an unused fee of 0.225%, payable quarterly in arrears, and contains certain representations, warranties, covenants and conditions customary to credit facilities of this nature. Also on October 16, 2001, Credit Agreement A and Credit Agreement B were terminated and the total amount available under uncommitted credit arrangements was reduced to $35 (see Note 13).

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

         -Report of Independent Accountants
         -Consolidated Statement of Earnings for years ended September 30, 2001,
          2000 and 1999
         -Consolidated Balance Sheet at September 30, 2001 and 2000 -Consolidated Statement of Cash Flows for years ended September 30,
          2001, 2000 and 1999
         -Consolidated Statement of Shareholders' Equity for the three years ended September 30, 2001
         -Notes to Consolidated Financial Statements

     2. Financial Statement Schedules. None. Schedules not included have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto. Financial statements of the Registrant's 50% or less owned companies have been omitted because, in the aggregate, they are not significant.

     3. Exhibits. See the Exhibit Index that appears at the end of this document and which is incorporated herein. Exhibits 10.14 to 10.36 are management compensation plans or arrangements.

(b) Reports on Form 8-K. The Company filed the following reports on Form 8-K during the last quarter of the fiscal year:

         Form 8-K filed July 31, 2001 relating to a press release dated July 31, 2001 announcing earnings for the third quarter and nine months ended June 30, 2001.

         Form 8-K filed September 27, 2001 relating to a press release dated September 27, 2001 announcing two new corporate officers.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Ralcorp Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      RALCORP HOLDINGS, INC.

                                      By:  /s/   JOE R. MICHELETTO
                                           -------------------------------------
                                                 Joe R. Micheletto
                                                 Chief Executive Officer
                                                 and President

                                      December 19, 2001

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

                 SIGNATURE                                     TITLE                                DATE
                 ---------                                     -----                                ----
             /s/  JOE R. MICHELETTO           Chief Executive Officer, President             December 19, 2001
      -------------------------------------   and Director (Principal Executive
                  Joe R. Micheletto           Officer and Principal Financial Officer)


            /s/  THOMAS G. GRANNEMAN          Corporate Vice President and                   December 19, 2001
      -------------------------------------   Controller (Principal Accounting
                 Thomas G. Granneman          Officer)


               /s/  DAVID R. BANKS            Director                                       December 19, 2001
      -------------------------------------
                    David R. Banks

              /s/  JACK W. GOODALL            Director                                       December 19, 2001
      -------------------------------------
                   Jack W. Goodall

             /s/  M. DARRELL INGRAM           Director                                       December 19, 2001
      -------------------------------------
                  M. Darrell Ingram

              /s/  DAVID W. KEMPER            Director                                       December 19, 2001
      -------------------------------------
                   David W. Kemper

              /s/  RICHARD A. LIDDY           Director                                       December 19, 2001
      -------------------------------------
                   Richard A. Liddy

             /s/  WILLIAM P. STIRITZ          Director                                       December 19, 2001
      -------------------------------------
                  William P. Stiritz


                                  EXHIBIT INDEX

EXHIBIT
NUMBER                                                 DESCRIPTION OF EXHIBIT
------                                                 ----------------------
   *2.1     Stock Purchase Agreement between Tomkins Overseas Holdings S.A. and RH Financial Corporation dated as of June 16, 2000
            (Filed as Exhibit 2.1(a) to the Company's Current Report on Form 8-K filed on July 14, 2000).

   *2.2     Amendment No. 1 to Agreement between Tomkins Overseas Holdings S.A. and RH Financial Corporation dated as of June 16,
            2000 (Filed as Exhibit 2.1(b) to the Company's Current Report on Form 8-K filed on July 14, 2000).

   *2.3     Amendment No. 2 to Agreement between Tomkins Overseas Holdings S.A. and RH Financial Corporation dated as of June 16,
            2000 (Filed as Exhibit 2.1(c) to the Company's Current Report on Form 8-K filed on July 14, 2000).

   *2.4     Agreement and Plan of Reorganization dated as of August 7, 2000 by and between Ralcorp Holdings, Inc. and Agribrands
            International, Inc. (Filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on August 7, 2000).

   *3.1     Restated Articles of Incorporation of Ralcorp Holdings, Inc. (Filed as Exhibit 3.1 to the Company's Form 10-Q for the
            period ending December, 31, 1996).

    3.2     Bylaws of Ralcorp Holdings, Inc.

   *4.1     Shareholder Protection Rights Agreement (Filed as Exhibit 4.1 to the Company's Registration Statement on Form 10 dated
            December 27, 1996).

   *4.2     First Amendment to Shareholder Rights Protection Plan (Filed as Exhibit 4 to the Company's Form 10-Q for the period ending June 30, 1997).

   10.1     $275,000,000 Credit Agreement among Ralcorp Holdings, Inc., the lenders named therein, and Bank One, N.A., as Agent, dated as of October 16, 2001.

  *10.2     Reorganization Agreement dated as of January 31, 1997 by and among Ralcorp Holdings, Inc. New Ralcorp Holdings, Inc.,
            Ralston Foods, Inc., Chex, Inc. and General Mills, Inc. (Filed as Exhibit 10.2 to the Company's Form 10-Q for the period ending December 31, 1997).

  *10.3     Tax Sharing Agreement dated as of January 31, 1997 between Ralcorp Holdings, Inc. and New Ralcorp Holdings, Inc. (Filed
            as Exhibit 10.5 to the Company's Form 10-Q for the period ending December 31, 1996).

   10.4     Receivables Purchase Agreement dated as of September 25, 2001 among Ralcorp Receivables Corporation, Ralcorp Holdings,
            Inc., Falcon Asset Securitization Corporation and Bank One, N.A.

  *10.5     Technology Agreement dated as of January 31, 1997 by and among Ralcorp Holdings, Inc., New Ralcorp Holdings, Inc. and
            Chex, Inc. (Filed as Exhibit 10.4 to the Company's Form 10-Q for the period ending December 31, 1996).

  *10.6     Trademark Agreement dated as of January 31, 1997 by and among Ralcorp Holdings, Inc., New Ralcorp Holdings, Inc. and
            Chex, Inc. (Filed as Exhibit 10.3 to the Company's Form 10-Q for the period ending December 31, 1996).

  *10.7     Agreement and Plan of Merger dated as of August 13, 1996 by and among Ralcorp Holdings, Inc., General Mills, Inc. and
            General Mills Missouri, Inc. (Filed as Exhibit 2.6 to the Company's Form 10-Q for the period ending December 31, 1996).

  *10.8     Stock Purchase Agreement by and among Vail resorts, Inc., Ralston Foods, Inc. and Ralston Resorts, Inc. dated July 22,
            1996 (Filed as Exhibit 10.10 to the Company's Registration Statement on Form 10, dated December 27, 1996).


EXHIBIT
NUMBER                                                 DESCRIPTION OF EXHIBIT
------                                                 ----------------------
    *10.9   Shareholder Agreement dated as of January 3, 1997 among Vail Resorts, Inc., Ralston Foods, Inc. and Apollo Ski Partners
            L.P. (Filed as Exhibit 10.9 to the Company's Form 10-Q for the period ending December 31, 1996).

   *10.10   First Amendment to Shareholder Agreement dated as of November 1, 1999 among Vail Resorts, Inc., Ralcorp Holdings, Inc.
            and Apollo Ski Partners LP. (Filed as Exhibit 10.9(a) to the Company's Form 10-K for the year ending September 30,
            2000.)

   *10.11   Amendment to Agreement and Plan of Merger dated October 26, 1996 by and among Ralcorp Holdings, Inc., General Mills,
            Inc. and General Mills Missouri, Inc. (filed as Exhibit 10.11 to the Company's Form 10-K for the period ending September
            30, 1997).

   *10.12   Second Amendment to Agreement and Plan of Merger dated January 29, 1997 by and among Ralcorp Holdings, Inc., General
            Mills, Inc., and General Mills Missouri, Inc. (Filed as Exhibit 10.7 to the Company's Form 10-Q for the period ending
            December 31, 1996).

   *10.13   Third Amendment to Agreement and Plan of Merger dated January 31, 1997 by and among Ralcorp Holdings, Inc., General
            Mills, Inc. and General Mills Missouri, Inc. (Filed as Exhibit 10.8 to the Company's Form 10-Q for the period ending
            December 31, 1996).

   *10.14   Incentive Stock Plan (Filed as Exhibit 10.01 to the Company's Registration Statement on Form 10 dated December 27,
            1997).

   *10.15   Form of 1997 Non-Qualified Stock Option Agreement (Filed as Exhibit 10.01 to Company's Form 10-Q for the period ending
            June 30, 1997).

   *10.16   Form of 1997 Non-Qualified Stock Option Agreement for Non-Management Directors (Filed as Exhibit 10.01 to Company's Form
            10-Q for the period ending June 30, 1997).

    10.17   Form of Amended and Restated Management Continuity Agreement for all Corporate Officers.

    10.18   Amended and Restated Management Continuity Agreement for J. R. Micheletto.

   *10.19   Summary of Terms for 1998 Non-Qualified Stock Options. (Filed as Exhibit 10.23 to the Company's Form 10-K for the year ending September 30, 1998).

   *10.20   Split Dollar Second to Die Life Insurance Arrangement (Filed as Exhibit 10.07 to the Company's Registration Statement on
            Form 10 dated December 27, 1996).

   *10.21   Change in Control Severance Compensation Plan (Filed as Exhibit 10.06 to the Company's Registration Statement on Form 10
            dated December 27, 1996).

   *10.22   Deferred Compensation Plan for Non-Management Directors (Filed as Exhibit 10.28 to the Company's Form 10-K for the year ending September 30, 2000).

   *10.23   Deferred Compensation Plan for Key Employees (Filed as Exhibit 10.29 to the Company's Form 10-K for the year ending
            September 30, 2000).

   *10.24   Executive Life Insurance Plan (Filed as Exhibit 10.10 to the Company's Registration statement on Form 10 Dated December
            27, 1996).

   *10.25   Executive Health Plan (Filed as Exhibit 10.11 to the Company's Registration Statement on Form 10 Dated December 27,
            1996).

   *10.26   Executive Long Term Disability Plan (Filed as Exhibit 10.12 to the Company's Registration Statement on Form 10 dated
            December 27, 1996).

   *10.27   Supplemental Retirement Plan (Filed as Exhibit 10.14 to the Company's Registration Statement on Form 10 dated December
            27, 1996).


EXHIBIT
NUMBER                                                 DESCRIPTION OF EXHIBIT
------                                                 ----------------------
   *10.28   Executive Savings Investment Plan (Filed as Exhibit 10.15 to the Company's Registration Statement on Form 10 dated
            December 27, 1996).

   *10.29   Form of Indemnification Agreement for all Non-Management Directors of the Company (Filed as Exhibit 10.35 to the
            Company's Form 10-K for the year ending September 30, 1999).

   *10.30   Form of Indemnification Agreement for all Management Directors of the Company (Filed as Exhibit 10.36 to the Company's
            Form 10-K for the year ending September 30, 1999).

   *10.31   Form of Indemnification Agreement for all Corporate Officers who are not Directors of the Company (Filed as Exhibit
            10.37 to the Company's Form 10-K for the year ending September 30, 1999).

   *10.32   Summary of Terms of 1999 Non-Qualified Stock Options (Filed as Exhibit 10.38 to the Company's Form 10-K for the year ending September 30, 1999).

    10.33   Summary of Terms of 2001 Non-Qualified Stock Option.

    10.34   Form of Non-Qualified Stock Option Agreement dated May 24, 2001 for each non-management Director.

    10.35   Form of Non-Qualified Stock Option Agreement dated September 27, 2001 for each non-management Director.

    10.36   Restricted Stock Award Agreement dated May 24, 2001 with William P. Stiritz.

    21      Subsidiaries of the Company.

    23(a)   Consent of PricewaterhouseCoopers LLP.

    23(b)   Consent of Arthur Andersen LLP.

   *24      Power of Attorney (Included in Part II).

    99.1    Opinion of Arthur Andersen LLP.

-----
* Incorporated by reference