Form 10-Q
period 2001-12-31
RALCORP HOLDINGS INC /MO
filed 2002-02-14
CIK 1029506

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark  One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2001.

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

           Common  Stock                     Outstanding Shares at
       par value $.01 per share                February 12 2001
                                                   29,933,230

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

Item  3.  Quantitative  and  Qualitative  Disclosures
          About  Market  Risk                                         12


PART  II.  OTHER  INFORMATION

Item  4.  Submission of Matters to a Vote of Security Holders         13

Item  6.  Exhibits  and  Reports on Form 8-K                          13







                                       (i)

                         PART  I.  FINANCIAL  INFORMATION

Item  1.  Financial  Statements.

                             RALCORP  HOLDINGS,  INC.
                       CONSOLIDATED  STATEMENT  OF  EARNINGS
                                  (Unaudited)
        (Dollars  in  millions  except  per  share  data,  shares  in thousands)

                                           Three Months Ended
                                              December 31,
                                           ------------------
                                             2001      2000
                                           --------  --------
Net  Sales                                 $ 325.1   $ 287.4
                                           --------  --------
Costs  and  Expenses
  Cost  of  products  sold                   259.2     232.4
  Selling,  general  and  administrative      39.2      35.8
  Interest  expense,  net                      1.9       4.6
  Plant closure and relocation costs             -        .5
  Merger  termination  fee,  net  of
   related  expenses                             -      (4.2)
                                           --------  --------
    Total  Costs  and  Expenses              300.3     269.1
                                           --------  --------
Earnings  before  Income  Taxes
 and  Equity  Earnings                        24.8      18.3
Income  Taxes                                  8.9       6.9
                                           --------  --------
Earnings  before  Equity  Earnings            15.9      11.4
Equity  in  Loss  of  Vail  Resorts,  Inc.,
 Net  of  Related  Deferred  Income  Taxes    (3.1)     (2.7)
                                           --------  --------
Net  Earnings                              $  12.8   $   8.7
                                           ========  ========

Basic  Earnings  per  Share                $  0.43   $  0.29
                                           ========  ========
Diluted  Earnings  per  Share              $  0.42   $  0.29
                                           ========  ========
Weighted  Average  Shares  for
 Basic  Earnings  per  Share                29,912    29,860
Dilutive  effect  of  stock  options           333       119
                                           --------  --------
Weighted  Average  Shares  for
 Diluted  Earnings  per  Share              30,245    29,979
                                           ========  ========

See  accompanying  Notes  to  Condensed  Consolidated  Financial  Statements.

                   RALCORP  HOLDINGS,  INC.
            CONDENSED  CONSOLIDATED  BALANCE  SHEET
                        (Unaudited)
                   (Dollars  in  millions)

                                             Dec. 31,    Sept. 30,
                                               2001        2001
                                             --------    --------
ASSETS
Current  Assets
  Cash  and  cash  equivalents               $   1.1     $   3.9
  Receivables,  net                              8.5         9.0
  Investment in Ralcorp Receivables Corp.       35.1        41.0
  Inventories                                  152.9       164.1
  Deferred  income  taxes                        3.4         3.7
  Other  current  assets                         4.2         3.0
                                             --------    --------
    Total  Current  Assets                     205.2       224.7

Investment  in  Vail  Resorts,  Inc.            77.1        81.9
Property,  Net                                 283.9       287.4
Goodwill                                       209.5       209.5
Other  Intangible  Assets,  Net                  7.2         8.1
Other  Assets                                    8.1         6.3
                                             --------    --------
    Total  Assets                            $ 791.0     $ 817.9
                                             ========    ========

LIABILITIES  AND  SHAREHOLDERS'  EQUITY
Current  Liabilities
  Accounts  payable                          $  54.2     $  86.2
  Other  current  liabilities                   48.5        39.0
                                             --------    --------
    Total  Current  Liabilities                102.7       125.2

Long-term  Debt                                204.0       223.1
Deferred  Income  Taxes                         38.4        39.9
Other  Liabilities                              42.7        40.3
                                             --------    --------
    Total  Liabilities                         387.8       428.5
                                             --------    --------
Shareholders'  Equity
  Common  stock                                   .3          .3
  Capital  in  excess  of  par  value          109.9       109.9
  Retained  earnings                           345.4       332.6
  Common  stock  in  treasury,  at  cost       (51.7)      (51.9)
  Accumulated  other  comprehensive  loss        (.7)       (1.5)
                                             --------    --------
    Total  Shareholders'  Equity               403.2       389.4
                                             --------    --------
    Total  Liabilities  and
     Shareholders'  Equity                   $ 791.0     $ 817.9
                                             ========    ========

See  accompanying  Notes  to  Condensed  Consolidated  Financial  Statements.

                           RALCORP  HOLDINGS,  INC.
               CONDENSED  CONSOLIDATED  STATEMENT  OF  CASH  FLOWS
                                (Unaudited)
                           (Dollars  in  millions)

                                                        Three Months Ended
                                                            December  31,
                                                        -------------------
                                                          2001       2000
                                                        --------   --------
Cash  Flows  from  Operating  Activities
  Net  earnings                                         $  12.8    $   8.7
  Adjustments  to  reconcile  net  earnings  to  net
    Cash  flow  provided  by  operating  activities:
     Depreciation  and  amortization                        8.2        9.8
     Equity  in  loss  of  Vail  Resorts,  Inc.             4.8        4.1
     Deferred  income  taxes                                (.8)      (1.4)
     Changes  in  operating assets and liabilities         (5.3)      13.1
                                                        --------   --------
    Net  cash  provided  by  operating  activities         19.7       34.3
                                                        --------   --------

Cash  Flows  from  Investing  Activities
  Business  acquisitions,  net  of  cash acquired             -         .6
  Additions  to  property  and  intangible assets          (5.2)      (5.2)
  Proceeds  from  sale  of  property                        1.6         .5
                                                        --------   --------
    Net  cash  used  by  investing activities              (3.6)      (4.1)
                                                        --------   --------

Cash  Flows  from  Financing  Activities
  Net  repayments  under  credit  arrangements            (19.1)     (29.8)
  Proceeds  from  exercise  of  stock  options               .2          -
                                                        --------   --------
    Net cash used by financing activities                 (18.9)     (29.8)
                                                        --------   --------

Net  (Decrease)  Increase  in  Cash  and
  Cash Equivalents                                         (2.8)        .4
Cash  and  Cash  Equivalents,  Beginning  of Period         3.9        4.1
                                                        --------   --------

Cash  and  Cash  Equivalents,  End  of Period           $   1.1    $   4.5
                                                        ========   ========

See  accompanying  Notes  to  Condensed  Consolidated  Financial  Statements.

                             RALCORP  HOLDINGS,  INC.
              NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
                               DECEMBER  31,  2001
                                  (Unaudited)
                             (Dollars  in  millions)

NOTE  1  -  PRESENTATION  OF  CONDENSED  FINANCIAL  STATEMENTS

The accompanying unaudited historical financial statements of the Company have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. Certain prior year amounts have been reclassified to conform with the current year's presentation. These statements should be read in connection with the financial statements and notes included in the Company's Annual Report to Shareholders for the year ended September 30, 2001.

NOTE  2  -  RECENTLY  ISSUED  ACCOUNTING  STANDARDS

During the fourth quarter of fiscal 2001, the Company implemented accounting reclassifications as a result of EITF 00-10, 00-14, and 00-25. These reclassifications had no impact on net earnings or earnings per share but did affect reported net sales, cost of products sold, and selling, general and administrative expenses. Both periods presented reflect these reclassifications.

On October 1, 2001, the Company adopted FAS 142, "Goodwill and Other Intangible Assets," which stops the amortization of goodwill and requires a goodwill impairment test at least annually. The first step of the Company's transitional goodwill impairment test, which will indicate whether or not a potential impairment exists, will be completed by the end of the second fiscal quarter. At both September 31 and December 31, 2001, the carrying amount of goodwill was as follows: Cereals, Crackers & Cookies - $56.0; Dressings, Syrups, Jellies & Sauces - $99.1; and Snack Nuts & Candy - $54.4. The following schedules show net earnings and earnings per share adjusted to exclude Ralcorp's goodwill amortization expense (net of tax effects) and to adjust Ralcorp's equity in the loss of Vail (net of tax effects) to exclude Vail's goodwill amortization expense.

                                        Three Months Ended
                                           December  31,
                                        ------------------
                                          2001      2000
                                         ------    ------
Reported net earnings                    $ 12.8    $  8.7
Add back:  Goodwill amortization              -       1.4
Adjust:  Equity in loss of Vail               -        .2
                                         ------    ------
Adjusted net earnings                    $ 12.8    $ 10.3
                                         ======    ======

Basic earnings per share:
  Reported net earnings                  $  .43    $  .29
  Add back:  Goodwill amortization            -       .05
  Adjust:  Equity in loss of Vail             -       .01
                                         ------    ------
Adjusted net earnings                    $  .43    $  .35
                                         ======    ======
Diluted earnings per share:
  Reported net earnings                  $  .42    $  .29
  Add back:  Goodwill amortization            -       .05
  Adjust:  Equity in loss of Vail             -       .01
                                         ------    ------
  Adjusted net earnings                  $  .42    $  .35
                                         ======    ======

NOTE  3  -  PLANT  CLOSURE  AND  RELOCATION  COSTS  AND  RESERVES

During fiscal 2001, the Company closed plants in Baltimore, MD and San Jose, CA, moving production to its other facilities. In the quarter ended December 31, 2000, costs related to the Baltimore closure totaling $.5 are included on the Statement of Earnings as "Plant closure and relocation costs."

Other  current  liabilities  include  reserves  as  follows:

                                               Sep. 30,   Amount   Dec. 31,
                                                 2001    Utilized    2001
                                               --------  --------  --------
San Jose severance costs                       $   .2    $   .1    $   .1
Other San Jose closure and relocation costs        .4        .4         -
                                               -------   -------   -------
                                               $   .6    $   .5    $   .1
                                               =======   =======   =======

NOTE  4  -  MERGER  TERMINATION  FEE

Agribrands International, Inc. terminated a merger agreement with Ralcorp on December 1, 2000. In accordance with the agreement, Ralcorp received a payment of $5.0 as a termination fee, which was recorded in the first quarter of fiscal 2001 net of related expenses. The after-tax effect of this nonrecurring income item was $2.6, or $.09 per diluted share.

NOTE  5  -  COMPREHENSIVE  INCOME

                                        Three Months Ended
                                           December  31,
                                        ------------------
                                          2001      2000
                                         ------    ------
Net  earnings                            $ 12.8    $  8.7
Other  comprehensive  income  -
 Deferred  gain  on  cash  flow
  hedging  instruments, net                  .8        .1
                                         ------    ------
Comprehensive  income                    $ 13.6    $  8.8
                                         ======    ======

NOTE  6  -  SALE  OF  RECEIVABLES

On September 23, 2001, the Company entered into a three-year agreement to sell, on an ongoing basis, all of its trade accounts receivable to a wholly owned, bankruptcy-remote subsidiary called Ralcorp Receivables Corporation (RRC), which in turn sells the receivables to a bank commercial paper conduit. RRC is a qualifying special purpose entity under FAS 140 and the sale of Ralcorp receivables to RRC is considered a true sale for accounting, tax and legal purposes. As of December 30, 2001, the outstanding balance of receivables (net of an allowance for doubtful accounts) sold to RRC was $96.1 and proceeds received were $61.0, resulting in a subordinated retained interest of $35.1 reflected on the Company's consolidated balance sheet as an "Investment in Ralcorp Receivables Corp." Discounts related to the sale of receivables totaled $.4 in the three months ended December 31, 2001 and are included on the statement of earnings in "Selling, general and administrative" expenses.

NOTE  7  -  INVENTORIES  consisted  of  the  following:

                                       Dec. 31,   Sep. 30,
                                         2001       2001
                                       ---------  ---------
Raw materials and supplies             $   63.3   $   63.6
Finished products                          89.6      100.5
                                       ---------  ---------
                                       $  152.9   $  164.1
                                       =========  =========

NOTE  8  -  PROPERTY,  NET  consisted  of  the  following:

                                       Dec. 31,   Sep. 30,
                                         2001       2001
                                       ---------  ---------
Property  at  cost                     $  453.5   $  450.2
Accumulated  depreciation                (169.6)    (162.8)
                                       ---------  ---------
                                       $  283.9   $  287.4
                                       =========  =========

NOTE  9  -  OTHER  INTANGIBLE  ASSETS,  NET  consisted  of  the  following:

                                       Dec. 31,   Sep. 30,
                                         2001       2001
                                       ---------  ---------
Software                               $   21.4   $   21.4
Accumulated  amortization                 (14.2)     (13.3)
                                       ---------  ---------
                                       $    7.2   $    8.1
                                       =========  =========

Amortization expense related to these assets was $.9 and $1.1 during the three months ended December 31, 2001 and 2000, respectively, with $3.5, $3.3, $1.2 and $.1 scheduled for the years ended September 30, 2002, 2003, 2004, and 2005, respectively.

NOTE  10  -  LONG-TERM  DEBT

On October 16, 2001, the Company entered into a $275 revolving credit agreement. Borrowings under the credit agreement incur interest at the Company's choice of either (1) LIBOR plus the applicable margin rate (currently 1.00%) or (2) the maximum of the federal funds rate plus 0.50% or the prime rate. Such borrowings are unsecured and mature on October 16, 2004 unless such date is extended. The credit agreement calls for an unused fee of 0.225%, payable quarterly in arrears, and contains certain representations, warranties, covenants and conditions customary to credit facilities of this nature. Also on October 16, 2001, the Company repaid and terminated its $125 revolving credit agreement (Credit Agreement A) and its term loan (Credit Agreement B), and the total amount available under uncommitted credit arrangements was reduced from $50.5 to $35.0. Outstanding long-term debt consisted of the following:

                                      December 31, 2001    September 30, 2001
                                      ------------------   ------------------
                                       Balance    Rate      Balance    Rate
                                      ---------  -------   ---------  -------
$275 Revolving Credit Agreement       $  190.0    2.987%   $      -     n/a
Credit  Agreement  A                         -     n/a         40.0    3.531%
Credit  Agreement  B                         -     n/a        160.0    4.611%
Uncommitted  credit  arrangements          7.8    2.450%       16.9    4.108%
Industrial Development Revenue Bond        5.6    1.560%        5.6    2.280%
Other                                       .6   Various         .6   Various
                                      ---------            ---------
                                      $  204.0             $  223.1
                                      =========            =========

NOTE  11  -  SEGMENT  INFORMATION

The  tables  below  present information about the Company's reportable segments:

                                        Three Months Ended
                                            December 31,
                                        -------------------
                                          2001       2000
                                        --------   --------
Net  Sales
  Cereals                               $  80.2    $  76.2
  Crackers  &  Cookies                     70.8       66.0
  Dressings, Syrups, Jellies & Sauces     112.4       84.8
  Snack  Nuts  &  Candy                    61.7       60.4
                                        --------   --------
    Total                               $ 325.1    $ 287.4
                                        ========   ========
Profit  Contribution
  Cereals,  Crackers  &  Cookies        $  19.0    $  16.2
  Dressings, Syrups, Jellies & Sauces       3.4         .3
  Snack  Nuts  &  Candy                     7.8        5.6
                                        --------   --------
    Total segment profit contribution      30.2       22.1
  Interest  expense,  net                  (1.9)      (4.6)
  Plant  closure  and  relocation  costs      -        (.5)
  Merger  termination  fee,  net  of
   related  expenses                          -        4.2
  Other unallocated corporate expenses     (3.5)      (2.9)
                                        --------   --------
    Earnings  before  income  taxes
      and  equity  earnings             $  24.8    $  18.3
                                        ========   ========

                                        Dec. 31,   Sep. 30,
                                          2001       2001
                                        --------   --------
Total  Assets
  Cereals,  Crackers  &  Cookies        $ 290.1    $ 295.2
  Dressings, Syrups, Jellies & Sauces     271.2      273.8
  Snack  Nuts  &  Candy                    96.1      104.0
  Investment  in  Ralcorp  Receivables
   Corporation                             35.1       41.0
  Investment  in  Vail  Resorts,  Inc.     77.1       81.9
  Other  unallocated  corporate  assets    21.4       22.0
                                        --------   --------
    Total                               $ 791.0    $ 817.9
                                        ========   ========

NOTE  12  -  SUBSEQUENT  EVENT

On January 30, 2002, the Company completed the purchase of Lofthouse Foods Incorporated, headquartered in Clearfield, Utah with plants in Clearfield and Ogden, Utah. Lofthouse is a producer of high quality cookies that are sold to the in-store bakeries of major U.S. grocers and mass merchandisers. The acquired business, with approximately $70 in annual sales, will be operated as part of the Cereals, Crackers and Cookies segment.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and capital resources of Ralcorp Holdings, Inc. (Company). This discussion should be read in conjunction with the financial statements under Item 1.

                                RESULTS OF OPERATIONS
CONSOLIDATED

     NET SALES Net sales grew from $287.4 million in the first quarter of fiscal 2001 to $325.1 million in the first quarter of fiscal 2002. A little more than half of the 13 percent increase was due to The Torbitt & Castleman Company, LLC acquisition on January 31, 2001, which contributes approximately $80 million of sales annually. Refer to the segment discussions below for specific factors affecting results.

     OPERATING EXPENSES For the three months ended December 31, 2001 and 2000, cost of products sold was 79.7% and 80.9% of net sales, respectively, while selling, general, and administrative expenses were 12.1% and 12.5% of net sales, respectively. These improvements are mainly attributable to certain favorable raw material costs, cost reduction programs, and the adoption of FAS 142, as noted in the segment discussions below.

     INTEREST EXPENSE, NET Interest expense was $1.9 million for the three months ended December 31, 2001, compared to $4.6 million in the first quarter of the prior year. One cause of this decrease was lower interest rates. For the first quarter of fiscal 2002, the weighted average interest rate on the Company's debt, practically all of which incurs interest at variable rates, was less than half of last year's first quarter average. Another reason for the decreased interest expense was lower debt levels in the current year. Despite additional borrowings to fund the Torbitt & Castleman acquisition in January 2001, Ralcorp reduced its outstanding debt from $234.6 million at December 31, 2000 to $204.0 million at December 31, 2001 with $61.0 million of proceeds from the sale of its trade accounts receivable and with operating cash flows. On September 24, 2001, the Company entered into a three-year agreement to sell its trade accounts receivable on an ongoing basis. Discounts related to this agreement totaled $.4 million in the first quarter of fiscal 2002 and are included on the Consolidated Statement of Earnings in selling, general and administrative expenses.

     PLANT CLOSURE AND RELOCATION COSTS During fiscal 2001, the Company closed plants in Baltimore, MD and San Jose, CA, moving production to its other facilities. For the quarter ended December 31, 2000, costs related to the Baltimore closure totaling $.5 are included on the Statement of Earnings as "Plant closure and relocation costs." No material plant closure charges have been incurred in fiscal 2002. For information about reserves relating to the San Jose closure, see Note 3 to the financial statements in Item 1 herein.

     MERGER TERMINATION FEE Earnings of the previous year's first quarter were favorably impacted when Agribrands International, Inc. terminated a merger agreement with Ralcorp on December 1, 2000. In accordance with the agreement, Ralcorp received a payment of $5.0 million as a termination fee, which was recorded in the first quarter of fiscal 2001 net of $.8 million of related expenses. The after-tax effect of this $4.2 million nonrecurring income item was $2.6 million, or $.09 per diluted share.

     INCOME TAXES Income tax provisions generally reflect statutory tax rates, adjusted by the effects of non-deductible goodwill amortization expense. The effective rate for fiscal 2002 is lower because the Company has not recorded goodwill amortization expense since its adoption of FAS 142 on October 1, 2001.

     EQUITY IN EARNINGS OF VAIL RESORTS, INC. Ralcorp continues to hold an approximate 21.5 percent equity ownership interest in Vail Resorts, Inc. Vail Resorts operates on a fiscal year ending July 31; therefore, Ralcorp reports its portion of Vail Resorts' operating results on a two-month time lag. Vail Resorts' operations are highly seasonal, typically yielding more than the entire year's equity income during the Company's second and third fiscal quarter. For the first quarter ended December 31, 2001, this investment resulted in a non-cash pre-tax loss of $4.8 million ($3.1 million after taxes), compared to a $4.1 million loss ($2.7 million after taxes) for last year's first quarter.

CEREALS,  CRACKERS  &  COOKIES

     First quarter net sales for the Cereals, Crackers & Cookies segment were up $8.8 million (6 percent) from last year, with the Ralston Foods cereal division and the Bremner cracker and cookie division reporting increases of $4.0 million and $4.8 million, respectively. Ralston Foods' ready-to-eat and hot cereal volume each improved 4 percent, outperforming overall category trends, through incremental sales to continuing customers driven by several recent product introductions and additional distribution of established items. In addition, net sales in the cereal division benefited from a favorable product mix. Bremner's cookie volumes for the quarter were 33 percent higher than last year's first quarter, boosted by sales to new customers. Cracker volumes were off 6 percent, primarily because of lower demand for saltines.

     The segment's first quarter profit improved $2.8 million (17 percent) as a result of the increased sales and a favorable product mix. In addition, last year's first quarter profit was reduced by $.6 million of goodwill amortization expense. Since the Company adopted FAS 142, "Goodwill and Other Intangible Assets," on October 1, 2001, no goodwill amortization expense has been recorded in fiscal 2002.

DRESSINGS,  SYRUPS,  JELLIES  &  SAUCES

     Net sales of the Company's Dressings, Syrups, Jellies & Sauces segment, also known as Carriage House, increased by $27.6 million, or nearly a third of last year's first quarter sales. This year's results include sales from The Torbitt & Castleman Company, LLC, acquired January 31, 2001, which are about $80 million annually. The addition of new customers and increased business with major continuing customers also contributed to the significant sales growth.

     The segment's first quarter profit also increased significantly from the prior year, improving from $.3 million to $3.4 million. While Torbitt &
Castleman contributed to profit in the current year, more than half of the improvement was the result of the continuing cost reduction efforts begun during fiscal 2001, including two plant closures. In addition, last year's first quarter profit was reduced by $.5 million of goodwill amortization expense.

SNACK  NUTS  &  CANDY

     First quarter net sales for the Snack Nuts & Candy segment, also known as Nutcracker Brands, increased 2 percent from last year. The $1.3 million improvement in net sales is attributable to additional snack nut sales to customers acquired during the past year, partially offset by lower candy sales. Largely due to the timing of orders from a major customer, candy sales in the first quarter of fiscal 2002 were less than in the prior year's first quarter.

     First quarter segment profit increased $2.2 million from the corresponding period last year. This improvement was due primarily to favorable raw material costs, which have continued to fall throughout the past year. In addition, last year's first quarter profit was reduced by $.6 million of goodwill amortization expense.

                           LIQUIDITY AND CAPITAL RESOURCES

     The Company focuses on generating positive cash flows through operations. Management believes the Company will continue to generate operating cash flows through its mix of businesses and expects that short-term and long-term liquidity requirements will be met through a combination of operating cash flows and strategic use of borrowings under committed and uncommitted credit arrangements. Capital resources remained strong at December 31, 2001 with a net worth of $403.2 million and a long-term debt to total capital ratio of 34 percent, compared to corresponding figures for September 30, 2001 of $389.4 million and 36 percent. Working capital, excluding cash and cash equivalents, was up to $101.4 million at December 31, 2001 from $95.6 million at September 30, 2001.

     Although net earnings for the three months ended December 31, 2001 were $4.1 million higher than in the first quarter of the prior year, cash flows from operating activities were lower. The most significant differences in reconciling items between the two periods were noncash goodwill amortization and changes in accounts payable. As noted previously, the quarter ended December 31, 2000 included $1.7 million of goodwill amortization expense while this year's first quarter had none. Accounts payable dropped $32.0 million in the current year quarter, from a relatively high $86.2 million to an unusually low $54.2 million, but only fell $12.5 million in the comparative quarter.

     There were no business acquisitions in the first quarter of fiscal 2002. Cash flows for the second quarter will reflect payment for Lofthouse Foods, acquired January 30, 2002 (see Note 12 in Item 1). Capital expenditures for fiscal 2002 are still expected to total approximately $35 million. As discussed below, Ralcorp has adequate capacity under current borrowing arrangements to meet these cash needs.

     During the three months ended December 31, 2001, the Company used $19.1 million of cash provided by operations to reduce its long-term debt. On October 16, 2001, the Company entered into a $275 million revolving credit agreement. Concurrently, the Company repaid and terminated its $125 million revolving credit agreement (Credit Agreement A) and its term loan (Credit Agreement B), and the total amount available under uncommitted credit arrangements was reduced from $50.5 million to $35.0 million. Total remaining availability at December 31, 2001 was $112.2 million.

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

     The Company's cracker and cookie operation, Bremner, also conducts business in a highly competitive category. Major branded competitors continue to market and promote their offerings aggressively. To a lesser extent, many smaller, regional branded and private label manufacturers provide additional competitive pressures. Bremner's ability to maintain a sufficient price gap between products of branded producers and Bremner's private label emulations and its ability to realize improved operating efficiencies from recent acquisitions will be important to its results of operations. In addition, Bremner will continue to focus on cost containment, new products and volume growth of existing products in order to improve operating results.

DRESSINGS,  SYRUPS,  JELLIES  &  SAUCES

     The Dressings, Syrups, Jellies & Sauces operation started fiscal 2002 in transition. The consolidation of its Baltimore operation into the Dunkirk facility was completed in January 2001. A second plant closure, in San Jose, CA, was recently completed and all related production has been moved to other Carriage House facilities. As evidenced by first quarter results, the Company expects that these measures will improve the profit contribution of Carriage House, with estimated annual cost savings of $5 million to $6 million, of which $.8 million is noncash savings. The acquisition of the wet products portion of Torbitt & Castleman on January 31, 2001 has provided Carriage House with additional scale and manufacturing flexibility. Carriage House plans to improve performance by continuing to increase sales to new and existing customers by integrating product offerings and sales efforts of the combined organization. In addition, capacity rationalization, further cost reductions, and the capturing of additional synergies of the organizations will continue to be critical objectives.

     Carriage House currently sells product to a branded company under several co-manufacturing agreements, the last of which expires in November 2002. This customer plans to self-manufacture in the future and has recently notified
Carriage House that it does not intend to renew these contracts upon their expiration. Although the loss of this business, if not replaced, will have a sizable impact on reported net sales, the impact upon operating profit is not expected to be material.

SNACK  NUTS  &  CANDY

     The outlook for the Snack Nuts & Candy segment remains favorable, as the snack nut category continues to grow. Cashew costs have trended down from the significant highs in fiscal 2000 and the Company completed its consolidation of three snack nut operations down to two plants, which has improved the segment's profitability. The addition of chocolate candy capability through the acquisition of Linette in fiscal 2000 has increased the scope of products offered by the segment. Presently, the segment faces significant competition from branded manufacturers as well as smaller private label and regional producers. From an operational perspective, the segment will continue to focus on fully leveraging the combined strengths of all of its operations, growing its customer base and maintaining the quality of its products.

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

                         RECENTLY ISSUED ACCOUNTING STANDARDS

     See Note 2 in Item 1 for a discussion regarding recently issued accounting standards, including FAS 142 and EITF 00-10, 00-14, and 00-25.


Item  3.     Quantitative  and  Qualitative  Disclosures  About  Market  Risk.

     Management believes there have been no material changes in the reported market risks faced by the Company during the three months ended December 31, 2001. For additional information, refer to Item 7A of the Company's Annual
Report  on  Form  10-K  for  the  year  ended  September  30,  2001.

PART  II.  OTHER  INFORMATION

There is no information required to be reported under any items except those indicated below.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.

On January 31, 2002, the Registrant held its Annual Meeting of Shareholders at which the following three directors were elected Directors of the Registrant, for a term of three years expiring at the Annual Meeting of Shareholders to be held in 2005, or when their successors are elected:

                                    Votes  For     Votes  Against/Withheld
                                    ----------     -----------------------
     David  R.  Banks               26,199,581            536,921
     M.  Darrell  Ingram            26,189,606            546,896
     David  W.  Kemper              25,879,441            857,061

In addition, the following Directors continued in their terms of office after the meeting: Jack W. Goodall; Richard A. Liddy; Joe R. Micheletto; and William
P.  Stiritz

At  the  same  Annual  Meeting  two  other  items  were  voted  upon:

1. A proposal to approve the Registrant's 2002 Incentive Stock Plan passed with the following votes:

     Votes  For     Votes  Against     Votes  Abstaining       Non-Votes
     ----------     --------------     -----------------     --------------
     22,506,541       2,066,650           113,821              2,049,490

2. A Stockholder proposal regarding classification of the Registrant's Board of Directors was not approved. The Proposal received the following votes:

     Votes  For     Votes  Against     Votes  Abstaining       Non-Votes
     ----------     --------------     -----------------    --------------
     12,338,791       12,130,613          217,608              2,049,490

Item  6.  Exhibits  and  Reports  on  Form  8-K.

(a)     Exhibits

     None

(b)     Reports  on  Form  8-K

On October 17, 2001, the Registrant announced it entered into a new $275 million three-year Credit Agreement.

On November 1, 2001, the Registrant announced its fourth quarter and fiscal year 2001 earnings.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       RALCORP  HOLDINGS,  INC.



                                       By:  /s/ T.  G.  Granneman
                                           --------------------------------
                                            T.  G.  Granneman
                                            Duly  Authorized  Signatory  and
February  14,  2002                         Chief  Accounting  Officer