Form 10-Q
period 2002-03-31
RALCORP HOLDINGS INC /MO
filed 2002-05-15
CIK 1029506

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark  One)

(X)     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934  FOR  THE  QUARTERLY  PERIOD  ENDED  MARCH  31,  2002.

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

          Common Stock                    Outstanding Shares at
      par value $.01 per share                May 13, 2002
                                               29,953,589

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

Item  2.  Management's  Discussion  and  Analysis  of  Financial
             Conditions  and  Results  of  Operations                         9

Item  3.  Quantitative  and  Qualitative  Disclosures
             About  Market  Risk                                             15


PART  II.  OTHER  INFORMATION

Item  5.  Other  Information                                                 15

Item  6.  Exhibits  and  Reports on Form 8-K                                 16







                                       (i)

                          PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                             RALCORP HOLDINGS, INC.
                       CONSOLIDATED STATEMENT OF EARNINGS
                                  (Unaudited)
        (Dollars in millions except per share data, shares in thousands)

                                         Three Months Ended     Six Months Ended
                                             March  31,            March  31,
                                         ------------------    ------------------
                                           2002      2001        2002      2001
                                         --------  --------    --------  --------
Net Sales                                $ 313.5   $ 286.8     $ 638.6   $ 574.2
                                         --------  --------    --------  --------
Costs and Expenses
  Cost of products sold                    253.1     233.9       512.3     466.3
  Selling, general and administrative       41.5      39.4        80.7      75.2
  Interest expense, net                      1.6       4.2         3.5       8.8
  Plant closure and relocation costs           -        .9           -       1.4
  Merger termination fee, net of
    related expenses                           -         -           -      (4.2)
                                         --------  --------    --------  --------
      Total Costs and Expenses             296.2     278.4       596.5     547.5
                                         --------  --------    --------  --------
Earnings before Income Taxes
  and Equity Earnings                       17.3       8.4        42.1      26.7
Income Taxes                                 6.2       3.3        15.1      10.2
                                         --------  --------    --------  --------
Earnings before Equity Earnings             11.1       5.1        27.0      16.5
Equity in Earnings (Loss) of
  Vail Resorts, Inc., Net of
  Related Deferred Income Taxes              3.5       2.6          .4       (.1)
                                         --------  --------    --------  --------
Net Earnings                             $  14.6   $   7.7     $  27.4   $  16.4
                                         ========  ========    ========  ========

Basic Earnings per Share                 $   .49   $   .26     $   .91   $   .55
                                         ========  ========    ========  ========
Diluted Earnings per Share               $   .48   $   .26     $   .90   $   .55
                                         ========  ========    ========  ========

Weighted Average Shares for Basic EPS     29,931    29,881      29,921    29,870
Dilutive effect of assumed conversions:
    Stock options                            509       276         421       198
    Restricted stock awards                    1         -           1         -
                                         --------  --------    --------  --------
Weighted Average Shares for
 Diluted Earnings per Share               30,441    30,157      30,343    30,068
                                         ========  ========    ========  ========

See accompanying Notes to Condensed Consolidated Financial Statements.

                        RALCORP HOLDINGS, INC.
                  CONDENSED CONSOLIDATED BALANCE SHEET
                             (Unaudited)
                        (Dollars in millions)

                                         March 31,   Sept. 30,
                                           2002        2001
                                         --------    --------
ASSETS
Current Assets
  Cash and cash equivalents              $    .4     $   3.9
  Receivables, net                          16.7         9.0
  Investment in Ralcorp Receivables Corp.   23.6        41.0
  Inventories                              149.9       164.1
  Deferred income taxes                      3.2         3.7
  Other current assets                       3.7         3.0
                                         --------    --------
    Total Current Assets                   197.5       224.7

Investment in Vail Resorts, Inc.            82.5        81.9
Property, Net                              282.9       287.4
Goodwill                                   248.5       209.5
Other Intangible Assets, Net                 6.5         8.1
Other Assets                                 8.6         6.3
                                         --------    --------
    Total Assets                         $ 826.5     $ 817.9
                                         ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable                       $  58.1     $  86.2
  Other current liabilities                 41.7        39.0
                                         --------    --------
    Total Current Liabilities               99.8       125.2

Long-term Debt                             223.4       223.1
Deferred Income Taxes                       40.7        39.9
Other Liabilities                           44.3        40.3
                                         --------    --------
    Total Liabilities                      408.2       428.5
                                         --------    --------
Shareholders' Equity
  Common stock                                .3          .3
  Capital in excess of par value           109.9       109.9
  Retained earnings                        360.0       332.6
  Common stock in treasury, at cost        (51.2)      (51.9)
  Unearned portion of restricted stock       (.1)          -
  Accumulated other comprehensive loss       (.6)       (1.5)
                                         --------    --------
    Total Shareholders' Equity             418.3       389.4
                                         --------    --------
    Total Liabilities and
     Shareholders' Equity                $ 826.5     $ 817.9
                                         ========    ========

See accompanying Notes to Condensed Consolidated Financial Statements.

                           RALCORP HOLDINGS, INC.
               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                (Unaudited)
                           (Dollars in millions)

                                                           Six Months Ended
                                                               March 31,
                                                         -------------------
                                                           2002       2001
                                                         --------   --------
Cash Flows from Operations
  Net earnings                                           $  27.4    $  16.4
  Adjustments to reconcile net earnings to net
   Cash flow provided by operating activities:
    Depreciation and amortization                           16.8       20.1
    Equity in (earnings) loss of Vail Resorts, Inc.          (.6)        .2
    Deferred income taxes                                    1.7         .3
    Sale of receivables, net                                (2.2)         -
    Changes in operating assets and liabilities              5.6       11.3
                                                         --------   --------
    Net cash provided by operations                         48.7       48.3
                                                         --------   --------

Cash Flows from Investing Activities
  Business acquisitions, net of cash acquired              (52.4)     (55.6)
  Additions to property and intangible assets              (12.2)     (11.4)
  Proceeds from sale of property                            11.6         .5
                                                         --------   --------
    Net cash used by investing activities                  (53.0)     (66.5)
                                                         --------   --------

Cash Flows from Financing Activities
  Net borrowings under credit arrangements                    .3       17.3
  Proceeds from the exercise of stock options                 .5         .7
                                                         --------   --------
    Net cash provided by financing activities                 .8       18.0
                                                         --------   --------

Net Decrease in Cash and Cash Equivalents                   (3.5)       (.2)
Cash and Cash Equivalents, Beginning of Period               3.9        4.1
                                                         --------   --------

Cash and Cash Equivalents, End of Period                 $    .4    $   3.9
                                                         ========   ========

See accompanying Notes to Condensed Consolidated Financial Statements.

                             RALCORP  HOLDINGS,  INC.
              NOTES  TO  CONDENSED  CONSOLIDATED  FINANCIAL  STATEMENTS
                                 MARCH  31,  2002
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

NOTE  2  -  RECENTLY  ISSUED  ACCOUNTING  STANDARDS

During the fourth quarter of fiscal 2001, the Company implemented accounting reclassifications as a result of EITF 00-10, 00-14, and 00-25. These reclassifications had no impact on net earnings or earnings per share but did affect reported net sales, cost of products sold, and selling, general and administrative expenses. All periods presented reflect these reclassifications.

On October 1, 2001, the Company adopted FAS 142, "Goodwill and Other Intangible Assets," which stops the amortization of goodwill and requires a goodwill impairment test at least annually. The Company completed its transitional goodwill impairment test in the second quarter. While this initial test resulted in no impairment, the fair value of the Carriage House reporting unit only slightly exceeded its carrying value. In accordance with the provisions of FAS 142, the Company will monitor this unit closely to determine whether circumstances change that would reduce its fair value below its carrying amount. The following schedules show net earnings and earnings per share adjusted to exclude Ralcorp's goodwill amortization expense (net of tax effects) and to adjust Ralcorp's equity in the loss of Vail (net of tax effects) to exclude Vail's goodwill amortization expense.

                                      Three Months Ended     Six Months Ended
                                           March 31,             March 31,
                                      ------------------    ------------------
                                        2002      2001        2002      2001
                                      --------  --------    --------  --------
Reported net earnings                 $  14.6   $   7.7     $  27.4   $  16.4
Add back:  Goodwill amortization            -       1.6           -       3.0
Adjust:  Equity in earnings of Vail         -        .1           -        .3
                                      --------  --------    --------  --------
Adjusted net earnings                 $  14.6   $   9.4     $  27.4   $  19.7
                                      ========  ========    ========  ========
Basic earnings per share:
  Reported net earnings               $   .49   $   .26     $   .91   $   .55
  Add back:  Goodwill amortization          -       .05           -       .10
  Adjust:  Equity in earnings of Vail       -         -           -       .01
                                      --------  --------    --------  --------
  Adjusted net earnings               $   .49   $   .31     $   .91   $   .66
                                      ========  ========    ========  ========
Diluted earnings per share:
  Reported net earnings               $   .48   $   .26     $   .90   $   .55
  Add back:  Goodwill amortization          -       .05           -       .10
  Adjust:  Equity in earnings of Vail       -         -           -       .01
                                      --------  --------    --------  --------
  Adjusted net earnings               $   .48   $   .31     $   .90   $   .66
                                      ========  ========    ========  ========

NOTE  3  -  ACQUISITION

On January 30, 2002, the Company completed the purchase of 100% of the stock of Lofthouse Foods Incorporated for approximately $53 in cash obtained through borrowings from the Company's revolving credit agreement. Headquartered in Clearfield, Utah with plants in Clearfield and Ogden, Utah, Lofthouse is a producer of high quality cookies that are sold to the in-store bakeries of major U.S. grocers and mass merchandisers. The combination of Lofthouse with Cascade, acquired in 2000, gives Ralcorp a significant presence in this fast-growth, higher-margin category. Post-acquisition results of the operations of Lofthouse are included in Ralcorp's Consolidated Statement of Earnings. The acquired business, with approximately $70 in annual sales, is reported in the Cereals, Crackers and Cookies segment. The purchase price allocation has not been finalized, pending the completion of appraisals of the acquired equipment and the "Lofthouse" trade name. The total purchase price may also be adjusted slightly due to a final net asset adjustment and a payment related to the Company's election under code section 338(h)(10) to treat this stock transaction as an asset purchase for tax purposes. Because of this election, goodwill and other intangibles associated with this acquisition are expected to be deductible for tax purposes.

On January 31, 2001, the Company purchased Torbitt & Castleman (T&C) and post-acquisition results of the operations of T&C are included in Ralcorp's Consolidated Statement of Earnings.

The following pro forma information presents the results of operations of the Company as though the acquisitions discussed above had been completed as of the beginning of each of the periods being reported on. Pro forma adjustments to earnings are net of income taxes at Ralcorp's rates and include actual Lofthouse and T&C earnings before taxes, additional interest expense and, in the 2001 periods, amortization of related goodwill at approximately $.2 per month.

                                      Three Months Ended     Six Months Ended
                                           March 31,             March 31,
                                      ------------------    ------------------
                                        2002      2001        2002      2001
                                      --------  --------    --------  --------
Net sales                             $ 321.3   $ 311.8     $ 664.5   $ 635.1
Net earnings                             15.4       7.9        27.6      15.4
Basic earnings per share                  .51       .26         .92       .52
Diluted earnings per share                .51       .26         .91       .51

NOTE  4  -  PLANT  CLOSURE  AND  RELOCATION  COSTS  AND  RESERVES

During fiscal 2001, the Company closed plants in Baltimore, MD and San Jose, CA, moving production to its other facilities. For the three and six months ended March 31, 2001, costs related to the Baltimore closure totaling $.9 and $1.4 are included on the Statement of Earnings as "Plant closure and relocation costs." Other current liabilities included reserves as follows:

                                                Sep. 30,   Amount   Mar. 31,
                                                  2001    Utilized    2002
                                                --------  --------  --------
San Jose severance costs                         $   .2    $   .2    $    -
Other San Jose closure and relocation costs          .4        .4         -
                                                --------  --------  --------
                                                 $   .6    $   .6    $    -
                                                ========  ========  ========

NOTE  5  -  MERGER  TERMINATION  FEE

Agribrands International, Inc. terminated a merger agreement with Ralcorp on December 1, 2000. In accordance with the agreement, Ralcorp received a payment of $5.0 as a termination fee, which was recorded in the first quarter of fiscal 2001 net of related expenses. The after-tax effect of this nonrecurring income item was $2.6, or $.09 per diluted share.

NOTE  6  -  COMPREHENSIVE  INCOME

                                      Three Months Ended     Six Months Ended
                                           March 31,             March 31,
                                      ------------------    ------------------
                                        2002      2001        2002      2001
                                      --------  --------    --------  --------
Net earnings                          $  14.6   $   7.7     $  27.4   $  16.4
Other comprehensive income -
 Deferred gain (loss) on cash flow
  hedging instruments                      .1       (.2)         .9       (.1)
                                      --------  --------    --------  --------
Comprehensive income                  $  14.7   $   7.5     $  28.3   $  16.3
                                      ========  ========    ========  ========

NOTE  7  -  SALE  OF  RECEIVABLES

On September 23, 2001, the Company entered into a three-year agreement to sell, on an ongoing basis, all of its trade accounts receivable to a wholly owned, bankruptcy-remote subsidiary called Ralcorp Receivables Corporation (RRC), which in turn sells the receivables to a bank commercial paper conduit. RRC is a qualifying special purpose entity under FAS 140 and the sale of Ralcorp receivables to RRC is considered a true sale for accounting, tax and legal purposes. The receivables of newly-acquired Lofthouse are not included in the agreement. As of March 31, 2002, the outstanding balance of receivables (net of an allowance for doubtful accounts) sold to RRC was $82.4 and net proceeds received were $58.8, resulting in a subordinated retained interest of $23.6 reflected on the Company's consolidated balance sheet as an "Investment in Ralcorp Receivables Corp." Discounts related to the sale of receivables totaled $.3 and $.7 in the three and six months ended March 31, 2002 and are included on the statement of earnings in "Selling, general and administrative" expenses.

NOTE  8  -  INVENTORIES  consisted  of  the  following:

                                      Mar. 31,   Sep. 30,
                                        2002       2001
                                      --------   --------
Raw materials and supplies            $  60.4    $  63.6
Finished products                        89.5      100.5
                                      --------   --------
                                      $ 149.9    $ 164.1
                                      ========   ========

NOTE  9  -  PROPERTY,  NET  consisted  of  the  following:

                                      Mar. 31,   Sep. 30,
                                        2002       2001
                                      --------   --------
Property at cost                      $ 459.8    $ 450.2
Accumulated depreciation               (176.9)    (162.8)
                                      --------   --------
                                      $ 282.9    $ 287.4
                                      ========   ========

NOTE  10  -  GOODWILL

The changes in the carrying amount of goodwill for the six months ended March 31, 2002 are as follows:

                                             Dressings,
                                 Cereals,    Syrups,
                                 Crackers    Jellies     Snack Nuts
                                 & Cookies   & Sauces    & Candy     Total
                                 ----------  ----------  ----------  ----------
Balance, September 30, 2001       $   56.0    $   99.1    $   54.4    $  209.5
Goodwill acquired                     38.9           -           -        38.9
Adjustments                              -          .1           -          .1
                                 ----------  ----------  ----------  ----------
Balance, March 31, 2002           $   94.9    $   99.2    $   54.4    $  248.5
                                 ==========   =========  ==========  ==========

NOTE  11  -  OTHER  INTANGIBLE  ASSETS,  NET  consisted  of  the  following:

                                      Mar. 31,   Sep. 30,
                                        2002       2001
                                      --------   --------
Software                              $  21.6    $  21.4
Accumulated amortization                (15.1)     (13.3)
                                      --------   --------
                                      $   6.5    $   8.1
                                      ========   ========

Amortization expense related to these assets was $1.8 and $2.1 during the six months ended March 31, 2002 and 2001, respectively, with $3.6, $3.4, $1.2 and $.1 scheduled for the years ended September 30, 2002, 2003, 2004, and 2005, respectively.

NOTE  12  -  LONG-TERM  DEBT

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

                                        March 31, 2002      September 30, 2001
                                      ------------------    ------------------
                                      Balance     Rate      Balance     Rate
                                     ---------  ---------  --------- ---------
$275 Revolving Credit Agreement       $ 200.0     2.984%    $     -      n/a
Credit Agreement A                          -      n/a         40.0     3.531%
Credit Agreement B                          -      n/a        160.0     4.611%
Uncommitted credit arrangements          17.3     2.450%       16.9     4.108%
Industrial Development Revenue Bond       5.6     1.480%        5.6     2.280%
Other                                      .5    Various         .6    Various
                                      --------              --------
                                      $ 223.4               $ 223.1
                                      ========              ========

NOTE  13  -  SEGMENT  INFORMATION

The  tables  below  present information about the Company's reportable segments:

                                      Three Months Ended     Six Months Ended
                                           March 31,             March 31,
                                      ------------------    ------------------
                                        2002      2001        2002      2001
                                      --------  --------    --------  --------
Net Sales
  Cereals                             $  78.8   $  79.3     $ 159.0   $ 155.5
  Crackers & Cookies                     86.3      63.9       157.1     129.9
  Dressings, Syrups, Jellies & Sauces   116.5     107.1       228.9     191.9
  Snack Nuts & Candy                     31.9      36.5        93.6      96.9
                                      --------  --------    --------  --------
  Total                               $ 313.5   $ 286.8     $ 638.6   $ 574.2
                                      ========  ========    ========  ========

Profit Contribution
  Cereals, Crackers & Cookies         $  17.7   $  14.1     $  36.7   $  30.3
  Snack Nuts & Candy                      2.9       2.3        10.7       7.9
  Dressings, Syrups, Jellies & Sauces     2.9        .2         6.3        .5
                                      --------  --------    --------  --------
    Total segment profit contribution    23.5      16.6        53.7      38.7
  Interest expense, net                  (1.6)     (4.2)       (3.5)     (8.8)
  Merger termination fee, net of
    related expenses                        -         -           -       4.2
  Unallocated corporate expenses         (4.6)     (4.0)       (8.1)     (7.4)
                                      --------  --------    --------  --------
  Earnings before income taxes
    and equity earnings               $  17.3   $   8.4     $  42.1   $  26.7
                                      ========  ========    ========  ========

                                      Mar. 31,   Sep. 30,
                                        2002       2001
                                      --------   --------
Total Assets
  Cereals, Crackers & Cookies         $ 342.4    $ 295.2
  Dressings, Syrups, Jellies & Sauces   253.5      273.8
  Snack Nuts & Candy                     99.1      104.0
  Investment in Ralcorp Receivables
   Corporation                           23.6       41.0
  Investment in Vail Resorts, Inc.       82.5       81.9
  Other unallocated corporate assets     25.4       22.0
                                      --------   --------
  Total                               $ 826.5    $ 817.9
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

                                RESULTS OF OPERATIONS

CONSOLIDATED

     NET SALES Second quarter net sales grew 9 percent, from $286.8 million in fiscal 2001 to $313.5 million in fiscal 2002. About 80 percent of the increase was due to the acquisitions of The Torbitt & Castleman Company, LLC and Lofthouse Foods Incorporated, acquired at the end of January, 2001 and 2002, respectively. Net sales for the first half grew 11 percent from the prior year, about two-thirds of which was due to the acquisitions. Refer to the segment discussions below for specific factors affecting results.

     OPERATING EXPENSES For the three months ended March 31, 2002 and 2001, cost of products sold was 80.7% and 81.6% of net sales, respectively, while selling, general, and administrative expenses were 13.2% and 13.7% of net sales, respectively. The six-month period of fiscal 2002 showed similar improvements from the first half of fiscal 2001. These improvements are mainly attributable to certain favorable raw material costs, cost reduction programs, and the adoption of FAS 142, as noted in the segment discussions below.

     INTEREST EXPENSE, NET Interest expense dropped to $1.6 million and $3.5 million for the three and six months ended March 31, 2002, respectively, from $4.2 million and $8.8 million in the corresponding periods of the prior year. For the fiscal 2002 periods, the weighted average interest rates on the Company's debt, practically all of which incurs interest at variable rates, were less than half of last year's average rates. Another reason for the decreased interest expense was lower debt levels in the current year, despite additional borrowings to fund the Torbitt & Castleman and Lofthouse acquisitions in January 2001 and 2002, respectively. On September 24, 2001, the Company entered into a three-year agreement to sell its trade accounts receivable on an ongoing basis, and Ralcorp reduced its outstanding debt with approximately $60 million of proceeds from this agreement. Discounts related to this agreement totaled $.3 and $.7 million in the second quarter and first half of fiscal 2002, respectively, and are included on the Consolidated Statement of Earnings in selling, general and administrative expenses. If this transaction had not met the criteria for a sale as specified in FAS 140, Ralcorp would have accounted for the transfer as a secured borrowing with pledge of collateral, wherein the discount amounts would have been classified as interest expense, the proceeds received would have been recorded as short-term debt and the receivables would have remained on the Company's balance sheet.

     PLANT CLOSURE AND RELOCATION COSTS During fiscal 2001, the Company closed plants in Baltimore, MD and San Jose, CA, moving production to its other facilities. For the quarter and six months ended March 31, 2001, costs related to the Baltimore closure totaling $.9 and $1.4, respectively, are included on the Statement of Earnings as "Plant closure and relocation costs." No material plant closure charges have been incurred in fiscal 2002. For information about reserves relating to the San Jose closure, see Note 4 to the financial statements in Item 1 herein.

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

     EQUITY IN EARNINGS OF VAIL RESORTS, INC. Ralcorp continues to hold an approximate 21.5 percent equity ownership interest in Vail Resorts, Inc. Vail Resorts operates on a fiscal year ending July 31; therefore, Ralcorp reports its portion of Vail Resorts' operating results on a two-month time lag. Vail Resorts' operations are highly seasonal, typically yielding more than the entire year's equity income during the Company's second and third fiscal quarter. For the second quarter ended March 31, 2002, this investment resulted in non-cash pre-tax earnings of $5.4 million ($3.5 million after taxes), compared to $4.0 million ($2.6 million after taxes) for last year's second quarter. Through six months, the after-tax equity impact was $.4 million earnings and $.1 million loss for fiscal 2002 and 2001, respectively.

CEREALS,  CRACKERS  &  COOKIES

     Second quarter net sales for the Cereals, Crackers & Cookies segment were up $21.9 million from last year due to additional sales from the Bremner cracker and cookie division. Through six months, the segment's sales were up $30.7 million, as the Ralston Foods cereal division and Bremner contributed increases of $3.5 million and $27.2 million, respectively. While Bremner benefited from the acquired Lofthouse business, second quarter and first half sales volumes at its continuing cookie businesses also grew significantly from last year due to continued expansion with existing customers and additional short-term and long-term co-manufacturing business. Cracker volumes were down slightly in both periods due to lower demand for saltines. At Ralston Foods, incremental sales to continuing customers, driven by several recent product introductions and additional distribution of established items, have been offset by price concessions and volume declines in some lower margin products. Ready-to-eat cereal volume was down 2 percent from last year's second quarter but up 1 percent through the first six months. Hot cereal volume was up 1 percent for the second quarter and 3 percent for the first half.

     Profit contribution for the Cereals, Crackers & Cookies segment improved 26 percent for the second quarter and 21 percent through six months, primarily as a result of the incremental profit from Lofthouse and improved cereal profits. The segment benefited from favorable cookie volumes, product mix, cereal plant efficiencies, and lower freight and energy costs, substantially offset by price concessions and unfavorable ingredient costs. In addition, last year's profit for the second quarter and first six months was reduced by $.7 million and $1.3 million of goodwill amortization expense, respectively. Since the Company adopted FAS 142, "Goodwill and Other Intangible Assets," on October 1, 2001, no goodwill amortization expense has been recorded in fiscal 2002.

DRESSINGS,  SYRUPS,  JELLIES  &  SAUCES

     Second quarter and six-month net sales for the Company's Dressings, Syrups, Jellies & Sauces segment, also known as Carriage House, increased $9.4 million and $37.0 million, respectively. As noted previously, last year's comparative results include only two months of sales from The Torbitt & Castleman Company, LLC, acquired January 31, 2001. While nearly all of this segment's sales growth is the result of incremental sales from Torbitt & Castleman, minor improvements came from the addition of new customers and increased business with major continuing customers.

     The segment's profit also increased from the comparable prior year periods, improving $2.7 million for the quarter and $5.8 million for the six months ended March 31. While benefiting from the results of Torbitt & Castleman for the full periods in the current year, more than half of the improvements were the result of the continuing cost reduction efforts begun during fiscal 2001, including two plant closures. In addition, last year's profit for the second quarter and first six months was reduced by $.7 million and $1.2 million of goodwill amortization expense, respectively. These benefits were partially offset by raw material and packing supply cost increases, lower sales to a co-manufacturing customer, and continued pricing pressures in the current year.

SNACK  NUTS  &  CANDY

     Second quarter and six-month net sales for the Snack Nuts & Candy segment, also known as Nutcracker, declined 13 percent and 3 percent, respectively. The second quarter drop was primarily the result of lower nut volumes to existing customers, as well as continued pricing pressures from the market.

     Despite lower sales, second quarter and six-month segment profit contribution increased $.6 million and $2.8 million, respectively, from the corresponding periods last year. This improvement was primarily due to favorable ingredient costs, which have continued to fall throughout the past year. In addition, last year's profit for the second quarter and first six months was reduced by $.6 million and $1.2 million of goodwill amortization expense, respectively.

                         LIQUIDITY AND CAPITAL RESOURCES

     The Company focuses on generating positive cash flows through operations. Management believes the Company will continue to generate operating cash flows through its mix of businesses and expects that short-term and long-term liquidity requirements will be met through a combination of operating cash flows and strategic use of borrowings under committed and uncommitted credit arrangements. Capital resources remained strong at March 31, 2002 with a net worth of $418.3 million and a long-term debt to total capital ratio of 35 percent, compared to corresponding figures for September 30, 2001 of $389.4 million and 36 percent. Working capital, excluding cash and cash equivalents, was up to $97.3 million at March 31, 2002 from $95.6 million at September 30, 2001.

     Although net earnings for the first half of fiscal 2002 were $11.0 million higher than in the first half of the prior year, cash flows from operating activities were up only slightly. The most significant differences in reconciling items between the two periods were noncash goodwill amortization and changes in accounts payable. As noted previously, earnings for the six months ended March 31, 2001 were reduced by $3.7 million ($3.0 million after taxes) of goodwill amortization expense while this year's first half had none. Accounts payable dropped $31.9 million in the first six months of fiscal 2002 from a relatively high $86.2 million at September 30, 2001, but only fell $18.2 million in the comparative period. Other factors include an increase in deferred income taxes, a decrease in inventories, and increases in other liabilities.

     Payments for Lofthouse Foods, acquired January 30, 2002, were similar to the amount paid for Torbitt & Castleman in January 2001. The amount of capital spending is also similar to the prior year-to-date period and is still expected to total approximately $35 million by the end of fiscal 2002. During the second quarter of 2002, Ralcorp received over $10 million of proceeds from the sale of its San Jose facility with no material gain or loss.

     Despite the acquisition of Lofthouse, total outstanding long-term debt increased only $.3 million from September 30, 2001 to March 31, 2002, since cash flows from operations during the period nearly offset the purchase price. On October 16, 2001, the Company entered into a $275 million revolving credit agreement. Concurrently, the Company repaid and terminated its $125 million revolving credit agreement (Credit Agreement A) and its term loan (Credit
Agreement B), and the total amount available under uncommitted credit arrangements was reduced from $50.5 million to $35.0 million. Total remaining availability at March 31, 2002 was $92.7 million.

                                       OUTLOOK

CEREALS,  CRACKERS  &  COOKIES

     The level of competition in the cereal category continues to be intense. Competition comes from branded box cereal manufacturers, branded bagged cereal producers and other private label cereal providers. For the last several years, the overall category has not grown, which has added to its competitive nature. When the competition focuses on price/promotion, the environment for private label producers becomes more challenging. Ralston Foods must maintain an effective price gap between its quality private label cereal products and those of branded cereal producers, thereby providing the best value alternative for the consumer. Increased distribution, including new co-manufacturing opportunities, new and improved product emulations and aggressive cost containment remain important goals of the organization.

     The Company's cracker and cookie operation, Bremner, also conducts business in a highly competitive category. Major branded competitors continue to market and promote their offerings aggressively and many smaller, regional branded and private label manufacturers provide additional competitive pressures. Bremner's ability to maintain a sufficient price gap between products of branded producers and Bremner's private label emulations and its ability to realize improved operating efficiencies from recent acquisitions will be important to its results of operations. The Company is working to realize synergies through the combination of Lofthouse with Cascade, which has given Bremner a significant presence in the in-store bakery cookie category. In addition, Bremner will continue to focus on cost containment, new products and volume growth of existing products in order to improve operating results.

DRESSINGS,  SYRUPS,  JELLIES  &  SAUCES

     The Dressings, Syrups, Jellies & Sauces operation started fiscal 2002 in transition. The consolidation of its Baltimore operation into the Dunkirk facility was completed in January 2001. A second plant closure, in San Jose, CA, was completed in January 2002 and all related production has been moved to other Carriage House facilities. As evidenced by current year results, the Company expects that these measures will improve the profit contribution of Carriage House, with estimated annual cost savings of $5 million to $6 million, of which $.8 million is noncash savings. The acquisition of the wet products portion of Torbitt & Castleman on January 31, 2001 has provided Carriage House with additional scale and manufacturing flexibility.

     Carriage House's competitors, both large and small, continue to be very aggressive on pricing. The division plans to improve performance by further increasing sales to new and existing customers by integrating product offerings and sales efforts of the combined organization. In addition, capacity rationalization, further cost reductions, and the capturing of additional synergies of the component businesses will continue to be critical objectives.

     Carriage House currently sells product to a branded company under several co-manufacturing agreements, the last of which expires in November 2002. This customer plans to self-manufacture in the future and has notified Carriage House that it does not intend to renew these contracts upon their expiration. Although the loss of this business, if not replaced, will have a sizable impact on reported net sales, the impact upon operating profit is not expected to be material.

     The cost of peanuts, a major ingredient for Carriage House (peanut butter), could be favorably impacted by the farm bill which was signed into law in May 2002. The benefit to the Company, if any, cannot be determined at this time.

     As discussed in Note 2 to the financial statements in Item 1, the fair value of the Carriage House reporting unit only slightly exceeded its carrying value as of October 1, 2001. In accordance with the provisions of FAS 142, the Company will monitor this unit closely to determine whether circumstances change that would reduce its fair value below its carrying amount. For example, fair value would be diminished if the forecasted benefits of the cost reduction plans discussed above are not realized and the unit is not able to achieve its planned results. Other critical factors are listed below in the "Cautionary Statement on Forward-Looking Statements." If the fair value drops below the carrying value, Carriage House goodwill would likely be impaired and an impairment loss would be recorded immediately as a charge against earnings.

SNACK  NUTS  &  CANDY

     Snack nuts and candy continue to be very competitive categories. This segment of Ralcorp faces significant competition from branded manufacturers as well as private label and regional producers. Recently, competitive bids for store brand customer business have resulted in either loss of margins or loss of customers to competitors. Management expects this margin pressure to continue into the foreseeable future. The segment will continue to focus on maintaining its customer base and the quality of its products.

     The segment has recently benefited from lower raw material costs. The cost of cashews, a major ingredient, has trended down from significant highs in fiscal 2000 but now appears to have stabilized. As discussed above, the 2002 farm bill could also have a favorable impact on this segment's peanut costs and profitability.

OVERALL

     The Company's management believes that the opportunities in the private label and value brand areas are favorable for long-term growth. The Company has taken significant steps to reshape the Company and lessen its reliance on any one business segment and to achieve sufficient scale in the categories in which it operates. Management expects to continue to improve its business mix through volume and profit growth of existing businesses, as well as through acquisitions or alliances. Management will continue to explore those acquisition opportunities that strategically fit with the Company's intentions of being the premier provider of private label, or value-oriented, food products.


                      RECENTLY ISSUED ACCOUNTING STANDARDS

     See Note 2 in Item 1 for a discussion regarding recently issued accounting standards, including FAS 142 and EITF 00-10, 00-14, and 00-25.


                      CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The following discussion in new to Ralcorp's financial reporting and is presented pursuant to the United States Securities and Exchange Commission's Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies." The policies below are both important to the presentation of the Company's financial condition and results and require management's most difficult, subjective or complex judgments.

     Under generally accepted accounting principles in the United States, Ralcorp makes estimates and assumptions that impact the reported amounts of assets, liabilities, revenues, and expenses as well as the disclosure of contingent liabilities. The Company bases estimates on past experience and on various other assumptions that are believed to be reasonable under the circumstances. Those estimates form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     Ralcorp records estimated reductions to revenue for customer incentive offerings. Should a greater proportion of customers redeem incentives than estimated by the Company, additional reductions to revenue may be required.

     Inventories are valued at the lower of cost or market value and have been reduced by an allowance for obsolete product and packaging materials. The estimated allowance is based on management's review of inventories on hand compared to estimated future usage and sales. If market conditions and actual demands are less favorable than those projected by management, additional inventory write-downs may be required.

     Management reviews long-lived assets, including leasehold improvements and property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value less the cost to sell.

     Goodwill represents the excess of the cost of acquired businesses over the fair market value of their identifiable net assets. In the first quarter of fiscal 2002, Ralcorp adopted FAS 142, which requires that the Company no longer amortize goodwill but review for impairment on a regular basis. During the second quarter of fiscal 2002, Ralcorp completed its transitional impairment tests which resulted in no impairment. The goodwill impairment test requires the Company to estimate the fair value of its businesses, for which Ralcorp utilizes discounted cash flow analyses based on projected cash flows.

     Pension assets and liabilities are determined on an actuarial basis and are affected by the estimated market-related value of plan assets, estimates of the expected return on plan assets, discount rates and other assumptions inherent in these valuations. The Company reviews annually the assumptions underlying the actuarial calculations and makes changes to these assumptions, based on current market conditions, as necessary. Actual changes in the fair market value of plan assets and differences between the actual return on plan assets and the expected return on plan assets will affect the amount of pension expense (income) ultimately recognized. The other postretirement benefits liability is also determined on an actuarial basis and is affected by assumptions including the discount rate and expected trends in healthcare costs. Changes in the discount rate and differences between actual and expected healthcare costs will affect the recorded amount of other postretirement benefits expense.
Liabilities for workers' compensation and accrued health care costs are estimated based on historical experience and expected trends.


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

(viii) Presently, all of the interest on the Company's indebtedness is set on a short-term basis. Consequently, increases in interest rates will increase the Company's interest expense; and

(ix) If actual or forecasted cash flows of any reporting unit deteriorate such that its fair value falls below its carrying value, goodwill would likely be impaired and an impairment loss would be recorded immediately as a charge against earnings.


ITEM  3.     QUANTITATIVE  AND  QUALITATIVE  DISCLOSURES  ABOUT  MARKET  RISK.

     Management believes there have been no material changes in the reported market risks faced by the Company during the six months ended March 31, 2002. For additional information, refer to Item 7A of the Company's Annual Report on Form 10-K for the year ended September 30, 2001.

PART  II.  OTHER  INFORMATION

There is no information required to be reported under any items except those indicated below.

Item  5.  Other  Information

None

Item  6.  Exhibits  and  Reports  on  Form  8-K.

(a)     Exhibits

10.1 2002 Restricted Stock Award Agreement with William P. Stiritz Granted January 2, 2002

10.2  Form of 2002 Non-Qualified Stock Option Agreement

(b)     Reports  on  Form  8-K

On January 3, 2002 the Company announced it had entered into an agreement to purchase Lofthouse Foods Incorporated.

On January 30, 2002 the Registrant announced the completion of its purchase of Lofthouse Foods Incorporated.

On  January  31,  2002 the Registrant announced its 2002 first quarter earnings.

On January 31, 2002 the Registrant announced the results of its shareholders meeting.




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

                              RALCORP  HOLDINGS,  INC.



                              By:  /s/ T. G. Granneman
                                   --------------------------------
                                   T.  G.  Granneman
                                   Duly  Authorized  Signatory  and
                                   Chief  Accounting  Officer



May  15,  2002

                      Exhibit Index


Exhibit                Description
-------                -----------

10.1 2002 Restricted Stock Award Agreement with William P. Stiritz Granted January 2, 2002

10.2     Form of 2002 Non-Qualified Stock Option Agreement