Form 10-Q
period 2002-06-30
RALCORP HOLDINGS INC /MO
filed 2002-08-14
CIK 1029506

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark  One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002.

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

           Common  Stock                     Outstanding Shares at
       par value $.01 per share                 August 12, 2002
                                                   30,026,251

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

Item  2.  Management's  Discussion  and  Analysis  of  Financial
          Condition  and  Results  of  Operations                      9

Item  3.  Quantitative  and  Qualitative  Disclosures
          About  Market  Risk                                         16


PART  II.  OTHER  INFORMATION

Item  6.  Exhibits  and  Reports on Form 8-K                          16







                                       (i)

                       PART I.    FINANCIAL INFORMATION

Item 1.  Financial Statements

                            RALCORP HOLDINGS, INC.
                      CONSOLIDATED STATEMENT OF EARNINGS
                                 (Unaudited)
        (Dollars in millions except per share data, shares in thousands)

                                        Three Months Ended    Nine Months Ended
                                            June 30,              June 30,
                                        ------------------    ------------------
                                          2002      2001        2002      2001
                                        --------  --------    --------  --------
Net Sales                               $ 314.9   $ 289.9     $ 953.5   $ 864.1
                                        --------  --------    --------  --------
Costs and Expenses
  Cost of products sold                   251.5     233.5       763.8     699.8
  Selling, general and administrative      41.3      38.8       122.0     114.0
  Interest expense, net                     1.2       3.9         4.7      12.7
  Plant closure and relocation costs          -        .2           -       1.6
  Merger termination fee, net of
   related expenses                           -         -           -      (4.2)
                                        --------  --------    --------  --------
    Total Costs and Expenses              294.0     276.4       890.5     823.9
                                        --------  --------    --------  --------
Earnings before Income Taxes
  and Equity Earnings                      20.9      13.5        63.0      40.2
Income Taxes                                7.6       5.1        22.7      15.3
                                        --------  --------    --------  --------
Earnings before Equity Earnings            13.3       8.4        40.3      24.9
Equity in earnings of
  Vail Resorts, Inc., net of
  Related Deferred Income Taxes             4.8       6.0         5.2       5.9
                                        --------  --------    --------  --------
Net Earnings                            $  18.1   $  14.4     $  45.5   $  30.8
                                        ========  ========    ========  ========

Basic Earnings per Share                $   .60   $   .48     $  1.52   $  1.03
                                        ========  ========    ========  ========
Diluted Earnings per Share              $   .59   $   .48     $  1.49   $  1.03
                                        ========  ========    ========  ========
Weighted average shares for basic EPS    29,980    29,908      29,941    29,883
Dilutive effect of assumed conversions:
  Stock options                             600       153         480       183
  Restricted stock awards                     1         -           1         -
                                        --------  --------    --------  --------
Weighted average shares for
 diluted earnings per share              30,581    30,061      30,422    30,066
                                        ========  ========    ========  ========

See  accompanying  Notes  to  Condensed  Consolidated  Financial  Statements.

                         RALCORP HOLDINGS, INC.
                  CONDENSED CONSOLIDATED BALANCE SHEET
                              (Unaudited)
                         (Dollars in millions)

                                                  June 30,   Sept. 30,
                                                    2002       2001
                                                 ---------   ---------
ASSETS
Current Assets
  Cash and cash equivalents                       $   2.3     $   3.9
  Receivables, net                                   10.4         9.0
  Investment in Ralcorp Receivables Corp.            23.0        41.0
  Inventories                                       139.3       164.1
  Deferred income taxes                               3.3         3.7
  Other current assets                                3.0         3.0
                                                 ---------   ---------
    Total Current Assets                            181.3       224.7

Investment in Vail Resorts, Inc.                     89.8        81.9
Property, Net                                       284.0       287.4
Goodwill                                            246.5       209.5
Other Intangible Assets, Net                          5.9         8.1
Other Assets                                          8.5         6.3
                                                 ---------   ---------
    Total Assets                                  $ 816.0     $ 817.9
                                                 =========   =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable                                $  65.1     $  86.2
  Other current liabilities                          43.8        39.0
                                                 ---------   ---------
    Total Current Liabilities                       108.9       125.2

Long-term Debt                                      179.9       223.1
Deferred Income Taxes                                43.3        39.9
Other Liabilities                                    46.2        40.3
                                                 ---------   ---------
    Total Liabilities                               378.3       428.5
                                                 ---------   ---------
Shareholders' Equity
  Common stock                                         .3          .3
  Capital in excess of par value                    110.0       109.9
  Retained earnings                                 378.1       332.6
  Common stock in treasury, at cost                 (49.9)      (51.9)
  Unearned portion of restricted stock                (.1)          -
  Accumulated other comprehensive loss                (.7)       (1.5)
                                                 ---------   ---------
    Total Shareholders' Equity                      437.7       389.4
                                                 ---------   ---------
    Total Liabilities and Shareholders' Equity    $ 816.0     $ 817.9
                                                 =========   =========

See  accompanying  Notes  to  Condensed  Consolidated  Financial  Statements.

                        RALCORP HOLDINGS, INC.
            CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Unaudited)
                        (Dollars in millions)

                                                    Nine Months Ended
                                                         June 30,
                                                   -------------------
                                                     2002       2001
                                                   --------   --------
Cash Flows from Operations
  Net earnings                                     $  45.5    $  30.8
  Adjustments to reconcile net earnings to net
   cash flow provided by operating activities:
    Depreciation and amortization                     25.7       30.8
    Equity in earnings of Vail Resorts, Inc.          (8.0)      (9.1)
    Deferred income taxes                              4.2        4.4
    Sale of receivables, net                          (6.1)         -
    Changes in operating assets and liabilities       39.0        7.5
                                                   --------   --------
    Net cash provided by operations                  100.3       64.4
                                                   --------   --------

Cash Flows from Investing Activities
  Business acquisitions, net of cash acquired        (52.1)     (55.6)
  Additions to property and intangible assets        (20.2)     (25.2)
  Proceeds from sale of property                      12.0         .6
                                                   --------   --------
    Net cash used by investing activities            (60.3)     (80.2)
                                                   --------   --------

Cash Flows from Financing Activities
  Net borrowings under credit arrangements           (43.2)      13.9
  Proceeds from the exercise of stock options          1.6         .7
                                                   --------   --------
    Net cash provided by financing activities        (41.6)      14.6
                                                   --------   --------

Net Decrease in Cash and Cash Equivalents             (1.6)      (1.2)
Cash and Cash Equivalents, Beginning of Period         3.9        4.1
                                                   --------   --------

Cash and Cash Equivalents, End of Period           $   2.3    $   2.9
                                                   ========   ========

See  accompanying  Notes  to  Condensed  Consolidated  Financial  Statements.

                              RALCORP HOLDINGS, INC.
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002
                                   (Unaudited)
                     (Dollars in millions except per share data)

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

On October 1, 2001, the Company adopted FAS 142, "Goodwill and Other Intangible Assets," which stops the amortization of goodwill and requires a goodwill impairment test at least annually. The Company completed its transitional goodwill impairment test in the second quarter. While this initial test resulted in no impairment, the fair value of the Carriage House reporting unit only slightly exceeded its carrying value. In accordance with the provisions of FAS 142, the Company will monitor this unit closely to determine whether circumstances change that would reduce its fair value below its carrying amount. The following schedules show net earnings and earnings per share adjusted to exclude Ralcorp's goodwill amortization expense (net of tax effects) and to adjust Ralcorp's equity in the earnings of Vail (net of tax effects) to exclude Vail's goodwill amortization expense.

                                      Three Months Ended    Nine Months Ended
                                           June 30,              June 30,
                                      ------------------    ------------------
                                        2002      2001        2002      2001
                                      --------  --------    --------  --------
Reported net earnings                 $  18.1   $  14.4     $  45.5   $  30.8
Add back:  Goodwill amortization            -       1.6           -       4.6
Adjust:  Equity in earnings of Vail         -        .1           -        .4
                                      --------  --------    --------  --------
Adjusted net earnings                 $  18.1   $  16.1     $  45.5   $  35.8
                                      ========  ========    ========  ========
Basic earnings per share:
  Reported net earnings               $   .60   $   .48     $  1.52   $  1.03
  Add back:  Goodwill amortization          -       .06           -       .16
  Adjust:  Equity in earnings of Vail       -         -           -       .01
                                      --------  --------    --------  --------
  Adjusted net earnings               $   .60   $   .54     $  1.52   $  1.20
                                      ========  ========    ========  ========

Diluted earnings per share:
  Reported net earnings               $   .59   $   .48     $  1.49   $  1.03
  Add back:  Goodwill amortization          -       .06           -       .16
  Adjust:  Equity in earnings of Vail       -         -           -       .01
                                      --------  --------    --------  --------
  Adjusted net earnings               $   .59   $   .54     $  1.49   $  1.20
                                      ========  ========    ========  ========

FAS 143, "Accounting for Asset Retirement Obligations," is effective for financial statements issued for fiscal years beginning after June 15, 2002. FAS 143 addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company does not currently have any obligations falling under the scope of FAS 143, and therefore does not believe its adoption will have a material impact on its financial position, earnings or cash flows.

FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those years. FAS 144 supersedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," but retains the requirements to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. The Company does not expect the adoption of FAS 144 to have a material impact on its financial position, earnings or cash flows.

FAS 145, "Rescission of FASB Statements No. 4, 55, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," is generally effective for the Company for fiscal year 2003. The Company does not expect the adoption of FAS 145 to have a material impact on its financial position, earnings or cash flows.

FAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of an entity s commitment to an exit plan. Costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. FAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of FAS 146 to have a material impact on its financial position, earnings or cash flows.

NOTE  3  -  ACQUISITION

On January 30, 2002, the Company completed the purchase of 100% of the stock of Lofthouse Foods Incorporated for $52.8 in cash obtained through borrowings from the Company's revolving credit agreement. Headquartered in Clearfield, Utah with plants in Clearfield and Ogden, Utah, Lofthouse is a producer of high quality cookies that are sold to the in-store bakeries of major U.S. grocers and mass merchandisers. The combination of Lofthouse with Cascade, acquired in 2000, gives Ralcorp a significant presence in this fast-growth, higher-margin category. Post-acquisition results of the operations of Lofthouse are included in Ralcorp's Consolidated Statement of Earnings. The acquired business, with approximately $70 in annual sales, is reported in the Cereals, Crackers and Cookies segment. The purchase price allocation has not been finalized, pending the completion of an appraisal of the "Lofthouse" trade name. The total purchase price will also be adjusted slightly due to an additional payment related to the Company's election under code section 338(h)(10) to treat this stock transaction as an asset purchase for tax purposes. Because of this election, goodwill and other intangibles associated with this acquisition are expected to be deductible for tax purposes.

On January 31, 2001, the Company purchased Torbitt & Castleman (T&C) and post-acquisition results of the operations of T&C are included in Ralcorp's Consolidated Statement of Earnings.

The following pro forma information presents the results of operations of the Company as though the acquisitions discussed above had been completed as of the beginning of each of the reported periods. Pro forma adjustments to earnings are net of income taxes at Ralcorp's rates and include actual Lofthouse and T&C earnings before taxes, additional interest expense and, in the 2001 periods, amortization of related goodwill at approximately $.2 per month.

                                      Three Months Ended    Nine Months Ended
                                           June 30,              June 30,
                                      ------------------    ------------------
                                        2002      2001        2002      2001
                                      --------  --------    --------  --------
Net sales                             $ 314.9   $ 306.7     $ 979.3   $ 942.0
Net earnings                             18.1      14.4        45.7      29.7
Basic earnings per share                  .60       .48        1.53       .99
Diluted earnings per share                .59       .48        1.50       .99

NOTE  4  -  PLANT  CLOSURE  AND  RELOCATION  COSTS  AND  RESERVES

During fiscal 2001, the Company closed plants in Baltimore, MD and San Jose, CA, moving production to its other facilities. For the three and nine months ended June 30, 2001, costs related to these closures totaling $.2 and $1.6 are included on the Statement of Earnings as "Plant closure and relocation costs." On the Balance Sheet, "Other current liabilities" included reserves as follows:

                                               Sep. 30,   Amount   June 30,
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

NOTE  6  -  EQUITY  IN  EARNINGS  OF  VAIL  RESORTS,  INC.

In June 2002, Vail Resorts changed its revenue recognition policy and is restating Historical results to reflect the new policy. Based upon restatement data Provided to Ralcorp by Vail Resorts, Ralcorp's share of the cumulative effect of the Change through June 30, 2002, was a reduction of equity earnings of $3.2 million ($2.1 million net of related deferred income taxes), or $.07 per diluted share. Ralcorp adjusted its equity earnings and related investment and deferred tax balances to reflect the full impact in the third quarter of fiscal 2002.

NOTE  7  -  COMPREHENSIVE  INCOME

                                      Three Months Ended    Nine Months Ended
                                           June 30,              June 30,
                                      ------------------    ------------------
                                        2002      2001        2002      2001
                                      --------  --------    --------  --------
Net earnings                          $  18.1   $  14.4     $  45.5   $  30.8
Other comprehensive income -
  Deferred (loss) gain on cash flow
  hedging instruments                     (.1)      (.1)         .8       (.2)
                                      --------  --------    --------  --------
Comprehensive income                  $  18.0   $  14.3     $  46.3   $  30.6
                                      ========  ========    ========  ========

NOTE  8  -  SALE  OF  RECEIVABLES

On September 23, 2001, the Company entered into a three-year agreement to sell, on an ongoing basis, all of its trade accounts receivable to a wholly owned, bankruptcy-remote subsidiary called Ralcorp Receivables Corporation (RRC), which in turn sells the receivables to a bank commercial paper conduit. RRC is a qualifying special purpose entity under FAS 140 and the sale of Ralcorp receivables to RRC is considered a true sale for accounting, tax and legal purposes. The receivables of newly-acquired Lofthouse are not included in the agreement. As of June 30, 2002, the outstanding balance of receivables (net of an allowance for doubtful accounts) sold to RRC was $77.9 and net proceeds received were $54.9, resulting in a subordinated retained interest of $23.0 reflected on the Company's consolidated balance sheet as an "Investment in Ralcorp Receivables Corp." Discounts related to the sale of receivables totaled $.2 and $.9 in the three and nine months ended June 30, 2002 and are included on the statement of earnings in "Selling, general and administrative" expenses.

NOTE  9  -  INVENTORIES  consisted  of  the  following:

                                      June 30,   Sep. 30,
                                        2002       2001
                                      --------   --------
Raw materials and supplies            $  55.9    $  63.6
Finished products                        83.4      100.5
                                      --------   --------
                                      $ 139.3    $ 164.1
                                      ========   ========

NOTE  10  -  PROPERTY,  NET  consisted  of  the  following:

                                      June 30,   Sep. 30,
                                        2002       2001
                                      --------   --------
Property at cost                      $ 468.6    $ 450.2
Accumulated depreciation               (184.6)    (162.8)
                                      --------   --------
                                      $ 284.0    $ 287.4
                                      ========   ========

NOTE  11  -  GOODWILL

The changes in the carrying amount of goodwill for the nine months ended June 30, 2002 are as follows:

                                         Dressings,
                             Cereals,    Syrups,
                             Crackers    Jellies     Snack Nuts
                             & Cookies   & Sauces    & Candy     Total
                             ----------  ----------  ----------  ----------
Balance, September 30, 2001  $   56.0    $   99.1    $   54.4    $  209.5
Goodwill acquired                36.9           -           -        36.9
Adjustments                         -          .1           -          .1
                             ----------  ----------  ----------  ----------
Balance, June 30, 2002       $   92.9    $   99.2    $   54.4    $  246.5
                             ==========  ==========  ==========  ==========

NOTE  12  -  OTHER  INTANGIBLE  ASSETS,  NET  consisted  of  the  following:

                                       June 30,   Sep. 30,
                                         2002       2001
                                       --------   --------
Software                               $  21.8    $  21.4
Accumulated amortization                 (15.9)     (13.3)
                                       --------   --------
                                       $   5.9    $   8.1
                                       ========   ========

Amortization expense related to these assets was $2.6 and $3.2 during the nine months ended June 30, 2002 and 2001, respectively, with $3.6, $3.4, $1.2 and $.3 scheduled for the years ended September 30, 2002, 2003, 2004, and 2005, respectively.

NOTE  13  -  LONG-TERM  DEBT

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

                                        June 30, 2002      September 30, 2001
                                      ------------------   ------------------
                                       Balance    Rate      Balance    Rate
                                      ---------  -------   ---------  -------
$275 Revolving Credit Agreement        $ 165.0    2.972%    $     -     n/a
Credit Agreement A                           -     n/a         40.0    3.531%
Credit Agreement B                           -     n/a        160.0    4.611%
Uncommitted credit arrangements            8.9    2.700%       16.9    4.108%
Industrial Development Revenue Bond        5.6    1.370%        5.6    2.280%
Other                                       .4   Various         .6   Various
                                      ---------            ---------
                                       $ 179.9              $ 223.1
                                      =========            =========

                                       8

NOTE  14  -  SEGMENT  INFORMATION

The  tables  below  present information about the Company's reportable segments:

                                      Three Months Ended    Nine Months Ended
                                           June 30,              June 30,
                                      ------------------    ------------------
                                        2002      2001        2002      2001
                                      --------  --------    --------  --------
Net Sales
  Cereals                             $  76.5   $  74.2     $ 235.5   $ 229.7
  Crackers & Cookies                     87.2      61.6       244.3     191.5
  Dressings, Syrups, Jellies & Sauces   114.4     113.4       343.3     305.3
  Snack Nuts & Candy                     36.8      40.7       130.4     137.6
                                      --------  --------    --------  --------
  Total                               $ 314.9   $ 289.9     $ 953.5   $ 864.1
                                      ========  ========    ========  ========

Profit Contribution
  Cereals, Crackers & Cookies         $  17.5   $  13.1     $  54.2   $  43.4
  Dressings, Syrups, Jellies & Sauces     4.1       3.0        10.4       3.5
  Snack Nuts & Candy                      4.0       3.4        14.7      11.3
                                      --------  --------    --------  --------
    Total segment profit contribution    25.6      19.5        79.3      58.2
  Interest expense, net                  (1.2)     (3.9)       (4.7)    (12.7)
  Merger termination fee, net of
    related expenses                        -         -           -       4.2
  Unallocated corporate expenses         (3.5)     (2.1)      (11.6)     (9.5)
                                      --------  --------    --------  --------
  Earnings before income taxes
   and equity earnings                $  20.9   $  13.5     $  63.0   $  40.2
                                      ========  ========    ========  ========

                                      June 30,  Sep. 30,
                                        2002      2001
                                      --------  --------
Total Assets
  Cereals, Crackers & Cookies         $ 335.7   $ 295.2
  Dressings, Syrups, Jellies & Sauces   246.1     273.8
  Snack Nuts & Candy                     98.9     104.0
  Investment in Ralcorp Receivables
   Corporation                           23.0      41.0
  Investment in Vail Resorts, Inc.       89.8      81.9
  Other unallocated corporate assets     22.5      22.0
                                      --------  --------
  Total                               $ 816.0   $ 817.9
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

                                RESULTS OF OPERATIONS

CONSOLIDATED

     NET SALES Third quarter net sales grew 9 percent, from $289.9 million in fiscal 2001 to $314.9 million in fiscal 2002. About 78 percent of the increase was due to the acquisition of Lofthouse Foods Incorporated, acquired January 30, 2002. Net sales for the first nine months grew 10 percent from the prior year, about two-thirds of which is attributable to the acquisitions of Lofthouse and, on January 31, 2001, The Torbitt & Castleman Company. Refer to the segment discussions below for specific factors affecting results.

     OPERATING EXPENSES For the three months ended June 30, 2002 and 2001, cost of products sold was 79.9% and 80.5% of net sales, respectively, while selling, general, and administrative expenses were 13.1% and 13.4% of net sales, respectively. The nine-month period of fiscal 2002 showed similar improvements from the first nine months of fiscal 2001. These improvements are mainly attributable to certain favorable raw material costs, cost reduction programs, and the adoption of FAS 142, as further described in the segment discussions below. Specifically, note that earnings for the nine months ended June 30, 2001 were reduced by $5.8 million ($4.7 million after taxes) of goodwill amortization expense while this year had none.

     INTEREST EXPENSE, NET Interest expense dropped to $1.2 million and $4.7 million for the three and nine months ended June 30, 2002, respectively, from $3.9 million and $12.7 million in the corresponding periods of the prior year. For the fiscal 2002 periods, the weighted average interest rates on the Company's debt, practically all of which incurs interest at variable rates, were about half of last year's average rates. In addition, Ralcorp has been able to reduce its debt levels during the past year as cash from operations has exceeded cash needs for business acquisitions and capital expenditures. Further, on September 24, 2001 the Company entered into a three-year agreement to sell its trade accounts receivable on an ongoing basis, and Ralcorp reduced its outstanding debt with approximately $60 million of proceeds from this agreement. Discounts related to this agreement totaled $.2 million and $.9 million in the third quarter and first nine months of fiscal 2002, respectively, and are included on the Consolidated Statement of Earnings in selling, general and administrative expenses. If this transaction had not met the criteria for a sale as specified in FAS 140, Ralcorp would have accounted for the transfer as a secured borrowing with pledge of collateral, wherein the discount amounts would have been classified as interest expense, the proceeds received would have been recorded as short-term debt and the receivables would have remained on the Company's balance sheet.

     PLANT CLOSURE AND RELOCATION COSTS During fiscal 2001, the Company closed plants in Baltimore, MD and San Jose, CA, moving production to its other facilities. For the quarter and nine months ended June 30, 2001, costs related to the Baltimore closure totaling $.2 million and $1.6 million, respectively, are included on the Statement of Earnings as "Plant closure and relocation costs." No material plant closure charges have been incurred in fiscal 2002. For information about reserves relating to the San Jose closure, see Note 4 to the financial statements in Item 1 herein.

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

     EQUITY IN EARNINGS OF VAIL RESORTS, INC. Ralcorp continues to hold an approximate 21.5 percent equity ownership interest in Vail Resorts, Inc. Vail Resorts operates on a fiscal year ending July 31; therefore, Ralcorp reports its portion of Vail Resorts' operating results on a two-month time lag. Vail Resorts' operations are highly seasonal, typically yielding more than the entire year's equity income during the Company's second and third fiscal quarters. For the third quarter ended June 30, 2002, this investment resulted in non-cash pre-tax earnings of $7.4 million ($4.8 million after taxes), compared to $9.3 million ($6.0 million after taxes) for last year's third quarter. Through nine months, after-tax equity earnings were $5.2 million for fiscal 2002 and $5.9 million for fiscal 2001. These reported results include a cumulative adjustment in the third quarter of fiscal 2002 to reflect a restatement of Vail Resorts' net income due to a change in its revenue recognition policy. Based upon restatement data provided to Ralcorp by Vail Resorts, Ralcorp's share of the cumulative effect of the change from January 1997 through June 30, 2002 was a reduction of equity earnings of $3.2 million ($2.1 million net of related deferred income taxes), or $.07 per diluted share. Because the amounts were immaterial to any single reporting period and in total, the Company chose to reflect the entire impact in the third quarter of fiscal 2002 rather than restate its historical financial statements.

CEREALS,  CRACKERS  &  COOKIES

     Third quarter net sales for the Cereals, Crackers & Cookies segment were up $27.9 million from last year, primarily due to additional sales from the Bremner cracker and cookie division. Through nine months, the segment's sales were up $58.6 million, as the Ralston Foods cereal division and Bremner contributed increases of $5.8 million and $52.8 million, respectively. While Bremner benefited from the acquired Lofthouse business, third quarter and first nine months sales volumes and net sales at its other cookie businesses also grew about 25 percent from last year as a result of ongoing expansion with existing customers and additional short-term and long-term co-manufacturing business. Cracker volumes were down slightly in both periods due to lower demand for saltines. At Ralston Foods, incremental sales to existing customers, driven by several recent product introductions and additional distribution of established items, have been offset partially by price concessions and less co-manufacturing business. Ready-to-eat cereal volume was up 3 percent from last year's third quarter and up 2 percent through the first nine months. Hot cereal volume was up 10 percent for the third quarter and 4 percent for the first nine months.

     Profit contribution for the Cereals, Crackers & Cookies segment improved more than 33 percent for the third quarter and 24 percent through nine months, primarily as a result of the incremental profit from Lofthouse and improved cereal profits. The segment benefited from favorable volumes, plant efficiencies, and lower freight and energy costs, offset partially by price concessions and lower co-manufacturing margins. In addition, last year's profit for the third quarter and first nine months was reduced by $.6 million and $1.9 million of goodwill amortization expense, respectively.

DRESSINGS,  SYRUPS,  JELLIES  &  SAUCES

     Third quarter and nine-month net sales for the Company's Dressings, Syrups, Jellies & Sauces segment, also known as Carriage House, increased $1.0 million and $38.0 million, respectively. As noted previously, last year's nine-month results include only five months of sales from Torbitt & Castleman, acquired January 31, 2001. The addition of new customers and increased business with major existing customers also contributed to this segment's sales growth but was partially offset by a reduction of volume with a co-manufacturing customer.

     The segment's profit also increased from the comparable prior year periods, improving $1.1 million for the quarter and $6.9 million for the nine months ended June 30. Approximately one fourth of the nine-month increase is attributable to the additional four months of results from Torbitt & Castleman in the current year. The segment also benefited from the continuing cost reduction efforts begun during fiscal 2001, including two plant closures. In addition, last year's profit for the third quarter and first nine months was reduced by $.9 million and $2.1 million of goodwill amortization expense, respectively. These benefits were offset partially by ingredient cost increases and continued pricing pressures in the current year.

SNACK  NUTS  &  CANDY

     Third quarter and nine-month net sales for the Snack Nuts & Candy segment, also known as Nutcracker, declined 10 percent and 5 percent, respectively. The third quarter drop was primarily the result of the loss of several major customers in competitive bidding.

     Despite lower sales, third quarter and nine-month segment profit contribution increased $.6 million and $3.4 million, respectively, from the corresponding periods last year. This is attributable primarily to favorable ingredient costs, which have continued to fall throughout the past year. In addition, last year's profit for the third quarter and first nine months was reduced by $.6 million and $1.8 million of goodwill amortization expense, respectively.

                         LIQUIDITY AND CAPITAL RESOURCES

     The Company focuses on generating positive cash flows through operations. Management believes the Company will continue to generate operating cash flows through its mix of businesses and expects that short-term and long-term liquidity requirements will be met through a combination of operating cash flows and strategic use of borrowings under committed and uncommitted credit arrangements. Capital resources remained strong at June 30, 2002 with a net worth of $437.7 million and a long-term debt to total capital ratio of 29 percent, compared to corresponding figures for September 30, 2001 of $389.4 million and 36 percent. Working capital, excluding cash and cash equivalents, was reduced to $70.1 million at June 30, 2002 from $95.6 million at September 30, 2001.

     Cash flows from operating activities were up significantly in fiscal 2002, primarily as a result of the increase in earnings and the relative change in receivables outstanding and inventories on hand. Cash earnings (i.e., net earnings adjusted for non-cash items such as depreciation and amortization, equity earnings, and deferred income taxes) were up $10.5 million. Receivables outstanding and inventories were at higher levels at the beginning of fiscal 2002 than at the beginning of fiscal 2001, but June 30 levels of the two years were similar.

     Payments for Lofthouse Foods, acquired January 30, 2002, were similar to the amount paid for Torbitt & Castleman in January 2001. The amount of capital spending this year is lagging the prior year-to-date period but is still expected to total nearly $35 million by the end of fiscal 2002. During the second quarter of 2002, Ralcorp received over $10 million of proceeds from the sale of its San Jose facility with no material gain or loss. Despite the acquisition of Lofthouse, the strong operating cash flows enabled the Company to decrease its total outstanding long-term debt by $43.2 million from September 30, 2001 to June 30, 2002. On October 16, 2001, the Company entered into a $275 million revolving credit agreement. Concurrently, the Company repaid and terminated its $125 million revolving credit agreement (Credit Agreement A) and its term loan (Credit Agreement B), and the total amount available under uncommitted credit arrangements was reduced from $50.5 million to $35.0 million. Total remaining availability at June 30, 2002 was $136.1 million.

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

     The Company's cracker and cookie operation, Bremner, also conducts business in a highly competitive category. Major branded competitors continue to market and promote their offerings aggressively and many smaller, regional branded and private label manufacturers provide additional competitive pressures. Bremner's ability to maintain a sufficient price gap between products of branded producers and Bremner's quality private label emulations and its ability to realize improved operating efficiencies from recent acquisitions will be important to its results of operations. The Company is working to realize synergies through the combination of Lofthouse with Cascade, which has given Bremner a significant presence in the in-store bakery cookie category. In addition, Bremner will continue to focus on cost containment, new products and volume growth of existing products in order to improve operating results.

DRESSINGS,  SYRUPS,  JELLIES  &  SAUCES

     The Dressings, Syrups, Jellies & Sauces operation started fiscal 2002 in transition. The consolidation of its Baltimore operation into the Dunkirk facility was completed in January 2001. A second plant closure, in San Jose, CA, was completed in January 2002 and all related production has been moved to other Carriage House facilities. As evidenced by current year results, these measures have improved the profit contribution of Carriage House. The acquisition of the wet products portion of Torbitt & Castleman on January 31, 2001 has provided Carriage House with additional scale and manufacturing flexibility.

     Carriage House's competitors, both large and small, continue to be very aggressive on pricing. The division plans to improve performance by further increasing sales to new and existing customers by integrating product offerings and sales efforts of the combined organization. In addition, capacity rationalization, further cost reductions, and capture of additional synergies will continue to be critical objectives.

     Carriage House currently sells product to a branded company under several co-manufacturing agreements, the last of which expires in November 2002. This customer plans to self-manufacture in the future and has notified Carriage House that it does not intend to renew these contracts upon their expiration. These contracts account for approximately 5 percent of the segment's projected fiscal 2002 net sales and a greater percentage of its operating profit. However, the Company expects that the effect of these lost sales on net earnings will not be material to Ralcorp.

     The cost of peanuts, a major ingredient for Carriage House (peanut butter), could be favorably impacted by the farm bill which was signed into law in May 2002. The benefit to the Company, if any, cannot be determined at this time.

     As discussed in Note 2 to the financial statements in Item 1, the fair value of the Carriage House reporting unit only slightly exceeded its carrying value as of October 1, 2001. In accordance with the provisions of FAS 142, the Company will monitor this unit closely to determine whether circumstances change that would reduce its fair value below its carrying amount. For example, fair value would be diminished if the forecasted benefits of the cost reduction plans discussed above are not realized, or are negated by lost customers or pricing pressures, and the unit is not able to achieve its planned results. Other critical factors are listed below in the "Cautionary Statement on Forward-Looking Statements." If the fair value drops below the carrying value, Carriage House goodwill would likely be impaired and an impairment loss would be recorded immediately as a charge against earnings.

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

                      RECENTLY ISSUED ACCOUNTING STANDARDS

     See Note 2 in Item 1 for a discussion regarding recently issued accounting standards, including EITF 00-10, 00-14, and 00-25, and FAS 142, 143, 144, 145,
and  146.

                      CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The following discussion is presented pursuant to the United States Securities and Exchange Commission's Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies." The policies below are both important to the representation of the Company's financial condition and results and require management's most difficult, subjective or complex judgments.

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


Item  3.     Quantitative  and  Qualitative  Disclosures  About  Market  Risk.

     Management believes there have been no material changes in the reported market risks faced by the Company during the nine months ended June 30, 2002. For additional information, refer to Item 7A of the Company's Annual Report on Form 10-K for the year ended September 30, 2001.


PART  II.  OTHER  INFORMATION

There is no information required to be reported under any items except those indicated below.

Item  6.  Exhibits  and  Reports  on  Form  8-K.

(a)     Exhibits

10.1 Agreement between Ralcorp Holdings, Inc. and J. R. Micheletto dated May 23, 2002.


(b)     Reports  on  Form  8-K

On April 30, 2002, the Registrant announced earnings for the second quarter ended March 31, 2002.


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

                                   RALCORP  HOLDINGS,  INC.


                                   By:  /s/ T. G. Granneman
                                   --------------------------------
                                   T.  G.  Granneman
                                   Duly  Authorized  Signatory  and
                                   Chief  Accounting  Officer


August  14,  2002

                                  Exhibit Index

Exhibit                    Description
-------                    -----------

10.1 Agreement between Ralcorp Holdings, Inc. and J. R. Micheletto dated May 23, 2002.