Form 10-K
period 2002-09-30
RALCORP HOLDINGS INC /MO
filed 2002-12-19
CIK 1029506

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2002

OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-12619

 RALCORP HOLDINGS, INC.
(Exact name of Registrant as specified in its Articles)

MISSOURI	43-1766315
(State of incorporation)	(I.R.S. Employer Identification No.)

800 MARKET STREET
ST. LOUIS, MISSOURI 63101
(314) 877-7000
(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.01 par value	New York Stock Exchange, Inc.
Common Stock Purchase Rights	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act: None

Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days. Yes |X|  No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of the voting stock (Common Stock, $.01 par value) held by non-affiliates of Registrant was $674,060,194 based upon the closing market price on December 2, 2002. Excluded from this figure is the Common Stock held by Registrant’s Directors, who are the only persons known to Registrant who may be considered to be its “affiliates” as defined under Rule 12b-2.

Indicate by check mark whether Registrant is an accelerated filer as defined in Rule 12b-2 of the Act. Yes |X|  No |_|

On March 28, 2002, the aggregate market value of the common stock held by non-affiliates of Registrant was $786,944,008.

Number of shares of Common Stock, $.01 par value, outstanding as of December 2, 2002: 30,030,152.

DOCUMENTS INCORPORATED BY REFERENCE

Registrant’s Notice of Annual Meeting and Proxy Statement relating to its 2003 Annual Meeting (to be filed), to the extent indicated in Part III.

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Report. These forward-looking statements are sometimes identified by their use of terms and phrases such as “believes,” “should,” “expects,” “anticipates,” “intends,” “plans,” “will” or similar expressions elsewhere in this Report. The Company’s results of operations and financial condition may differ materially from those in the forward-looking statements. Such statements are based on management’s current views and assumptions, and involve risks and uncertainties that could affect expected results. For example, any of the following factors cumulatively or individually may impact expected results:

(i) If the Company is unable to maintain a meaningful price gap between its private label products and the branded products of its competitors, successfully introduce new products or successfully manage costs across all parts of the Company, the Company’s private label businesses could incur operating losses;

(ii) Consolidation among members of the grocery trade may lead to increased wholesale price pressure from larger grocery trade customers and could result in significant profit pressure, or in some cases, the loss of key accounts if the surviving entities are not customers of the Company;

(iii) Significant increases in the cost of certain raw materials (e.g., wheat, soybean oil, various nuts, corn syrup) or energy used to manufacture the Company’s products, to the extent not reflected in the price of the Company’s products, could adversely impact the Company’s results;

(iv) In light of its significant ownership in Vail Resorts, Inc., the Company’s non-cash earnings can be adversely affected by unfavorable results from Vail Resorts;

(v) The Company is currently generating profit from certain co-manufacturing contract arrangements with other manufacturers within its competitive categories. The termination or expiration of these contracts and the inability of the Company to replace this level of business could negatively affect the Company’s operating results;

(vi) The Company’s businesses compete in mature segments with competitors having large percentages of segment sales;

(vii) The Company has realized increases to sales and earnings through the acquisitions of businesses, but the ability to undertake future acquisitions depends on many factors that the Company does not control, such as identifying available acquisition candidates and negotiating satisfactory terms upon which to purchase such candidates;

(viii) Presently, all of the interest on the Company’s indebtedness is set on a short-term basis. Consequently, increases in interest rates will increase the Company’s interest expense;

(ix) If actual or forecasted cash flows of any reporting unit deteriorate such that its fair value falls below its carrying value, goodwill would likely be impaired and an impairment loss would be recorded immediately as a charge against earnings; and

(x) Other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company, may impact its financial position, including those risks detailed from time to time in its publicly filed documents. These and other factors are discussed in the Company’s Securities and Exchange Commission filings.

     The list of factors above is illustrative, but by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

PART I

ITEM 1. BUSINESS

     Ralcorp Holdings, Inc. is a Missouri corporation incorporated on October 23, 1996. Our principal executive offices are located at 800 Market Street, Suite 2900, St. Louis, Missouri 63101. The terms “our,” “we,” “Company,” “Ralcorp” and “Registrant” as used herein refer to Ralcorp Holdings, Inc. and its consolidated subsidiaries.

     We are primarily engaged in the manufacturing, distribution and marketing of private label ready-to-eat and hot cereal products, private label and branded crackers and cookies, private label and value branded snack nuts and chocolate candy, and private label wet filled products such as salad dressings, mayonnaise, peanut butter, syrups, jams and jellies, and specialty sauces.

     The following sections of this report contain financial and other information concerning our business developments and operations and are incorporated into this Item 1: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of this Report; Note 18 “Segment Information,” Note 2 “Acquisitions,” and Note 8 “Supplemental Earnings Statement and Cash Flow Information” to the Financial Statements filed as part of this document under Item 8.

RECENT BUSINESS DEVELOPMENTS

     On January 30, 2002, we completed the purchase of Lofthouse Foods Incorporated for $52.8 million.

     On November 11, 2002, the Company’s Board of Directors approved a tender offer for up to 4,000,000 shares of our common stock at a single price not in excess of $24.00 and not less than $21.00 per share. The offer was in the form of a modified “Dutch Auction” and expired on December 11, 2002 with 1.15 million shares being tendered.

OTHER INFORMATION PERTAINING TO THE BUSINESS OF THE COMPANY

Trademarks

     We own a number of trademarks that are substantially important to our businesses, including Lofthouse®, Nutcracker®, Flavor House®, Rippin’ Good®, Golden Batch®, and Major Peters’®.

Segments

     Presently our businesses are comprised of three reportable business segments: Cereals, Crackers & Cookies; Dressings, Syrups, Jellies & Sauces; and Snack Nuts & Candy.

Cereals, Crackers & Cookies

     The Cereals, Crackers & Cookies segment is composed of two product lines: private label ready-to-eat and hot cereals (the “Private Label Cereal Business”), and private label and branded crackers and cookies (the “Cracker and Cookie Business”). In fiscal 2002, these product lines accounted for approximately 48% and 52%, respectively, of the Company’s Cereals, Crackers & Cookies segment sales.

     Private Label Cereal Business

     Private label ready-to-eat cereals are currently produced at three operating facilities. Our Cracker and Cookie Business produces shredded wheat cereal for the Private Label Cereal Business. Private label and branded hot cereals are produced at one facility. The hot cereal products include old-fashioned oatmeal, quick oats, plain instant oatmeal, flavored instant oatmeal, farina and instant Ralston®, a branded hot wheat cereal. The Private Label Cereal Business also sells hot oat cereal under the brand 3 Minute Brand®. We believe we are the largest manufacturer in the U.S. of the private label ready-to-eat and hot cereals.

     Our ready-to-eat and hot cereals are warehoused in and distributed through four independent distribution facilities and two of our cereal plants and shipped to customers principally via independent truck lines. The ready-to-eat and hot cereal products are sold through in-house district sales managers and independent food brokers.

     Cracker and Cookie Business

     We believe our Cracker and Cookie Business is currently the leading manufacturer of private label crackers and cookies for sale in the United States. The business also produces branded cookies under the Rippin’ Good® brand. In addition, the business produces branded and private label cookies for sale in the in-store bakery sections of food retailers. We utilize the brand Lofthouse® for branded in-store bakery cookies. The Cracker and Cookie Business also produces Ry Krisp® branded crackers. Management positions the Cracker and Cookie Business as a low cost, premier quality producer of a wide variety of private label crackers and cookies.

     Our Cracker and Cookie Business operates nine plants: one produces only Ry Krisp® crackers, two produce private label crackers and cookies, three produce private label and branded cookies and three produce cookies for the in-store bakery sections of grocery stores. Cracker and Cookie products are largely produced to order and shipped directly to customers. Products sold to in-store bakery departments of food retailers are stored and shipped frozen. Private label crackers and cookies are sold through a broker network and an internal sales staff. Branded Ry Krisp® crackers and many branded cookies are sold through direct store distributor networks.

Dressings, Syrups, Jellies & Sauces

     Our Dressings, Syrups, Jellies & Sauces segment operates seven plants. Six plants produce a variety of private label shelf-stable dressings, syrups, jellies, peanut butter, and sauces and drink mixes under the Major Peters’® brand. One plant processes tomatoes for industrial use and other wet-filled items. The segment’s products are largely produced to order and shipped directly to customers. The products are sold through an internal sales staff and a broker network.

Snack Nuts & Candy

     Our Snack Nuts & Candy segment operates two plants that produce a variety of jarred, canned and bagged snack nuts and one plant that produces chocolate candy. Our Snack Nut and Candy products are largely produced to order and shipped directly to customers. We sell our products through an internal sales staff and a broker network. The segment produces store brand products as well as value branded products under the Nutcracker® and Flavor House® brands.

Ownership of Vail Resorts, Inc.

     We own 7,554,406 shares of Vail Resorts, Inc. (Vail) common stock (approximately 21.5 percent of the shares outstanding as of September 30, 2002). Additionally, two of our Directors, Messrs. Stiritz and Micheletto, are on the Vail Board of Directors. Currently, we utilize the equity method of accounting to reflect the portion of Vail’s earnings (or losses) applicable to us on a non-cash basis.

     Pursuant to a Shareholder Agreement entered into in connection with the acquisition of the Vail common stock, we can only sell our Vail common stock in a registered offering allowed under the Shareholder Agreement or in private transactions (provided the purchaser agrees to be bound by the Shareholder Agreement). Vail’s results of operations are highly seasonal and are dependent in part on weather conditions and consumers’ discretionary spending trends. In light of the significance of our ownership in Vail in comparison to our earnings and assets, changes in the price of Vail’s Common Stock can impact our stock price.

Competition

     Our businesses face intense competition from large branded manufacturers and highly competitive private label manufacturers in each of its product lines. Top branded ready-to-eat and hot cereal competitors include Kellogg, General Mills, Kraft Foods’ Post division, and Quaker Oats (owned by Pepsico). Large branded competitors of the Cracker and Cookie Business include Nabisco (owned by Kraft) and Keebler (owned by Kellogg), which possess large portions of the branded cracker and cookie categories. The Snack Nuts & Candy segment faces significant competition from one significant branded snack nut producer (Planters, owned by Kraft). Top branded competitors of the Dressings, Syrups, Jellies & Sauces segment include Kraft Foods, Bestfoods, Smucker’s, and Heinz. In addition, privately owned private label manufacturers provide significant competition in all of the Company’s segments.

     The industries in which we compete are highly sensitive to both pricing and promotion. Competition is based upon product quality, price, effective promotional activities, and the ability to identify and satisfy emerging consumer preferences. Moreover, many food retailers utilize bidding procedures to select vendors. These industries are expected to remain highly competitive in the foreseeable future. Future growth opportunities are expected to depend on our ability to implement strategies for competing effectively in all of our businesses, including strategies relating to enhancing the performance of our employees, maintaining effective cost control programs, developing and implementing methods for more efficient manufacturing and distribution operations, and developing successful new products, while at the same time maintaining aggressive pricing and promotion of our products.

Customers

     In fiscal 2002, Wal-Mart Stores, Inc. accounted for approximately 12% of our aggregate net sales. Each of our reporting segments sells products to Wal-Mart. Additionally, we sell our products to retail chains, mass merchandisers, grocery wholesalers, warehouse club stores and drug stores across the country and in Canada.

Employees

     We employ approximately 5,400 people in the United States (as of September 30, 2002). Approximately 1,900 of our personnel are covered by thirteen union contracts and, from time to time, the Company has experienced union organizing activities at its non-union plants. The contracts expire at various times from December 31, 2002 to October 7, 2007. From November 19, 2002 to November 23, 2002, production employees at our Fredonia, NY facilities were on strike. On November 23, 2002, those employees ratified a new three year collective bargaining contract. We believe our relations with our employees, including union employees, are good.

Raw Materials

     Our principal raw materials are grain and grain products, flour, corn syrup, sugar, soybean oil, tomatoes, various nuts such as peanuts and cashews, and liquid chocolate. We purchase raw materials and a variety of packaging materials from local, regional, national and international suppliers. The cost of raw materials used in the Company’s products may fluctuate widely due to weather conditions, government regulations, economic climate or other unforeseen circumstances. In fiscal 2002, ingredients and packaging represented approximately 42% and 23%, respectively, of our total cost of goods sold. From time to time, we will enter into supply contracts for periods up to three years to secure favorable pricing for ingredients and up to five years for packaging supplies.

Seasonality

     Due to our equity interest in Vail, which typically yields more than the entire year’s equity income during our second and third fiscal quarters, our net earnings are seasonal. In addition certain aspects of our operations, especially in the Snack Nuts & Candy business, are somewhat seasonal with a higher percentage of sales and operating profits expected to be recorded in the first and fourth fiscal quarters. See Note 19 in Item 8 for historical quarterly data.

Governmental Regulation; Environmental Matters

     We are subject to regulation by federal, state and local governmental entities and agencies. As a producer of goods for human consumption, our operations are subject to stringent production and labeling standards. For example, in the early 1990’s, new labeling regulations were promulgated and implemented which required us to modify information disclosed on our packaging. Recently, new labeling regulations relating to allergens and trans fatty acids have been considered by regulatory bodies. Management expects that changes in laws in the future could be implemented without a material adverse impact on our businesses if existing packaging stock may be used during a transition period while packaging declarations are modified.

     Our operations, like those of similar businesses, are subject to various federal, state and local laws and regulations with respect to environmental matters, including air and water quality, underground fuel storage tanks, waste handling and disposal and other regulations intended to protect public health and the environment. While it is difficult to quantify with certainty the potential financial impact of actions regarding expenditures for environmental matters, particularly remediation, and future capital expenditures for environmental control equipment, in the opinion of management, based upon the information currently available, the ultimate liability arising from such environmental matters, taking into account established accruals for estimated liabilities, should not have a material effect on our consolidated results of operations, financial position, capital expenditures or other cash flows.

ITEM 2. PROPERTIES

     Our principal properties are our manufacturing locations. Shown below are our owned, and where indicated, leased principal properties. We lease our principal executive offices and research and development facilities in St. Louis, Missouri. Management believes its facilities are suitable and adequate for the purposes for which they are used and are adequately maintained.

Cereal Plants	Cracker and Cookie Plants	Snack Nuts & Candy Plants	Dressings, Syrups, Jellies & Sauces Plants

Battle Creek, MI	Princeton, KY	Billerica, MA	Buckner, KY
Cedar Rapids, IA	Poteau, OK	Dothan, AL (leased)	Dunkirk, NY
Lancaster, OH	Minneapolis, MN	Womelsdorf, PA (candy only)	Fredonia, NY
Sparks, NV	Tonawanda, NY		Kansas City, KS
	Ripon, WI (two plants)		Los Angeles, CA (leased)
	Kent, WA (leased)		Streator, IL
	Clearfield, UT (leased)		Williams, CA
Ogden, UT (leased)

ITEM 3. LEGAL PROCEEDINGS

     We are a party to a number of legal proceedings in various state and federal jurisdictions. These proceedings are in varying stages and many may proceed for protracted periods of time. Some proceedings involve complex questions of fact and law. Additionally, our operations, like those of similar businesses, are subject to various federal, state, and local laws and regulations intended to protect public health and the environment, including air and water quality and waste handling and disposal.

     Pending legal liability, if any, from these proceedings cannot be determined with certainty; however, in the opinion of management based upon the information presently known, the liability of the Company, if any, arising from the pending legal proceedings, as well as from asserted legal claims and known potential legal claims which are probable of assertion, taking into account established accruals for estimated liabilities (if any), are not expected to be material to our consolidated financial position, results of operations and cash flows. In addition, while it is difficult to quantify with certainty the potential financial impact of actions regarding expenditures for compliance with regulatory matters, in the opinion of management, based upon the information currently available, the ultimate liability arising from such compliance matters should not be material to the Company’s consolidated financial position, results of operations and cash flows.

     Additionally, we retained certain potential liabilities associated with divested businesses (its former branded cereal business and ski resort business). Presently, management believes that taking into account applicable liability caps, sharing arrangements with acquiring entities and the known facts and circumstances regarding the retained liabilities, potential liabilities of the divested businesses should not be material to the Company’s consolidated financial position, results of operations and cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to the security holders during the fourth quarter of fiscal year 2002.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

Joe R. Micheletto	66	Chief Executive Officer and President since September 1996. He served as Co-Chief Executive Officer and Chief Financial Officer from March 1994 to September 1996 with the Company. He served as Chief Executive Officer of Ralston Resorts from May 1991 to January 1997. Mr. Micheletto is also a Director of the Company.

Thomas G. Granneman	53	Corporate Vice President and Controller. Mr. Granneman has held the same position with the Company since January 1999. He joined Ralcorp in December 1996 as Vice President and Controller.

Kevin J. Hunt	51	Corporate Vice President; and President, Bremner, Inc. He has held the same position with the Company since October 1995.

Robert W. Lockwood	59	Corporate Vice President, General Counsel and Secretary of the Company. He has held the same position with the Company since March 1994.

Scott Monette	41	Corporate Vice President and Treasurer. He has held this position with the Company since September 2001. He joined Ralcorp in January 2001 as Vice President and Treasurer. Prior to joining Ralcorp, Mr. Monette was Chief Investment Officer/Benefit Plans for Hallmark Cards, Inc. from December 1998 to January 2001. He served as Corporate Debt Manager for Hallmark Cards, Inc. from January 1996 to December 1998.

James A. Nichols	54	Corporate Vice President; and President, Ralston Foods. He has held the same position with the Company since October 2002. He served as Corporate Vice President; and President, The Carriage House Companies, Inc. from June 2000 to September 2002. Mr. Nichols served as Corporate Vice President; and President, Ralston Foods from October 1996 to June 2000.

David P. Skarie	56	Corporate Vice President; and President, The Carriage House Companies, Inc. and Nutcracker Brands, Inc. He has held the Carriage House position with the Company since October 2002 and the Nutcracker position with the Company since April 2002. He served as Corporate Vice President; and President, Ralston Foods from June 2000 to September 2002. Mr. Skarie served as Corporate Vice President and Director of Customer Development of Ralston Foods from March 1994 to June 2000.

Ronald D. Wilkinson	52	Corporate Vice President and Director of Product Supply of Ralston Foods. He has held the same position with the Company since October 1996.

(Ages are as of December 31, 2002)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company’s common stock is traded on the New York Stock Exchange under the symbol “RAH”. There were 12,654 shareholders of record on November 21, 2002. The Company has never paid cash dividends and has no plan to pay cash dividends in the foreseeable future. The range of high and low sale prices of Ralcorp common stock as reported on the NYSE Composite Tape is set forth in Note 19 of the financial statements filed as a part of this document under Item 8.

ITEM 6. SELECTED FINANCIAL DATA

FIVE YEAR FINANCIAL SUMMARY

(In millions except per share data)

	Year Ended September 30,

	2002	2001	2000	1999	1998

Statements of Earnings and Cash Flows Data
Net sales	$1,280.3	$1,178.0	$847.0	$666.2	$574.9
Costs and expenses	(1,153.3)	(1,064.0)	(748.8)	(588.1)	(515.6)
Depreciation and amortization (a)	(35.8)	(41.6)	(34.3)	(23.1)	(18.2)
Interest expense, net	(5.9)	(15.9)	(8.8)	(1.4)	-
Plant closure, relocation, and restructuring (b)	-	(2.6)	(2.5)	-	-
Merger termination fee, net of related expenses (c)	-	4.2	-	-	-
Gain on sales of businesses (d)	-	-	-	-	18.7

Earnings before income taxes and equity earnings	85.3	58.1	52.6	53.6	59.8
Income taxes	(30.7)	(22.1)	(19.6)	(20.1)	(22.8)
Equity in (loss) earnings of Vail Resorts, Inc.,
net of related deferred income taxes (e)	(.8)	3.9	3.4	2.9	6.6

Net earnings	$53.8	$39.9	$36.4	$36.4	$43.6

Earnings per share:
Basic	$1.79	$1.34	$1.21	$1.17	$1.33
Diluted	$1.77	$1.33	$1.19	$1.15	$1.32
Weighted average shares outstanding:
Basic	30.0	29.9	30.2	31.1	32.7
Diluted	30.4	30.1	30.6	31.7	33.1
Cash provided (used) by:
Operating activities (f)	$110.8	$131.0	$33.0	$42.0	$38.1
Investing activities	(69.0)	(90.2)	(236.0)	(75.6)	(11.2)
Financing activities (f)	(42.5)	(41.0)	205.2	23.2	(23.0)
Food Business EBITDA (g)	127.0	114.0	98.2	78.1	59.3
Balance Sheet Data
Working capital (excl. cash and cash equivalents)	$85.4	$95.6	$144.8	$66.4	$33.3
Total assets	832.5	817.9	804.7	483.8	417.9
Long-term debt	179.0	223.1	264.4	42.8	-
Shareholders’ equity	436.1	389.4	350.3	324.1	307.3

(a)	On October 1, 2001, Ralcorp adopted FAS 142 and therefore stopped amortizing goodwill.
(b)	During 2001, Ralcorp recorded plant closure and relocation costs ($1.6 after taxes) related to the closure of its facilities in San Jose, CA and Baltimore, MD. During 2000, Ralcorp recorded Baltimore closure costs ($1.6 after taxes).
(c)	Agribrands International, Inc. terminated a merger agreement with Ralcorp on December 1, 2000. Ralcorp received a payment of $5.0 as a termination fee, which was recorded net of related expenses, resulting in after-tax income of $2.6.
(d)	On September 10, 1998, Ralcorp completed the sale of Beech-Nut Nutrition Corporation, resulting in an after-tax gain of $11.6.
(e)	In 2002, Ralcorp adjusted its equity earnings to reflect the cumulative effect of earnings restatements made by Vail Resorts, Inc. As a result of a change in Vail’s fiscal year end, 1998 includes only 10 months of Vail’s highly seasonal results.
(f)	In 2001, the sale of accounts receivable provided $61 (operating) which were used to reduce long-term debt (financing).
(g)	Food Business EBITDA consists of earnings before interest, income taxes, depreciation and amortization, excluding equity earnings and nonrecurring items (plant closure, relocation, and restructuring; merger termination fee; gain on sales of businesses). Ralcorp considers Food Business EBITDA to be an important indicator of the operational strength and performance of its businesses, including the ability to provide cash flows to service debt and fund capital expenditures. Food Business EBITDA, however, should not be considered an alternative to operating or net income as an indicator of the performance of Ralcorp, or as an alternative to cash flows from operating activities as a measure of liquidity, in each case determined in accordance with generally accepted accounting principles. In addition, this definition of Food Business EBITDA may not be comparable to similarly titled measures reported by other companies.

9

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and capital resources of Ralcorp Holdings, Inc. (Company). This discussion should be read in conjunction with the financial statements under Item 8, especially Note 18, and the “Cautionary Statement on Forward-Looking Statements” on page 3.

     Significant changes to the Company’s business mix and nonrecurring events that have been recorded over the last three years affect the comparisons of fiscal 2002, 2001, and 2000 operations. Consequently, comparative results are more difficult to analyze and explain. Where practicable, this discussion addresses not only the financial results as reported, but also the key results and factors affecting Ralcorp’s on-going businesses.

RECENTLY ISSUED ACCOUNTING STANDARDS

     See Note 1 to the financial statements in Item 8 for a discussion regarding recently issued accounting standards, including FAS 133, 140, 141, 142, 143, 144, 145, and 146; SAB 101; and EITF 00-10, 00-14, 00-22, and 00-25.

RESULTS OF OPERATIONS

Consolidated

     Net Sales Net sales grew from $847.0 million in fiscal 2000 to nearly $1.2 billion in 2001 and nearly $1.3 billion in 2002. The 39% increase from 2000 to 2001 and the 9% increase from 2001 to 2002 were due primarily to the timing of business acquisitions. Refer to the segment discussions below for specific factors affecting results.

     Operating Expenses The following table shows operating expenses as a percentage of net sales.

	Year Ended September 30,

	2002	2001	2000

Net Sales	100.0%	100.0%	100.0%
Cost of products sold	80.3%	80.9%	79.3%
Selling, general and administrative	12.6%	13.0%	13.1%
Earnings before Interest, Nonrecurring
Items, Income Taxes and Equity Earnings	7.1%	6.1%	7.6%

As acquisitions have continued to change the Company’s business mix, the percentage of sales figures have changed, reflecting the lower gross margin and operating cost structure of the Snack Nuts & Candy and Dressings, Syrups, Jellies & Sauces businesses. The three-year gross margin trend was also affected by the temporary ingredient and labor cost increases within the snack nuts operation in fiscal 2000 and the competitive pricing pressures in fiscal 2001. In fiscal 2002, gross margins increased as a result of improved operating efficiencies in the Dressings, Syrups, Jellies & Sauces division and lower ingredient costs in the Snack Nuts & Candy division. The declining trend in selling, general and administrative (SG&A) expenses can be partially attributed to the ability of the Cereals, Crackers & Cookies operations to grow their revenue bases while keeping their overall cost structure relatively stable. In addition, in fiscal 2002 the Company adopted FAS 142 which discontinued the amortization of goodwill. All considered, the percentage for cost of products sold is expected to decline slightly in fiscal 2003 (primarily as a result of the sale of the unprofitable honey and ketchup businesses and the inclusion of a full year of results from the Lofthouse business) and the SG&A percentage is expected to remain around 13 percent.

     Interest Expense, Net Net interest expense increased from $8.8 million in 2000 to $15.9 million in 2001, as long-term debt increased from $42.8 million at the beginning of fiscal 2000 to $264.4 million by September 30, 2000 and decreased only slightly to $223.1 million by September 30, 2001. The increased debt levels were primarily the result of borrowings to fund business acquisitions, partially offset by proceeds from the sale of receivables at the end of fiscal 2001. Net interest expense decreased to $5.9 million for fiscal 2002 as a result of lower debt levels and lower interest rates. Ralcorp reduced its long-term debt to $179.0 million by September 30, 2002 as cash from operations exceeded cash needs for business acquisitions and capital expenditures. Since the Company’s interest rates are set on a short-term basis, the declining market rates throughout fiscal 2001 and 2002 had a favorable effect on interest expense. Similarly, the Company expects to benefit from low rates in fiscal 2003 if short-term rates remain favorable.

     Plant Closure and Relocation Costs On July 24, 2000, the Company announced its plan to close the Baltimore, MD plant of its Dressings, Syrups, Jellies & Sauces segment and move production to its Dunkirk, NY facility. In conjunction with this plan, the Company recorded charges in the fourth quarter of fiscal 2000 in the amount of $2.5 million related to termination benefits for 132 production employees and 37 administrative employees and a write-down of assets to be sold. On January 23, 2001, the Company announced its plan to close the San Jose, CA plant of its Dressings, Syrups, Jellies & Sauces segment and move production to its other facilities. Both of these closures were essentially completed by the end of fiscal 2001. During 2001, additional Baltimore closure and relocation costs of $1.9 million were expensed along with $.7 million related to San Jose, for a total of $2.6 million. For more information, including related liabilities recorded through purchase accounting, see Note 3 to the financial statements in Item 8.

     Income Taxes Income tax provisions generally reflect statutory tax rates, adjusted by the effects of non-deductible goodwill amortization expense. The effective rate for fiscal 2002 is lower than in fiscal 2001 and 2000 because the Company has not recorded goodwill amortization expense since its adoption of FAS 142 on October 1, 2001.

     Equity in Earnings of Vail Resorts, Inc. The Company’s pre-tax earnings from Vail were $5.2 million for fiscal 2000 and improved to $6.0 million for fiscal 2001, as snowfall amounts and timing were favorable. For fiscal 2002, Ralcorp recorded a pre-tax loss of $1.2 million from its investment in Vail. That loss included adjustments totaling $4.9 million to reflect the cumulative effect of Vail’s earnings restatements for prior years, driven primarily by a change in accounting for initiation fees related to the sale of memberships in its private clubs. The adjustments had no effect on earnings before equity earnings or Food Business EBITDA.

Cereals, Crackers & Cookies

     Fiscal 2002 vs. Fiscal 2001

     Net sales for the Cereals, Crackers & Cookies segment were up $80.8 million in fiscal 2002 from fiscal 2001, as the Ralston Foods cereal division and the Bremner cracker and cookie division contributed increases of $1.9 million and $78.9 million, respectively. While most of Bremner’s growth came from the addition of the Lofthouse business, acquired January 30, 2002, sales at its other cookie businesses grew more than 25 percent as a result of additional co-manufacturing business and ongoing expansion with existing private label customers. Cracker sales volumes were down slightly due to lower demand for saltines. At Ralston Foods, incremental sales to existing customers, driven by several recent product introductions and additional distribution of established items, were offset by price concessions, additional product promotions, and less co-manufacturing business. Ready-to-eat (RTE) cereal volumes were up 1 percent from last year and hot cereal volume was up 4 percent.

     Profit contribution for the segment increased $11.7 million from $58.4 million (10.2% of net sales) in fiscal 2001 to $70.1 million (10.7% of net sales) in fiscal 2002. Again, most of the improvement was the result of the acquired Lofthouse business and related synergies. In addition, the segment’s profit was reduced by $2.4 million in fiscal 2001, while goodwill was not amortized in fiscal 2002 due to the adoption of FAS 142. Finally, in fiscal 2002 the segment benefited from favorable volumes, plant efficiencies, and lower freight and energy costs, greatly offset by price concessions, promotional programs and rising ingredient costs.

     Fiscal 2001 vs. Fiscal 2000

     Net sales for the Cereals, Crackers & Cookies segment improved $30.7 million, or 6 percent, from fiscal 2000 to fiscal 2001, as the Ralston Foods cereal division and the Bremner cracker and cookie operation contributed increases of $14.4 million and $16.3 million, respectively. Most of the improvements at Ralston Foods were the result of new product offerings and increased distribution with several key customers. Despite an industry decline in the overall RTE cereal category, Ralston Foods’ fiscal 2001 base store brand RTE cereal volume, excluding co-manufacturing, increased more than 4 percent from fiscal 2000. Average RTE prices declined during fiscal 2001 due to competitive pricing pressures, but showed slight improvement in the fourth quarter. Volume under RTE co-manufacturing agreements in fiscal 2001 was nearly double the volume of fiscal 2000, but lower pricing partially offset the impact on net sales. Ralston Foods’ hot cereal sales were up 1 percent year-over-year as a result of favorable product mix. Bremner cracker volumes improved 1 percent in fiscal 2001, while cookie volumes were up 20 percent as a result of new customer sales. The impact on net sales dollars was not as great since much of the new volume consisted of lower-priced sandwich crème cookies. In addition to improved sales from its pre-existing cracker and cookie businesses, Bremner benefited from a full year of revenue from Cascade Cookie Company in fiscal 2001, acquired on January 28, 2000.

     Fiscal 2001 profit contribution for the Cereals, Crackers & Cookies segment was up 2 percent from fiscal 2000. Profit was hurt by reduced margins caused by competitive pricing pressures and higher energy and packaging costs. These negative effects were more than offset by lower ingredient costs, improved production efficiencies due to increased volumes, and the continued focus on aggressive cost containment.

Dressings, Syrups, Jellies & Sauces

     The Company’s Dressings, Syrups, Jellies & Sauces segment, also known as The Carriage House Companies, Inc., is comprised of Martin Gillet & Co., Inc., acquired at the beginning of March 1999, The Red Wing Company, Inc., acquired on July 14, 2000, and The Torbitt & Castleman Company, LLC, acquired January 31, 2001. The segment’s net sales increased from $125.8 million in fiscal 2000 to $420.5 million in 2001 and $451.5 in 2002. The increases were primarily due to the timing of the acquisitions as noted above. Fiscal 2000 included Martin Gillet’s results for the full year and two and a half months of results from Red Wing. Fiscal 2001 included a full year of Martin Gillet and Red Wing and eight months from Torbitt & Castleman. Fiscal 2002 included a full year of results from all of the component businesses. In a comparison of actual fiscal 2001 results to pro forma fiscal 2000 results (including actual Red Wing results for the full year and actual Torbitt results for February through September), sales volumes were up 1 percent, but corresponding net sales dollars, which were negatively affected by competitive pricing pressures and product mix in the first half of the year, were down 2 percent. In fiscal 2002, the favorable impact of sales to new customers and increased business with some major existing customers was offset by pricing concessions in certain categories and a reduction of volume with a co-manufacturing customer.

     The segment’s profit contribution increased from $3.5 million (2.8% of net sales) in fiscal 2000 to $7.6 million (1.8%) in fiscal 2001 and $13.5 million (3.0%) in fiscal 2002. The dollar increase from year to year is again partially attributable to the timing of acquisitions. Profit as a percent of sales was reduced in fiscal 2000 and the first half of fiscal 2001 by lower sales volumes, competitive pricing pressures, higher energy and packaging costs, and incremental expenses associated with integrating the three companies. During the second half of fiscal 2001, profit as a percent of sales improved to 3.1% as the segment benefited from savings from the closure of the two facilities and additional synergies with Torbitt & Castleman. Those savings and synergies continued into fiscal 2002, but the benefits were offset by a gross margin decline due to increased ingredient costs, lower co-manufacturing volumes, and competitive pricing pressures. In addition, the segment’s profit was reduced by $3.2 million and $1.0 million of goodwill amortization expense in fiscal 2000 and 2001, respectively, while goodwill was not amortized in fiscal 2002 due to the adoption of FAS 142.

Snack Nuts & Candy

     Net sales for the Snack Nuts & Candy segment increased from $176.7 million in fiscal 2000 to $182.3 million in fiscal 2001, then decreased to $172.8 million in fiscal 2002. Fiscal 2000 included only 5 months of results from James P. Linette, Inc., a chocolate candy manufacturer acquired on May 1, 2000. Excluding the sales contribution of the Linette business, snack nut sales declined from 2000 to 2001 as a result of a reduction in sales to a major customer. The 2002 decline was the result of the loss of a few customers in competitive bidding, partially offset by increased business with continuing customers.

     The segment’s profit contribution increased from $9.7 million (5.5% of net sales) in fiscal 2000 to $15.9 million (8.7%) in fiscal 2001 and $20.6 million (11.9%) in fiscal 2002. The fiscal 2001 and 2002 percentages improved as a result of favorable ingredient costs, specifically cashew costs which have trended down from significant highs in fiscal 2000. In addition, a plant closure in fiscal 2000 caused initial inefficiencies related to the relocation of production lines in that year, but fiscal 2001 and 2002 benefited from the resulting manufacturing efficiencies and cost savings. Finally, the segment’s profit was reduced by $1.8 million and $2.4 million of goodwill amortization expense in fiscal 2000 and 2001, respectively, while goodwill was not amortized in fiscal 2002 due to the adoption of FAS 142.

LIQUIDITY AND CAPITAL RESOURCES

     The Company’s businesses have historically focused on generating positive cash flows through operations. Management believes that the Company will continue to generate operating cash flows through its mix of businesses and expects that short-term and long-term liquidity requirements will be met through a combination of operating cash flows and strategic use of borrowings under committed and uncommitted credit arrangements. Capital resources remained strong at September 30, 2002 with a net worth of $436.1 million and a long-term debt to total capital ratio of 29 percent.

Cash Flows from Operating Activities

     Cash flows from operations were $110.8 million, $131.0 million, and $33.0 million in 2002, 2001, and 2000, respectively. Operating cash flows, which are primarily affected by cash earnings and changes in working capital, were augmented in fiscal 2001 by $61.0 million of proceeds from the sale of receivables in September. See Note 10 to the financial statements in Item 8 for more information about the Company’s three-year agreement to sell its receivables on an ongoing basis. Cash earnings (net earnings before depreciation, amortization, deferred income taxes, equity earnings and other noncash items) have been growing along with the Company, from $76.8 million in 2000 to $81.8 million in 2001 and $86.2 million in 2002. From a cash flow standpoint, this growth in cash earnings was offset in 2000 and 2001 by increases in working capital, excluding the effects of acquisitions, of $41.6 million and $13.3 million, respectively. Much of the large fiscal 2000 increase was the result of a normal seasonal inventory build up at Red Wing’s tomato paste production facility which occurred after the acquisition of Red Wing. Working capital, excluding cash and cash equivalents, was $85.4 million at September 30, 2002 compared to $95.6 million and $144.8 million at September 30, 2001 and 2000, respectively. Excluding the effects of acquisitions and the net payments related to the sale of receivables, working capital decreased $18.8 million during fiscal 2002. Emphasis on working capital reduction resulted in lower inventory levels and improved collection times of accounts receivable, partially offset by a decrease in accounts payable due to the timing of purchases.

Cash Flows from Investing Activities

     Net cash paid for business acquisitions totaled $52.1 million in fiscal 2002 (Lofthouse Foods), $55.6 million in fiscal 2001 (Torbitt & Castleman), and $212.5 million in fiscal 2000 (Ripon Foods, Cascade, Linette and Red Wing). See Note 2 to the financial statements in Item 8 for more information about acquisitions.

     Capital expenditures were $29.1 million, $35.7 million, and $24.1 million in fiscal years 2002, 2001, and 2000, respectively. Capital expenditures for fiscal 2003 are expected to approach $40 million.

     In fiscal 2002, Ralcorp received $10.0 million of proceeds from the sale of its Carriage House facility in San Jose, CA, with no material gain or loss.

Cash Flows from Financing Activities

     Ralcorp borrowed $215.4 million under various credit agreements during fiscal 2000 to fund acquisitions as noted above. Strong operating cash flows and reduced acquisition activity allowed the Company to reduce its long-term debt in fiscal 2001 and 2002 by $41.7 million and $44.1 million, respectively. On October 16, 2001, the Company entered into a $275 million revolving credit agreement, replacing agreements scheduled to expire during fiscal 2002. Borrowings under the new agreement are unsecured and mature on October 16, 2004 unless such date is extended. Also on October 16, 2001, the total amount of uncommitted credit arrangements with banks was reduced to $35 million. Total remaining availability under the Company’s existing credit agreements was $137.0 million at September 30, 2002 and Ralcorp was in compliance with all covenants (see Note 13). Further cash needs could be met through the sale of the Company’s investment in Vail Resorts, Inc., which had a market value of $107 million at September 30, 2002. See Note 6 to the financial statements in Item 8 for more information about this investment, including restrictions on divestiture.

     The Company repurchased $10.6 million of its common stock during fiscal 2000. During the first quarter of fiscal 1999, the Company’s Board of Directors approved an authorization to buy back up to two million shares of the Company’s common stock from time to time as management determines. In February 2001, the Board approved an authorization to buy back an additional one million shares. As of September 30, 2002, 1,690,700 shares remained available for repurchase by the Company pursuant to those authorizations.

     In November 2002, the Board approved a tender offer for up to 4,000,000 shares at a single price not in excess of $24.00 and not less than $21.00 per share. The offer was in the form of a modified “Dutch Auction” where the final price is determined based upon the number of shares, and the respective prices, tendered. The offer resulted in the purchase of 1.15 million shares at a purchase price of $24.00 per share.

OUTLOOK

Cereals, Crackers & Cookies

     The level of competition in the cereal category continues to be intense. Competition comes from branded box cereal manufacturers, branded bagged cereal producers and other private label cereal providers. For the last several years, category growth in ready to eat and hot cereals has been minimal, which has added to its competitive nature. When branded competitors focus on price/promotion, the environment for private label producers becomes more challenging. Ralston Foods must maintain an effective price gap between its quality private label cereal products and those of branded cereal producers, thereby providing the best value alternative for the consumer.

     Cost increases, including recent increases in ingredient costs, contribute to margin pressures. Ralston Foods manages these cost increases by selected forward purchasing and hedging of certain ingredients. Increased employee health care and other benefit costs are likely to continue into the foreseeable future. Accordingly, aggressive cost containment remains an important goal of the organization. In addition, increased distribution is required to remain competitive whether through new and improved product emulations or new co-manufacturing opportunities.

     The Company’s cracker and cookie operation, Bremner, also conducts business in a highly competitive category and is affected by many of the same cost challenges. Major branded competitors continue to market and promote their offerings aggressively and many smaller, regional branded and private label manufacturers provide additional competitive pressures. Bremner’s ability to maintain a sufficient price gap between products of branded producers and Bremner’s quality private label emulations and its ability to realize improved operating efficiencies from recent acquisitions will be important to its results of operations.

     The division continues its effort to maximize synergies through the combination of Lofthouse with Cascade, which has given Bremner a significant presence in the in-store bakery cookie category. In addition, Bremner will continue to focus on cost containment, new products and volume growth of existing products in order to improve operating results.

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

     Carriage House’s competitors, both large and small, continue to be very aggressive on pricing. In addition, the division is also being negatively affected by ingredient cost increases as well as increased employee health care and benefit costs. Adding to these difficulties, union employees of the division’s Fredonia and Dunkirk, NY plants were on strike from November 19 to November 23, 2002. On November 20, 2002, Ralcorp issued a press release indicating that based on information currently available, the Company expects that, without taking into account any effect of the strike, Carriage House’s earnings for the first quarter of fiscal 2003 will be significantly below those reported for the same period last year and could be break even or a modest loss. Carriage House sold product to a branded company under several co-manufacturing agreements, the last of which expired in November 2002. These contracts accounted for approximately 5 percent of the segment’s fiscal 2002 net sales and a greater percentage of its operating profit. However, the Company expects that the effect of these lost sales on net earnings will not be material to Ralcorp as a whole.

     Management has undertaken an aggressive plan to improve performance by selling unprofitable businesses and continuing to rationalize production capacity. In June 2002, the Company sold its honey operations. In September, the Company announced its intention to significantly reduce operations at the Streator, IL facility and move production to other facilities. In November, the Company sold its ketchup operations. Costs associated with the Streator reorganization and the sale of the ketchup business, including employee severance costs and write-off of equipment, are estimated at $5 million and will be recognized in the first half of fiscal 2003.

     Increasing sales to new and existing customers, integrating product offerings of the combined organizations, further cost reductions, and capturing of additional synergies will continue to be critical objectives.

     The cost of peanuts, a major ingredient for Carriage House (peanut butter), has been favorably impacted by the farm bill which was signed into law in May 2002. Although the Company expects to benefit from lower peanut costs in fiscal 2003, the effect on profit cannot be quantified at this time.

     As discussed in Note 2 to the financial statements in Item 8, the fair value of the Carriage House reporting unit only slightly exceeded its carrying value as of June 30, 2002. In accordance with the provisions of FAS 142, the Company will monitor this unit closely to determine whether circumstances change that would reduce its fair value below its carrying amount. For example, fair value would be diminished if the forecasted benefits of the cost reduction plans discussed above are not realized, or are negated by lost customers or pricing pressures, and the unit is not able to achieve its planned results. If the fair value drops below the carrying value, Carriage House goodwill would likely be impaired and an impairment loss would be recorded immediately as a charge against earnings.

Snack Nuts & Candy

     Snack nuts and candy continue to be very competitive categories. This segment of Ralcorp faces significant competition from branded manufacturers as well as private label and regional producers. During fiscal 2002, competitive bids for store brand customer business resulted in either loss of margins or loss of customers to competitors. Management expects this margin pressure to continue into the foreseeable future. The segment will continue to focus on maintaining its customer base and the high quality of its products and on developing new products.

     The segment has recently benefited from lower raw material costs. The cost of cashews, a major ingredient, has trended down from significant highs in fiscal 2000 but now appears to have stabilized. As discussed above, the 2002 farm bill has resulted in lower peanut costs and may have a favorable effect on future profitability, but this effect cannot be quantified at this time.

Vitamin Litigation

     On November 13, 2002, the Company received $4.8 million from one defendant in settlement of claims related to vitamin antitrust litigation. Litigation is ongoing regarding similar claims with additional defendants, but the outcomes cannot be determined at this time.

Overall

     The Company’s management believes that the opportunities in the private label and value brand areas are favorable for long-term growth. Management has taken significant steps to reshape the Company, reducing its reliance on any one business segment while achieving sufficient scale in the categories in which it operates. Management expects to continue to improve its business mix through volume and profit growth of existing businesses, as well as through acquisitions or alliances. Management will continue to explore those acquisition opportunities that strategically fit with the Company’s intention to be the premier provider of private label, or value-oriented, food products.

INFLATION

     Management recognizes that inflationary pressures may have an adverse effect on the Company through higher asset replacement costs, related depreciation and higher material costs. The Company tries to minimize these effects through cost reductions and productivity improvements as well as price increases to maintain reasonable profit margins. It is management’s view that inflation has not had a significant impact on operations in the three years ended September 30, 2002.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The following discussion is presented pursuant to the United States Securities and Exchange Commission’s Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies.” The policies below are both important to the representation of the Company’s financial condition and results and require management’s most difficult, subjective or complex judgments.

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

     The Company records estimated reductions to revenue for customer incentive offerings. Should a greater proportion of customers redeem incentives than estimated by the Company, additional reductions to revenue may be required.

     Inventories are valued at the lower of cost or market value and have been reduced by an allowance for obsolete product and packaging materials. The estimated allowance is based on management’s review of inventories on hand compared to estimated future usage and sales. If market conditions and actual demands are less favorable than those projected by management, additional inventory write-downs may be required.

     Management reviews long-lived assets, including leasehold improvements and property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value less the cost to sell.

     Goodwill represents the excess of the cost of acquired businesses over the fair market value of their identifiable net assets. In the first quarter of fiscal 2002, Ralcorp adopted FAS 142, which requires that the Company no longer amortize goodwill but review for impairment on a regular basis. During fiscal 2002, Ralcorp completed its transitional impairment tests and its initial annual impairment tests, which resulted in no impairment. The goodwill impairment tests require the Company to estimate the fair value of its businesses, for which Ralcorp utilizes discounted cash flow analyses based on projected cash flows.

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

     Liabilities for workers’ compensation and accrued health care costs are estimated based on historical experience and expected trends.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     In the ordinary course of business, the Company is exposed to commodity price risks relating to the acquisition of raw materials. The Company utilizes derivative financial instruments, including futures contracts and options, to manage certain of these exposures when it is practical to do so. As of September 30, 2002 and 2001, a hypothetical 10% adverse change in the market price of the Company’s principal commodities, including corn, oats, wheat and soybean oil, would have decreased the fair value of the Company’s derivatives portfolio by $1.1 million and $1.6 million, respectively. This volatility analysis ignores changes in the exposures inherent in the underlying hedged transactions. Because the Company does not hold or trade derivatives for speculation or profit, all changes in derivative values are effectively offset by corresponding changes in the underlying exposures. For more information, see Note 1 and Note 12 to the financial statements included in Item 8.

     The Company has interest rate risk with respect to interest expense on variable rate debt. At September 30, 2002 and 2001, the Company had $178.6 million and $222.5 million of variable rate debt outstanding. A hypothetical 10% adverse change in weighted average interest rates during fiscal 2002 and 2001 would have had an unfavorable impact of $.4 million and $1.0 million, respectively, on both the Company’s net earnings and cash flows. For more information, see Note 13 and Note 20 to the financial statements included in Item 8.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF MANAGEMENT

     Management of Ralcorp Holdings, Inc. is responsible for the preparation and integrity of the Company’s financial statements. These statements have been prepared in accordance with generally accepted accounting principles and in the opinion of management fairly present the Company’s financial position, results of operations and cash flow.

     The Company maintains accounting and internal control systems that it believes are adequate to provide reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition and that the financial records are reliable for preparing financial statements. The selection and training of qualified personnel, the establishment and communication of accounting and administrative policies and procedures, and an extensive program of internal audits are important elements of these control systems.

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

REPORT OF INDEPENDENT ACCOUNTANTS

To the Shareholders and Board of Directors of Ralcorp Holdings, Inc.:

     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Ralcorp Holdings, Inc. and its subsidiaries at September 30, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     As discussed in Note 1 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill to conform to Statement of Financial Accounting Standards No. 142.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
St. Louis, Missouri
October 30, 2002, except for Note 20, which is as of December 11, 2002

RALCORP HOLDINGS, INC.

CONSOLIDATED STATEMENT OF EARNINGS

(Dollars in millions except per share data, shares in thousands)

	Year Ended September 30,

	2002	2001	2000

Net Sales	$1,280.3	$1,178.0	$847.0

Costs and Expenses
Cost of products sold	1,027.6	952.4	672.0
Selling, general and administrative	161.5	153.2	111.1
Interest expense, net	5.9	15.9	8.8
Plant closure and relocation costs	-	2.6	2.5
Merger termination fee, net of related expenses	-	(4.2)	-

Total Costs and Expenses	1,195.0	1,119.9	794.4

Earnings before Income Taxes and Equity Earnings	85.3	58.1	52.6
Income Taxes	30.7	22.1	19.6

Earnings before Equity Earnings	54.6	36.0	33.0
Equity in (Loss) Earnings of Vail Resorts, Inc., Net of Related Deferred Income Taxes	(.8)	3.9	3.4

Net Earnings	$53.8	$39.9	$36.4

Basic Earnings per Share	$1.79	$1.34	$1.21

Diluted Earnings per Share	$1.77	$1.33	$1.19

Weighted Average Shares for Basic Earnings per Share	29,961	29,889	30,150
Dilutive effect of:
Stock options	471	197	213
Restricted stock awards	1	-	-
Deferred compensation awards	-	-	206

Weighted Average Shares for Diluted Earnings per Share	30,433	30,086	30,569

See accompanying Notes to Consolidated Financial Statements.

RALCORP HOLDINGS, INC.

CONSOLIDATED BALANCE SHEET

(In millions except share and per share data)

	September 30,

	2002	2001

Assets
Current Assets
Cash and cash equivalents	$3.2	$3.9
Investment in Ralcorp Receivables Corporation	29.7	41.0
Miscellaneous receivables	6.2	9.0
Inventories	161.6	164.1
Deferred income taxes	5.1	3.7
Prepaid expenses and other current assets	2.8	3.0

Total Current Assets	208.6	224.7
Investment in Vail Resorts, Inc.	80.8	81.9
Property, Net	282.6	287.4
Goodwill	238.0	209.5
Other Intangible Assets, Net	13.9	8.1
Other Assets	8.6	6.3

Total Assets	$832.5	$817.9

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$75.2	$86.2
Other current liabilities	44.8	39.0

Total Current Liabilities	120.0	125.2
Long-term Debt	179.0	223.1
Deferred Income Taxes	36.3	39.9
Other Liabilities	61.1	40.3

Total Liabilities	396.4	428.5

Commitments and Contingencies
Shareholders’ Equity
Common stock, par value $.01 per share
Authorized: 300,000,000 shares
Issued: 33,011,317 shares	.3	.3
Capital in excess of par value	110.0	109.9
Retained earnings	386.4	332.6
Common stock in treasury, at cost (2,985,066 and 3,101,643 shares)	(49.9)	(51.9)
Unearned portion of restricted stock	(.1)	-
Accumulated other comprehensive loss	(10.6)	(1.5)

Total Shareholders’ Equity	436.1	389.4

Total Liabilities and Shareholders’ Equity	$832.5	$817.9

See accompanying Notes to Consolidated Financial Statements.

RALCORP HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(In millions)

	Year Ended September 30,

	2002	2001	2000

Cash Flows from Operating Activities
Net earnings	$53.8	$39.9	$36.4
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization	35.8	41.6	34.3
Deferred income taxes	(4.6)	6.3	8.8
Plant closure and relocation costs	-	-	2.5
Sale of receivables, net	(4.4)	61.0	-
Equity in loss (earnings) of Vail Resorts, Inc.	1.2	(6.0)	(5.2)
Changes in current assets and liabilities, net of effects of acquisitions:
Decrease (increase) in receivables	23.0	.4	(13.0)
Decrease (increase) in inventories	6.2	(7.6)	(23.3)
Decrease in prepaid expenses and other current assets	.4	.6	-
Decrease in accounts payable and other current liabilities	(10.8)	(6.7)	(5.3)
Other, net	10.2	1.5	(2.2)

Net cash provided by operating activities	110.8	131.0	33.0

Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	(52.1)	(55.6)	(212.5)
Additions to property and intangible assets	(29.1)	(35.7)	(24.1)
Proceeds from sale of property	12.4	1.1	.6
Other, net	(.2)	-	-

Net cash used by investing activities	(69.0)	(90.2)	(236.0)

Cash Flows from Financing Activities
Net (repayments) borrowings under credit arrangements	(44.1)	(41.7)	215.4
Proceeds from exercise of stock options	1.6	.7	.4
Purchase of treasury stock	-	-	(10.6)

Net cash (used) provided by financing activities	(42.5)	(41.0)	205.2

Net (Decrease) Increase in Cash and Cash Equivalents	(.7)	(.2)	2.2
Cash and Cash Equivalents, Beginning of Year	3.9	4.1	1.9

Cash and Cash Equivalents, End of Year	$3.2	$3.9	$4.1

See accompanying Notes to Consolidated Financial Statements.

RALCORP HOLDINGS, INC.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

(Dollars in millions)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Common Stock in Treasury	Unearned Portion of Restricted Stock	Accum. Other Compre- henisve Loss	Total

Balance, September 30, 1999	$.3	$110.1	$256.3	$(42.6)	$-	$-	$324.1
Net earnings			36.4				36.4
Purchase of treasury stock
(approx. 705,000 shares)				(10.6)			(10.6)
Activity under stock plans
(approx. 28,000 shares)		(.1)		.5			.4

Balance, September 30, 2000	$.3	$110.0	$292.7	$(52.7)	$-	$-	$350.3
Net earnings			39.9				39.9
Minimum pension liability
adjustment, net of $ 1.1 tax benefit						(1.9)	(1.9)
Net gain on cash flow hedging
instruments, net of $.2 tax expense						.4	.4

Comprehensive income							38.4
Activity under stock plans
(approx. 49,000 shares)		(.1)		.8			.7

Balance, September 30, 2001	$.3	$109.9	$332.6	$(51.9)	$-	$(1.5)	$389.4
Net earnings			53.8				53.8
Minimum pension liability
adjustment, net of $ 5.7 tax benefit						(9.8)	(9.8)
Net gain on cash flow hedging
instruments, net of $.4 tax expense						.7	.7

Comprehensive income							44.7
Activity under stock plans
(approx. 117,000 shares)		.1		2.0	(.1)		2.0

Balance, September 30, 2002	$.3	$110.0	$386.4	$(49.9)	$(.1)	$(10.6)	$436.1

See accompanying Notes to Consolidated Financial Statements.

RALCORP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions except per share data)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Consolidation – The financial statements are presented on a consolidated basis and include the accounts of Ralcorp and its majority-owned subsidiaries. All significant intercompany transactions have been eliminated. Investments in 20%–50%-owned companies are presented on the equity basis (see Note 6).

     Estimates – The financial statements have been prepared in conformity with generally accepted accounting principles, which require management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates and assumptions.

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

     Property, Plant and Equipment is recorded at cost and depreciation expense is generally provided on the straight-line basis by charges to costs or expenses at rates based on the estimated useful lives of the properties. Estimated useful lives range from 3 to 15 years for machinery and equipment and 10 to 50 years for buildings and leasehold improvements. Depreciation expense was $32.3, $29.4, and $24.7 in fiscal 2002, 2001, and 2000, respectively.

     Other Intangible Assets consist of a trademark and computer software developed or obtained for internal use. The trademark currently has an indefinite life and is not subject to amortization. The computer software is recorded at cost and amortized evenly over its estimated useful life, ranging from 3 to 5 years. Amortization expense related to software was $3.5, $4.2, and $4.6 in fiscal 2002, 2001, and 2000, respectively, with $3.4, $1.2, and $.3 scheduled for fiscal 2003, 2004, and 2005, respectively.

     Recoverability of Long-lived Assets – The Company continually evaluates whether events or circumstances have occurred which might impair the recoverability of the carrying value of its long-lived assets, including identifiable intangibles and goodwill. An asset is deemed impaired and written down to its fair value if estimated related future cash flows are less than its carrying amount.

     Investments – The Company funds a portion of its deferred compensation liability by investing in certain mutual funds in the same amounts as selected by the participating employees. Because management’s intent is to invest in a manner that matches the deferral options chosen by the participants and those participants can elect to transfer amounts in or out of each of the designated deferral options at any time, these investments have been classified as trading assets and are stated at fair value in “Other Assets”. Both realized and unrealized gains and losses on these assets are included in earnings and offset the related change in the deferred compensation liability.

     Revenue is recognized in accordance with shipping terms. Net sales reflect gross sales, including amounts billed to customers for shipping and handling, less sales discounts and allowances.

     Shipping and Handling costs defined as freight are included in “Cost of products sold,” while storage and other warehousing costs are included in “Selling, general, and administrative.” Storage and other warehousing costs totaled $40.1, $34.2, and $23.9 in fiscal 2002, 2001, and 2000, respectively.

     Advertising costs are expensed as incurred.

     Stock-based Compensation is recognized using the intrinsic value method. For disclosure purposes, pro forma net earnings and earnings per share amounts are provided as if the fair value method had been applied (see Note 17).

     Recently Issued Accounting Standards – Significant developments in accounting rules are discussed below.

     The Company adopted Statement of Financial Accounting Standards (FAS) No. 133, as amended, on October 1, 2000 (see Note 12).

     During fiscal 2001, the Company adopted the consensus of the Emerging Issues Task Force (EITF) on issue 00-22, “Accounting for ‘Points’ and Certain Other Time-Based or Volume-Based Sales Incentive Offers, and Offers for Free Products or Services to Be Delivered in the Future.” The adoption had no impact on the Company’s results and is not expected to have a material effect in the future.

     Also during fiscal 2001, the Company adopted the Securities and Exchange Commission Staff Accounting Bulletin (SAB) 101, “Revenue Recognition in Financial Statements.” SAB 101 provides guidance on recognition, presentation and disclosure of revenue in financial statements. The adoption had no impact on the Company’s results and is not expected to have a material effect in the future.

     During the fourth quarter of fiscal 2001, the Company implemented accounting reclassifications as a result of EITF 00-10, as well as 00-14 and 00-25 which were later codified and reconciled in EITF 01-9. These reclassifications had no impact on net earnings or earnings per share but did affect reported net sales, cost of products sold, and selling, general and administrative expenses. All periods presented reflect these reclassifications.

     In September 2000, the Financial Accounting Standards Board (FASB) issued FAS 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities – a Replacement of FASB Statement No. 125”. FAS 140 revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, yet carries over the majority of the provisions of FAS 125. FAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. Accordingly, the Company followed the provisions of FAS 140 as they relate to its sale of receivables in September 2001 (see Note 10).

     In June 2001, the FASB issued FAS 141, “Business Combinations,” which applies to all business combinations initiated after June 30, 2001. The major provisions of FAS 141 include (a) the elimination of the pooling-of-interests method of accounting for business combinations, (b) additional criteria for the recognition of intangible assets independent of goodwill, and (c) disclosure of the primary reasons for a business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption (see Note 2).

     On October 1, 2001, the Company adopted FAS 142, “Goodwill and Other Intangible Assets,” which stops the amortization of goodwill and requires a goodwill impairment test at least annually. Neither the transitional impairment test at adoption nor the first annual test as of June 30, 2002 resulted in impairment of Ralcorp’s goodwill. The following schedules show net earnings and earnings per share adjusted to exclude Ralcorp’s goodwill amortization expense (net of tax effects) and to adjust Ralcorp’s equity earnings to exclude the goodwill amortization expense of Vail Resorts, Inc.

	2002	2001	2000

Reported net earnings	$53.8	$39.9	$36.4
Add back: Goodwill amortization	-	6.2	4.4
Adjust: Equity in earnings of Vail Resorts, Inc.	-	.6	.6

Adjusted net earnings	$53.8	$46.7	$41.4

Basic earnings per share:
Reported net earnings	$1.79	$1.34	$1.21
Add back: Goodwill amortization	-	.21	.14
Adjust: Equity in earnings of Vail Resorts, Inc.	-	.02	.02

Adjusted net earnings	$1.79	$1.57	$1.37

Diluted earnings per share:
Reported net earnings	$1.77	$1.33	$1.19
Add back: Goodwill amortization	-	.21	.14
Adjust: Equity in earnings of Vail Resorts, Inc.	-	.02	.02

Adjusted net earnings	$1.77	$1.56	$1.35

     FAS 143, “Accounting for Asset Retirement Obligations,” is effective for financial statements issued for fiscal years beginning after June 15, 2002. FAS 143 addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company does not currently have any obligations within the scope of FAS 143, and therefore does not believe its adoption will have a material impact on its financial position, earnings or cash flows.

     FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” is effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those years. FAS 144 supersedes FAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” but retains the requirements to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. The Company does not expect the adoption of FAS 144 to have a material impact on its financial position, earnings or cash flows.

     FAS 145, “Rescission of FASB Statements No. 4, 55, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” is generally effective for the Company for fiscal year 2003. The Company does not expect the adoption of FAS 145 to have a material impact on its financial position, earnings or cash flows.

     FAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of an entity’s commitment to an exit plan. Costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. FAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of FAS 146 to have a material impact on its financial position, earnings or cash flows.

     Reclassifications – Certain prior years’ amounts have been reclassified to conform to the current year’s presentation.

NOTE 2 – ACQUISITIONS AND GOODWILL

     All of the following acquisitions were accounted for using the purchase method of accounting, whereby the results of operations are included in the consolidated statement of earnings from the date of acquisition. The purchase price, including costs of acquisition, has been allocated to acquired assets and liabilities based on their estimated fair values at the date of acquisition, and any excess has been allocated to goodwill. Such allocations are subject to adjustment when additional analysis concerning asset and liability values is finalized, but generally no later than one year after the date of acquisition. Management does not expect the final allocations to differ materially from the allocation amounts included herein. Goodwill for each acquisition is deductible for income tax purposes unless otherwise noted.

Fiscal 2002

     On January 30, 2002, the Company completed the purchase of 100% of the stock of Lofthouse Foods Incorporated (Lofthouse) for $52.8 in cash obtained through borrowings from the Company’s revolving credit agreement. Headquartered in Clearfield, Utah with plants in Clearfield and Ogden, Utah, Lofthouse is a producer of high quality cookies that are sold to the in-store bakeries of major U.S. grocers and mass merchandisers. The combination of Lofthouse with Cascade, acquired in 2000, gives Ralcorp a significant presence in this fast-growth category. The acquired business, with approximately $70 in annual sales, is reported in the Cereals, Crackers and Cookies segment. The condensed balance sheet below shows the purchase price allocation at the acquisition date. The assigned goodwill is expected to be deductible for tax purposes. The trademark has an indefinite life and is not subject to amortization.

Cash	$.7
Receivables	4.5
Inventories	3.7
Other current assets	.2
Property	12.1
Goodwill	28.4
Trademark	9.0
Other assets	.1

Total assets	$58.7

Accounts payable	$3.8
Other current liabilities	2.1
Shareholders’ equity	52.8

Total liabilities and shareholders’ equity	$58.7

Fiscal 2001

     On January 31, 2001, the Company completed the purchase of the wet products portion of The Torbitt & Castleman Company, LLC (T&C), located in Buckner, KY. Acquired product lines include private label syrups, Mexican sauces, jams and jellies, barbecue sauces, flavored syrups and other specialty sauces and are part of the Dressings, Syrups, Jellies & Sauces segment. The $55.6 cost exceeded the fair value of the net assets acquired by $38.9. Before the adoption of FAS 142, that goodwill was being amortized on a straight-line basis over 25 years.

Fiscal 2000

     On October 4, 1999, the Company completed the purchase of Ripon Foods, Inc., which manufactures a wide variety of high quality private label and branded cookie products, including sugar wafers and wire cut and enrobed cookies. The $43.1 cost exceeded the estimated fair value of the net assets acquired by $15.5. Before the adoption of FAS 142, that goodwill was being amortized (nondeductible for income tax purposes) on a straight-line basis over 25 years. Included in the acquisition cost allocation were liabilities totaling approximately $1.7 related to the Company’s plan to terminate or relocate certain Ripon Foods employees (see Note 3).

     On January 28, 2000, the Company completed the purchase of Cascade Cookie Company, Inc., a leading manufacturer and marketer of high quality cookies that are sold to the in-store bakeries of major U.S. grocery chains and selected mass merchandisers. The $22.1 cost exceeded the estimated fair value of the net assets acquired by $18.0. Before the adoption of FAS 142, that goodwill was being amortized (nondeductible for income tax purposes) on a straight-line basis over 25 years.

     On May 1, 2000, the Company completed the purchase of James P. Linette, Inc., which manufactures chocolate products, including peanut butter and caramel cups, as well as chocolate covered peanuts. The $34.5 cost exceeded the estimated fair value of the net assets acquired by $21.7. Before the adoption of FAS 142, that goodwill was being amortized on a straight-line basis over 25 years.

     On July 14, 2000, the Company completed the purchase of The Red Wing Company, Inc., a leading manufacturer of private label shelf-stable wet filled type products such as salad dressings, table syrups, peanut butter, jams, jellies and various sauces. The $145.7 cost exceeded the estimated fair value of the net assets acquired (which included $27.7 of cash) by $44.5. Before the adoption of FAS 142, that goodwill was being amortized (nondeductible for income tax purposes) on a straight-line basis over 35 years. Included in the acquisition cost allocation were liabilities totaling approximately $1.6 related to the Company’s plan to close the San Jose facility and terminate or relocate certain Red Wing employees (see Note 3).

Pro Forma Information

     The following unaudited pro forma information presents the results of operations of the Company, including equity earnings from Vail, as if the fiscal 2002 and 2001 acquisitions described above had occurred as of October 1, 2000. Pro forma adjustments to earnings are net of income taxes at Ralcorp’s rates and include actual Lofthouse and T&C earnings before taxes, additional interest expense and, in 2001, amortization of related goodwill totaling $1.7 after taxes. These pro forma results may not necessarily reflect the actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations.

	2002	2001

Net sales	$1,306.1	$1,274.3
Net earnings	54.0	39.0
Basic earnings per share	1.80	1.31
Diluted earnings per share	1.77	1.30

Goodwill

     The changes in the carrying amount of goodwill by reportable segment (see Note 18) were as follows:

	Cereals, Crackers & Cookies	Dressings, Syrups, Jellies & Sauces	Snack Nuts & Candy	Total

Balance, September 30, 2000	$59.7	$58.8	$55.8	$174.3
Goodwill acquired	-	38.8	-	38.8
Purchase price allocation adjustments	(1.3)	4.7	1.0	4.4
Goodwill amortization	(2.4)	(3.2)	(2.4)	(8.0)

Balance, September 30, 2001	$56.0	$99.1	$54.4	$209.5
Goodwill acquired	28.4	-	-	28.4
Purchase price allocation adjustments	-	.1	-	.1

Balance, September 30, 2002	$84.4	$99.2	$54.4	$238.0

NOTE 3 – PLANT CLOSURE AND RELOCATION COSTS AND RESERVES

     On July 24, 2000, the Company announced its plan to close the Baltimore, MD plant of its Dressings, Syrups, Jellies & Sauces segment and move production to its Dunkirk, NY facility. In conjunction with this plan, the Company recorded charges in the fourth quarter of fiscal 2000 in the amount of $2.5 ($1.6 after taxes, or $.05 per share) related to termination benefits for 132 production employees and 37 administrative employees and a write-down of assets to be sold. The land, building and equipment which was not transferred to Dunkirk were written down to approximately $1.1 to reflect their estimated realizable value net of selling expenses. These charges were fully utilized by the end of fiscal year 2001. Also during 2001, additional costs totaling $1.9 were incurred and are included on the Statement of Earnings as “Plant closure and relocation costs”.

     Concurrent with the Ripon acquisition in fiscal 2000 (see Note 2), the Company recorded a reserve of approximately $1.7 in the Ripon opening balance sheet related to the severance of 46 administrative employees at Ripon. Recording this reserve had no effect on the Company’s earnings, but resulted in a corresponding increase in goodwill. Approximately $.2 of this reserve remained as of September 30, 2000 and was paid during fiscal year 2001.

     On January 23, 2001, the Company announced its plan to close the San Jose, CA plant of its Dressings, Syrups, Jellies & Sauces segment and move production to its other facilities. This process was essentially complete by the end of fiscal 2001. The Company recorded $1.6 of the costs associated with this closure as a liability assumed during the purchase of The Red Wing Company (see Note 2), including $1.0 related to termination benefits for 64 production employees and 17 administrative employees. In addition to the amounts recorded in purchase accounting, costs totaling $.7 were expensed during 2001 and are included on the Statement of Earnings as “Plant closure and relocation costs”.

These costs and reserves are summarized in the following table.

	Fiscal 2000			Fiscal 2001			Fiscal 2002

	Amounts Added	Amounts Utilized	Ending Reserve	Amounts Added	Amounts Utilized	Ending Reserve	Amounts Utilized	Ending Reserve

Baltimore severance costs	$1.9	$-	$1.9	$-	$(1.9)	$-	$-	$ -
Baltimore asset write-down	.6	-	.6	-	(.6)	-	-	-
Other Baltimore closure and relocation costs	-	-	-	1.9	(1.9)	-	-	-
Ripon severance costs	1.7	(1.5)	.2	-	(.2)	-	-	-
San Jose severance costs	-	-	-	1.0	(.8)	.2	(.2)	-
Other San Jose closure and relocation costs	-	-	-	1.3	(.9)	.4	(.4)	-

	$4.2	$(1.5)	$2.7	$4.2	$(6.3)	$.6	$(.6)	$ -

NOTE 4 – MERGER TERMINATION FEE

     Agribrands International, Inc. terminated a merger agreement with Ralcorp on December 1, 2000. In accordance with the agreement, Ralcorp received a payment of $5.0 as a termination fee, which was recorded in the first quarter of fiscal 2001 net of related expenses. The after-tax effect of this nonrecurring income item was $2.6, or $.09 per diluted share.

NOTE 5 – INCOME TAXES

     The provision for income taxes consisted of the following:

	2002	2001	2000

Current:
Federal	$27.6	$16.7	$11.7
State	2.1	1.2	.9

	29.7	17.9	12.6

Deferred:
Federal	.8	4.4	5.8
State	.2	(.2)	1.2

	1.0	4.2	7.0

Income taxes	30.7	22.1	19.6
Deferred income taxes on equity earnings (federal)	(.4)	2.1	1.8

Total provision for income taxes	$30.3	$24.2	$21.4

     A reconciliation of income taxes with amounts computed at the statutory federal rate follows:

	2002	2001	2000

Computed tax at federal statutory rate (35%)	$29.4	$22.4	$20.2
State income taxes, net of federal tax benefit	1.5	.7	1.4
Non-deductible goodwill amortization	-	1.2	.9
Other, net	(.6)	(.1)	(1.1)

	$30.3	$24.2	$21.4

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets (liabilities) at September 30 were as follows:

	2002			2001

	Assets	Liabilities	Net	Assets	Liabilities	Net

Current:
Accrued liabilities	$2.4	$-	$2.4	$2.3	$-	$2.3
Inventories	2.1	-	2.1	.9	-	.9
Other items	.6	-	.6	.5	-	.5

	5.1	-	5.1	3.7	-	3.7

Noncurrent:
Equity investment in Vail	-	(21.8)	(21.8)	-	(22.0)	(22.0)
Property basis differences	-	(32.6)	(32.6)	-	(31.5)	(31.5)
Intangible assets	-	(5.1)	(5.1)	-	(1.4)	(1.4)
Pension	8.2	-	8.2	1.8	-	1.8
Postretirement benefits	5.4	-	5.4	5.3	-	5.3
Deferred compensation	5.6	-	5.6	4.2	-	4.2
Insurance reserves	3.8	-	3.8	3.3	-	3.3
Other items	.2	-	.2	.4	-	.4

	23.2	(59.5)	(36.3)	15.0	(54.9)	(39.9)

Total deferred taxes	$28.3	$(59.5)	$(31.2)	$18.7	$(54.9)	$(36.2)

NOTE 6 – EQUITY INVESTMENT IN VAIL RESORTS, INC.

     On January 3, 1997, the Company sold its ski resorts holdings (Resort Operations) to Vail Resorts, Inc. (Vail) in exchange for 7,554,406 shares of Vail common stock (NYSE:MTN). At the date of the exchange, the Company’s equity interest in the underlying net assets of Vail exceeded the net book value of the net assets contributed by the Company to Vail by $37.5. This excess is being amortized ratably to the investment in Vail over 20 years. The unamortized excess was $26.7 and $28.6 as of September 30, 2002 and 2001, respectively. The amount of retained earnings that represents undistributed earnings of Vail was $14.6 and $15.4 as of September 30, 2002 and 2001, respectively.

     The following table summarizes information about the Company’s equity investment in Vail at September 30:

	2002	2001

Ownership percentage	21.5%	21.5%
Carrying value	$80.8	$81.9
Market value	107.0	105.0

     Terms of a shareholder agreement provide that the Company will not acquire any additional shares of Vail stock except in limited circumstances. The Company has registration rights with respect to the Vail stock, but the shareholder agreement provides that, with certain limited exceptions, Vail and its largest shareholder can purchase at market prices any Vail stock the Company desires to sell. The Company can only sell its Vail stock in a registered offering allowed under the shareholder agreement or in private transactions (provided the purchaser agrees to be bound by the shareholder agreement). The shareholder agreement provides that the Company will vote the shares of Vail stock in accordance with the recommendation of Vail’s Board of Directors with respect to shareholder proposals and nominations to that Board, and with respect to other proposals, in proportion to the votes of all other shareholders. However, the Company may vote as it deems appropriate with respect to proposals for the merger of Vail, the sale of all Vail assets, the creation of any other class of voting stock of Vail or changes to Vail’s certificate of incorporation or bylaws if such changes adversely affect the Company’s rights under the shareholder agreement. The Company has two representatives on the 17-member Vail Board of Directors.

    Vail’s fiscal year ends July 31, so the Company reports equity earnings on a two-month time lag. In October 2002, Vail filed an amended Annual Report on Form 10-K for July 31, 2001, which included restatements and reclassifications of previously issued financial information. Most of the changes were driven by a change in accounting for initiation fees related to the sale of memberships in Vail’s private clubs. Because the effects on Ralcorp’s earnings were immaterial for any single year and in total, the Company chose to reflect the full $4.9 impact ($3.2 after taxes, or $.10 per diluted share) in fiscal 2002 rather than restate its previously reported financial statements. The adjustments had no effect on earnings before equity earnings. Vail’s summarized financial information, as restated, follows.

	Year Ended July 31, 2002	Year Ended July 31, 2001	Year Ended July 31, 2000

Net revenues	$615.3	$543.8	$539.0
Total operating expenses	564.8	495.8	491.5

Income from operations	$50.5	$48.0	$47.5

Income before cumulative effect
of change in accounting principle	$9.3	$13.6	$10.4

Net income	$7.6	$13.6	$10.4

	July 31, 2002	July 31, 2001

Current assets	$109.4	$102.9
Noncurrent assets	1,338.3	1,085.2
Total assets	$1,447.7	$1,188.1

Current liabilities	$152.9	$130.9
Noncurrent liabilities	762.0	539.4
Minority interest	25.5	21.1
Stockholders’ equity	507.3	496.7

Total liabilities and stockholders’ equity	$1,447.7	$1,188.1

NOTE 7 – EARNINGS PER SHARE

     Options to purchase shares of common stock which were outstanding at September 30 and could potentially dilute basic earnings per share in the future but which were not included in the computation of diluted earnings per share for the year then ended because to do so would have been antidilutive for the period were 470,000, 22,500, and 844,500 for fiscal 2002, 2001, and 2000, respectively. Likewise, approximately 125,000 and 95,000 share equivalents were outstanding under a deferred compensation plan at September 30, 2002 and 2001, respectively, but were not dilutive for the years then ended. See Note 17 for more information about outstanding options and deferred compensation plans.

NOTE 8 – SUPPLEMENTAL EARNINGS STATEMENT AND CASH FLOW INFORMATION

	2002	2001	2000

Repair and maintenance expenses	$41.8	$36.7	$27.0
Advertising and promotion expenses	8.7	8.2	8.1
Research and development expenses	5.0	4.4	4.0
Interest paid	6.1	16.4	8.3
Income taxes paid, net of refunds	29.9	13.6	12.6

NOTE 9 – SUPPLEMENTAL BALANCE SHEET INFORMATION

	September 30,

	2002	2001

Inventories
Raw materials and supplies	$59.3	$66.1
Finished products	102.3	100.5

	161.6	166.6
Allowance for obsolete inventory	(2.9)	(2.5)

	$158.7	$164.1

Property
Land	$5.2	$11.3
Buildings and leasehold improvements	86.6	88.6
Machinery and equipment	365.1	335.2
Construction in progress	18.7	15.1

	475.6	450.2
Accumulated depreciation	(193.0)	(162.8)

	$282.6	$287.4

Other Intangible Assets
Computer software	$21.6	$21.4
Trademark	9.0	-

	30.6	21.4
Accumulated amortization	(16.7)	(13.3)

	$13.9	$8.1

Other Current Liabilities
Compensation	$15.1	$11.3
Advertising and promotion	14.7	12.8
Other items	15.0	14.9

	$44.8	$39.0

NOTE 10 – SALE OF RECEIVABLES

     To reduce its long-term debt, on September 24, 2001 the Company entered into a three-year agreement to sell, on an ongoing basis, all of its trade accounts receivable to a wholly owned, bankruptcy-remote subsidiary called Ralcorp Receivables Corporation (RRC). RRC funds its purchases of Ralcorp trade receivables by selling up to $66.0 of ownership interests in such receivables to a bank commercial paper conduit, which issues commercial paper to investors. Ralcorp continues to service the receivables as agent for RRC and the bank conduit. RRC is a qualifying special purpose entity under FAS 140 and the sale of Ralcorp receivables to RRC is considered a true sale for accounting, tax and legal purposes. Therefore, the trade receivables sold and the related commercial paper borrowings are not recorded on Ralcorp’s consolidated balance sheet. However, the Company’s consolidated balance sheet does reflect an investment in RRC that in substance represents a subordinated retained interest in the trade receivables sold. As of September 30, 2002, the outstanding balance of receivables (net of an allowance for doubtful accounts) sold to RRC was $86.3 and proceeds received were $56.6, resulting in a retained interest of $29.7. As of September 30, 2001, the outstanding balance of receivables sold was $102.0 and proceeds received were $61.0, resulting in a retained interest of $41.0. No material gain or loss resulted from the initial transactions in fiscal 2001, while discounts related to the sale of receivables totaled $1.2 for the year ended September 30, 2002 and are included on the statement of earnings in “Selling, general and administrative” expenses.

NOTE 11 – ALLOWANCES FOR DOUBTFUL ACCOUNTS AND OBSOLETE INVENTORY

	2002	2001	2000

Allowance for Doubtful Accounts
Balance, beginning of year	$-	$1.6	$2.1
Provision charged to expense (income)	.1	.4	(.1)
Write-offs, less recoveries	(.3)	(.3)	(.7)
Acquisitions	-	.2	.3
Transfers to Ralcorp Receivables Corporation	.2	(1.9)	-

Balance, end of year	$-	$-	$1.6

Allowance for Obsolete Inventory
Balance, beginning of year	$2.5	$1.6	$.9
Provision charged to expense	5.5	3.6	1.3
Write-offs of inventory	(5.2)	(2.8)	(1.7)
Acquisitions	.1	.1	1.1

Balance, end of year	$2.9	$2.5	$1.6

NOTE 12 – DERIVATIVES AND OTHER FINANCIAL INSTRUMENTS

Fair Values

     The carrying amounts reported on the Consolidated Balance Sheet for cash and cash equivalents, receivables and accounts payable approximate fair value because of the short maturities of these financial instruments. The estimated fair value of the Company’s long-term debt (see Note 13) approximates book value since the interest rates on nearly all of the outstanding borrowings are adjusted frequently.

Concentration of Credit Risk

     The Company’s primary concentration of credit risk is related to certain trade accounts receivable due from several highly leveraged or “at risk” customers. At September 30, 2002 and 2001, the amount of such receivables was immaterial. Consideration was given to the financial position of these customers when determining the fair value of the Company’s subordinated retained interest in accounts receivable (see Note 10).

Hedging Activities

     On October 1, 2000, the Company implemented, on a prospective basis, Statement of Financial Accounting Standards (FAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by FAS 137 and FAS 138 (collectively, the “Statement”). This Statement requires all derivatives to be recognized in the balance sheet at fair value, with changes in that fair value to be recorded in current earnings or deferred in other comprehensive income, depending on whether the derivative instrument qualifies as a hedge and, if so, the nature of the hedging activity. The Company’s transition adjustment upon adoption of the Statement was immaterial. In the ordinary course of business, the Company is exposed to commodity price risks relating to the acquisition of raw materials and supplies and interest rate risks relating to debt. Authorized individuals within the Company may utilize derivative financial instruments, including (but not limited to) futures contracts, option contracts, forward contracts and swaps, to manage certain of these exposures by hedging when it is practical to do so. The terms of these instruments generally do not exceed twelve months. The Company is not permitted to engage in speculative or leveraged transactions and will not hold or issue financial instruments for trading purposes. Hedge accounting is only applied when the derivative is deemed to be highly effective at offsetting changes in fair values or anticipated cash flows of the hedged item or transaction. Earnings impacts for all designated hedges are recorded in the Consolidated Statement of Earnings within the same line item as the gain or loss on the item being hedged. For a fair value hedge of a recognized asset or liability or unrecognized firm commitment, the entire change in fair value of the derivative is recorded in earnings as incurred. For a cash flow hedge of an anticipated transaction, the ineffective portion of the change in fair value of the derivative is recorded in earnings as incurred, whereas the effective portion is deferred in accumulated other comprehensive income in the Consolidated Balance Sheet until the transaction is realized, at which time any deferred hedging gains or losses are recorded in earnings. During fiscal 2002 and 2001, hedging activities consisted only of cash flow hedges on ingredient purchases. Hedge gains totaling $2.0 were deferred into accumulated other comprehensive income during fiscal 2002, $.9 was reclassified into earnings, and $.1 of ineffectiveness was recorded in earnings as incurred. Corresponding amounts were immaterial during fiscal 2001. The contractual amounts of the related derivatives totaled $10.5 and $15.5 at September 30, 2002 and 2001, respectively, while the corresponding fair values were not significant.

NOTE 13 – LONG-TERM DEBT

     Long-term debt consisted of the following at September 30:

	2002		2001

	Balance Outstanding	Interest Rate	Balance Outstanding	Interest Rate

$275 Revolving Credit Agreement	$165.0	2.754%	$-	n/a
Credit Agreement A	-	n/a	40.0	3.531%
Credit Agreement B	-	n/a	160.0	4.611%
Uncommited credit arrangements	8.0	2.700%	16.9	4.108%
Industrial Development Revenue Bond	5.6	1.540%	5.6	2.280%
Other	.4	Various	.6	Various

	$179.0		$223.1

     On October 16, 2001, the Company entered into a $275 revolving credit agreement. Borrowings under the credit agreement incur interest at the Company’s choice of either (1) LIBOR plus the applicable margin rate (currently 0.875%) or (2) the maximum of the federal funds rate plus 0.50% or the prime rate. Such borrowings are unsecured and mature on October 16, 2004 unless such date is extended. The credit agreement calls for an unused fee (currently 0.20%), payable quarterly in arrears, and contains certain representations, warranties, covenants and conditions customary to credit facilities of this nature. The covenants include requirements that debt cannot exceed three times EBITDA (defined generally as net earnings plus taxes, interest expense, and depreciation and amortization), EBIT (defined generally as net earnings plus interest and taxes) must be at least three times interest expense, and an adjusted net worth formula must remain above a certain minimum total.

     On April 28, 1999, the Company entered into a $125 revolving credit agreement (Credit Agreement A) maturing April 28, 2002. As of September 30, 2001, interest was incurred on Credit Agreement A at the Company’s choice of either (1) LIBOR plus 0.875% or (2) the maximum of the federal funds rate plus 0.50% or the prime rate. Credit Agreement A called for an unused commitment fee of 0.175%, payable quarterly in arrears, and contained certain representations, warranties, covenants and conditions customary to credit facilities of this nature. Credit Agreement A was fully repaid and terminated on October 16, 2001.

     On July 10, 2000, the Company entered into a $200 revolving credit agreement (Credit Agreement B). On April 10, 2001, Credit Agreement B was converted into a $200 term loan maturing January 10, 2002. As of September 30, 2001, interest was incurred on this loan at the Company’s choice of either (1) LIBOR plus 1.25% or (2) the maximum of the federal funds rate plus 0.50% or the prime rate. This loan was fully repaid on October 16, 2001.

     The Company has entered into uncommitted credit arrangements with banks that totaled $35.0 as of September 30, 2002. Borrowings under these arrangements typically have terms of less than a week. The amounts outstanding under these arrangements at September 30, 2002 matured October 1, 2002. Based upon management’s intent and ability to refinance these amounts on a long-term basis, they were classified as long-term.

     Through the acquisition of The Red Wing Company, Inc., the Company acquired an Industrial Development Revenue Bond in the amount of $5.6, which bears interest at a variable rate and matures on April 1, 2005.

     As of September 30, 2002, $8.6 in letters of credit and surety bonds were outstanding with various financial institutions, principally related to self-insurance requirements and the Industrial Development Revenue Bond.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

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

     Pending legal liability, if any, from these proceedings cannot be determined with certainty; however, in the opinion of Company management, based upon the information presently known, the ultimate liability of the Company, if any, arising from the pending legal proceedings, as well as from asserted legal claims and known potential legal claims which are probable of assertion, taking into account established accruals for estimated liabilities (if any), are not expected to be material to the Company’s consolidated financial position, results of operations and cash flows. In addition, while it is difficult to quantify with certainty the potential financial impact of actions regarding expenditures for compliance with regulatory matters, in the opinion of management, based upon the information currently available, the ultimate liability arising from such compliance matters should not be material to the Company’s consolidated financial position, results of operations and cash flows.

     Additionally, the Company has retained certain potential liabilities associated with divested businesses (its former branded cereal business and ski resort business). Presently, management believes that taking into account applicable liability caps, sharing arrangements with acquiring entities and the known facts and circumstances regarding the retained liabilities, potential liabilities of the divested businesses should not be material to the Company’s consolidated financial position, results of operations and cash flows.

Lease Commitments

     Future minimum rental payments (receipts) under noncancelable operating leases and subleases in effect as of September 30, 2002 were:

	2003	2004	2005	2006	2007	Later	Total

Leases	$5.8	$5.0	$3.8	$1.4	$.4	$.2	$16.6
Subleases	(.6)	(.6)	(.6)	-	-	-	(1.8)

     Rent expense for all operating leases was $7.6, $7.2, and $4.2 (net of sublease income of $.6, $.6, and $.4) in fiscal 2002, 2001, and 2000, respectively.

Container Supply Agreement

     During fiscal 2002, the Company entered into a ten-year agreement to purchase certain containers from a single supplier. It is believed that the agreement was related to the supplier’s financing arrangements regarding the container facility. The Company’s total purchases under the agreement were $2.6 in fiscal 2002. Generally, to avoid a shortfall payment requirement, the Company must purchase approximately 700 million additional containers by the end of the ten-year term. The minimum future payment obligation cannot be determined at this time, but is currently estimated at $5.0.

Other Contingencies

     In connection with the sale of the Company’s Resort Operations in 1997, Vail assumed the obligation to repay, when due, certain indebtedness of Resort Operations consisting of the following: Series 1990 Sports Facilities Refunding Revenue Bonds in the aggregate principal amount of $20.36, bearing interest at rates ranging from 7.2% to 7.875% and maturing in installments in 1998, 2006, and 2008; and Series 1991 Sports Facilities Refunding Revenue Bonds in the aggregate principal amount of $3, bearing interest at 7.125% for the portion maturing in 2002 and 7.375% for the portion maturing in 2010 (collectively, “Resort Operations Debt”). The Resort Operations Debt is guaranteed by Ralston Purina Company (Ralston). Pursuant to an Agreement and Plan of Reorganization signed when the Company was spun-off from Ralston in 1994, the Company agreed to indemnify Ralston for any liabilities associated with the guarantees. To facilitate the sale of the Company’s branded cereal business to General Mills in 1997, General Mills acquired the legal entity originally obligated to so indemnify Ralston. Pursuant to the Reorganization Agreement with General Mills, however, the Company has agreed to indemnify General Mills for any liabilities it may incur with respect to indemnifying Ralston relating to aforementioned guarantees. Presently, management believes there is not a significant likelihood that Vail will default on its repayment obligations with respect to the Resort Operations Debt.

NOTE 15 – PENSION AND OTHER POSTRETIREMENT BENEFITS

     The Company sponsors qualified and supplemental noncontributory defined benefit pension plans and other postretirement benefit plans for its employees. The following tables provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets over the two-year period ending September 30, 2002, and a statement of the funded status as of September 30 of both years.

	Pension Benefits		Other Benefits

	2002	2001	2002	2001

Change in benefit obligation
Benefit obligation at beginning of year	$124.2	$109.7	$20.6	$16.7
Service cost	4.8	4.0	.1	.1
Interest cost	8.8	8.3	1.4	1.3
Plan amendments	-	.1	-	(.2)
Actuarial loss	6.2	7.5	7.7	4.3
Acquisitions	-	-	-	-
Curtailment	-	(.4)	-	-
Benefit payments	(5.8)	(5.0)	(2.1)	(1.6)

Benefit obligation at end of year	$138.2	$124.2	$27.7	$20.6

Change in fair value of plan assets
Fair value of plan assets at beginning of year	$107.6	$137.1	$-	$-
Actual return on plan assets	(2.3)	(24.6)	-	-
Acquisitions	-	-	-	-
Employer contributions	.1	.1	-	-
Benefit payments	(5.8)	(5.0)	-	-

Fair value of plan assets at end of year	$99.6	$107.6	$-	$-

Funded status	$(38.6)	$(16.6)	$(27.7)	$(20.6)
Unrecognized net actuarial loss (gain)	35.0	14.5	13.3	5.9
Unrecognized prior service cost	-	.3	(.2)	(.1)
Unrecognized transition asset	(.1)	(.2)	-	-

Net amount recognized	$(3.7)	$(2.0)	$(14.6)	$(14.8)

Amounts recognized
Accrued benefit liability	$(22.2)	$(5.1)	$(14.6)	$(14.8)
Intangible asset	-	.1	-	-
Accumulated other comprehensive income	18.5	3.0	-	-

Net amount recognized	$(3.7)	$(2.0)	$(14.6)	$(14.8)

Weighted-average assumptions as of September 30
Discount rate	6.75%	7.25%	6.75%	7.25%
Rate of compensation increase	4.75%	5.25%	N/A	N/A
Expected return on plan assets	9.50%	9.50%	N/A	N/A

     For September 30, 2002 measurement purposes, the assumed annual rate of increase in the future per capita cost of covered health care benefits was 12% for 2003, declining gradually to an ultimate rate of 5% for 2010 and beyond. For September 30, 2001 measurement purposes, the assumed annual rate of increase in the future per capita cost of covered health care benefits was 9% for 2002, declining gradually to an ultimate rate of 6% for 2008. A 1% change in assumed health care cost trend rates would result in a corresponding change in the accumulated postretirement benefit obligation at September 30, 2002 of approximately $2.7 and in the total service and interest cost components for fiscal 2002 of approximately $.2.

The following table provides the components of net periodic benefit cost for the plans.

	Pension Benefits			Other Benefits

	2002	2001	2000	2002	2001	2000

Service cost	$4.8	$4.0	$2.9	$.1	$.1	$.1
Interest cost	8.8	8.3	6.7	1.4	1.3	1.1
Expected return on plan assets	(12.1)	(11.6)	(9.2)	-	-	-
Amortization of:
Net (gain) loss	.1	(.8)	(.2)	.3	-	-
Prior service cost	.2	.3	.3	-	-	-
Transition asset	-	(.1)	(.1)	-	-	-

Net periodic benefit cost	$1.8	$.1	$.4	$1.8	$1.4	$1.2

     In addition to the above plans, the Company sponsors defined contribution [401(k)] plans under which the Company makes matching contributions. The costs of these plans were $3.0, $2.7, and $2.2 for the years ended September 30, 2002, 2001, and 2000, respectively. The Company contributed $.9 and $1.1 to multiemployer pension plans in fiscal 2002 and 2001, respectively.

NOTE 16 – SHAREHOLDERS’ EQUITY

     On December 18, 1996, the Company’s Board of Directors declared a dividend distribution of one share purchase right (Right) for each outstanding share of the Company’s common stock. Each Right entitles a shareholder to purchase from the Company one common share at an exercise price of $30 per share subject to antidilution adjustments. The Rights, however, become exercisable only at the time a person or group acquires, or commences a public tender offer for, 20% or more of the Company’s common stock. If an acquiring person or group acquires 20% or more of the Company’s common stock, the price will be further adjusted so that each Right (other than those held by the acquiring person or group) would entitle the holder to acquire for the exercise price a number of shares of the Company’s common stock found by dividing the then current exercise price by the number of shares of the Company’s common stock for which a Right is then exercisable and dividing that amount by 50% of the then current per share market price of the Company’s common stock. In the event that the Company merges with, or transfers 50% or more of its assets or earning power to, any person or group after the Rights become exercisable, holders of the Rights may purchase, at the exercise price, common stock of the acquiring entity having a value equal to twice the exercise price. The Rights can be redeemed by the Board of Directors at $.01 per Right only up to the tenth business day after a person or group acquires 20% or more of the Company’s common stock. Also, following the acquisition by a person or group of beneficial ownership of at least 20% but less than 50% of the Company’s common stock, the Board may exchange the Rights for common stock at a ratio of one share of common stock per Right. The Rights expire on January 31, 2007.

     At September 30, 2002, 4,123,749 shares of the Company’s common stock were reserved under various employee incentive compensation and benefit plans.

     The Company has not issued any shares of preferred stock. The terms of any series of preferred stock (including but not limited to the dividend rate, voting rights, convertibility into other Company securities, and redemption) may be set by the Company’s Board of Directors.

At September 30, 2002, accumulated other comprehensive loss included $11.7 in net minimum pension liability adjustments after taxes offset by $1.1 net gain on cash flow hedging instruments after taxes. At September 30, 2001, the respective amounts were $1.9 offset by $.4.

NOTE 17 – STOCK-BASED COMPENSATION PLANS

     On January 31, 2002, the Company’s shareholders adopted the 2002 Incentive Stock Plan (Plan), which reserves shares to be used for various stock-based compensation awards and replaces the 1997 Incentive Stock Plan. The Plan provides that eligible employees may receive stock option awards and other stock awards payable in whole or part by the issuance of stock. At September 30, 2002, 1,690,399 shares were available for future awards under the Plan.

Stock Options

     Changes in incentive and nonqualified stock options outstanding are summarized in the following table.

	2002		2001		2000

	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price

Outstanding, beginning of year	2,038,000	$15.22	1,597,500	$14.09	1,687,500	$14.05
Granted	492,500	24.98	523,000	18.35	-	-
Exercised	(122,800)	13.02	(53,000)	12.00	(31,000)	12.00
Forfeited or expired	(19,900)	15.53	(29,500)	15.09	(59,000)	14.25

Outstanding, end of year	2,387,800	17.35	2,038,000	15.22	1,597,500	14.09

Exercisable, end of year	407,475	14.36	125,750	14.22	26,000	12.61

     Generally, options are exercisable beginning from three to nine years after date of grant and have a maximum term of ten years. The following table provides more information about options outstanding and exercisable at September 30, 2002.

Range of Exercise Prices	Outstanding			Exercisable

	Shares Under Option	Weighted Average Remaining Life	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price

$12.00 - $ 15.00	960,800	5.10 years	$12.96	301,600	$13.38
$15.00 - $ 20.00	934,500	7.79 years	17.82	105,875	17.17
$20.00 - $ 28.15	492,500	9.38 years	24.98	-	-

$12.00 - $ 28.15	2,387,800	7.03 years	17.35	407,475	14.36

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions and fair values for options granted each year were as follows:

	2002		2001		2000

Expected stock price volatility	37.16%		39.03%		n/a
Risk-free interest rate	4.70%		4.97%		n/a
Expected option life	7.15	yrs	6.93	yrs	n/a
Fair value (per share)	$12.14		$9.12		n/a

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

	2002	2001	2000
Net earnings	$51.3	$38.2	$34.6
Basic earnings per share	$1.71	$1.28	$1.15
Diluted earnings per share	$1.68	$1.27	$1.13

Restricted Stock Awards

     The Company granted restricted stock awards of 2,155 and 1,795 shares during fiscal 2002 and 2001, respectively, to the Chairman of the Board. These shares may not be sold, pledged, transferred or disposed of except upon the recipient’s death, voluntary termination or retirement, or termination due to expiration of the recipient’s term without re-election to a subsequent term. The weighted average grant date fair value of the awards was $23.20 per share in 2002 and $16.25 per share in 2001.

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

     The Executive Savings Investment Plan allows eligible employees to defer up to 15% of their compensation once they have reached the legislated maximum annual pre-tax contribution to the Company’s Savings Investment Plan [401(k)] or their compensation exceeds the legislated maximum compensation that can be recognized under that plan. A portion of the deferrals under this plan receives a Company matching contribution that vests at a rate of 25% for each year of Company service.

     Matching contributions related to these three deferred compensation plans resulted in additional compensation expense of approximately $.1, $.1, and $.2 for fiscal 2002, 2001, and 2000. Market adjustments to the liability and investment related to these plans resulted in pretax expense of $.6 for fiscal 2002, pretax expense of $1.9 for fiscal 2001, and pretax income of $.9 for fiscal 2000.

NOTE 18 – SEGMENT INFORMATION

     The Company’s operating segments offer different products and services and are managed separately. These operating segments have been aggregated to present the Company’s reportable segments – Cereals, Crackers & Cookies; Dressings, Syrups, Jellies & Sauces; and Snack Nuts & Candy. The Company evaluates segment performance based on profit or loss from operations before income taxes, interest, plant closure and relocation costs, and unallocated corporate expenses.

     The accounting policies of the segments are the same as those described in Note 1. The Company’s revenues were primarily generated by sales within the United States; foreign sales were immaterial. There were no material intersegment revenues. In fiscal 2002, one customer accounted for $155.8, or approximately 12%, of total net sales. Each of the segments sells products to this major customer.

     The table below presents information about reportable segments as of and for the years ended September 30. Note that “Additions to property and intangibles” excludes additions through business acquisitions (see Note 2).

	2002	2001	2000

Net sales
Cereals	$312.5	$310.6	$296.2
Crackers & Cookies	343.5	264.6	248.3
Dressings, Syrups, Jellies & Sauces	451.5	420.5	125.8
Snack Nuts & Candy	172.8	182.3	176.7

Total	$1,280.3	$1,178.0	$847.0

Profit contribution
Cereals, Crackers & Cookies	$70.1	$58.4	$57.5
Dressings, Syrups, Jellies & Sauces	13.5	7.6	3.5
Snack Nuts & Candy	20.6	15.9	9.7

Total segment profit contribution	104.2	81.9	70.7
Interest expense, net	(5.9)	(15.9)	(8.8)
Plant closure and relocation costs	-	(2.6)	(2.5)
Merger termination fee, net of related expenses	-	4.2	-
Unallocated corporate expenses	(13.0)	(9.5)	(6.8)

Earnings before income taxes and equity earnings	$85.3	$58.1	$52.6

Additions to property and intangibles
Cereals, Crackers & Cookies	$13.5	$14.2	$17.5
Dressings, Syrups, Jellies & Sauces	13.9	14.9	2.0
Snack Nuts & Candy	1.3	1.1	4.4
Corporate	.4	5.5	.2

Total	$29.1	$35.7	$24.1

Depreciation and amortization
Cereals, Crackers & Cookies	$24.0	$25.5	$25.1
Dressings, Syrups, Jellies & Sauces	8.7	11.0	3.8
Snack Nuts & Candy	2.3	4.6	4.9
Corporate	.8	.5	.5

Total	$35.8	$41.6	$34.3

Assets, end of year
Cereals, Crackers & Cookies	$337.1	$295.2	$348.1
Dressings, Syrups, Jellies & Sauces	261.2	273.8	225.8
Snack Nuts & Candy	98.1	104.0	132.0
Corporate	25.6	22.0	22.9
Investment in Ralcorp Receivables Corporation	29.7	41.0	-
Investment in Vail Resorts, Inc.	80.8	81.9	75.9

Total	$832.5	$817.9	$804.7

NOTE 19 – QUARTERLY FINANCIAL DATA (UNAUDITED)

     The results for any single quarter are not necessarily indicative of the Company’s results for any other quarter or the full year. Due to the Company’s equity interest in Vail (see Note 6), which typically yields more than the entire year’s equity income during the Company’s second and third fiscal quarters, net earnings of the Company are seasonal. In addition certain aspects of the Company’s operations, especially in the Snack Nuts & Candy segment, are somewhat seasonal with a higher percentage of sales and operating profits expected to be recorded in the first and fourth fiscal quarters. The quarterly net sales and gross profit amounts presented below reflect the reclassifications required by EITF 00-10, 00-14, and 00-25 discussed in Note 1.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year

Fiscal 2002
Net sales	$325.1	$313.5	$314.9	$326.8	$1,280.3
Gross profit	65.9	60.4	63.4	63.0	252.7
Net earnings	12.8	14.6	18.1	8.3	53.8
Diluted earnings per share	.42	.48	.59	.25	1.77
Market price per share - high	24.30	28.24	31.25	31.80	31.80
Market price per share - low	18.93	22.40	25.62	20.70	18.93
Fiscal 2001
Net sales	$287.4	$286.8	$289.9	$313.9	$1,178.0
Gross profit	55.0	52.9	56.4	61.3	225.6
Net earnings	8.7	7.7	14.4	9.1	39.9
Diluted earnings per share	.29	.26	.48	.30	1.33
Market price per share - high	16.50	18.90	18.74	20.85	20.85
Market price per share - low	13.63	15.06	15.81	17.00	13.63

NOTE 20 – SUBSEQUENT EVENTS

     In November 2002, the Company’s Board of Directors approved a tender offer for up to 4,000,000 shares of the Company’s common stock at between $21.00 and $24.00 per share. The offer was in the form of a “Dutch Auction” where the final price is determined based upon the number of shares, and the respective prices, tendered. The offer resulted in the purchase of 1.15 million shares at a purchase price of $24.00 per share on December 11, 2002.

    On November 13, 2002, the Company received $4.8 in partial settlement of its claims related to ongoing vitamin antitrust litigation.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information regarding directors under the headings “ELECTION OF DIRECTORS” and “INFORMATION ABOUT DIRECTORS AND EXECUTIVE OFFICERS” in the Company’s Notice of Annual Meeting and Proxy Statement, to be filed, is hereby incorporated by reference. Information regarding Executive Officers of the Company is included under Item 4A of Part I.

ITEM 11. EXECUTIVE COMPENSATION

     Information appearing under the heading “INFORMATION ON EXECUTIVE COMPENSATION” and the remuneration information under the caption “How does Ralcorp compensate its directors?” in the Company’s Notice of Annual Meeting and Proxy Statement, to be filed, are hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The discussion of the security ownership of certain beneficial owners and management appearing under the caption “How much Ralcorp stock do directors and executive officers own?” in the Company’s Notice of Annual Meeting and Proxy Statement, to be filed, is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information appearing under the headings “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” and “OTHER TRANSACTIONS” of the Company’s Notice of Annual Meeting and Proxy Statement, to be filed, is hereby incorporated by reference.

PART IV

ITEM 14. CONTROLS AND PROCEDURES

(a)	The Company maintains systems of internal controls with respect to gathering, analyzing and disclosing all information required to be disclosed in this report. Within the ninety days preceding the filing of this report, the Company completed an evaluation, under the supervision and with the participation of the Chief Executive Officer and President and Corporate Vice President and Controller of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon the review, such officers concluded that the design and operation of disclosure controls effectively alerted management to material information regarding the Company and required to be filed in this report.

(b)	There have been no significant changes in the Company’s internal controls or other factors that could significantly affect those controls since their review was completed.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Documents filed with this report:

1.	Financial Statements. The following financial statements are filed as a part of this document under Item 8.

– Report of Independent Accountants
– Consolidated Statement of Earnings for years ended September 30, 2002, 2001 and 2000
– Consolidated Balance Sheet at September 30, 2002 and 2001
– Consolidated Statement of Cash Flows for years ended September 30, 2002, 2001 and 2000
– Consolidated Statement of Shareholders’ Equity for the three years ended September 30, 2002
– Notes to Consolidated Financial Statements

	2.	Financial Statement Schedules. None. Schedules not included have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto. Financial statements of the Registrant’s 50% or less owned companies have been omitted because, in the aggregate, they are not significant.

	3.	Exhibits. See the Exhibit Index that appears at the end of this document and which is incorporated herein. Exhibits 10.14 to 10.41 are management compensation plans or arrangements.

(b)	Reports on Form 8-K. The Company filed the following reports on Form 8-K during the last quarter of the fiscal year:

Form 8-K filed July 30, 2002 relating to a press release dated July 30, 2002 announcing earnings for the third quarter and nine months ended June 30, 2002.

Form 8-K filed August 14, 2002 relating to a press release dated August 14, 2002 announcing revised earnings for the third quarter and nine months ended June 30, 2002.

Form 8-K filed August 14, 2002 relating to certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, relating to Form 10-Q for the period ended June 30, 2002.

Form 8-K filed August 27, 2002 relating to a press release dated August 27, 2002 announcing management changes effective October 1, 2002.

40

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Ralcorp Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RALCORP HOLDINGS, INC.

By:	/s/ JOE R. MICHELETTO

Joe R. Micheletto Chief Executive Officer and President

December 19, 2002

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

Signature	Title	Date

/s/ JOE R. MICHELETTO	Chief Executive Officer, President	December 19, 2002
and Director (Principal Executive
Joe R. Micheletto	Officer and Principal Financial Officer)

/s/ THOMAS G. GRANNEMAN	Corporate Vice President and	December 19, 2002
Controller (Principal Accounting
Thomas G. Granneman	Officer)

/s/ DAVID R. BANKS	Director	December 19, 2002

David R. Banks

/s/ JACK W. GOODALL	Director	December 19, 2002

Jack W. Goodall

/s/ M. DARRELL INGRAM	Director	December 19, 2002

M. Darrell Ingram

/s/ DAVID W. KEMPER	Director	December 19, 2002

David W. Kemper

/s/ RICHARD A. LIDDY	Director	December 19, 2002

Richard A. Liddy

/s/ WILLIAM P. STIRITZ	Director	December 19, 2002

William P. Stiritz

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

I, Joe R. Micheletto, certify that:

1.	I have reviewed this annual report on Form 10-K of Ralcorp Holdings, Inc.

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 19, 2002	/s/ JOE R. MICHELETTO

Joe R. Micheletto Chief Executive Officer and President

CERTIFICATION OF THE CHIEF FINANCIAL OFFICER

I, Thomas G. Granneman, certify that:

1.	I have reviewed this annual report on Form 10-K of Ralcorp Holdings, Inc.

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 19, 2002	/s/ THOMAS G. GRANNEMAN

Thomas G. Granneman Corporate Vice President and Controller

EXHIBIT INDEX

	Exhibit Number	Description of Exhibit

*	3.1	Restated Articles of Incorporation of Ralcorp Holdings, Inc. (Filed as Exhibit 3.1 to the Company’s Form 10-Q for the period ending December 31, 1996).

*	3.2	Bylaws of Ralcorp Holdings, Inc. (Filed as Exhibit 3.2 to the Company’s Form 10-K for the year ending September 30, 2002).

*	4.1	Shareholder Protection Rights Agreement (Filed as Exhibit 4.1 to the Company’s Registration Statement on Form 10 dated December 27, 1996).

*	4.2	First Amendment to Shareholder Rights Protection Plan (Filed as Exhibit 4 to the Company’s Form 10-Q for the period ending June 30, 1997).

*	10.1	$275,000,000 Credit Agreement among Ralcorp Holdings, Inc., the lenders named therein, and Bank One, N.A., as Agent, dated as of October 16, 2001 (Filed as Exhibit 10.1 to the Company’s Form 10-K for the year ending September 30, 2001).

*	10.2	Reorganization Agreement dated as of January 31, 1997 by and among Ralcorp Holdings, Inc., New Ralcorp Holdings, Inc., Ralston Foods, Inc., Chex, Inc. and General Mills, Inc. (Filed as Exhibit 10.2 to the Company’s Form 10-Q for the period ending December 31, 1997).

*	10.3	Tax Sharing Agreement dated as of January 31, 1997 between Ralcorp Holdings, Inc. and New Ralcorp Holdings, Inc. (Filed as Exhibit 10.5 to the Company’s Form 10-Q for the period ending December 31, 1996).

*	10.4	Receivables Purchase Agreement dated as of September 25, 2001 among Ralcorp Receivables Corporation, Ralcorp Holdings, Inc., Falcon Asset Securitization Corporation and Bank One, N.A. (Filed as Exhibit 10.4 to the Company’s Form 10-K for the year ending September 30, 2001).

	10.4.1	Amendment No. 1 to Receivables Purchase Agreement dated as of September 25, 2001 among Ralcorp Receivables Corporation, Ralcorp Holdings, Inc., Falcon Asset Securitization Corporation and Bank One, N.A.

*	10.5	Technology Agreement dated as of January 31, 1997 by and among Ralcorp Holdings, Inc., New Ralcorp Holdings, Inc. and Chex, Inc. (Filed as Exhibit 10.4 to the Company’s Form 10-Q for the period ending December 31, 1996).

*	10.6	Trademark Agreement dated as of January 31, 1997 by and among Ralcorp Holdings, Inc., New Ralcorp Holdings, Inc. and Chex, Inc. (Filed as Exhibit 10.3 to the Company’s Form 10-Q for the period ending December 31, 1996).

*	10.7	Agreement and Plan of Merger dated as of August 13, 1996 by and among Ralcorp Holdings, Inc., General Mills, Inc. and General Mills Missouri, Inc. (Filed as Exhibit 2.6 to the Company’s Form 10-Q for the period ending December 31, 1996).

*	10.8	Stock Purchase Agreement by and among Vail Resorts, Inc., Ralston Foods, Inc. and Ralston Resorts, Inc. dated July 22, 1996 (Filed as Exhibit 10.10 to the Company’s Registration Statement on Form 10, dated December 27, 1996).

*	10.9	Shareholder Agreement dated as of January 3, 1997 among Vail Resorts, Inc., Ralston Foods, Inc. and Apollo Ski Partners L.P. (Filed as Exhibit 10.9 to the Company’s Form 10-Q for the period ending December 31, 1996).

*	10.10	First Amendment to Shareholder Agreement dated as of November 1, 1999 among Vail Resorts, Inc., Ralcorp Holdings, Inc. and Apollo Ski Partners LP. (Filed as Exhibit 10.9(a) to the Company’s Form 10-K for the year ending September 30, 2000).

44

	Exhibit Number	Description of Exhibit

*	10.11	Amendment to Agreement and Plan of Merger dated October 26, 1996 by and among Ralcorp Holdings, Inc., General Mills, Inc. and General Mills Missouri, Inc. (Filed as Exhibit 10.11 to the Company’s Form 10-K for the period ending September 30, 1997).

*	10.12	Second Amendment to Agreement and Plan of Merger dated January 29, 1997 by and among Ralcorp Holdings, Inc., General Mills, Inc., and General Mills Missouri, Inc. (Filed as Exhibit 10.7 to the Company’s Form 10-Q for the period ending December 31, 1996).

*	10.13	Third Amendment to Agreement and Plan of Merger dated January 31, 1997 by and among Ralcorp Holdings, Inc., General Mills, Inc. and General Mills Missouri, Inc. (Filed as Exhibit 10.8 to the Company’s Form 10-Q for the period ending December 31, 1996).

*	10.14	Incentive Stock Plan (Filed as Exhibit 10.01 to the Company’s Registration Statement on Form 10 dated December 27, 1996).

*	10.15	Form of 1997 Non-Qualified Stock Option Agreement (Filed as Exhibit 10.01 to the Company’s Form 10-Q for the period ending June 30, 1997).

*	10.16	Form of 1997 Non-Qualified Stock Option Agreement for Non-Management Directors (Filed as Exhibit 10.01 to the Company’s Form 10-Q for the period ending June 30, 1997).

*	10.17	Form of Amended and Restated Management Continuity Agreement for all Corporate Officers (Filed as Exhibit 10.17 to the Company’s Form 10-K for the year ending September 30, 2001).

*	10.18	Amended and Restated Management Continuity Agreement for J. R. Micheletto (Filed as Exhibit 10.18 to the Company’s Form 10-K for the year ending September 30, 2001).

*	10.19	Summary of Terms for 1998 Non-Qualified Stock Options (Filed as Exhibit 10.23 to the Company’s Form 10-K for the year ending September 30, 1998).

*	10.20	Split Dollar Second to Die Life Insurance Arrangement (Filed as Exhibit 10.07 to the Company’s Registration Statement on Form 10 dated December 27, 1996).

*	10.21	Change in Control Severance Compensation Plan (Filed as Exhibit 10.06 to the Company’s Registration Statement on Form 10 dated December 27, 1996).

	10.22	Deferred Compensation Plan for Non-Management Directors.

	10.23	Deferred Compensation Plan for Key Employees.

*	10.24	Executive Life Insurance Plan (Filed as Exhibit 10.10 to the Company’s Registration statement on Form 10 dated December 27, 1996).

*	10.25	Executive Health Plan (Filed as Exhibit 10.11 to the Company’s Registration Statement on Form 10 dated December 27, 1996).

*	10.26	Executive Long Term Disability Plan (Filed as Exhibit 10.12 to the Company’s Registration Statement on Form 10 dated December 27, 1996).

*	10.27	Supplemental Retirement Plan (Filed as Exhibit 10.14 to the Company’s Registration Statement on Form 10 dated December 27, 1996).

	10.28	Executive Savings Investment Plan.

*	10.29	Form of Indemnification Agreement for all Non-Management Directors of the Company (Filed as Exhibit 10.35 to the Company’s Form 10-K for the year ending September 30, 1999).

*	10.30	Form of Indemnification Agreement for all Management Directors of the Company (Filed as Exhibit 10.36 to the Company’s Form 10-K for the year ending September 30, 1999).

*	10.31	Form of Indemnification Agreement for all Corporate Officers who are not Directors of the Company (Filed as Exhibit 10.37 to the Company’s Form 10-K for the year ending September 30, 1999).

	Exhibit Number	Description of Exhibit

*	10.32	Summary of Terms of 1999 Non-Qualified Stock Options (Filed as Exhibit 10.38 to the Company’s Form 10-K for the year ending September 30, 1999).

*	10.33	Summary of Terms of 2001 Non-Qualified Stock Options (Filed as Exhibit 10.33 to the Company’s Form 10-K for the year ending September 30, 2001).

*	10.34	Form of Non-Qualified Stock Option Agreement dated May 24, 2001 for each non-management Director (Filed as Exhibit 10.34 to the Company’s Form 10-K for the year ending September 30, 2001).

*	10.35	Form of Non-Qualified Stock Option Agreement dated September 27, 2001 for each non-management Director (Filed as Exhibit 10.35 to the Company’s Form 10-K for the year ending September 30, 2001).

*	10.36	Restricted Stock Award Agreement dated May 24, 2001 with William P. Stiritz (Filed as Exhibit 10.36 to the Company’s Form 10-K for the period ending September 30, 2001).

*	10.37	Agreement between Ralcorp Holdings, Inc. and J. R. Micheletto dated May 23, 2002 (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the period ending June 30, 2002).

	10.38	Ralcorp Holdings, Inc. 2002 Incentive Stock Plan.

*	10.39	2002 Restricted Stock Award Agreement with William P. Stiritz granted January 2, 2002 (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the period ending March 31, 2002).

*	10.40	Form of 2002 Non-Qualified Stock Option Agreement (Filed as Exhibit 10.2 to the Company’s Form 10-Q for the period ending March 31, 2002).

	10.41	Form of 2002 Non-Qualified Stock Option Agreement for non-management Directors.

	21	Subsidiaries of the Company.

	23	Consent of PricewaterhouseCoopers LLP.

*	24	Power of Attorney (Included in Part II).

	* Incorporated by reference