Form 10-Q
period 2002-12-31
RALCORP HOLDINGS INC /MO
filed 2003-02-14
CIK 1029506

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark  One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2002.

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

           Common  Stock                     Outstanding Shares at
       par value $.01 per share                February 12 2003
                                                   28,884,217

                             RALCORP HOLDINGS, INC.

INDEX

PART I.  FINANCIAL INFORMATION                                       PAGE
                                                                     ----

Item 1.  Financial Statements

     Consolidated  Statement  of  Earnings                             1

     Condensed Consolidated Balance Sheet                              2

     Condensed Consolidated Statement of Cash Flows                    3

     Condensed Consolidated Statement of Comprehensive Income          4

     Notes  to  Condensed Consolidated Financial Statements            5

Item  2.  Management's  Discussion  and  Analysis  of  Financial
          Condition  and  Results  of  Operations                     10

Item  3.  Quantitative  and  Qualitative  Disclosures
          About  Market  Risk                                         16

Item  4.  Controls  and  Procedures                                   17


PART  II.  OTHER  INFORMATION

Item  4.  Submission of Matters to a Vote of Security Holders         17

Item  6.  Exhibits  and  Reports on Form 8-K                          17







                                       (i)

                         PART  I.  FINANCIAL  INFORMATION

Item  1.  Financial  Statements.

                              RALCORP HOLDINGS, INC.
                        CONSOLIDATED STATEMENT OF EARNINGS
                                  (Unaudited)
         (Dollars in millions except per share data, shares in thousands)

                                           Three Months Ended
                                              December 31,
                                           ------------------
                                             2002      2001
                                           --------  --------
Net Sales                                  $ 348.3   $ 325.1
                                           --------  --------
Costs and Expenses
  Cost of products sold                      279.8     259.2
  Selling, general and administrative         40.2      39.2
  Interest expense, net                        1.1       1.9
  Restructuring and impairment charges         7.2         -
  Litigation settlement income, net           (5.7)        -
                                           --------  --------
    Total Costs and Expenses                 322.6     300.3
                                           --------  --------
Earnings before Income Taxes
 and Equity Earnings                          25.7      24.8
Income Taxes                                   9.2       8.9
                                           --------  --------
Earnings before Equity Earnings               16.5      15.9
Equity in Loss of Vail Resorts, Inc.,
 Net of Related Deferred Income Taxes         (3.2)     (3.1)
                                           --------  --------
Net Earnings                               $  13.3   $  12.8
                                           ========  ========

Basic Earnings per Share                   $  0.45   $  0.43
                                           ========  ========
Diluted Earnings per Share                 $  0.44   $  0.42
                                           ========  ========
Weighted Average Shares for
 Basic Earnings per Share                   29,833    29,912
Dilutive effect of assumed conversion:
  Stock options                                390       333
  Restricted stock awards                        1         -
  Deferred compensation awards                  96         -
                                           --------  --------
Weighted Average Shares for
 Diluted Earnings per Share                 30,320    30,245
                                           ========  ========

See accompanying Notes to Condensed Consolidated Financial Statements.

                    RALCORP HOLDINGS, INC.
             CONDENSED CONSOLIDATED BALANCE SHEET
                        (Unaudited)
                    (Dollars in millions)

                                             Dec. 31,    Sept. 30,
                                               2002        2002
                                             --------    --------
ASSETS
Current Assets
  Cash and cash equivalents                  $   6.8     $   3.2
  Investment in Ralcorp Receivables Corp.       19.9        29.7
  Miscellaneous receivables                      6.4         6.2
  Inventories                                  145.1       161.6
  Deferred income taxes                          5.5         5.1
  Other current assets                           4.6         2.8
                                             --------    --------
    Total Current Assets                       188.3       208.6

Investment in Vail Resorts, Inc.                75.9        80.8
Property, Net                                  272.4       282.6
Goodwill                                       238.0       238.0
Other Intangible Assets, Net                    13.0        13.9
Other Assets                                     9.9         8.6
                                             --------    --------
    Total Assets                             $ 797.5     $ 832.5
                                             ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable                           $  64.7     $  75.2
  Other current liabilities                     62.0        44.8
                                             --------    --------
    Total Current Liabilities                  126.7       120.0

Long-term Debt                                 153.8       179.0
Deferred Income Taxes                           31.9        36.3
Other Liabilities                               61.9        61.1
                                             --------    --------
    Total Liabilities                          374.3       396.4
                                             --------    --------
Shareholders' Equity
  Common stock                                    .3          .3
  Capital in excess of par value               112.2       110.0
  Retained earnings                            399.7       386.4
  Common stock in treasury, at cost            (77.6)      (49.9)
  Unearned portion of restricted stock           (.1)        (.1)
  Accumulated other comprehensive loss         (11.3)      (10.6)
                                             --------    --------
    Total Shareholders' Equity                 423.2       436.1
                                             --------    --------
    Total Liabilities and
     Shareholders' Equity                    $ 797.5     $ 832.5
                                             ========    ========

See accompanying Notes to Condensed Consolidated Financial Statements.

                            RALCORP HOLDINGS, INC.
                CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                (Unaudited)
                            (Dollars in millions)

                                                        Three Months Ended
                                                            December 31,
                                                        -------------------
                                                          2002       2001
                                                        --------   --------
Cash Flows from Operating Activities
  Net earnings                                          $  13.3    $  12.8
  Adjustments to reconcile net earnings to net
   cash flow provided by operating activities:
    Depreciation and amortization                          10.9        8.2
    Impairment charge                                       5.0          -
    Equity in loss of Vail Resorts, Inc.                    4.9        4.8
    Deferred income taxes                                  (4.8)       (.8)
    Sale of receivables, net                                4.4          -
    Changes in current assets and liabilities              26.6       (6.1)
    Other, net                                                -         .8
                                                        --------   --------
    Net cash provided by operating activities              60.3       19.7
                                                        --------   --------

Cash Flows from Investing Activities
  Additions to property and intangible assets              (6.2)      (5.2)
  Proceeds from sale of property                            2.4        1.6
                                                        --------   --------
    Net cash used by investing activities                  (3.8)      (3.6)
                                                        --------   --------

Cash Flows from Financing Activities
  Net repayments under credit arrangements                (25.2)     (19.1)
  Proceeds from exercise of stock options                    .1         .2
  Purchase of treasury stock                              (27.8)         -
                                                        --------   --------
    Net cash used by financing activities                 (52.9)     (18.9)
                                                        --------   --------

Net Increase (Decrease) in Cash and
  Cash Equivalents                                          3.6       (2.8)
Cash and Cash Equivalents, Beginning of Period              3.2        3.9
                                                        --------   --------

Cash and Cash Equivalents, End of Period                $   6.8    $   1.1
                                                        ========   ========

See accompanying Notes to Condensed Consolidated Financial Statements.

                            RALCORP HOLDINGS, INC.
           CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                (Unaudited)
                            (Dollars in millions)

                                                        Three Months Ended
                                                            December 31,
                                                        -------------------
                                                          2002       2001
                                                        --------   --------
Net Earnings                                            $  13.3    $  12.8
Other Comprehensive Income -
 Deferred (loss) gain on cash flow
  hedging instruments, net                                  (.7)        .8
                                                        --------   --------
Comprehensive Income                                    $  12.6    $  13.6
                                                        ========   ========

                              RALCORP HOLDINGS, INC.
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2002
                                  (Unaudited)
                    (Dollars in millions except per share data)

NOTE  1  -  PRESENTATION  OF  CONDENSED  FINANCIAL  STATEMENTS

The accompanying unaudited historical financial statements of the Company have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. Certain prior year amounts have been reclassified to conform with the current year's presentation. These statements should be read in connection with the financial statements and notes included in the Company's Annual Report to Shareholders for the year ended September 30, 2002.

NOTE  2  -  RECENTLY  ISSUED  ACCOUNTING  STANDARDS

Statement of Financial Accounting Standards (FAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," was adopted by the Company for its financial statements issued for fiscal year 2003, including interim periods. FAS 144 supersedes FAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," but retains the requirements to
(a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. The adoption of FAS 144 did not have a material impact on the Company's financial position, earnings, or cash flows.

FAS 145, "Rescission of FASB Statements No. 4, 55, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," was generally effective for the Company for fiscal year 2003. The adoption of FAS 145 did not have a material impact on the Company's financial position, earnings, or cash flows.

FAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," addresses financial accounting and reporting costs associated with exit or disposal activities and nullifies EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of an entity's commitment to an exit plan. Costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. As required, the Company will apply FAS 146 prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of FAS 146 to have a material impact on its financial position, earnings, or cash flows, but it could affect the period in which certain future restructuring expenses are recognized.

FAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure," amends FAS 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company currently has no plans to change to the fair value based method from the intrinsic value method currently used. In addition, FAS 148 amends the disclosure requirement of FAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. These amended disclosure requirements are effective for financial statements for interim periods beginning after December 15, 2002, but the

Company adopted them for its financial statements for the three months ended December 31, 2002. Accordingly, the following table shows the effect on net income and earnings per share if the Company had applied the fair value recognition provisions.

                                                        Three Months Ended
                                                            December 31,
                                                        -------------------
                                                          2002       2001
                                                        --------   --------
Net  earnings,  as  reported                            $  13.3    $  12.8
Deduct:  Total  stock-based  employee
 compensation  expense  determined
 under  fair  value  based  method  for  all
 awards,  net  of  related  tax  effects                    (.6)       (.6)
                                                        --------   --------
Pro  forma  net  earnings                               $  12.7    $  12.2
                                                        ========   ========
Earnings  per  share:
 Basic  -  as  reported                                 $   .45    $   .43
 Basic  -  pro  forma                                   $   .43    $   .41

 Diluted  -  as  reported                               $   .44    $   .42
 Diluted  -  pro  forma                                 $   .42    $   .40

FASB Interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that, in certain cases, a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements are effective for interim periods ending after December 15, 2002 and the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The Company currently has no obligations from guarantees which would require disclosure or the recognition of a liability, except as disclosed in
Note 14 to its consolidated financial statements for the year ended September 30, 2002.

FIN 46, "Consolidation of Variable Interest Entities, an interpretation of ARB 51," was issued January 13, 2003. The Company currently has no involvement with variable interest entities as defined by FIN 46. FIN 46 specifically states that qualifying special-purpose entities, such as Ralcorp Receivables Corporation (RRC) discussed in Note 5, shall not be consolidated unless the holder has the unilateral ability to cause the entity to liquidate or to change the entity so that it no longer meets certain conditions described in Statement
140. Because RRC's Board of Directors must include an independent director, the Company does not have such unilateral ability.

Emerging Issues Task Force (EITF) Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables," is effective for certain revenue arrangements entered into in fiscal periods beginning after June 15, 2003, but the Company does not expect its adoption to have a material impact on its financial position, earnings, or cash flows.

EITF Issue No. 02-16, "Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor" is generally effective for the second quarter of the Company's fiscal year 2003, but the Company does not expect its application to have a material impact on its financial position, earnings, or cash flows.

EITF Issue No. 02-17, "Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination" clarifies certain recognition requirements in FAS 141, "Business Combinations." The guidance in this Issue is to be applied to business combinations consummated and goodwill impairment tests performed after October 25, 2002. The Company does not expect its application to have a material impact on its financial position, earnings, or cash flows.

NOTE  3  -  RESTRUCTURING  AND  IMPAIRMENT  CHARGES  AND  RESERVES

In the quarter ended December 31, 2002, the Company finalized its plans to reduce operations at its Streator, IL facility and transfer production of all product lines except peanut butter to other locations. By the end of the quarter, termination benefits totaling $.3 had been paid (39 employees), and the Company recorded a reserve for an additional $.6 to be paid in the quarter ending March 31, 2003 (98 employees). All other costs associated with this restructuring will be charged to expense as incurred.

Also in the quarter ended December 31, 2002, the Company sold its ketchup business, including certain equipment and inventory, and recorded a net loss of $1.3. That loss included writing off or reducing the valuation of related inventories of packaging, ingredients, and finished products, as well as a $.4 reserve for exit costs expected to be incurred during the quarter ending March 31, 2003. Further, management determined that the resulting reduced cash flows from its tomato paste business, which had supplied the Company's ketchup production, was less than the carrying value of its paste production facility located near Williams, CA. Accordingly, the fair value of the related fixed assets as of December 31, 2002 was assessed based on a market quote, resulting in an impairment charge of $5.0. See Note 12.

Exit costs related to these transactions were accounted for under EITF 94-3. The $.9 of costs recorded for the Streator restructuring, the $1.3 loss from the exit of the ketchup business, and the $5.0 asset impairment total $7.2 shown as "Restructuring and impairment charges" on the statement of earnings for the quarter ended December 31, 2002. At December 31, 2002, "Other current liabilities" on the balance sheet included reserves as follows:

                                               Amounts   Amounts   Ending
                                                Added    Utilized  Reserve
                                               --------  --------  --------
Streator  termination  benefits                $   .9    $  (.3)   $   .6
Ketchup  business  exit  costs                     .4         -        .4
                                               -------   -------   -------
                                               $  1.3    $  (.3)   $  1.0
                                               =======   =======   =======

NOTE  4  -  LITIGATION  SETTLEMENT  INCOME

During the three months ended December 31, 2002, the Company received payments in partial settlement of its claims related to ongoing vitamin antitrust litigation. These payments are shown net of related expenses as "Litigation settlement income, net" on the statement of earnings.

NOTE  5  -  SALE  OF  RECEIVABLES

On September 24, 2001, the Company entered into a three-year agreement to sell, on an ongoing basis, all of its trade accounts receivable to a wholly owned, bankruptcy-remote subsidiary named Ralcorp Receivables Corporation (RRC), which in turn sells the receivables to a bank commercial paper conduit. RRC is a qualifying special purpose entity under FAS 140 and the sale of Ralcorp receivables to RRC is considered a true sale for accounting, tax and legal purposes. As of December 31, 2002, the outstanding balance of receivables (net of an allowance for doubtful accounts) sold to RRC was $80.9 and proceeds received were $61.0, resulting in a subordinated retained interest of $19.9 reflected on the Company's consolidated balance sheet as an "Investment in

Ralcorp Receivables Corp." Discounts related to the sale of receivables totaled $.2 and $.4 in the three months ended December 31, 2002 and 2001, respectively, and are included on the statement of earnings in "Selling, general and administrative" expenses.

NOTE  6  -  INVENTORIES  consisted  of  the  following:

                                       Dec. 31,   Sep. 30,
                                         2002       2002
                                       ---------  ---------
Raw materials and supplies             $   58.4   $   59.3
Finished products                          86.7      102.3
                                       ---------  ---------
                                       $  145.1   $  161.6
                                       =========  =========

NOTE  7  -  PROPERTY,  NET  consisted  of  the  following:

                                       Dec. 31,   Sep. 30,
                                         2002       2002
                                       ---------  ---------
Property  at  cost                     $  470.4   $  475.6
Accumulated  depreciation                (198.0)    (193.0)
                                       ---------  ---------
                                       $  272.4   $  282.6
                                       =========  =========

NOTE  8  -  OTHER  INTANGIBLE  ASSETS,  NET  consisted  of  the  following:

                                       Dec. 31,   Sep. 30,
                                         2002       2002
                                       ---------  ---------
Computer  software                     $   21.5   $   21.6
Trademark                                   9.0        9.0
Accumulated  amortization                 (17.5)     (16.7)
                                       ---------  ---------
                                       $   13.0   $   13.9
                                       =========  =========

Amortization expense was $.8 and $.9 during the three months ended December 31, 2002 and 2001, respectively.

NOTE  9  -  LONG-TERM  DEBT

Long-term  debt  consisted  of  the  following:

                                      December 31, 2002    September 30, 2002
                                      ------------------   ------------------
                                       Balance    Rate      Balance    Rate
                                      ---------  -------   ---------  -------
$275 Revolving Credit Agreement       $  135.0    2.535%   $  165.0    2.754%
Uncommitted  credit  arrangements         12.9    2.075%        8.0    2.700%
Industrial Development Revenue Bond        5.6    1.200%        5.6    1.540%
Other                                       .3   Various         .4   Various
                                      ---------            ---------
                                      $  153.8             $  179.0
                                      =========            =========

                                       8

NOTE  10  -  TREASURY  STOCK

On December 11, 2002, the Company purchased 1.15 million shares of its common stock at a purchase price of $24.00 per share.

NOTE  11  -  SEGMENT  INFORMATION

The following tables present information about the Company's reportable segments. Management evaluates each segment's performance based on its profit contribution, which is profit or loss from operations before income taxes, interest, costs related to restructuring activities, and unallocated corporate income and expenses.

                                        Three Months Ended
                                            December 31,
                                        -------------------
                                          2002       2001
                                        --------   --------
Net  Sales
  Cereals                               $  83.9    $  80.2
  Crackers  &  Cookies                    101.6       70.8
  Dressings, Syrups, Jellies & Sauces     103.5      112.4
  Snack  Nuts  &  Candy                    59.3       61.7
                                        --------   --------
    Total                               $ 348.3    $ 325.1
                                        ========   ========
Profit  Contribution
  Cereals,  Crackers  &  Cookies        $  23.1    $  19.0
  Dressings, Syrups, Jellies & Sauces        .9        3.4
  Snack  Nuts  &  Candy                     9.6        7.8
                                        --------   --------
    Total segment profit contribution      33.6       30.2
  Interest  expense,  net                  (1.1)      (1.9)
  Restructuring and impairment charges     (7.2)         -
  Litigation  settlement  income,  net      5.7          -
  Other unallocated corporate expenses     (5.3)      (3.5)
                                        --------   --------
    Earnings  before  income  taxes
      and  equity  earnings             $  25.7    $  24.8
                                        ========   ========

                                        Dec. 31,   Sep. 30,
                                          2002       2002
                                        --------   --------
Total  Assets
  Cereals,  Crackers  &  Cookies        $ 332.2    $ 337.1
  Dressings, Syrups, Jellies & Sauces     243.5      261.2
  Snack  Nuts  &  Candy                    95.0       98.1
  Investment  in  Ralcorp  Receivables
   Corporation                             19.9       29.7
  Investment  in  Vail  Resorts,  Inc.     75.9       80.8
  Other  unallocated  corporate  assets    31.0       25.6
                                        --------   --------
    Total                               $ 797.5    $ 832.5
                                        ========   ========

NOTE  12  -  SUBSEQUENT  EVENTS

On February 4, 2003, the Company sold its industrial tomato paste processing facility in Williams, CA, a component of the Dressings, Syrups, Jellies & Sauces segment. Because of the $5.0 impairment charge recorded in the quarter ended December 31, 2002, the residual loss on the sale is expected to be between $1.5 and $2.0 in the second fiscal quarter.

On February 6, 2003, the Company received an additional partial settlement of its claims related to ongoing vitamin antitrust litigation. This $8.9 payment will be recorded as Litigation Settlement Income in the Company's second fiscal quarter, net of related legal costs.



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and capital resources of Ralcorp Holdings, Inc. This discussion should be read in conjunction with the financial statements under Item 1. The terms "our," "we," "Company," and "Ralcorp" as used herein refer to Ralcorp Holdings, Inc. and its consolidated subsidiaries.


                                RESULTS OF OPERATIONS
CONSOLIDATED

     NET SALES Net sales grew from $325.1 million in the first quarter of fiscal 2002 to $348.3 million in the first quarter of fiscal 2003. This 7 percent increase is primarily attributable to incremental sales from the Lofthouse cookie business acquired on January 30, 2002, since smaller increases and decreases in our other businesses essentially offset one another. Refer to the segment discussions below for specific factors affecting results.

     OPERATING EXPENSES For the three months ended December 31, 2002 and 2001, cost of products sold was 80.3% and 79.7% of net sales, respectively, while selling, general, and administrative (SG&A) expenses were 11.5% and 12.1% of net sales, respectively. Primarily, the relative increase in cost of products sold was the result of $2.2 million of accelerated depreciation expense caused by changes in the remaining useful life of certain Streator assets and ketchup business assets (see below for a discussion of the restructuring activities related to these assets). The favorable SG&A percentage is mainly attributable to the $.8 gain on sale of some Keystone resort property and cost controls.

     INTEREST EXPENSE, NET Interest expense was $1.1 million for the three months ended December 31, 2002, compared to $1.9 million in the first quarter of the prior year. The decrease is attributable to lower interest rates and lower debt levels in the current year. For the first quarter of fiscal 2003, the weighted average interest rate on our debt, practically all of which incurs interest at variable rates, was 2.6 percent compared to 3.4 percent a year ago. Despite additional borrowings to fund the Lofthouse acquisition in January 2002 and the repurchase of 1.15 million shares of Ralcorp common stock in December 2002, we reduced our outstanding long-term debt from $204.0 million at December 31, 2001 to $153.8 million at December 31, 2002 with operating cash flows.

     On September 24, 2001, we entered into a three-year agreement to sell our trade accounts receivable on an ongoing basis. Discounts related to this agreement totaled $.2 million and $.4 million in the first quarter of fiscal 2003 and 2002, respectively, and are included on the statement of earnings in selling, general and administrative expenses.

     RESTRUCTURING AND IMPAIRMENT CHARGES In the quarter ended December 31, 2002, we finalized our plans to reduce operations at our Streator, IL facility and transfer production of all product lines except peanut butter to other locations. By the end of the quarter, termination benefits totaling $.3 had been paid, and we recorded a reserve for an additional $.6 to be paid in the quarter ending March 31, 2003. All other costs associated with this restructuring will be charged to expense as incurred.

     Also in the quarter ended December 31, 2002, we sold our ketchup business, including certain equipment and inventory, and recorded a net loss of $1.3. That loss included writing off or reducing the valuation of related inventories of packaging, ingredients, and finished products, as well as a $.4 reserve for exit costs expected to be incurred during the quarter ending March 31, 2003. Further, we determined that the resulting reduced cash flows from our tomato paste business, which had supplied our ketchup production, was less than the carrying value of our paste production facility located near Williams, CA. Accordingly, the fair value of the related fixed assets as of December 31, 2002 was assessed based on a market quote, resulting in an impairment charge of $5.0. Subsequent to that date, the Board of Directors approved the sale of the paste facility, and on February 4, 2003, it was sold (see Note 12, "Subsequent Events," in Item 1).

     The $.9 of costs recorded for the Streator restructuring, the $1.3 loss from the exit of the ketchup business, and the $5.0 asset impairment total $7.2 shown as "Restructuring and impairment charges" on the statement of earnings for the quarter ended December 31, 2002. The after-tax effect of these charges was $4.6 million, or $.15 per diluted share. No material restructuring charges were incurred in fiscal 2002.

     LITIGATION SETTLEMENT INCOME During the three months ended December 31, 2002, we received payments in partial settlement of our claims related to ongoing vitamin antitrust litigation. These payments are shown net of related expenses as "Litigation settlement income, net" on the statement of earnings. The after-tax effect of this $5.7 million income item was $3.6 million, or $.12 per diluted share. Smaller payments had resulted in pre-tax income of $.5 million and $1.1 million recorded in the third and fourth quarters of fiscal 2002, respectively. On February 6, 2003, we received an additional $8.9 million (net of related legal costs), which will be recorded in the second quarter of fiscal 2003. While it is possible that we may receive further amounts related to the vitamin antitrust litigation, we do not expect any such amounts to be significant.

     INCOME  TAXES   Income  tax  provisions  for fiscal 2003 and 2002 generally reflect  statutory  tax  rates.

     EQUITY IN EARNINGS OF VAIL RESORTS, INC. Ralcorp continues to hold an approximate 21.5 percent equity ownership interest in Vail Resorts, Inc. Vail Resorts operates on a fiscal year ending July 31; therefore, we report our portion of Vail Resorts' operating results on a two-month time lag. Vail Resorts' operations are highly seasonal, typically yielding more than the entire year's equity income during the Ralcorp's second and third fiscal quarter. For the first quarter ended December 31, 2002, this investment resulted in a non-cash pre-tax loss of $4.9 million ($3.2 million after taxes), compared to a $4.8 million loss ($3.1 million after taxes) for last year's first quarter.

CEREALS,  CRACKERS  &  COOKIES

     First quarter net sales for the Cereals, Crackers & Cookies segment were up $34.5 million (23 percent) from last year, with the Ralston Foods cereal division and the Bremner cracker and cookie division reporting increases of $3.7 million and $30.8 million, respectively. While approximately 75 percent of Bremner's net sales growth came from the acquired Lofthouse business, its other businesses continue to grow as well. Increased co-manufacturing business and ongoing expansion with existing customers drove quarter-over-quarter cracker volumes and cookie volumes up about 17 percent and 7 percent, respectively. At

Ralston Foods, increased co-manufacturing business was the key contributor to the quarter-over-quarter gains made in fiscal 2003. Other factors included growth in foodservice sales and incremental sales to existing customers, driven by several recent product introductions and additional distribution of established items. Store brand ready-to-eat cereal volume for the quarter was up 1 percent from last year and hot cereal volume was up 5 percent.

     The segment's profit contribution for the first quarter improved $4.1 million (22 percent) as a result of the increased sales, partially offset by unfavorable ingredient costs such as wheat flour, soybean oil, cocoa, and sugar.

DRESSINGS,  SYRUPS,  JELLIES  &  SAUCES

     Carriage House's net sales for the three months ended December 31, 2002 decreased nearly 8 percent compared to last year's first quarter sales. This decline is attributable primarily to the loss of a co-manufacturing customer, but also to the sale of the honey business in June of 2002 and continued pricing pressures. These sales reductions were partially offset by increased business with continuing customers.

     The segment's first quarter profit decreased along with net sales, falling to $.9 million in fiscal 2003 from $3.4 million in fiscal 2002. Commodity cost increases in soy oil and other ingredients were partially offset by declines in peanut costs. Production costs increased as a result of inefficiencies related to the lower volumes, the Streator product relocation, and a short work stoppage at two plants in New York.

SNACK  NUTS  &  CANDY

     First quarter net sales for the Snack Nuts & Candy segment, also known as Nutcracker Brands, decreased 4 percent from last year as a result of the loss of a few major customers in competitive bidding last year and a significant reduction in holiday orders from a continuing major customer. These business declines, which reduced net sales by nearly $8.0 million, were largely offset by increased sales to other customers.

     Despite lower sales, first quarter segment profit increased $1.8 million (23 percent) from the corresponding period last year. This improvement was due primarily to favorable ingredient costs, especially peanut costs, as well as production efficiencies and cost containment.


                           LIQUIDITY AND CAPITAL RESOURCES

     Historically, we have funded operating needs by generating positive cash flows through operations. We expect to continue generating operating cash flows through our mix of businesses and expect that short-term and long-term liquidity requirements will be met through a combination of operating cash flows and strategic use of borrowings under committed and uncommitted credit arrangements. Capital resources remained strong at December 31, 2002 with a net worth of $423.2 million and a long-term debt to total capital ratio of 27 percent, compared to corresponding figures for September 30, 2002 of $436.1 million and 29 percent. The unusual reduction in net worth was caused by our purchase of treasury stock during the quarter, discussed further below. Working capital, excluding cash and cash equivalents, was down to $54.8 million at December 31, 2002 from $85.4 million at September 30, 2002 as a result of seasonal changes as well as continuing reduction efforts.

     Although net earnings for the three months ended December 31, 2002 were only $.5 million higher than in the first quarter of the prior year, cash flows from operating activities were considerably higher. The most significant differences in reconciling items between the two periods were changes in accounts payable, other current liabilities, and inventories. Accounts payable dropped $32.0 million during the quarter ended December 31, 2001, from a relatively high $86.2 million to an unusually low $54.2 million, but only fell $10.5 million in the current year. Other current liabilities increased more in fiscal 2003 ($17.2 million) than in fiscal 2002 ($9.5 million) as a result of the timing of federal tax payments. Although a seasonal decrease in inventories is normal during the first fiscal quarter, inventories decreased only $11.2 million in the prior year compared to $16.5 million in the current year as a result of recent working capital reduction efforts. In addition, net proceeds received from the sale of receivables increased $4.4 million, from $56.6 million as of September 30, 2002 to $61.0 as of December 31, 2002. As noted earlier, second quarter cash flows will include net litigation settlements totaling approximately $8.9 million received on February 6, 2003.

     Planned capital expenditures for fiscal 2003 will require approximately $45 million, of which $6.2 million was spent during the first quarter. In addition to the amounts to be capitalized, a pilot project to upgrade our information systems is expected to result in incremental SG&A expenses totaling between $3 and $4 million during the term of the project, which is scheduled to be completed by the end of fiscal 2003. As discussed below, we have adequate capacity under current borrowing arrangements to meet these cash needs.

     On December 11, 2002, we purchased 1.15 million shares of treasury stock at a purchase price of $24.00 per share through a modified "Dutch Auction" tender offer. We made the offer to buy back our shares because we believed that our shares were undervalued in the public market and that the offer was consistent with our long-term goal of increasing shareholder value. We believe that this purchase was a prudent use of our financial resources, given our ability to generate reliable cash flow from operations and the market price of our common stock. We also believe that investing in our own shares is an attractive use of capital and an efficient means to provide value to our shareholders.

     During the three months ended December 31, 2002, we used $25.2 million of cash provided by operations to reduce our long-term debt. As of December 31, 2002, total remaining availability under our $275 million revolving credit agreement and our $35 million uncommitted credit arrangements was $162.1 million.


                                       OUTLOOK

     We believe the opportunities in the private label and value brand areas are favorable for long-term growth. In the past few years, we have taken significant steps to reshape the Company, reducing our reliance on any one business segment while achieving sufficient scale in the categories in which we operate. We expect to continue to improve our business mix through volume and profit growth of existing businesses, as well as through acquisitions or alliances. We will continue to explore those acquisition opportunities that strategically fit with our intention to be the premier provider of private label, or value-oriented, food products.

     The following sections contain discussions of the specific factors affecting the outlook for each of our reportable segments.

CEREALS,  CRACKERS  &  COOKIES

     The level of competition in the cereal category continues to be intense for our Ralston Foods division. Competition comes from branded box cereal manufacturers, branded bagged cereal producers and other private label cereal providers. On December 3, 2002, Quaker Foods & Beverages (Pepsico) sold its U.S. bagged cereal business to the Malt-O-Meal Company, which may affect the Competitive environment. For the last several years, category growth in ready to eat and hot cereals has been minimal, which has exacerbated its competitive nature. When branded competitors focus on price/promotion, the environment for private label producers becomes more challenging. We must maintain an effective price gap between our quality private label cereal products and those of branded cereal producers, thereby providing the best value alternative for the consumer. Importantly, pricing agreements with customers are generally determined by the customers' periodic requests for competitive category reviews. Ralston Foods anticipates a number of these category review requests to occur throughout the remainder of fiscal 2003.

     Cost increases, including recent increases in ingredient costs, contribute to margin pressures. On an enterprise-wide basis, we manage these cost increases by selected forward purchasing and hedging of certain ingredients. Increased employee health care and other benefit costs are likely to continue into the foreseeable future. Accordingly, aggressive cost containment remains an important goal of the organization. In addition, increased distribution is required to remain competitive whether through new and improved product emulations or new co-manufacturing opportunities.

     Our cracker and cookie operation, Bremner, also conducts business in a highly competitive category and is affected by many of the same cost and pricing challenges. Major branded competitors continue to market and promote their offerings aggressively and many smaller, regional branded and private label manufacturers provide additional competitive pressures. Bremner's ability to maintain a sufficient price gap between products of branded producers and Bremner's quality private label emulations and its ability to realize improved operating efficiencies from recent acquisitions will be important to its results of operations.

     The division continues its effort to maximize synergies through the combination of Lofthouse with Cascade, which has given Bremner a significant presence in the in-store bakery cookie category. In addition, Bremner will continue to focus on cost containment, new products and volume growth of existing products in order to improve operating results. Further, we will consider implementing slight price increases to help mitigate the effects of increased costs.

DRESSINGS,  SYRUPS,  JELLIES  &  SAUCES

     Carriage House's competitors, both large and small, continue to be aggressive on pricing. In addition, the division continues to be negatively affected by certain ingredient cost increases as well as increased employee health care and benefit costs. Wherever possible, we will consider implementing slight price increases to help offset these rising costs. Encouragingly, the cost of peanuts, a major ingredient for Carriage House (peanut butter), has been favorably impacted by the farm bill which was signed into law in May 2002. Although we expect the segment to benefit from lower peanut costs in fiscal 2003, such benefit will likely be more than offset by the aforementioned cost increases.

     Carriage House sold product to a branded company under several co-manufacturing agreements, the last of which expired in November 2002. These contracts accounted for approximately 5 percent of the segment's fiscal 2002 net sales and a greater percentage of its operating profit. However, we expect that the effect of these lost sales on net earnings will not be material to Ralcorp as a whole.

     We have undertaken an aggressive plan to improve performance by selling unprofitable businesses and continuing to rationalize production capacity. In June 2002, we sold our honey operations. In September, we announced our intention to significantly reduce operations at the Streator, IL facility and transfer production of all product lines except peanut butter to other facilities. That transition is scheduled to be completed by the end of the second fiscal quarter with additional costs in that quarter expected to total

$.8 million. As a result of this restructuring, we expect to realize annual savings in cost of products sold of $2.5 million to $3.0 million (approximately $1.0 million of which is non-cash) beginning in the third fiscal quarter of fiscal 2003. In November, we sold our ketchup operations, although production continued through the end of the quarter, and on February 4, 2003, we sold our industrial tomato paste processing facility (see Note 12 in Item 1). While net sales from these two businesses totaled approximately $26 million in fiscal 2002, related operating profit was immaterial, so we were able to reduce our capital investment without reducing returns.

     While we expect that the restructuring and investment reduction efforts described above will improve Carriage House's fair value relative to its carrying amount, we will continue to monitor this reporting unit closely to determine whether circumstances change that would reduce its fair value below its carry amount. For example, fair value would be diminished if the forecasted benefits are not realized, or are negated by lost customers or pricing pressures, and the unit is not able to achieve its planned results. If the fair value drops below the carrying value of the unit, Carriage House goodwill (which is $99.2 million at December 31, 2002) would likely be impaired and an impairment loss would be recorded immediately as a charge against earnings.

SNACK  NUTS  &  CANDY

     Snack nuts and candy continue to be very competitive categories. This segment of Ralcorp faces significant competition from branded manufacturers as well as private label and regional producers. During fiscal 2002, competitive bids for store brand customer business resulted in either loss of margins or loss of customers to competitors. We expect this margin pressure to continue into the foreseeable future. The segment will continue to focus on maintaining its customer base and the high quality of its products and on developing new products.

     The segment has recently benefited from lower raw material costs on some ingredients. The cost of cashews, a major ingredient, has trended down from significant highs in fiscal 2000 but now appears to have stabilized. As discussed above, 2002 legislation has resulted in lower peanut costs and may have a favorable effect on profitability. While some benefits of reduced peanut costs were realized in the first quarter of fiscal 2003, the future effect cannot be quantified at this time and is expected to be somewhat offset by continued pricing pressures and increasing costs of other ingredients, healthcare, and other employee benefits.


                  CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

     Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Report. These forward-looking statements are sometimes identified by their use of terms and phrases such as "believes," "expects," "anticipates," "intends," "plans," "will," "should," "may" or similar expressions. Our results of operations and financial condition may differ materially from those in the forward-looking statements. Such statements are based on our current views and assumptions, and involve risks and uncertainties that could affect expected results. For example, any of the following factors cumulatively or individually may impact expected results:

(i) If we are unable to maintain a meaningful price gap between our private label products and the branded products of our competitors, successfully introduce new products, or successfully manage costs across all parts of the Company, our private label businesses could incur operating losses;

(ii) Consolidation among members of the grocery trade may lead to increased wholesale price pressure from larger grocery trade customers and could result in significant profit pressure, or in some cases, the loss of key accounts, if the surviving entities are not our customers;

(iii) Significant increases in the cost of certain raw materials (e.g., wheat, soybean oil, various nuts, corn syrup, cocoa) or energy used to manufacture our products, to the extent not reflected in the price of our products, could adversely impact our results;

(iv) In light of our significant ownership in Vail Resorts, Inc., our non-cash earnings can be adversely affected by unfavorable results from Vail Resorts;

(v) We are currently generating profit from certain co-manufacturing contract arrangements with other manufacturers within our competitive categories - the termination or expiration of these contracts and our potential inability to replace this level of business could negatively affect our operating results;

(vi) Our businesses compete in mature segments with competitors having large percentages of segment sales;

(vii) We have realized increases to sales and earnings through the acquisitions of businesses, but the ability to undertake future acquisitions depends on many factors that we do not control, such as identifying available acquisition candidates and negotiating satisfactory terms upon which to purchase such candidates;

(viii) Presently, all of the interest on our indebtedness is set on a short-term basis, such that increases in interest rates will increase our interest expense;

(ix) If actual or forecasted cash flows of any reporting unit deteriorate such that its fair value falls below its carrying value, goodwill would likely be impaired and an impairment loss would be recorded immediately as a charge against earnings;

(x) We may not be able to achieve anticipated cost savings from the transfer of production between Carriage House facilities; and

(xi) Other uncertainties, all of which are difficult to predict and many of which are beyond our control, may impact our financial position, including those risks detailed from time to time in its publicly filed documents. These and other factors are discussed in our Securities and Exchange Commission filings.

     The list of factors above is illustrative and by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.


                         RECENTLY ISSUED ACCOUNTING STANDARDS
     See Note 2 in Item 1 for a discussion regarding recently issued accounting standards, including FAS 144, 145, 146, and 148; FIN 45 and 46; and EITF 00-21, 02-16, and 02-17.


Item 3.  Quantitative  and  Qualitative  Disclosures  About  Market  Risk.

     We believe there have been no material changes in the reported market risks faced by the Company during the three months ended December 31, 2002. For additional information, refer to Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2002.

Item 4.  Controls  and  Procedures.

     We maintain systems of internal controls with respect to gathering, analyzing and disclosing all information required to be disclosed in this report. Within the ninety days preceding the filing of this report, we completed an evaluation, under the supervision and with the participation of our Chief Executive Officer and President and Corporate Vice President and Controller of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the review, such officers concluded that the design and operation of disclosure controls effectively alerted management to material information regarding the Company and required to be filed in this report. There have been no significant changes in our internal controls or other factors that could significantly affect those controls since their review of our disclosure controls was completed.



PART  II.  OTHER  INFORMATION

There is no information required to be reported under any items except those indicated below.

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders.

On January 30, 2003, the Registrant held its Annual Meeting of Shareholders at which the following two directors were elected Directors of the Registrant, for a term of three years expiring at the Annual Meeting of Shareholders to be held in 2006, or when their successors are elected:

                                  Votes  For     Votes  Against/Withheld
                                  ----------     -----------------------
     Jack  W.  Goodall            25,987,995          217,679
     Joe  R.  Micheletto          26,031,966          173,708

In addition, the following Directors continued in their terms of office after the meeting: David R. Banks; M. Darrell Ingram, David W. Kemper, Richard A.
Liddy;  and  William  P.  Stiritz

At  the  same  Annual  Meeting  no  other  items  were  voted  upon.


Item  6.  Exhibits  and  Reports  on  Form  8-K.

(a)     Exhibits

Exhibit 10.1    Corrected  Agreement  between  Ralcorp  Holdings,  Inc.  and
                J. R. Micheletto  dated  May  23,  2002.
                (Management Compensation Agreement)

(b)     Reports  on  Form  8-K

On October 31, 2002, the Registrant announced its fourth quarter and year end 2002 earnings.

On November 11, 2002, the Registrant announced a Dutch Auction Self-Tender Offer for up to 4,000,000 shares of our common stock at a price not greater than $24.00 nor less than $21.00 per share net to the seller in cash, without interest.

On November 20, 2002, the Registrant announced that (i) employees of the Carriage House Companies, Inc. at the Fredonia and Dunkirk, New York facilities had gone on strike and (ii) Carriage House's earnings for the first quarter of fiscal year 2003 were expected to be significantly below those reported for the same period last fiscal year.

On November 25, 2002, the Registrant announced that it reached an accord with striking employees of The Carriage House Companies, Inc. at the Fredonia and Dunkirk, New York facilities.

On December 12, 2002, the Registrant announced the results of the Company's modified Dutch Auction Self-Tender Offer.

On December 19, 2002, the Registrant attached certifications of Joe R. Micheletto and Thomas G. Granneman to its Form 10-K.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              RALCORP  HOLDINGS,  INC.



                              By:  /s/ T. G. Granneman
                                   ----------------------------------
                                   T.  G.  Granneman
                                   Duly  Authorized  Signatory  and
February  14,  2003                Chief  Accounting  Officer

                                 CERTIFICATIONS
                                 --------------

I,  Joe  R.  Micheletto,  certify  that:

1. I have reviewed this quarterly report on Form 10-Q of Ralcorp Holdings, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    February 14, 2003                            /s/ J. R. Micheletto
       -------------------------                     ---------------------------
                                                      J. R. Micheletto
                                                      Chief Executive Officer
                                                      and President

                                    CERTIFICATIONS
                                    --------------

I,  Thomas  G.  Granneman,  certify  that:

1. I have reviewed this quarterly report on Form 10-Q of Ralcorp Holdings, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

   (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

   (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

   (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

   (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

   (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:   February 14, 2003                       /s/ T. G. Granneman
       -------------------                      --------------------------------
                                                 T. G. Granneman
                                                 Corporate Vice President
                                                 and Controller

                                  EXHIBIT INDEX



Exhibit                         Description
-------                         -----------

10.1 Corrected agreement between Ralcorp Holdings, Inc. and J. R. Micheletto dated May 23, 2002. (Management Compensation Agreement)