Form 10-Q
period 2003-03-31
RALCORP HOLDINGS INC /MO
filed 2003-05-14
CIK 1029506

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark  One)

(X)     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13  OR 15(d) OF THE SECURITIES
EXCHANGE  ACT  OF  1934  FOR  THE  QUARTERLY  PERIOD  ENDED  MARCH  31,  2003.

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

          Common Stock                    Outstanding Shares at
      par value $.01 per share                May 12, 2002
                                               28,896,101

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

     Condensed  Consolidated  Balance  Sheet                                  2

     Condensed  Consolidated  Statement  of  Cash  Flows                      3

     Condensed  Consolidated  Statement  of  Comprehensive  Income            4

     Notes  to  Condensed Consolidated Financial Statements                   5

Item  2.  Management's  Discussion  and  Analysis  of  Financial
             Conditions  and  Results  of  Operations                        10

Item  3.  Quantitative  and  Qualitative  Disclosures
             About  Market  Risk                                             18

Item  4.  Controls  and  Procedures                                          18


PART  II.  OTHER  INFORMATION

Item  5.  Other  Information                                                 18

Item  6.  Exhibits  and  Reports on Form 8-K                                 18







                                       (i)

                          PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

                             RALCORP HOLDINGS, INC.
                       CONSOLIDATED STATEMENT OF EARNINGS
                                  (Unaudited)
        (Dollars in millions except per share data, shares in thousands)

                                         Three Months Ended     Six Months Ended
                                             March  31,            March  31,
                                         ------------------    ------------------
                                           2003      2002        2003      2002
                                         --------  --------    --------  --------
Net Sales                                $ 314.4   $ 313.5     $ 662.7   $ 638.6
                                         --------  --------    --------  --------
Costs and Expenses
  Cost of products sold                    253.9     253.1       533.7     512.3
  Selling, general and administrative       42.6      41.5        82.8      80.7
  Interest expense, net                       .7       1.6         1.8       3.5
  Restructuring and impairment charges       4.0         -        11.2         -
  Litigation settlement income, net         (8.9)        -       (14.6)        -
                                         --------  --------    --------  --------
      Total Costs and Expenses             292.3     296.2       614.9     596.5
                                         --------  --------    --------  --------
Earnings before Income Taxes
  and Equity Earnings                       22.1      17.3        47.8      42.1
Income Taxes                                 8.0       6.2        17.2      15.1
                                         --------  --------    --------  --------
Earnings before Equity Earnings             14.1      11.1        30.6      27.0
Equity in Earnings (Loss) of
  Vail Resorts, Inc., Net of
  Related Deferred Income Taxes              2.7       3.5         (.5)       .4
                                         --------  --------    --------  --------
Net Earnings                             $  16.8   $  14.6     $  30.1   $  27.4
                                         ========  ========    ========  ========

Basic Earnings per Share                 $   .58   $   .49     $  1.02   $   .91
                                         ========  ========    ========  ========
Diluted Earnings per Share               $   .57   $   .48     $  1.01   $   .90
                                         ========  ========    ========  ========

Weighted Average Shares for
 Basic Earnings per Share                 28,884    29,931      29,358    29,921
Dilutive effect of assumed conversion:
    Stock options                            489       509         439       421
    Restricted stock awards                    2         1           1         1
    Deferred compensation awards             133         -         120         -
                                         --------  --------    --------  --------
Weighted Average Shares for
 Diluted Earnings per Share               29,508    30,441      29,918    30,343
                                         ========  ========    ========  ========

See accompanying Notes to Condensed Consolidated Financial Statements.

                        RALCORP HOLDINGS, INC.
                  CONDENSED CONSOLIDATED BALANCE SHEET
                             (Unaudited)
                        (Dollars in millions)

                                         March 31,   Sept. 30,
                                           2003        2002
                                         --------    --------
ASSETS
Current Assets
  Cash and cash equivalents              $   9.0     $   3.2
  Investment in Ralcorp Receivables Corp.   12.9        29.7
  Miscellaneous receivables                 10.5         6.2
  Inventories                              135.9       161.6
  Deferred income taxes                      5.7         5.1
  Other current assets                       4.3         2.8
                                         --------    --------
    Total Current Assets                   178.3       208.6

Investment in Vail Resorts, Inc.            80.0        80.8
Property, Net                              267.2       282.6
Goodwill                                   236.6       238.0
Other Intangible Assets, Net                14.6        13.9
Other Assets                                 9.6         8.6
                                         --------    --------
    Total Assets                         $ 786.3     $ 832.5
                                         ========    ========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities
  Accounts payable                       $  69.2     $  75.2
  Other current liabilities                 42.5        44.8
                                         --------    --------
    Total Current Liabilities              111.7       120.0

Long-term Debt                             136.2       179.0
Deferred Income Taxes                       36.3        36.3
Other Liabilities                           61.7        61.1
                                         --------    --------
    Total Liabilities                      345.9       396.4
                                         --------    --------
Shareholders' Equity
  Common stock                                .3          .3
  Capital in excess of par value           113.2       110.0
  Retained earnings                        416.5       386.4
  Common stock in treasury, at cost        (77.8)      (49.9)
  Unearned portion of restricted stock       (.1)        (.1)
  Accumulated other comprehensive loss     (11.7)      (10.6)
                                         --------    --------
    Total Shareholders' Equity             440.4       436.1
                                         --------    --------
    Total Liabilities and
     Shareholders' Equity                $ 786.3     $ 832.5
                                         ========    ========

See accompanying Notes to Condensed Consolidated Financial Statements.

                           RALCORP HOLDINGS, INC.
               CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                (Unaudited)
                           (Dollars in millions)

                                                           Six Months Ended
                                                               March 31,
                                                         -------------------
                                                           2003       2002
                                                         --------   --------
Cash Flows from Operating Activities
  Net earnings                                           $  30.1    $  27.4
  Adjustments to reconcile net earnings to net
   cash flow provided by operating activities:
    Depreciation and amortization                           20.2       16.8
    Impairment and loss on sale of business                  8.5          -
    Equity in loss (earnings) of Vail Resorts, Inc.           .8        (.6)
    Deferred income taxes                                    (.6)       1.7
    Sale of receivables, net                                 2.6       (2.2)
    Changes in current assets and liabilities               25.2        3.0
    Other, net                                               1.3        2.6
                                                         --------   --------
    Net cash provided by operating activities               88.1       48.7
                                                         --------   --------

Cash Flows from Investing Activities
  Business acquisitions, net of cash acquired                  -      (52.4)
  Additions to property and intangible assets              (16.9)     (12.2)
  Proceeds from sale of property                             2.4       11.6
  Proceeds from sale of business                             3.0          -
                                                         --------   --------
    Net cash used by investing activities                  (11.5)     (53.0)
                                                         --------   --------

Cash Flows from Financing Activities
  Net (repayments) borrowings under credit arrangements    (42.8)        .3
  Proceeds from the exercise of stock options                 .6         .5
  Purchase of treasury stock                               (28.6)         -
                                                         --------   --------
    Net cash (used) provided by financing activities       (70.8)        .8
                                                         --------   --------

Net Increase (Decrease) in Cash and Cash Equivalents         5.8       (3.5)
Cash and Cash Equivalents, Beginning of Period               3.2        3.9
                                                         --------   --------

Cash and Cash Equivalents, End of Period                 $   9.0    $    .4
                                                         ========   ========

See accompanying Notes to Condensed Consolidated Financial Statements.

                             RALCORP HOLDINGS, INC.
            CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                  (Unaudited)
                             (Dollars in millions)

                                         Three Months Ended     Six Months Ended
                                             March  31,            March  31,
                                         ------------------    ------------------
                                           2003      2002        2003      2002
                                         --------  --------    --------  --------
Net Earnings                             $  16.8   $  14.6     $  30.1   $  27.4
Other Comprehensive Income -
 Deferred (loss) gain on cash flow
  hedging instruments, net                   (.4)       .1        (1.1)       .9
                                         --------  --------    --------  --------
Comprehensive Income                     $  16.4   $  14.7     $  29.0   $  28.3
                                         ========  ========    ========  ========

                             RALCORP HOLDINGS, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2003
                                  (Unaudited)
                  (Dollars in millions except per share data)

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

FAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," addresses financial accounting and reporting costs associated with exit or disposal activities and nullifies EITF 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of an entity's commitment to an exit plan. Costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. As required, the Company adopted FAS 146 prospectively for exit or disposal activities initiated after December 31, 2002. The adoption has not had a material impact on the Company's financial position, earnings, or cash flows.

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

                                         Three Months Ended     Six Months Ended
                                             March  31,            March  31,
                                         ------------------    ------------------
                                           2003      2002        2003      2002
                                         --------  --------    --------  --------
Net earnings, as reported                $  16.8   $  14.6     $  30.1   $  27.4
Deduct: Total stock-based employee
 compensation expense determined
 under fair value based method for all
 awards, net of related tax effects          (.6)      (.6)       (1.2)     (1.2)
                                         --------  --------    --------  --------
Pro forma net earnings                   $  16.2   $  14.0     $  28.9   $  26.2
                                         ========  ========    ========  ========

Earnings per share:
 Basic - as reported                     $   .58   $   .49     $  1.02   $   .91
 Basic - pro forma                       $   .56   $   .47     $   .98   $   .87

 Diluted - as reported                   $   .57   $   .48     $  1.01   $   .90
 Diluted - pro forma                     $   .55   $   .46     $   .97   $   .86

FASB Interpretation No. (FIN) 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that, in certain cases, a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements are effective for interim periods ending after December 15, 2002 and the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The Company currently has no obligations from guarantees which would require disclosure or the recognition of a liability, except as disclosed in
Note 14 to its consolidated financial statements for the year ended September 30, 2002, and except for $9.9 in letters of credit and surety bonds outstanding with various financial institutions, principally related to self-insurance requirements and the Industrial Development Revenue Bond.

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

EITF Issue No. 02-16, "Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor" was generally effective for the second quarter of the Company's fiscal year 2003, but its adoption did not have a material impact on its financial position, earnings, or cash flows.

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

NOTE  3  -  RESTRUCTURING  AND  IMPAIRMENT  CHARGES  AND  RESERVES

In the quarter ended December 31, 2002, the Company finalized its plans to reduce operations at its Streator, IL facility and transfer production of all product lines except peanut butter to other Dressings, Syrups, Jellies & Sauces locations. By March 31, 2003, termination benefits totaling $.9 had been paid (123 employees), and the Company had reserved for an additional $.3 to be paid in the quarter ending June 30, 2003 (22 employees). Also, equipment with a net book value of $.1 was written off. For the three and six months ended March 31, 2003, these costs totaled $.4 and $1.3, respectively, and are included in "Restructuring and impairment charges" on the statement of earnings. All other costs associated with this project have been charged to operating expenses as incurred or capitalized, as appropriate.

Also in the quarter ended December 31, 2002, the Company sold its ketchup business, including certain equipment and inventory, and recorded a net loss of $1.3. That loss included writing off or reducing the valuation of related inventories of packaging, ingredients, and finished products, as well as a $.4 reserve for other exit costs to be incurred. Further, management determined that the resulting reduced cash flows from its tomato paste business, which had supplied the Company's ketchup production, was less than the carrying value of its paste production facility located near Williams, CA. Accordingly, the fair value of the related fixed assets as of December 31, 2002 was assessed based on a market quote, resulting in an impairment charge of $5.0. On February 4, 2003, the Company sold its tomato paste business, including the Williams, CA facility. The sale resulted in an additional loss of $3.5, including the write-off of $1.4 of goodwill associated with that business. These costs, all of which related to the Dressings, Syrups, Jellies & Sauces segment, are also included in "Restructuring and impairment charges" on the statement of earnings.

On February 20, 2003, Ralcorp announced its plans to close its in-store bakery facility in Kent, WA, part of the Cereals, Crackers & Cookies segment, and transfer production to an in-store bakery facility located in Utah. In the second quarter, the Company recorded $.1 million of expenses related to Kent employee termination benefits (68 employees) in accordance with FAS 146. That amount is included in "Restructuring and impairment charges" on the statement of earnings as well. All other costs associated with this project will be charged to operating expenses as incurred or capitalized, as appropriate.

At March 31, 2003, "Other current liabilities" on the balance sheet included restructuring reserves as follows:

                                      Amounts   Amounts     Ending
                                       Added    Utilized    Reserve
                                     --------   --------   --------
Streator termination benefits         $  1.2     $  (.9)    $   .3
Ketchup business exit costs               .4        (.3)        .1
Kent termination benefits                 .1          -         .1
                                     --------   --------   --------
                                      $  1.7     $ (1.2)    $   .5
                                     ========   ========   ========

NOTE  4  -  LITIGATION  SETTLEMENT  INCOME

During the six months ended March 31, 2003, the Company received payments in partial settlement of its claims related to ongoing vitamin antitrust litigation. These payments are shown net of related expenses as "Litigation settlement income, net" on the statement of earnings.

NOTE  5  -  SALE  OF  RECEIVABLES

On September 24, 2001, the Company entered into a three-year agreement to sell, on an ongoing basis, all of its trade accounts receivable to a wholly owned, bankruptcy-remote subsidiary named Ralcorp Receivables Corporation (RRC), which in turn sells the receivables to a bank commercial paper conduit. RRC is a qualifying special purpose entity under FAS 140 and the sale of Ralcorp receivables to RRC is considered a true sale for accounting, tax and legal purposes. As of March 31, 2003, the outstanding balance of receivables (net of an allowance for doubtful accounts) sold to RRC was $72.1 and proceeds received were $59.2, resulting in a subordinated retained interest of $12.9 reflected on the Company's consolidated balance sheet as an "Investment in Ralcorp Receivables Corp." Discounts related to the sale of receivables totaled $.5 and $.7 in the six months ended March 31, 2003 and 2002, respectively, ($.3 in the three months ended March 31 of both years) and are included on the statement of earnings in "Selling, general and administrative" expenses.

NOTE  6  -  INVENTORIES,  net  of  related  valuation  reserves,  consisted  of:

                                      Mar. 31,   Sep. 30,
                                        2003       2002
                                      --------   --------
Raw materials and supplies            $  57.4    $  59.3
Finished products                        78.5      102.3
                                      --------   --------
                                      $ 135.9    $ 161.6
                                      ========   ========

NOTE  7  -  PROPERTY,  NET  consisted  of:

                                      Mar. 31,   Sep. 30,
                                        2003       2002
                                      --------   --------
Property at cost                      $ 473.2    $ 475.6
Accumulated depreciation               (206.0)    (193.0)
                                      --------   --------
                                      $ 267.2    $ 282.6
                                      ========   ========

NOTE  8  -  OTHER  INTANGIBLE  ASSETS,  NET  consisted  of:

                                      Mar. 31,   Sep. 30,
                                        2003       2002
                                      --------   --------
Computer software                     $  24.0    $  21.6
Trademark                                 9.0        9.0
Accumulated amortization                (18.4)     (16.7)
                                      --------   --------
                                      $  14.6    $  13.9
                                      ========   ========

Amortization expense related to these assets was $1.7 and $1.8 during the six months ended March 31, 2003 and 2002, respectively.

NOTE  9  -  LONG-TERM  DEBT  consisted  of:

                                        March 31, 2003     September 30, 2002
                                      ------------------   ------------------
                                       Balance    Rate      Balance    Rate
                                      ---------  -------   ---------  -------
$275 Revolving Credit Agreement        $ 110.0    2.224%    $ 165.0    2.754%
Uncommitted credit arrangements           20.3    2.200%        8.0    2.700%
Industrial Development Revenue Bond        5.6    1.140%        5.6    1.540%
Other                                       .3   Various         .4   Various
                                      ---------            ---------
                                       $ 136.2              $ 179.0
                                      =========            =========

NOTE  10  -  TREASURY  STOCK

On December 11, 2002, the Company purchased 1.15 million shares of its common stock at a purchase price of $24.00 per share.

NOTE  11  -  SEGMENT  INFORMATION

The following tables present information about the Company's reportable segments. Management evaluates each segment's performance based on its profit contribution, which is profit or loss from operations before income taxes, interest, costs related to restructuring activities, and unallocated corporate income and expenses.

                                      Three Months Ended     Six Months Ended
                                           March 31,             March 31,
                                      ------------------    ------------------
                                        2003      2002        2003      2002
                                      --------  --------    --------  --------
Net Sales
  Cereals                             $  76.0   $  78.8     $ 159.9   $ 159.0
  Crackers & Cookies                     98.5      86.3       200.1     157.1
  Dressings, Syrups, Jellies & Sauces   105.0     116.5       208.5     228.9
  Snack Nuts & Candy                     34.9      31.9        94.2      93.6
                                      --------  --------    --------  --------
  Total                               $ 314.4   $ 313.5     $ 662.7   $ 638.6
                                      ========  ========    ========  ========

Profit Contribution
  Cereals, Crackers & Cookies         $  16.5   $  17.7     $  39.6   $  36.7
  Dressings, Syrups, Jellies & Sauces     1.4       2.9         2.3       6.3
  Snack Nuts & Candy                      4.0       2.9        13.6      10.7
                                      --------  --------    --------  --------
    Total segment profit contribution    21.9      23.5        55.5      53.7
  Interest expense, net                   (.7)     (1.6)       (1.8)     (3.5)
  Restructuring and impairment charges   (4.0)        -       (11.2)        -
  Litigation settlement income, net       8.9         -        14.6         -
  Other unallocated corporate expenses   (4.0)     (4.6)       (9.3)     (8.1)
                                      --------  --------    --------  --------
  Earnings before income taxes
    and equity earnings               $  22.1   $  17.3     $  47.8   $  42.1
                                      ========  ========    ========  ========

                                      Mar. 31,   Sep. 30,
                                        2003       2002
                                      --------   --------
Total Assets
  Cereals, Crackers & Cookies         $ 330.3    $ 337.1
  Dressings, Syrups, Jellies & Sauces   230.9      261.2
  Snack Nuts & Candy                     93.3       98.1
  Investment in Ralcorp Receivables
   Corporation                           12.9       29.7
  Investment in Vail Resorts, Inc.       80.0       80.8
  Other unallocated corporate assets     38.9       25.6
                                      --------   --------
  Total                               $ 786.3    $ 832.5
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


                                RESULTS OF OPERATIONS

CONSOLIDATED

     NET SALES Second quarter net sales grew only slightly from $313.5 million in fiscal 2002 to $314.4 million in fiscal 2003, while net sales for the first half grew 4 percent from the prior year. Incremental sales from the Lofthouse cookie business acquired on January 30, 2002 were offset by sales declines in some of our other lines of business, especially in the second quarter. Refer to the segment discussions below for specific factors affecting results.

     OPERATING EXPENSES Although several factors impacted operating expenses in the current year periods relative to the prior year, operating expenses were very similar as a percentage of net sales. For the three months ended March 31, 2003 and 2002, cost of products sold was 80.8% and 80.7% of net sales, respectively, while selling, general, and administrative (SG&A) expenses were 13.5% and 13.2% of net sales, respectively. Through the first six months of fiscal 2003 and 2002, cost of products sold was 80.5% and 80.2% of net sales, respectively, while selling, general, and administrative (SG&A) expenses were 12.5% and 12.6% of net sales, respectively. Again, refer to the segment discussions below for specific factors affecting results.

     INTEREST EXPENSE, NET Interest expense dropped to $.7 million and $1.8 million, respectively, for the three and six months ended March 31, 2003, from $1.6 million and $3.5 million in the corresponding periods of the prior year. The decrease is attributable to both lower interest rates and lower debt levels in the current year. For the second quarter and first half of fiscal 2003, the weighted average interest rate on our debt, nearly all of which incurs interest at variable rates, was 2.3 percent and 2.5 percent, respectively, compared to
2.9 percent and 3.2 percent a year ago. Despite additional borrowings to fund the repurchase of 1.15 million shares of Ralcorp common stock in December 2002, we reduced our outstanding long-term debt from $223.4 million at March 31, 2002 to $136.2 million at March 31, 2003 with operating cash flows. An important component of those significant cash inflows was a $39.7 million (41 percent) reduction in net working capital during the past twelve months.

     On September 24, 2001, we entered into a three-year agreement to sell our trade accounts receivable on an ongoing basis. Discounts related to this agreement totaled $.5 million and $.7 million in the first half of fiscal 2003 and 2002, respectively, and are included on the statement of earnings in selling, general and administrative expenses.

     RESTRUCTURING AND IMPAIRMENT CHARGES In the quarter ended December 31, 2002, we finalized our plans to reduce operations at our Streator, IL facility and transfer production of all product lines except peanut butter to other locations. By March 31, 2003, termination benefits totaling $.9 million had been paid (123 employees), and we had reserved for an additional $.3 million to be paid in the quarter ending June 30, 2003 (22 employees). Also in March, equipment with a net book value of $.1 million was written off. For the three and six months ended March 31, 2003, these costs totaled $.4 million and $1.3 million, respectively. All other costs associated with this project have been charged to operating expenses as incurred or capitalized, as appropriate.

     Also in the quarter ended December 31, 2002, we sold our ketchup business, including certain equipment and inventory, and recorded a net loss of $1.3 million. That loss included writing off or reducing the valuation of related inventories of packaging, ingredients, and finished products, as well as a $.4 million reserve for other exit costs. Further, we determined that the resulting reduced cash flows from our tomato paste business, which had supplied the Company's ketchup production, was less than the carrying value of our paste production facility located near Williams, CA. Accordingly, the fair value of the related fixed assets as of December 31, 2002 was assessed based on a market quote, resulting in an impairment charge of $5.0 million. On February 4, 2003, we sold our tomato paste business, including the Williams, CA facility. The sale resulted in an additional loss of $3.5 million, including the write-off of $1.4 million of goodwill associated with that business.

     On February 20, 2003, we announced our plans to close our in-store bakery facility in Kent, WA and transfer production to an in-store bakery facility located in Utah. In the second quarter, we recorded $.1 million of expenses related to Kent employee termination benefits (68 employees) in accordance with FAS 146, and expect to record another $.1 million in the third quarter. Also in the third quarter, we expect to record a lease termination charge which could be as much as $2.3 million, but the amount cannot be determined at this time. All other costs associated with this project will be charged to operating expenses as incurred or capitalized, as appropriate.

     The after-tax effect of the restructuring and impairment charges was $2.6 million ($.09 per diluted share) for the second quarter of fiscal 2003 and $7.2 million ($.24 per diluted share) for the first half of this fiscal year. No material restructuring or impairment charges were incurred in fiscal 2002.

     LITIGATION SETTLEMENT INCOME During the six months ended March 31, 2003, we received payments in partial settlement of our claims related to vitamin antitrust litigation. These payments are shown net of related expenses as "Litigation settlement income, net" on the statement of earnings. The after-tax effect of this $14.6 million income item was $9.3 million, or $.31 per diluted share. Smaller payments had resulted in pre-tax income of $.5 million and $1.1 million recorded in the third and fourth quarters of fiscal 2002, respectively. While it is possible that we may receive further amounts related to this litigation, we do not expect any such amounts to be significant.

     INCOME  TAXES   Income  tax  provisions  for fiscal 2003 and 2002 generally reflect  statutory  tax  rates.

     EQUITY IN EARNINGS OF VAIL RESORTS, INC. Ralcorp continues to hold an approximate 21.5 percent equity ownership interest in Vail Resorts, Inc. Vail Resorts operates on a fiscal year ending July 31; therefore, we report our portion of Vail Resorts' operating results on a two-month time lag. Vail Resorts' operations are highly seasonal, typically yielding more than the entire year's equity income during the second and third fiscal quarters. For the second quarter ended March 31, 2003, this investment resulted in non-cash pre-tax earnings of $4.1 million ($2.7 million after taxes), compared to $5.4 million ($3.5 million after taxes) for last year's second quarter. Through six months, the after-tax equity impact was $.5 million loss and $.4 million earnings for fiscal 2003 and 2002, respectively.

CEREALS,  CRACKERS  &  COOKIES

     Second quarter net sales for the Cereals, Crackers & Cookies segment were up 6 percent from last year, as a $12.2 million improvement in sales at the Bremner cracker and cookie division was offset by a $2.8 million decrease at the Ralston Foods cereal division. While approximately 60 percent ($7.3 million) of Bremner's net sales growth came from the acquired Lofthouse business, its other businesses continue to grow as well. Specifically, cracker sales volumes grew 16 percent from last year. Cookie sales volumes increased 4 percent, as incremental Lofthouse business in the current quarter was largely offset by a reduction in co-manufacturing business relative to last year's levels. At Ralston Foods, second quarter sales volumes of store brand ready-to-eat cereals were off 8 percent from last year as branded competitors increased their new product introductions and product promotional support. Foodservice sales were also down. Those declines were significantly offset by an increase in co-manufacturing volumes and 10 percent growth in hot cereal volumes.

     Through the first six months of fiscal 2003, net sales for the segment were up 14 percent from a year ago, with Bremner and Ralston Foods contributing increases of $43.0 million and $.9 million, respectively. Again, about two-thirds of the Bremner growth is attributable to the additional four months of Lofthouse sales, while the remainder came through ongoing expansion with existing customers. Cracker volumes were up 17 percent from last year's first half. Excluding Lofthouse sales, cookie volumes were nearly flat. For Ralston Foods, increases in co-manufacturing and hot cereal sales outweighed declines in store brand ready-to-eat cereal and foodservice products for the six-month period.

     The segment's profit contribution was down $1.2 million (7 percent) for the second quarter but up $2.9 million (8 percent) for the first six months due to a stronger first quarter. The second quarter shortfall is attributable to the decreased Ralston Foods sales, unfavorable costs of ingredients such as wheat flour, soybean oil, honey, and cocoa, and the inclusion of an initial $1.0 million reserve recorded within selling, general and administrative expenses to cover estimated costs related to the recall of a product produced by Ralston Foods for a co-manufacturing customer.

DRESSINGS,  SYRUPS,  JELLIES  &  SAUCES

     Carriage House's net sales for the three and six months ended March 31, 2003 decreased nearly 10 percent compared to the corresponding periods last year. These declines are attributable primarily to the loss of a major co-manufacturing customer at the beginning of fiscal 2003, but also to the sale of the honey business in June of 2002, the sale of the ketchup business in November 2002, and continued pricing pressures. These sales reductions were partially offset by increased business with continuing customers.

     The segment's second quarter profit decreased along with net sales, falling by $1.5 million for the second quarter and $4.0 for the first half. Commodity cost increases in soy oil and other ingredients were largely offset by decreases in peanut costs. Production costs increased because of inefficiencies related to the lower volumes and restructuring initiatives, discussed further below. Finally, Fleming, a major Carriage House customer, filed for bankruptcy protection on April 1, 2003, and Carriage House recorded a second quarter charge of $.7 million to cover expected losses related to accounts receivable.

SNACK  NUTS  &  CANDY

     Second quarter net sales for the Snack Nuts & Candy segment, also known as Nutcracker Brands, grew 9 percent from a year ago despite the loss of a few major customers in competitive bidding last year. This growth was generated primarily through increased snack nuts volume with other customers, slightly offset by a decline in candy volume. For the six months ended March 31, 2003, net sales were only 1 percent higher than in the first half of fiscal 2002 as a result of a significant reduction in first quarter holiday orders from a continuing major customer.

     Second quarter and six-month Snack Nuts & Candy profit increased $1.1 million (38 percent) and $2.9 million (27 percent), respectively, from the corresponding periods last year. These improvements were due primarily to certain favorable ingredient costs.


                           LIQUIDITY AND CAPITAL RESOURCES

     Historically, we have funded operating needs by generating positive cash flows through operations. We expect to continue generating operating cash flows through our mix of businesses and expect that short-term and long-term liquidity requirements will be met through a combination of operating cash flows and strategic use of borrowings under committed and uncommitted credit arrangements. Capital resources remained strong at March 31, 2003 with a net worth of $440.4 million and a long-term debt to total capital ratio of 24 percent, compared to corresponding figures for September 30, 2002 of $436.1 million and 29 percent. Working capital, excluding cash and cash equivalents, was down to $57.6 million at March 31, 2003 from $85.4 million at September 30, 2002 as a result of seasonal changes as well as continuing reduction efforts.

     Although net earnings for the six months ended March 31, 2003 were only $2.7 million higher than in the first half of the prior year, cash flows from operating activities were considerably higher. In the current year, the impairment and loss on sale of the tomato paste business, which totaled $8.5 million, were added back to net earnings in the calculation of operating cash flows. However, the most significant factor was a $25.7 million decrease in inventories from September 30, 2002 to March 31, 2003. Although some seasonal inventory reduction is normal during this period of the year, the relative impact on cash flows from operations was much greater in fiscal 2003 than in fiscal 2002 as a result of recent working capital reduction efforts and the fact that last year's inventory reduction was offset by a large decrease in accounts payable.

     Planned capital expenditures for fiscal 2003 will require approximately $40 million, of which $16.9 million was spent during the first half. In addition to the amounts to be capitalized, a pilot project to upgrade our information systems is expected to result in incremental SG&A expenses totaling between $3 and $4 million during the term of the project, which is scheduled to be completed by the end of fiscal 2003. As discussed below, we have adequate capacity under current borrowing arrangements to meet these cash needs.

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

     During the six months ended March 31, 2003, we used $42.8 million of cash provided by operations to reduce our long-term debt. As of March 31, 2003, total remaining availability under our $275 million revolving credit agreement and our $35 million uncommitted credit arrangements was $179.7 million.

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

     Our segments each operate in categories where competition from both branded and other private label suppliers is intense. In addition, ingredient price increases, previously mentioned customer losses, and start up costs associated with restructuring activities are having a significant negative impact upon our operating results. We are also facing reduced sales and potential inventory and packaging exposure caused by Fleming's bankruptcy, as well as potential additional costs associated with the previously mentioned product recall. Based upon the anticipated magnitude of the effects of these issues on our base business, we expect that combined segment profit contribution for the third fiscal quarter will likely fall below amounts reported for the same quarter of fiscal 2002 by approximately 20-30%. We currently expect combined segment profit contribution for the fourth quarter to improve somewhat to an amount comparable to the fourth quarter of fiscal 2002. However, we caution that these estimates are highly variable based upon the outcome of the uncertainties mentioned previously, especially the recovery of sales volumes to Fleming, as well as other operational uncertainties which could impact results either positively or negatively.

     The following sections contain discussions of the specific factors affecting the outlook for the fiscal year and beyond for each of our reportable segments.

CEREALS,  CRACKERS  &  COOKIES

     The level of competition in the cereal category continues to be intense for our Ralston Foods division. Competition comes from branded box cereal manufacturers, branded bagged cereal producers and other private label cereal providers. On December 3, 2002, Quaker Foods & Beverages sold its U.S. bagged cereal business to the Malt-O-Meal Company, which may affect the competitive environment. For the last several years, category growth in ready-to-eat and hot cereals has been minimal, which has exacerbated its competitive nature. When branded competitors focus on price/promotion, the environment for private label producers becomes more challenging. We must maintain an effective price gap between our quality private label cereal products and those of branded cereal producers, thereby providing the best value alternative for the consumer. Importantly, pricing and volume agreements with customers are generally determined by the customers' periodic requests for competitive category reviews in each of our divisions. Ralston Foods anticipates an increased number of these category review requests to occur throughout the remainder of fiscal 2003. Further, Ralston Foods is being negatively impacted by the bankruptcy of Fleming, including reduced sales and potential inventory and packaging losses.

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

     The division continues its effort to maximize synergies through the combination of Lofthouse with Cascade, which has given Bremner a significant presence in the in-store bakery cookie category. As previously mentioned, we plan to close our in-store bakery facility in Kent, WA and transfer production to an in-store bakery facility located in Utah. In addition, Bremner will continue to focus on cost containment, new products and volume growth of existing products in order to improve operating results.


DRESSINGS,  SYRUPS,  JELLIES  &  SAUCES

     Carriage House's competitors, both large and small, continue to be aggressive on pricing. In addition, the division continues to be negatively affected by certain ingredient cost increases as well as increased employee health care and benefit costs. Wherever possible, we will continue to implement slight price increases to help offset these rising costs. Encouragingly, the cost of peanuts, a major ingredient for Carriage House (peanut butter), has been favorably impacted by the Farm Act of 2002. Although we expect the segment to benefit from lower peanut costs in fiscal 2003, such benefit will likely be more than offset by the aforementioned cost increases and pricing pressures.

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

     We have undertaken an aggressive plan to improve performance by selling unprofitable businesses and continuing to rationalize production capacity. In June 2002, we sold our honey operations. In September, we announced our intention to significantly reduce operations at the Streator, IL facility and transfer production of all product lines except peanut butter to other facilities. As a result of this restructuring, we ultimately expect to realize annual savings in cost of products sold of $2.5 million to $3.0 million (approximately $1.0 million of which is non-cash) beginning in fiscal 2004. In November, we sold our ketchup operations, although production continued through the end of the first quarter, and on February 4, 2003, we sold our industrial tomato paste processing facility. While net sales from the honey, ketchup, and paste businesses totaled approximately $30 million in fiscal 2002, related operating profit was immaterial, so we were able to reduce our capital investment without reducing returns. These complicated initiatives have resulted in production inefficiencies, which we believe are temporary but which are likely to continue to present operational challenges through the second half of the year.

       Although Carriage House, along with our other divisions, continues to make sales to Fleming at a reduced rate, the impact of this bankruptcy and related developments on Carriage House's ability to obtain future business from Fleming cannot be determined at this time. An inability to make future sales or a significant reduction in sales volume relating to Fleming could have a significant adverse effect on Carriage House profits in the future if those sales cannot be replaced by additional sales to existing or new customers.

     Because of the weak operating performance in recent periods and the potentially significant impact of reduced or lost sales to Fleming, we are undertaking an interim goodwill impairment test for the Carriage House reporting unit, in accordance with FAS 142. This review, which requires an assessment of Carriage House's fair value, will be completed during the third fiscal quarter. If the fair value of the unit is less than its carrying value, Carriage House goodwill (which was $97.8 million at March 31, 2003) would likely be impaired to some degree, in which case an appropriate impairment loss would be recorded as a charge against earnings in the third quarter.

     On January 22, 2003, we announced a restructuring of the management of Carriage House and our other operations "in order to improve management efficiencies in a business environment when control of costs, short response times and superior quality and service are paramount." The implementation of that management restructuring has been given the highest priority and is continuing.

SNACK  NUTS  &  CANDY

     Snack nuts and candy continue to be very competitive categories. This segment of Ralcorp faces significant competition from branded manufacturers as well as private label and regional producers. During fiscal 2002, competitive bids for store brand customer business resulted in either loss of margins or loss of customers to competitors. We expect this margin pressure to continue into the foreseeable future. The segment will continue to focus on maintaining its customer base and the high quality of its products and on developing new products. In addition, Snack Nuts & Candy segment sales have been, and may continue to be, negatively impacted by the bankruptcy of Fleming.

     The segment has recently benefited from lower raw material costs on some ingredients. The cost of cashews, a major ingredient, has trended down from significant highs in fiscal 2000 but now appears to have stabilized. As discussed above, 2002 legislation has resulted in lower peanut costs and may have a favorable effect on profitability. While some benefits of reduced peanut costs were realized in the first half of fiscal 2003, the future effect cannot be quantified at this time and is expected to be somewhat offset by continued pricing pressures and increasing costs of other ingredients, healthcare, and other employee benefits.

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

(xi) Our results could be negatively impacted if we do not regain lost sales to Fleming through an improvement in Fleming's financial condition or through increased sales to existing or new customers; and

(xii) Other uncertainties, all of which are difficult to predict and many of which are beyond our control, may impact our financial position, including those risks detailed from time to time in our publicly filed documents.

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

ITEM  3.     Quantitative  and  Qualitative  Disclosures  About  Market  Risk.

     We believe there have been no material changes in the reported market risks faced by the Company during the six months ended March 31, 2003. For additional information, refer to Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2002.


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

Item  5.  Other  Information

          None

Item  6.  Exhibits  and  Reports  on  Form  8-K.

(a)     Exhibits

99.1     Certification  pursuant to 18 U.S.C. Section 1350 of Joe R. Micheletto.
99.2     Certification  pursuant  to  18  U.S.C.  Section  1350  of  Thomas  G.
Granneman.

(b)     Reports  on  Form  8-K

On February 4, 2003 the Company announced the sale of its industrial tomato paste processing facility in Williams, California.

On February 14, 2003 the Company provided certifications to the Form 10-Q from its Chief Executive Officer and Controller.

On February 21, 2003 the Registrant announced the closing of its in-store bakery facility at Kent, Washington.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              RALCORP  HOLDINGS,  INC.


                              By:    /s/ T. G. Granneman
                                    -----------------------------------
                                     T.  G.  Granneman
                                     Duly  Authorized  Signatory  and
                                     Chief  Accounting  Officer

May  14,  2003
                                            18

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

Date:    May  14,  2003                               /s/ J. R. Micheletto
       ------------------                            ---------------------------
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

Date:   May  14,  2003                          /s/ T. G. Granneman
       ----------------                         --------------------------------
                                                 T. G. Granneman
                                                 Corporate Vice President
                                                 and Controller





                                  EXHIBIT INDEX


Exhibit                    Description
-------                    -----------

Exhibit 99.1 Certification pursuant to 18 U.S.C. Section 1350 of Joe R. Micheletto dated May 14, 2003.

Exhibit 99.2 Certification pursuant to 18 U.S.C. Section 1350 of Thomas G. Granneman dated May 14, 2003.