Form 10-Q
period 2003-06-30
RALCORP HOLDINGS INC /MO
filed 2003-08-14
CIK 1029506

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

(X)  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Common Stock	Outstanding Shares at
par value $.01 per share	August 12, 2003
28,915,388

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b-2 of the Exchange Act). Yes (x) No ( )

RALCORP HOLDINGS, INC.

INDEX

	PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Statement of Earnings	1

	Condensed Consolidated Balance Sheet	2

	Condensed Consolidated Statement of Cash Flows	3

	Notes to Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial
	Conditions and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

PART II.	OTHER INFORMATION

Item 5.	Other Information	16

Item 6.	Exhibits and Reports on Form 8-K	16

PART I.   FINANCIAL INFORMATION

Item 1.  Financial Statements.
RALCORP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF EARNINGS (Unaudited)
(Dollars in millions except per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net Sales	$311.5	$314.9	$974.2	$953.5

Costs and Expenses
Cost of products sold	249.0	251.5	782.7	763.8
Selling, general and administrative	42.7	41.9	125.5	122.6
Interest expense, net	.8	1.2	2.6	4.7
Restructuring and impairment charges	2.2	-	13.4	-
Litigation settlement income, net	-	(.6)	(14.6)	(.6)

Total Costs and Expenses	294.7	294.0	909.6	890.5

Earnings before Income Taxes
and Equity Earnings	16.8	20.9	64.6	63.0
Income Taxes	6.1	7.6	23.3	22.7

Earnings before Equity Earnings	10.7	13.3	41.3	40.3
Equity in Earnings (Loss) of Vail Resorts, Inc.,
Net of Related Deferred Income Taxes	5.3	4.8	4.8	5.2

Net Earnings	$16.0	$18.1	$46.1	$45.5

Basic Earnings per Share	$.55	$.60	$1.58	$1.52

Diluted Earnings per Share	$.54	$.59	$1.55	$1.49

See accompanying Notes to Condensed Consolidated Financial Statements.

RALCORP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in millions)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net Earnings	$16.0	$18.1	$46.1	$45.5
Other Comprehensive Income (Loss)	.4	(.1)	(.7)	.8

Comprehensive Income	$16.4	$18.0	$45.4	$46.3

See accompanying Notes to Condensed Consolidated Financial Statements.

RALCORP HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
(Dollars in millions)

	June 30,	Sept. 30,
	2003	2002

Assets
Current Assets
Cash and cash equivalents	$24.2	$3.2
Investment in Ralcorp Receivables Corporation	42.2	29.7
Miscellaneous receivables	8.1	6.2
Inventories	137.0	161.6
Deferred income taxes	5.5	5.1
Other current assets	3.5	2.8

Total Current Assets	220.5	208.6
Investment in Vail Resorts, Inc.	88.1	80.8
Property, Net	266.4	282.6
Goodwill	236.6	238.0
Other Intangible Assets, Net	14.9	13.9
Other Assets	10.6	8.6

Total Assets	$837.1	$832.5

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$73.8	$75.2
Other current liabilities	46.1	44.8

Total Current Liabilities	119.9	120.0
Long-term Debt	156.0	179.0
Deferred Income Taxes	38.7	36.3
Other Liabilities	65.5	61.1

Total Liabilities	380.1	396.4

Shareholders' Equity
Common stock	.3	.3
Capital in excess of par value	113.2	110.0
Retained earnings	432.5	386.4
Common stock in treasury, at cost	(77.6)	(49.9)
Unearned portion of restricted stock	(.1)	(.1)
Accumulated other comprehensive loss	(11.3)	(10.6)

Total Shareholders' Equity	457.0	436.1

Total Liabilities and Shareholders' Equity	$837.1	$832.5

See accompanying Notes to Condensed Consolidated Financial Statements.

RALCORP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(Dollars in millions)
	Nine Months Ended
	June 30,

	2003	2002

Cash Flows from Operating Activities
Net earnings	$46.1	$45.5
Adjustments to reconcile net earnings to net
cash flow provided by operating activities:
Depreciation and amortization	29.3	25.7
Impairment and loss on sale of business	8.6	-
Equity in earnings of Vail Resorts, Inc.	(7.3)	(8.0)
Deferred income taxes	2.0	4.2
Sale of receivables, net	(24.6)	(6.1)
Changes in current assets and liabilities, net	33.4	34.4
Other, net	5.1	4.6

Net Cash Provided by Operating Activities	92.6	100.3

Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	-	(52.1)
Additions to property and intangible assets	(26.2)	(20.2)
Proceeds from sale of property	2.5	12.0
Proceeds from sale of business	2.9	-

Net Cash Used by Investing Activities	(20.8)	(60.3)

Cash Flows from Financing Activities
Net repayments under credit arrangements	(23.0)	(43.2)
Purchase of treasury stock	(28.6)	-
Proceeds from exercise of stock options	.8	1.6

Net Cash Used by Financing Activities	(50.8)	(41.6)

Net Increase (Decrease) in Cash and Cash Equivalents	21.0	(1.6)
Cash and Cash Equivalents, Beginning of Period	3.2	3.9

Cash and Cash Equivalents, End of Period	$24.2	$2.3

See accompanying Notes to Condensed Consolidated Financial Statements.

RALCORP HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions except per share data)

NOTE 1 – PRESENTATION OF CONDENSED FINANCIAL STATEMENTS

The accompanying unaudited historical financial statements of the Company have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments considered necessary for a fair presentation, have been included. Operating results for any quarter are not necessarily indicative of the results for any other quarter or for the full year. Certain prior year amounts have been reclassified to conform with the current year’s presentation. These statements should be read in connection with the financial statements and notes included in the Company's Annual Report to Shareholders for the year ended September 30, 2002.

NOTE 2 – RECENTLY ISSUED ACCOUNTING STANDARDS

Statement of Financial Accounting Standards (FAS) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” was adopted by the Company for its financial statements issued for fiscal year 2003, including interim periods. FAS 144 supersedes FAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” but retains the requirements to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. The adoption of FAS 144 did not have a material impact on the Company’s financial position, earnings, or cash flows.

FAS 145, “Rescission of FASB Statements No. 4, 55, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” was generally effective for the Company for fiscal year 2003. The adoption of FAS 145 did not have a material impact on the Company’s financial position, earnings, or cash flows.

FAS 146, “Accounting for Costs Associated with Exit or Disposal Activities,” addresses financial accounting and reporting costs associated with exit or disposal activities and nullifies EITF 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” FAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred rather than at the date of an entity’s commitment to an exit plan. Costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. As required, the Company adopted FAS 146 prospectively for exit or disposal activities initiated after December 31, 2002. The adoption has not had a material impact on the Company’s financial position, earnings, or cash flows.

FAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” amends FAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company currently has no plans to change to the fair value based method from the intrinsic value method currently used. In addition, FAS 148 amends the disclosure requirement of FAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. These amended disclosure requirements are effective for financial statements for interim periods beginning after December 15, 2002, but the Company adopted them for its financial statements for the three months ended December 31, 2002. Accordingly, the following table shows the effect on net income and earnings per share if the Company had applied the fair value recognition provisions.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net earnings, as reported	$16.0	$18.1	$46.1	$45.5
Deduct: Total stock-based employee
compensation expense determined
under fair value based method for all
awards, net of related tax effect	(.7)	(.6)	(1.9)	(1.8)

Pro forma net earnings	$15.3	$17.5	$44.2	$43.7

Earnings per share:
Basic - as reported	$.55	$.60	$1.58	$1.52
Basic - pro forma	$.53	$.58	$1.51	$1.46

Diluted - as reported	$.54	$.59	$1.55	$1.49
Diluted - pro forma	$.52	$.57	$1.49	$1.44

FAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” was issued in April 2003 and is generally effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company does not expect the amendment to have a material impact on its financial position, earnings, or cash flows.

FAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” was issued in May 2003 and is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has not issued any financial instruments within the scope of FAS 150.

FASB Interpretation No. (FIN) 45, “Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that, in certain cases, a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure requirements are effective for interim periods ending after December 15, 2002, and the provisions for initial recognition and measurement are effective on a prospective basis for guarantees that are issued or modified after December 31, 2002. The Company currently has no obligations from guarantees which would require disclosure or the recognition of a liability, except as disclosed in Note 14 to its consolidated financial statements for the year ended September 30, 2002, and except for $10.7 in letters of credit and surety bonds outstanding with various financial institutions, principally related to self-insurance requirements and the Industrial Development Revenue Bond.

FIN 46, “Consolidation of Variable Interest Entities, an interpretation of ARB 51,” was issued January 13, 2003. The Company currently has no involvement with variable interest entities as defined by FIN 46. FIN 46 specifically states that qualifying special-purpose entities, such as Ralcorp Receivables Corporation (RRC) discussed in Note 5, shall not be consolidated unless the holder has the unilateral ability to cause the entity to liquidate or to change the entity so that it no longer meets certain conditions described in Statement 140. Because RRC’s Board of Directors must include an independent director, the Company does not have such unilateral ability.

Emerging Issues Task Force (EITF) Issue No. 00-21, “Revenue Arrangements with Multiple Deliverables,” is effective for certain revenue arrangements entered into in fiscal periods beginning after June 15, 2003, but the Company does not expect its adoption to have a material impact on its financial position, earnings, or cash flows.

EITF Issue No. 02-16, “Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor” was generally effective for the second quarter of the Company’s fiscal year 2003, but its adoption did not have a material impact on its financial position, earnings, or cash flows.

EITF Issue No. 02-17, “Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination” clarifies certain recognition requirements in FAS 141, “Business Combinations.” The guidance in this Issue is to be applied to business combinations consummated and goodwill impairment tests performed after October 25, 2002. The Company does not expect its application to have a material impact on its financial position, earnings, or cash flows.

NOTE 3 – RESTRUCTURING AND IMPAIRMENT CHARGES AND RESERVES

In the quarter ended December 31, 2002, the Company finalized its plans to reduce operations at its Streator, IL facility and transfer production of all product lines except peanut butter to other Dressings, Syrups, Jellies & Sauces locations. By June 30, 2003, termination benefits totaling $1.2 had been paid (145 employees). Also, equipment with a net book value of $.2 was written off. For the three and nine months ended June 30, 2003, these costs totaled $.1 and $1.4, respectively, and are included in “Restructuring and impairment charges” on the statement of earnings. All other costs associated with this project have been charged to operating expenses as incurred or capitalized, as appropriate.

Also in the quarter ended December 31, 2002, the Company sold its ketchup business, including certain equipment and inventory. The resulting net loss on the sale was $1.4 and included writing off or reducing the carrying value of related inventories of packaging, ingredients, and finished products, as well as a $.4 reserve for other exit costs to be incurred. Further, management determined that the resulting reduced cash flows from its tomato paste business, which had supplied the Company’s ketchup production, was less than the carrying value of its paste production facility located near Williams, CA. Accordingly, the fair value of the related fixed assets as of December 31, 2002, was assessed based on a preliminary market quote, resulting in an impairment charge of $5.0. On February 4, 2003, the Company sold its tomato paste business, including the Williams, CA facility. The sale resulted in an additional loss of $3.6, including the write-off of $1.4 of goodwill associated with that business. For the three and nine months ended June 30, 2003, these costs totaled $.2 and $10.0, respectively, and are included in “Restructuring and impairment charges” on the statement of earnings. The ketchup and paste operations were both part of the Dressings, Syrups, Jellies & Sauces segment.

In the quarter ended March 31, 2003, Ralcorp announced its plans to close its in-store bakery (ISB) facility in Kent, WA, part of the Cereals, Crackers & Cookies segment, and transfer production to a new ISB plant located in Utah. The Company is also in the process of transferring production from two other ISB facilities located near the new plant. The Company recorded $.2 of Kent employee termination benefits (68 employees), $.4 of costs to remove and relocate equipment, and $.2 to write-off abandoned leasehold improvements. In addition, the Company recorded $1.2 of Kent operating lease termination costs when the facility was vacated. That amount represents the present value of the remaining lease rentals (through February 2007), reduced by estimated sublease rentals that could be reasonably obtained for the property. For the three and nine months ended June 30, 2003, these costs totaled $1.9 and $2.0, respectively, and are included in “Restructuring and impairment charges” on the statement of earnings. All other costs associated with this project will be charged to operating expenses as incurred or capitalized, as appropriate.

The restructuring reserve activity is summarized below for the nine months ended June 30, 2003. The ending reserve amounts are included in “Other current liabilities” on the balance sheet, except for $.7 of the Kent lease termination costs included in “Other Liabilities.”

	Amounts	Amounts	Ending
	Added	Utilized	Reserve

Streator employee termination benefits	$1.2	$(1.2)	$-
Ketchup business exit costs	.4	(.3)	.1
ISB employee termination benefits	.2	(.2)	-
ISB lease termination costs	1.2	-	1.2

	$3.0	$(1.7)	$1.3

NOTE 4 – LITIGATION SETTLEMENT INCOME

The Company received payments in settlement of substantially all of its claims related to ongoing vitamin antitrust litigation. These payments are shown net of related expenses as “Litigation settlement income, net” on the statement of earnings.

NOTE 5 – EARNINGS PER SHARE

The weighted-average shares outstanding for basic and diluted earnings per share were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Weighted Average Shares
for Basic Earnings per Share	28,892	29,980	29,203	29,941
Dilutive effect of:
Stock options	498	600	459	480
Restricted stock awards	2	1	1	1
Deferred compensation awards	135	-	125	-

Weighted Average Shares
for Diluted Earnings per Share	29,527	30,581	29,788	30,422

Certain stock options were outstanding during the three and nine months ended June 30, 2003, but were not included in the computation of diluted EPS because the options’ exercise price was greater than the average market price of the common shares. Options to purchase 461,500 shares of common stock at $25.09 per share and 4,500 shares at $25.23 per share were excluded in the first quarter of fiscal 2003. Options to purchase 4,000 shares of common stock at $28.15 per share were excluded in the first, second, and third quarters of fiscal 2003. These options expire in 2012 and were still outstanding at June 30, 2003, except for 1,500 of the $25.09 options which were canceled in March.

NOTE 6 – SALE OF RECEIVABLES

On September 24, 2001, the Company entered into a three-year agreement to sell, on an ongoing basis, all of its trade accounts receivable to a wholly owned, bankruptcy-remote subsidiary named Ralcorp Receivables Corporation (RRC), which in turn sells the receivables to a bank commercial paper conduit. RRC is a qualifying special purpose entity under FAS 140 and the sale of Ralcorp receivables to RRC is considered a true sale for accounting, tax and legal purposes. As of June 30, 2003, the outstanding balance of receivables (net of an allowance for doubtful accounts) sold to RRC was $74.2 and proceeds received were $32.0, resulting in a subordinated retained interest of $42.2 reflected on the Company’s consolidated balance sheet as an “Investment in Ralcorp Receivables Corporation.” Discounts related to the sale of receivables totaled $.6 and $.9 in the nine months ended June 30, 2003 and 2002, respectively, ($.1 and $.2 in the three months ended June 30, 2003 and 2002, respectively) and are included on the statement of earnings in “Selling, general and administrative” expenses.

NOTE 7 – INVENTORIES , net of related valuation reserves, consisted of:
	June 30,	Sept. 30,
	2003	2002

Raw materials and supplies	$53.7	$59.3
Finished products	83.3	102.3

	$137.0	$161.6

NOTE 8 – PROPERTY, NET consisted of:
	June 30,	Sept. 30,
	2003	2002

Property at cost	$480.0	$475.6
Accumulated depreciation	(213.6)	(193.0)

	$266.4	$282.6

NOTE 9 – OTHER INTANGIBLE ASSETS, NET consisted of:
	June 30,	Sept. 30,
	2003	2002

Computer software	$25.1	$21.6
Trademark	9.0	9.0
Accumulated amortization	(19.2)	(16.7)

	$14.9	$13.9

Amortization expense related to these assets was $2.5 and $2.6 during the nine months ended June 30, 2003 and 2002, respectively.

NOTE 10 – LONG-TERM DEBT consisted of:
	June 30, 2003		September 30, 2002

	Balance	Rate	Balance	Rate

Floating Rate Senior Notes, Series A	$150.0	2.129%	$-	N/A
$275 Revolving Credit Agreement	-	N/A	165.0	2.754%
Uncommitted credit arrangements	.1	1.875%	8.0	2.700%
Industrial Development Revenue Bond	5.6	1.040%	5.6	1.540%
Other	.3	Various	.4	Various

	$156.0		$179.0

On May 22, 2003, the Company issued Floating Rate Senior Notes, Series A, in the amount of $150.0. Borrowings under this private placement debt financing incur interest at a rate of 3-month LIBOR plus 0.85%, which resets quarterly, with interest payable in arrears on the 21st day of each February, May, August, and November. Borrowings under this agreement are unsecured and mature on May 21, 2010. The note agreement contains certain representations, warranties, covenants and conditions customary to agreements of this nature. The covenants include requirements that debt cannot exceed 3.5 times EBITDA (defined generally as net earnings plus interest expense, taxes, and depreciation and amortization) and that adjusted net worth remain above a certain minimum total.

NOTE 11 – TREASURY STOCK

On December 11, 2002, the Company purchased 1.15 million shares of its common stock at a purchase price of $24.00 per share.

NOTE 12 – SEGMENT INFORMATION

The following tables present information about the Company’s reportable segments. Management evaluates each segment’s performance based on its profit contribution, which is profit or loss from operations before income taxes, interest, costs related to restructuring activities, and other unallocated corporate income and expenses.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net Sales
Cereals	$76.7	$76.5	$236.6	$235.5
Crackers & Cookies	93.2	87.2	293.3	244.3
Dressings, Syrups, Jellies & Sauces	101.0	114.4	309.5	343.3
Snack Nuts & Candy	40.6	36.8	134.8	130.4

Total	$311.5	$314.9	$974.2	$953.5

Profit Contribution
Cereals, Crackers & Cookies	$17.0	$17.5	$56.6	$54.2
Dressings, Syrups, Jellies & Sauces	2.5	4.1	4.8	10.4
Snack Nuts & Candy	5.0	4.0	18.6	14.7

Total segment profit contribution	24.5	25.6	80.0	79.3
Interest expense, net	(.8)	(1.2)	(2.6)	(4.7)
Restructuring and impairment charges	(2.2)	-	(13.4)	-
Accelerated depreciation due to restructuring	(.2)	-	(2.7)	-
Litigation settlement income, net	-	.6	14.6	.6
Other unallocated corporate expenses	(4.5)	(4.1)	(11.3)	(12.2)

Earnings before income taxes
and equity earnings	$16.8	$20.9	$64.6	$63.0

		June 30,	Sept. 30,
		2003	2002

Total Assets
Cereals, Crackers & Cookies		$329.2	$337.1
Dressings, Syrups, Jellies & Sauces		225.4	261.2
Snack Nuts & Candy		97.9	98.1

Total segment assets		652.5	696.4
Investment in Ralcorp Receivables Corporation		42.2	29.7
Investment in Vail Resorts, Inc.		88.1	80.8
Other unallocated corporate assets		54.3	25.6

Total		$837.1	$832.5

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and capital resources of Ralcorp Holdings, Inc. This discussion should be read in conjunction with the financial statements under Item 1. The terms “our,” “we,” “Company,” and “Ralcorp” as used herein refer to Ralcorp Holdings, Inc. and its consolidated subsidiaries.

RESULTS OF OPERATIONS
Consolidated
Net Sales Third quarter net sales declined 1 percent from $314.9 million in fiscal 2002 to $311.5 million in fiscal 2003, while net sales for the first nine months of fiscal 2003 grew 2 percent from the prior year. The third quarter decline is partially attributable to reduced sales to Fleming Companies, Inc. On April 1, 2003, Fleming filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. Sales to Fleming, which is a customer of all Ralcorp divisions, accounted for 5 percent of our consolidated net sales for the fiscal year ended September 30, 2002. Refer to the segment discussions below for other factors affecting results.
Operating Expenses Although several factors impacted operating expenses in the current year periods relative to the prior year, operating expenses were similar as a percentage of net sales. For the three months ended June 30, 2003 and 2002, cost of products sold was 79.9% of net sales, while selling, general, and administrative (SG&A) expenses were 13.7% and 13.3% of net sales, respectively. Through the first nine months of fiscal 2003 and 2002, cost of products sold was 80.3% and 80.1% of net sales, respectively, while SG&A expenses were 12.9% of net sales. In fiscal 2003, SG&A expenses included $1.5 million ($.7 million in the third quarter) of costs related to a pilot project to upgrade information systems.  Also during fiscal 2003, Ralcorp recorded charges in SG&A totaling $1.4 million ($.7 million in the third quarter) related to accounts receivable losses from Fleming, and third quarter cost of products sold included $.6 million of provisions for excess Fleming packaging and finished goods inventories. Again, refer to the segment discussions below for other factors affecting results.
Interest Expense, Net Interest expense dropped to $.8 million and $2.6 million, respectively, for the three and nine months ended June 30, 2003, from $1.2 million and $4.7 million in the corresponding periods of the prior year. The decrease is attributable to both lower interest rates and lower debt levels in the current year. For the third quarter and first nine months of fiscal 2003, the weighted average interest rate on our debt, nearly all of which incurs interest at variable rates, was 2.1 percent and 2.4 percent, respectively, compared to 2.9 percent and 3.1 percent a year ago. Despite additional borrowings to fund the repurchase of 1.15 million shares of Ralcorp common stock in December 2002, we reduced our outstanding long-term debt from $179.9 million at June 30, 2002, to $156.0 million at June 30, 2003.
On September 24, 2001, we entered into a three-year agreement to sell our trade accounts receivable on an ongoing basis. Discounts related to this agreement totaled $.6 million and $.9 million in the first nine months of fiscal 2003 and 2002, respectively, and are included on the statement of earnings in selling, general and administrative expenses.
Restructuring and Impairment Charges In the quarter ended December 31, 2002, we finalized our plans to reduce operations at our Streator, IL facility and transfer production of all product lines except peanut butter to other Dressings, Syrups, Jellies & Sauces locations. By June 30, 2003, termination benefits totaling $1.2 had been paid (145 employees). Also, equipment with a net book value of $.2 was written off. For the three and nine months ended June 30, 2003, these costs totaled $.1 and $1.4, respectively, and are included in “Restructuring and impairment charges” on the statement of earnings. All other costs associated with this project have been charged to operating expenses as incurred or capitalized, as appropriate.
Also in the quarter ended December 31, 2002, we sold our ketchup business, including certain equipment and inventory. The resulting net loss on the sale was $1.4 and included writing off or reducing the carrying value of related inventories of packaging, ingredients, and finished products, as well as a $.4 reserve for other exit costs to be incurred. Further, we determined that the resulting reduced cash flows from our tomato paste business, which had supplied the Company’s ketchup production, was less than the carrying value of our paste production facility located near Williams, CA. Accordingly, the fair value of the related fixed assets as of December 31, 2002, was assessed based on a preliminary market quote, resulting in an impairment charge of $5.0. On February 4, 2003, we sold our tomato paste business, including the Williams, CA facility. The sale resulted in an additional loss of $3.6, including the write-off of $1.4 of goodwill associated with that business. For the three and nine months ended June 30, 2003, these costs totaled $.2 and $10.0, respectively, and are included in “Restructuring and impairment charges” on the statement of earnings. The ketchup and paste operations were both part of the Dressings, Syrups, Jellies & Sauces segment.

In the quarter ended March 31, 2003, we announced our plans to close our in-store bakery (ISB) facility in Kent, WA, part of the Cereals, Crackers & Cookies segment, and transfer production to a new ISB plant located in Utah. We are also in the process of transferring production from two other ISB facilities located near the new plant. We recorded $.2 of Kent employee termination benefits (68 employees), $.4 of costs to remove and relocate equipment, and $.2 to write-off abandoned leasehold improvements. In addition, we recorded $1.2 of Kent operating lease termination costs when the facility was vacated. That amount represents the present value of the remaining lease rentals (through February 2007), reduced by estimated sublease rentals that could be reasonably obtained for the property. For the three and nine months ended June 30, 2003, these costs totaled $1.9 and $2.0, respectively, and are included in “Restructuring and impairment charges” on the statement of earnings. All other costs associated with this project will be charged to operating expenses as incurred or capitalized, as appropriate.
 The after-tax effect of the restructuring and impairment charges was $1.4 million ($.05 per diluted share) for the third quarter of fiscal 2003 and $8.6 million ($.29 per diluted share) through nine months of this fiscal year. No material restructuring or impairment charges were incurred in fiscal 2002.
Litigation Settlement Income During the nine months ended June 30, 2003, we received payments in partial settlement of our claims related to vitamin antitrust litigation. These payments are shown net of related expenses as “Litigation settlement income, net” on the statement of earnings. The after-tax effect of this $14.6 million income item was $9.3 million, or $.31 per diluted share. Smaller payments had resulted in pre-tax income of $.6 million and $1.0 million recorded in the third and fourth quarters of fiscal 2002, respectively. While it is possible that we may receive further amounts related to this litigation, we do not expect any such amounts to be significant.
Income Taxes Income tax provisions for fiscal 2003 and 2002 generally reflect statutory tax rates.
Equity in Earnings of Vail Resorts, Inc. Ralcorp continues to hold an approximate 21.5 percent equity ownership interest in Vail Resorts, Inc. Vail Resorts operates on a fiscal year ending July 31; therefore, we report our portion of Vail Resorts’ operating results on a two-month time lag. Vail Resorts’ operations are highly seasonal, typically yielding income for the second and third fiscal quarters and losses for the first and fourth fiscal quarters. For the third quarter ended June 30, 2003, this investment resulted in non-cash pre-tax earnings of $8.1 million ($5.3 million after taxes), compared to $7.4 million ($4.8 million after taxes) for last year’s third quarter. Through nine months, the after-tax equity earnings were $4.8 million and $5.2 million for fiscal 2003 and 2002, respectively.

Cereals, Crackers & Cookies
Third quarter net sales for the Cereals, Crackers & Cookies segment were up 4 percent from last year, as the Bremner cracker and cookie division contributed a $6.0 million improvement in sales and the Ralston Foods cereal division added a $.2 million increase. Cracker sales volume and sales dollars grew about 12 percent from last year. Base cookie sales volume (which excludes ISB sales) fell 4 percent as a result of reduced co-manufacturing business in the current quarter relative to last year’s levels; however, base cookie sales dollars improved 3 percent as a result of favorable mix. ISB sales volume increased 6 percent from last year’s third quarter. Third quarter sales volume of store brand ready-to-eat (RTE) cereals was off 6 percent from last year, primarily due to reduced sales to Fleming. However, including branded RTE cereal sold to co-manufacturing customers, RTE volume increased 2 percent. Hot cereal volume was down 2 percent.
Through the first nine months of fiscal 2003, net sales for the segment were up 10 percent from a year ago, with Bremner and Ralston Foods contributing increases of $49.0 million and $1.1 million, respectively. About $30 million of the Bremner growth is attributable to an additional four months of Lofthouse sales in the current year, while the remainder came through ongoing expansion with both existing and new customers. Cracker volume was up 15 percent from last year’s first nine months. Base cookie volume was down 2 percent. Excluding Lofthouse sales for the first four months, ISB volume was up 4 percent year-over-year. For Ralston Foods, increases in co-manufacturing and hot cereal sales outweighed declines in store brand RTE cereal for the nine-month period. Hot cereal volume was up 5 percent, while combined RTE volume was up 1 percent.
The segment’s profit contribution was down $.5 million (3 percent) for the third quarter but up $2.4 million (4 percent) for the first nine months due to a strong first quarter this year. The third quarter shortfall is largely attributable to Fleming sales declines, as well as $.8 million of charges to reserve for losses from related receivables and inventory. In addition, gross margins were negatively impacted by rising costs of insurance, employee benefits, and ingredients such as oats, wheat flour, soybean oil, honey, sugar, and cocoa.

Dressings, Syrups, Jellies & Sauces
In the Dressings, Syrups, Jellies & Sauces segment, also known as Carriage House, net sales for the three and nine months ended June 30, 2003, decreased 12 percent and 10 percent, respectively, compared to the corresponding periods last year. Those declines are attributable primarily to the loss of a major co-manufacturing customer at the beginning of fiscal 2003, but also to the sale of the honey business in June 2002, the sale of the ketchup business in November 2002, reduced sales to Fleming, and continued pricing pressures. These sales reductions were partially offset by increased business with continuing customers.
The segment’s third quarter profit decreased along with net sales, falling by $1.6 million for the third quarter and $5.6 for the first nine months, although the lack of honey and ketchup sales did not affect profits. In addition to the effect of reduced sales dollars, profits were hurt by increased production costs due to inefficiencies related to the lower volumes and restructuring initiatives, as well as by charges related to the Fleming bankruptcy.
Because of the weak operating performance in the first half of the year and the potentially significant impact of reduced or lost sales to Fleming, we conducted an interim goodwill impairment test for the Carriage House reporting unit during the third quarter, in accordance with FAS 142. This review required an assessment of Carriage House’s fair value using a reasonable estimate of future cash flows. Based upon the best information available for the existing operations of Carriage House, including improved operating performance in May and June, the Company believes the fair value of the unit is not less than its carrying value and no impairment is indicated. Our regular annual goodwill impairment test will be completed during the fourth quarter.

Snack Nuts & Candy
Third quarter net sales for the Snack Nuts & Candy segment, also known as Nutcracker Brands, grew 10 percent from a year ago. This growth was generated primarily through increased volume with several existing customers, slightly offset by a decline in sales to Fleming. For the nine months ended June 30, 2003, net sales were only 3 percent higher than in the first nine months of fiscal 2002 as a result of lower first quarter sales caused by a significant reduction in holiday orders from a continuing major customer.
Third quarter and nine-month Snack Nuts & Candy profit increased $1.0 million (25 percent) and $3.9 million (27 percent), respectively, from the corresponding periods last year. These improvements were due to the increased sales and to certain favorable ingredient costs.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have funded operating needs by generating positive cash flows through operations. We expect to continue generating operating cash flows through our mix of businesses and expect that short-term and long-term liquidity requirements will be met through a combination of operating cash flows and strategic use of borrowings under committed and uncommitted credit arrangements. Capital resources remained strong at June 30, 2003, with a net worth of $457.0 million and a long-term debt to total capital ratio of 25 percent, compared to corresponding figures for September 30, 2002, of $436.1 million and 29 percent. Working capital, excluding cash and cash equivalents, was down to $76.4 million at June 30, 2003, from $85.4 million at September 30, 2002, as a result of seasonal changes as well as continuing reduction efforts, partially offset by an increase in our investment in Ralcorp Receivables Corporation.
Cash flows from operating activities were $92.6 million for the nine months ended June 30, 2003, $7.7 million less than in the first nine months of the prior year. The decline was caused primarily by an intentional $24.6 million reduction in the amount of cash received from our ongoing sale of beneficial interests in trade accounts receivables, compared to the smaller $6.1 million reduction last year. Excluding that effect, as well as the effect of the litigation settlement income, cash generated by our businesses was $3.2 million lower this year. That shortfall can be attributed to restructuring costs and expenses related to an information systems project (discussed further below).
Planned capital expenditures for fiscal 2003 will require approximately $35 to $40 million, of which $26.2 million was spent during the first nine months. In addition to the amounts to be capitalized, a pilot project to upgrade our information systems is expected to result in incremental SG&A expenses totaling between $3 and $4 million during the term of the project, which is scheduled to be substantially completed by the end of fiscal 2003. About $1.5 million has been incurred as of June 30, 2003. As discussed below, we have adequate capacity under current borrowing arrangements to meet these cash needs.

On December 11, 2002, we purchased 1.15 million shares of treasury stock at a purchase price of $24.00 per share through a modified “Dutch Auction” tender offer. We made the offer to buy back our shares because we believed that our shares were undervalued in the public market and that the offer was consistent with our long-term goal of increasing shareholder value. We believe that this purchase was a prudent use of our financial resources, given our ability to generate reliable cash flow from operations and the market price of our common stock. We also believe that investing in our own shares is an attractive use of capital and an efficient means to provide value to our shareholders.
During the nine months ended June 30, 2003, we used $23.0 million of cash provided by operations to reduce our total long-term debt. On May 22, 2003, we issued Floating Rate Senior Notes, Series A, in the amount of $150 million. Borrowings under this private placement debt financing incur interest at an annual rate of 3-month LIBOR plus .85%, which resets quarterly, with interest payable in arrears on the 21st day of each February, May, August, and November. Borrowings under this agreement are unsecured and mature on May 21, 2010. We used the proceeds to repay borrowings under our shorter-term credit arrangements. As of June 30, 2003, total remaining availability under our $275 million revolving credit agreement and our $35 million uncommitted credit arrangements was $309.9 million. In addition, our June 30 balance sheet included $24.2 million of cash and cash equivalents.

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
Although our divisions continue to make sales to Fleming at a greatly reduced rate, the impact of this bankruptcy and related developments on our ability to obtain future business from Fleming cannot be determined at this time. An inability to make future sales or a significant reduction in sales volume relating to Fleming could have a significant adverse effect on profits in the future if those sales cannot be replaced by additional sales to existing or new customers. C&S Wholesale Grocers, Inc. is attempting to purchase much of Fleming's wholesale grocery business.  C&S is currently a customer of all our divisions.
On July 11, the Food and Drug Administration issued a final rule amending its regulations on nutrition labeling to require that trans fat be declared in the nutrition label of conventional foods and dietary supplements on a separate line immediately under the line for the declaration of saturated fat. The new rule will be effective January 1, 2006. This regulatory change may increase our costs related to packaging. Furthermore, given the increased focus on trans fat content and the related health risks indicated by recently published scientific studies, we may incur additional costs to research and implement formulation changes.
The following sections contain discussions of the specific factors affecting the outlook for the fiscal year and beyond for each of our reportable segments.

Cereals, Crackers & Cookies
The level of competition in the cereal category continues to be intense for our Ralston Foods division. Competition comes from branded box cereal manufacturers, branded bagged cereal producers and other private label cereal providers. On December 3, 2002, Quaker Foods & Beverages sold its U.S. bagged cereal business to the Malt-O-Meal Company, which may affect the competitive environment. For the last several years, category growth in ready-to-eat and hot cereals has been minimal, which has exacerbated its competitive nature. When branded competitors focus on price/promotion, the environment for private label producers becomes more challenging. We must maintain an effective price gap between our quality private label cereal products and those of branded cereal producers, thereby providing the best value alternative for the consumer. Importantly, pricing and volume agreements with customers are generally determined by the customers’ periodic requests for competitive category reviews in each of our divisions. Ralston Foods anticipates additional category review requests to occur throughout the remainder of fiscal 2003 and into fiscal 2004. Further, Ralston Foods is being negatively impacted by the bankruptcy of Fleming, including reduced sales and inventory and packaging losses.

Cost increases, including recent increases in ingredient costs, contribute to margin pressures. On an enterprise-wide basis, we manage these cost increases by selected forward purchasing and hedging of certain ingredients. Increased employee health care and other benefit costs will continue into the foreseeable future. Accordingly, aggressive cost containment remains an important goal of the organization. In addition, increased distribution is required to remain competitive whether through new and improved product emulations or new co-manufacturing opportunities.
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
The division continues its effort to maximize synergies through the combination of Lofthouse with Cascade, which has given Bremner a significant presence in the in-store bakery cookie category. As previously mentioned, we plan to complete the restructuring of our ISB group by the end of April, 2004, with expected annual cost savings of approximately $3.0 to $3.6 million. In addition, Bremner will continue to focus on cost containment, new products and volume growth of existing products in order to improve operating results.

Dressings, Syrups, Jellies & Sauces
Carriage House’s competitors, both large and small, continue to be aggressive on pricing. In addition, the division continues to be negatively affected by certain ingredient cost increases as well as increased employee health care and benefit costs. Wherever possible, we will continue to implement slight price increases to help offset these rising costs. Encouragingly, the cost of peanuts, a major ingredient for Carriage House (peanut butter), has been favorably impacted by the Farm Act of 2002. Although we expect the segment to benefit from lower peanut costs during the remainder of fiscal 2003, such benefit will likely be more than offset by the aforementioned cost increases and pricing pressures.
We have undertaken an aggressive plan to improve performance by selling unprofitable businesses and continuing to rationalize production capacity. In June 2002, we sold our honey operations. In September, we announced our intention to significantly reduce operations at the Streator, IL facility and transfer production of all product lines except peanut butter to other facilities. As a result of this restructuring, we ultimately expect to realize annual savings in cost of products sold of $2.5 million to $3.0 million (approximately $1.0 million of which is non-cash) beginning in fiscal 2004. In November, we sold our ketchup operations, although production continued through the end of the first quarter, and on February 4, 2003, we sold our industrial tomato paste processing facility. While net sales from the honey, ketchup, and paste businesses totaled approximately $30 million in fiscal 2002, related operating profit was immaterial, so we were able to reduce our capital investment without reducing returns. These complicated initiatives have resulted in production inefficiencies, which we believe are temporary but which are likely to continue to present operational challenges throughout the remainder of the year.
We are currently conducting a strategic review of all our business operations and preparing long-range plans and budgets which will fully consider current operating trends and any planned operational changes. We will use the results of this comprehensive review in the fourth quarter to assess the fair values to be used in our annual goodwill impairment test for each of our reporting units, including Carriage House. That assessment will incorporate the possible impacts of the uncertainties facing the business, including the Fleming bankruptcy and the sustainability of the recent improved operating results. If this analysis results in a fair value for the Carriage House unit (or any other business unit) that is less than its carrying value, we will record appropriate goodwill impairment charges in the fourth quarter. At June 30, 2003, the recorded value of Carriage House goodwill was $97.8 million.

Snack Nuts & Candy
Snack nuts and candy continue to be very competitive categories. This segment of Ralcorp faces significant competition from branded manufacturers as well as private label and regional producers. During fiscal 2002, competitive bids for store brand customer business resulted in either loss of margins or loss of customers to competitors. We expect this pricing pressure to continue into the foreseeable future. The segment will continue to focus on maintaining its customer base and the high quality of its products and on developing new products. In addition, Snack Nuts & Candy segment sales have been, and may continue to be, negatively impacted by the bankruptcy of Fleming.

The segment has recently benefited from lower raw material costs on some ingredients. The cost of cashews, a major ingredient, has trended down from significant highs in fiscal 2000 but now appears to have stabilized. As discussed above, 2002 legislation has resulted in lower peanut costs and may have a favorable effect on profitability. While some benefits of reduced peanut costs were realized in the first nine months of fiscal 2003, the future effect cannot be quantified at this time and is expected to be somewhat offset by continued pricing pressures and increasing costs of other ingredients, healthcare, and other employee benefits.

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Report. These forward-looking statements are sometimes identified by their use of terms and phrases such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “will,” “should,” “may” or similar expressions. Our results of operations and financial condition may differ materially from those in the forward-looking statements. Such statements are based on our current views and assumptions, and involve risks and uncertainties that could affect expected results. For example, any of the following factors cumulatively or individually may impact expected results:
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
(iii) Significant increases in the cost of insurance, employee benefits, or certain raw materials (e.g., wheat, soybean oil, various nuts, corn syrup, cocoa) or energy used to manufacture our products, to the extent not reflected in the price of our products, could adversely impact our results;
(iv) In light of our significant ownership in Vail Resorts, Inc., our non-cash earnings can be adversely affected by unfavorable results from Vail Resorts;
(v) We are currently generating profit from certain co-manufacturing arrangements with other manufacturers within our competitive categories – the termination or expiration of these arrangements and our potential inability to replace this level of business could negatively affect our operating results;
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
(x) We may not be able to achieve anticipated cost savings from the transfer of production between Carriage House facilities or from the restructuring of the in-store bakery group;
(xi) Our results could be negatively impacted if we do not regain lost sales to Fleming through an improvement in Fleming’s financial condition or through increased sales to existing or new customers; and
(xii) Other uncertainties, all of which are difficult to predict and many of which are beyond our control, may impact our financial position, including those risks detailed from time to time in its publicly filed documents. These and other factors are discussed in our Securities and Exchange Commission filings.
The list of factors above is illustrative and by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 2 in Item 1 for a discussion regarding recently issued accounting standards, including FAS 144, 145, 146, 148, 149, and 150; FIN 45 and 46; and EITF 00-21, 02-16, and 02-17.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.
We believe there have been no material changes in the reported market risks faced by the Company during the nine months ended June 30, 2003. For additional information, refer to Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2002.

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

PART II.  OTHER INFORMATION

There is no information required to be reported under any items except those indicated below.

Item 6.  Exhibits and Reports on Form 8-K.

(a)	Exhibits

	10.1	Floating Rate Senior Notes, Series A, due May 22, 2010 Note Purchase Agreement.

	31.1	Certification of Joe R. Micheletto dated August 14, 2003.

	31.2	Certification of Thomas G. Granneman dated August 14, 2003.

	32	Certifications pursuant to 18 U.S.C. Section 1350 of Joe R. Micheletto and Thomas G. Granneman dated August 14, 2003.

(b)	Reports on Form 8-K

On April 29, 2003, the Registrant announced earnings for the second quarter ended March 31, 2003.

On May 22, 2003, the Registrant announced issuance of $150 million in seven-year senior floating rate notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RALCORP HOLDINGS, INC.

By:   /s/ Thomas G. Granneman
Duly Authorized Signatory and
Chief Accounting Officer
August 14, 2003

Exhibit Index

Exhibit      Description

10.1	Floating Rate Senior Notes, Series A, due May 22, 2010 Note Purchase Agreement.

31.1	Certification of Joe R. Micheletto.

31.2	Certification of Thomas G. Granneman.

32	Certification pursuant to 18 U.S.C. Section 1350 of Joe R. Micheletto and Thomas G. Granneman dated August 14, 2003.