Form 10-K
period 2003-09-30
RALCORP HOLDINGS INC /MO
filed 2003-12-17
CIK 1029506

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2003

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-12619

RALCORP HOLDINGS, INC.
(Exact name of Registrant as specified in its Articles)

MISSOURI (State of incorporation)	43-1766315 (I.R.S. Employer Identification No.)

800 MARKET STREET
ST. LOUIS, MISSOURI 63101
(314) 877-7000
(Address, including zip code, and telephone number, including area code, of Registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, $.01 par value Common Stock Purchase Rights	Name of each exchange on which registered New York Stock Exchange, Inc. New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. YES X   NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES X   NO

On March 31, 2003, the aggregate market value of the Common Stock held by non-affiliates of Registrant was $727,992,754. Excluded from this figure is the Common Stock held by Registrant’s Directors, who are the only persons known to Registrant who may be considered to be its “affiliates” as defined under Rule 12b-2.

Number of shares of Common Stock, $.01 par value, outstanding as of November 28, 2003: 28,950,488.

DOCUMENTS INCORPORATED BY REFERENCE

Registrant’s Notice of Annual Meeting and Proxy Statement relating to its 2004 Annual Meeting (to be filed), to the extent indicated in Part III.

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

        Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Report. These forward-looking statements are sometimes identified by their use of terms and phrases such as “believes,” “should,” “expects,” “anticipates,” “intends,” “plans,” “will,” or similar expressions elsewhere in this Report. The Company’s results of operations and financial condition may differ materially from those in the forward-looking statements. Such statements are based on management’s current views and assumptions, and involve risks and uncertainties that could affect expected results. For example, any of the following factors cumulatively or individually may impact expected results:

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

(iii)   Significant increases in the cost of certain raw materials (e.g., peanuts, wheat, soybean oil, various tree nuts, corn syrup) or energy used to manufacture the Company’s products, to the extent not reflected in the price of the Company’s products, could adversely impact the Company’s results;

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

(x)   In September 2003, the Company began implementing a new information systems software program within its Snack Nuts & Candy segment. Implementation of the new system could cause disruptions to the segment’s operations. In the event the system is implemented within other segments, those segments could be similarly impacted; and

(xi)   Other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company, may impact its financial position, including those risks detailed from time to time in its publicly filed documents. These and other factors are discussed in the Company’s Securities and Exchange Commission filings.

        The list of factors above is illustrative, but by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

PART I

ITEM 1.  BUSINESS

        Ralcorp Holdings, Inc. is a Missouri corporation incorporated on October 23, 1996. Our principal executive offices are located at 800 Market Street, Suite 2900, St. Louis, Missouri 63101. The terms “our,” “we,” “Company,” “Ralcorp,” and “Registrant” as used herein refer to Ralcorp Holdings, Inc. and its consolidated subsidiaries.

        We are primarily engaged in the manufacturing, distribution and marketing of store brand (private label) ready-to-eat and hot cereal products, store brand and branded crackers and cookies, store brand and value branded snack nuts and chocolate candy, and store brand wet-filled products such as salad dressings, mayonnaise, peanut butter, syrups, jams and jellies, and specialty sauces.

        The following sections of this report contain financial and other information concerning our business developments and operations and are incorporated into this Item 1: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of this Report; Note 2 “Acquisitions and Goodwill,” Note 9 “Supplemental Earnings Statement and Cash Flow Information,” and Note 19 “Segment Information” to the Financial Statements filed as part of this document under Item 8.

        You can find additional information about Ralcorp including our previous 10-Ks, 10-Qs, 8-Ks, and other securities filings by visiting our website at http://www.ralcorp.com or the SEC’s website at http://www.sec.gov, from which they can be printed free of charge. The Company’s Corporate Governance Guidelines; Code of Business Conduct and Ethics for Employees, including executive officers; Code of Business Conduct and Ethics for the Board of Directors; and the Charters of the Board’s Audit and Corporate Governance and Compensation Committees are also available on our website, from which they can be printed free of charge. All of these documents are also available to shareholders upon request sent to the Company’s Secretary.

RECENT BUSINESS DEVELOPMENTS

        On December 12, 2002, we completed the purchase of 1,145,667 shares of our common stock at a price of $24.00 per share.

        On January 22, 2003, we announced the restructuring of Senior Management. David P. Skarie was appointed President of Ralston Foods in addition to his position as President of the Carriage House Companies, Inc. Also, Kevin J. Hunt was appointed President of Nutcracker Brands, Inc. in addition to his position as President of Bremner, Inc.

        On February 4, 2003, we announced the sale of our tomato processing factory in Williams, California.

        On February 20, 2003, we announced the closure of our Kent, Washington in-store bakery facility.

        On May 22, 2003, we completed the sale of $150 million Floating Rate Senior Notes due May 22, 2010.

        On September 18, 2003, we announced that on September 29, 2003, Joe R. Micheletto would retire as Chief Executive Officer and President and would serve as Vice Chairman of the Board of Directors. Kevin J. Hunt and David P. Skarie were each appointed Co-CEO and President of Ralcorp in addition to their existing duties as Presidents of our operating units.

        On September 18, 2003, we announced that on September 30, 2003 Robert W. Lockwood would retire as Corporate Vice President, General Counsel and Secretary and Charles G. Huber, Jr. would be appointed Corporate Vice President, General Counsel and Secretary.

        On November 6, 2003, we announced that effective immediately Richard R. Koulouris was appointed Corporate Vice President, and President of Bremner, Inc. and Nutcracker Brands, Inc.

        On November 12, 2003, we announced the signing of a definitive agreement to purchase Bakery Chef, Inc. for $287.5 million.

        On December 3, 2003, we announced the completion of the acquisition of Bakery Chef, Inc.

        On December 4, 2003, we announced that David L. Beré was appointed Corporate Vice President, and President and Chief Executive Officer of Bakery Chef, Inc.

OTHER INFORMATION PERTAINING TO THE BUSINESS OF THE COMPANY

Segments

        Presently our businesses are comprised of three reportable business segments: Cereals, Crackers & Cookies (consisting of Ralston Foods and Bremner, Inc.); Dressings, Syrups, Jellies & Sauces (The Carriage House Companies, Inc.); and Snack Nuts & Candy (Nutcracker Brands, Inc.). Primarily, we produce and sell emulations of various types of branded food products that retailers, mass merchandisers and drug stores sell under their own “store” brands or under value brands. Each of our business segments attempts to produce products that are equivalent in quality to branded products. In the event branded producers modify their existing products or successfully introduce new products, we may attempt to emulate the modified or new products. In conjunction with our customers, we develop packaging and graphics that rival the national brands. Our goal is that the only difference consumers perceive when purchasing our store brand products is a notable cost savings when compared to branded counterparts.

        Cereals, Crackers & Cookies

        The Cereals, Crackers & Cookies segment is composed of two product lines: store brand ready-to-eat and hot cereals (the “Store Brand Cereal Business”), and store brand and branded crackers and cookies (the “Cracker and Cookie Business”). In fiscal 2003, these product lines accounted for approximately 44% and 56%, respectively, of the Company’s Cereals, Crackers & Cookies segment sales.

        Store Brand Cereal Business

        Store brand ready-to-eat cereals are currently produced at three operating facilities. Our Cracker and Cookie Business produces shredded wheat cereal for the Store Brand Cereal Business. Ready-to-eat cereals include 13 extruded cereals, fourteen flaked cereals, seven biscuit cereals and three shredded cereals. Three additional cereals are produced for the Store Brand Cereal Business through certain co-manufacturing arrangements. Store brand and branded hot cereals are produced at one facility. The hot cereal products include old-fashioned oatmeal, quick oatmeal, regular instant oatmeal, flavored instant oatmeals, farina, instant Ralston®, a branded hot wheat cereal, and 3 Minute Brand® hot cereals. As expected, we sell far more hot cereals in cooler months. We believe we are the largest manufacturer in the U.S. of store brand ready-to-eat and hot cereals.

        We produce cereal products based on our estimates of customer orders and consequently maintain, on average six to eight weeks’ inventory of finished products. Our ready-to-eat and hot cereals are warehoused in and distributed through four independent distribution facilities and two of our cereal plants, and shipped to customers principally via independent truck lines. The ready-to-eat and hot cereal products are sold through in-house district sales managers and independent food brokers.

        Cracker and Cookie Business

        We believe our Cracker and Cookie Business is currently the leading manufacturer of store brand crackers and cookies for sale in the United States. The business also produces branded cookies under the Rippin’ Good® brand. In addition, the business produces branded and store brand cookies for sale in the in-store bakery sections of food retailers. We utilize the brands Cascade® and Lofthouse® for branded in-store bakery cookies. Sales of in-store bakery cookies typically increase significantly near major holidays. The Cracker and Cookie Business also produces Ry Krisp® branded crackers. Management positions the Cracker and Cookie Business as a low cost, premier quality producer of a wide variety of store brand crackers and cookies. We produce thirty-three kinds of store brand cookies and eighteen kinds of store brand crackers.

        Our Cracker and Cookie Business operates eight plants: one produces only Ry Krisp® crackers, two produce store brand crackers and cookies, three produce store brand and branded cookies, and two produce cookies for the in-store bakery sections of grocery stores. Cracker and Cookie products are largely produced to order and shipped directly to customers. In the fall and winter as consumer consumption of crackers increases, we have the ability to produce to estimated volumes, thereby building product inventories ranging from four to six weeks. The majority of the products sold to in-store bakery departments of food retailers are stored and shipped frozen. Store brand crackers and cookies are sold through a broker network and district manager sales staff. Branded Ry Krisp® crackers and many branded cookies are sold through direct store distributor networks.

        Dressings, Syrups, Jellies & Sauces

        Our Dressings, Syrups, Jellies & Sauces segment operates six plants. Five plants produce a variety of store brand shelf-stable dressings, syrups, jellies, salsas, sauces, and drink mixes under the Major Peters’® brand. One plant produces only peanut butter. The segment’s products are largely produced to order and shipped directly to customers. The products are sold through an internal sales staff and a broker network.

        Many wet-filled products are easier to produce than those of the cereals, crackers and cookies segments. However, due to the varied nature of branded counterparts and customer preferences, this segment produces far more variations of each type of product compared to our other segments. For example, we produce up to 40 varieties of many types of salad dressing. At any one time, we maintain over 8,000 active SKUs in this segment.

        Snack Nuts & Candy

        Our Snack Nuts & Candy segment operates two plants that produce a variety of jarred, canned and bagged snack nuts and one plant that produces chocolate candy. Our Snack Nut and Candy products are largely produced to order and shipped directly to customers. We sell our products through an internal sales staff and a broker network. The segment produces store brand products as well as value branded products under the Nutcracker® and Flavor House® brands. Snack nut sales are seasonal. The segment sells approximately 45% of its snack nuts in a four-month period between September and December. Profits from the sale of snack nuts are impacted significantly by the cost of raw materials (peanuts and tree nuts). Our chocolate candy products are positioned as premium chocolate products and not as an emulation of a branded product. Consequently, our chocolate candy products are sold to customers who maintain premium store brand product lines.

Ownership of Vail Resorts, Inc.

        We own 7,554,406 shares of Vail Resorts, Inc. (Vail) common stock (approximately 21.5 percent of the shares outstanding as of September 30, 2003). Additionally, two of our Directors, Messrs. Stiritz and Micheletto, are on the Vail Board of Directors. Currently, we utilize the equity method of accounting to reflect the portion of Vail’s earnings (or losses) applicable to us on a non-cash basis.

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

Competition

        Our businesses face intense competition from large branded manufacturers and highly competitive store label manufacturers in each of their product lines. Top branded ready-to-eat and hot cereal competitors include Kellogg, General Mills, Kraft Foods’ Post division, and Quaker Oats (owned by PepsiCo). Large branded competitors of the Cracker and Cookie Business include Nabisco (owned by Kraft) and Keebler (owned by Kellogg), which possess large portions of the branded cracker and cookie categories. The Snack Nuts & Candy segment faces significant competition from one significant branded snack nut producer (Planters, owned by Kraft). Top branded competitors of the Dressings, Syrups, Jellies & Sauces segment include Kraft Foods, Bestfoods, Smucker’s, and Heinz. In addition, privately owned store brand manufacturers provide significant competition in all of the Company’s segments.

        The industries in which we compete are highly sensitive to both pricing and promotion. Competition is based upon product quality, price, effective promotional activities, and the ability to identify and satisfy emerging consumer preferences. These industries are expected to remain highly competitive in the foreseeable future. Our customers do not typically commit to buy predetermined amounts of products. Moreover, many food retailers utilize bidding procedures to select vendors. Consequently, in any segment up to 50% of our business can be subject to a bidding process conducted by our customers.

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

Customers

        In fiscal 2003, Wal-Mart Stores, Inc. accounted for approximately 14% of our aggregate net sales. Each of our reporting segments sells products to Wal-Mart. Additionally, we sell our products to retail chains, mass merchandisers, grocery wholesalers, warehouse club stores and drug stores across the country and in Canada.

Employees

        We employ approximately 5,000 people in the United States (as of September 30, 2003). Approximately 1,700 of our personnel are covered by thirteen union contracts and, from time to time, the Company has experienced union organizing activities at its non-union plants. The contracts expire at    times from January 31, 2004, to October 7, 2007. The production employees at the Lancaster facility are presently working without a contract and have the ability to engage in a strike at any time, but the operations of the Lancaster facility have not been disrupted by the lack of a contract. Notwithstanding the foregoing, we believe relations with our employees, including union employees, are good.

Raw Materials and Energy

        Our principal raw materials are grain and grain products, flour, corn syrup, sugar, soybean oil, tomatoes, various nuts such as peanuts and cashews, and liquid chocolate. We purchase raw materials and a variety of packaging materials from local, regional, national and international suppliers. The cost of raw materials used in the Company’s products may fluctuate widely due to weather conditions, government regulations, economic climate or other unforeseen circumstances. From time to time, we will enter into supply contracts for periods up to three years to secure favorable pricing for ingredients and up to five years for packaging supplies. We also purchase natural gas, electricity, and steam for use in our processing facilities. Where possible, and when advantageous to the Company, we enter into long-term normal purchase contracts to reduce the price volatility of these items and the cost impact upon our operations. In fiscal 2003, ingredients, packaging, and energy represented approximately 43%, 22%, and 2%, respectively, of our total cost of goods sold.

Seasonality

        Due to our equity interest in Vail, which typically yields more than the entire year’s equity income during our second and third fiscal quarters, our net earnings are seasonal. In addition, certain aspects of our operations, especially in the Snack Nuts & Candy business, are seasonal, with a higher percentage of sales and operating profits expected to be recorded in the first and fourth fiscal quarters. See Note 20 in Item 8 for historical quarterly data.

Governmental Regulation; Environmental Matters

        We are subject to regulation by federal, state and local governmental entities and agencies. As a producer of goods for human consumption, our operations are subject to stringent production and labeling standards. For example, in the early 1990s, new labeling regulations were promulgated and implemented which required us to modify information disclosed on our packaging. Recently, new labeling regulations relating to trans fatty acids have been adopted by regulatory bodies. Management expects that changes in packaging and formulations can be implemented without a material adverse impact on our businesses if existing packaging stock can be used during a transition period while formulas are modified.

        Our operations, like those of similar businesses, are subject to various federal, state and local laws and regulations with respect to environmental matters, including air and water quality, underground fuel storage tanks, waste handling and disposal, and other regulations intended to protect public health and the environment. While it is difficult to quantify with certainty the potential financial impact of actions regarding expenditures for environmental matters, particularly remediation, and future capital expenditures for environmental control equipment, in the opinion of management, based upon the information currently available, the ultimate liability arising from such environmental matters, taking into account established accruals for estimated liabilities, should not have a material effect on our consolidated results of operations, financial position, capital expenditures or other cash flows.

Contract Manufacturing

        From time to time, any of our segments may provide products for branded companies. Often such products are new branded products for which branded companies lack capacity. Most often, branded products retain ownership for the formulas and trademarks related to products we produce for them. Also, the contract manufacturing business tends to be inconsistent in volume. Often, initial orders can be significant and favorably impact a fiscal period but later volume will level off or the branded company will ultimately produce the product internally and cease purchasing product from us.

ITEM 2.  PROPERTIES

        Our principal properties are our manufacturing locations. Shown below are our principal owned and leased properties. We also lease our principal executive offices and research and development facilities in St. Louis, Missouri. Management believes its facilities are suitable and adequate for the purposes for which they are used and are adequately maintained. We believe each segment’s combination of facilities provides adequate capacity for current and anticipated future customer demand.

Plant Locations	Size (Sq. Ft.)	Owned/ Leased	Production Lines	Products
Battle Creek, MI	476,896	Owned	7	Cereal
Cedar Rapids, IA	150,000	Owned	5	Cereal
Lancaster, OH	478,719	Owned	11	Cereal
Sparks, NV	243,000	Owned	7	Cereal
Freeport, UT	124,000	Leased	4	Cookies
Princeton, KY	700,000	Owned	6	Crackers and Cookies
Poteau, OK	250,000	Owned	5	Crackers and Cookies
Minneapolis, MN	40,000	Owned	3	Crackers
Ogden, UT	325,000	Leased	5	Cookies
Tonawanda, NY	95,000	Owned	3	Cookies
Ripon, WI (two plants)	350,000	Owned	11	Cookies
Billerica, MA	80,000	Owned	8	Snack Nuts
Dothan, AL	135,000	Leased	14	Snack Nuts
Womelsdorf, PA	100,000	Owned	5	Candy
Buckner, NY	269,250	Owned	6	Dressings, Syrups, Jellies & Sauces
Dunkirk, NY	306,000	Owned	6	Dressings, Syrups, Jellies & Sauces
Fredonia, NY	367,000	Owned	10	Dressings, Syrups, Jellies & Sauces
Kansas City, KS	67,000	Owned	4	Dressings, Syrups, Jellies & Sauces
Los Angeles, CA	81,000	Leased	4	Dressings, Syrups, Jellies & Sauces
Streator, IL	165,000	Owned	1	Peanut Butter

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

        Pending legal liability, if any, from these proceedings cannot be determined with certainty; however, in the opinion of management based upon the information presently known, the liability of the Company, if any, arising from the pending legal proceedings, as well as from asserted legal claims and known potential legal claims which are likely to be asserted, taking into account established accruals for estimated liabilities (if any), are not expected to be material to our consolidated financial position, results of operations and cash flows. In addition, while it is difficult to quantify with certainty the potential financial impact of actions regarding expenditures for compliance with regulatory matters, in the opinion of management, based upon the information currently available, the ultimate liability arising from such compliance matters should not be material to the Company’s consolidated financial position, results of operations and cash flows.

        Additionally, we retained certain potential liabilities associated with divested businesses (former branded cereal business and ski resort business). Presently, management believes that taking into account applicable liability caps, sharing arrangements with acquiring entities and the known facts and circumstances regarding the retained liabilities, potential liabilities of the divested businesses should not be material to the Company’s consolidated financial position, results of operations and cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        There were no matters submitted to the security holders during the fourth quarter of fiscal year 2003.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

Kevin J. Hunt	52	Co-Chief Executive Officer and President of the Company since September 2003; Chief Executive Officer of Bremner, Inc. and Nutcracker Brands, Inc. since November 2003. He served as Corporate Vice President of the Company from October 1995 to September 2003; President of Bremner from October 1995 to November 2003; and President of Nutcracker Brands from January 2003 to November 2003.

David P. Skarie	57	Co-Chief Executive Officer and President of the Company since September 2003; President, The Carriage House Companies, Inc. and Ralston Foods since October 2002 and January 2003, respectively. He served as Corporate Vice President of the Company from March 1994 to September 2003; President of Nutcracker Brands, Inc. from April 2002 to January 2003; President of Ralston Foods from June 2000 to September 2002; and Director of Customer Development of Ralston Foods from March 1994 to June 2000.

David L. Beré	50	Corporate Vice President, and President and Chief Executive Officer of Bakery Chef, Inc. since the acquisition of Bakery Chef in December 2003. He served as President and Chief Executive Officer of Bakery Chef since December 1998; and President and Chief Executive Officer of McCain Foods USA from April 1996 to December 1998.

Thomas G. Granneman	54	Corporate Vice President and Controller since January 1999. He served as Vice President and Controller from December 1996 to January 1999.

Charles G. Huber, Jr.	39	Corporate Vice President, General Counsel and Secretary of the Company since October 2003. He served as Vice President and Assistant General Counsel from September 2001 to October 2003; and Assistant General Counsel from March 1994 to September 2001.

Richard R. Koulouris	47	Corporate Vice President, and President, Bremner, Inc. and Nutcracker Brands, Inc. since November 2003. He served as Vice President Operations, Bremner from September 1995 to November 2003.

Scott Monette	42	Corporate Vice President and Treasurer since September 2001. He joined Ralcorp in January 2001 as Vice President and Treasurer. Prior to joining Ralcorp, Mr. Monette was Chief Investment Officer/Benefit Plans for Hallmark Cards, Inc. from December 1998 to January 2001. He served as Corporate Debt Manager for Hallmark Cards, Inc. from January 1996 to December 1998.

Ronald D. Wilkinson	53	Corporate Vice President, and Director of Product Supply of Ralston Foods and The Carriage House Companies, Inc. He has held the Corporate Vice President position and the Ralston Foods position since October 1996, and the Carriage House position since January 2003.

(Ages are as of December 31, 2003)

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company’s common stock is traded on the New York Stock Exchange under the symbol “RAH”. There were 11,402 shareholders of record on November 28, 2003. The Company has never paid cash dividends and has no plan to pay cash dividends in the foreseeable future. The range of high and low sale prices of Ralcorp common stock as reported on the NYSE Composite Tape is set forth in Note 20 of the financial statements filed as a part of this document under Item 8.

ITEM 6.  SELECTED FINANCIAL DATA

FIVE YEAR FINANCIAL SUMMARY

(In millions except per share data)

	Year Ended September 30,

	2003	2002	2001	2000	1999

Statement of Earnings Data
Net sales (a)	$1,303.6	$1,280.3	$1,178.0	$847.0	$666.2
Cost of products sold	(1,045.6)	(1,027.6)	(952.4)	(672.0)	(511.6)

Gross profit	258.0	252.7	225.6	175.0	154.6
Selling, general and administrative expenses	(171.3)	(163.1)	(153.2)	(111.1)	(99.6)
Interest expense, net	(3.3)	(5.9)	(15.9)	(8.8)	(1.4)
Goodwill impairment loss (b)	(59.0)	-	-	-	-
Restructuring charges (c)	(14.3)	-	(2.6)	(2.5)	-
Litigation settlement income (d)	14.6	1.6	-	-	-
Merger termination fee (e)	-	-	4.2	-	-

Earnings before income taxes and equity earnings	24.7	85.3	58.1	52.6	53.6
Income taxes	(16.9)	(30.7)	(22.1)	(19.6)	(20.1)
Equity in (loss) earnings of Vail Resorts, Inc.,
net of related deferred income taxes (f)	(.4)	(.8)	3.9	3.4	2.9

Net earnings	$7.4	$53.8	$39.9	$36.4	$36.4

Earnings per share:
Basic	$0.25	$1.79	$1.34	$1.21	$1.17
Diluted	$0.25	$1.77	$1.33	$1.19	$1.15
Weighted average shares outstanding:
Basic	29.1	30.0	29.9	30.2	31.1
Diluted	29.7	30.4	30.1	30.6	31.7

Statement of Cash Flows Data
Cash provided (used) by:
Operating activities	$105.8	$110.8	$131.0	$33.0	$42.0
Investing activities	(30.7)	(69.0)	(90.2)	(236.0)	(75.6)
Financing activities	(49.3)	(42.5)	(41.0)	205.2	23.2
Depreciation and amortization	38.7	35.8	41.6	34.3	23.1

Balance Sheet Data
Working capital (excl. cash and cash equivalents)	$84.2	$85.4	$95.6	$144.8	$66.4
Total assets	794.3	832.5	817.9	804.7	483.8
Long-term debt	155.9	179.0	223.1	264.4	42.8
Shareholders’ equity	412.7	436.1	389.4	350.3	324.1

(a)

In 1999, Ralcorp acquired Martin Gillet & Co., Inc. and Southern Roasted Nuts of Georgia, Inc. In 2000, Ralcorp acquired Ripon Foods, Inc., Cascade Cookie Company, Inc., James P. Linette, Inc., and The Red Wing Company, Inc. In 2001, Ralcorp acquired The Torbitt & Castleman Company, LLC. In 2002, Ralcorp acquired Lofthouse Foods Incorporated. For more information about the 2001 and 2002 acquisitions, see Note 2 to the financial statements in Item 8.

(b)	In 2003, a non-cash goodwill impairment loss related to the Carriage House reporting unit was recorded in accordance with FAS 142. See Note 2 to the financial statements in Item 8.
(c)

In 2003, restructuring charges related to the reduction of operations in Streator, IL, the sale of the ketchup business and the tomato paste business, and the relocation of in-store bakery production. In 2001, restructuring charges related to plant closures in San Jose, CA and Baltimore, MD. In 2000, restructuring charges related to the plant closure in Baltimore, MD. See Note 3 to the financial statements in Item 8.

(d)	In 2003 and 2002, Ralcorp received payments in settlement of its claims related to vitamin antitrust litigation. The amounts received were recorded net of related expenses.
(e)	In 2001, Agribrands International, Inc. terminated a merger agreement with Ralcorp. Ralcorp received a payment of $5.0 as a termination fee, which was recorded net of related expenses.
(f)	In 2003 and 2002, Ralcorp adjusted its equity earnings to reflect the cumulative effect of earnings restatements made by Vail Resorts, Inc. See Note 7 to the financial statements in Item 8.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and capital resources of Ralcorp Holdings, Inc. This discussion should be read in conjunction with the financial statements under Item 8, especially Note 19, and the “Cautionary Statement on Forward-Looking Statements” on page 2. The terms “our,” “we,” “Company,” and “Ralcorp” as used herein refer to Ralcorp Holdings, Inc. and its consolidated subsidiaries.

RECENTLY ISSUED ACCOUNTING STANDARDS

        See Note 1 for a discussion regarding recently issued accounting standards, including FAS 141, 142, 143, 144, 145, 146, 148, 149, and 150; FIN 45 and 46; and EITF 00-10, 00-14, 00-25, 01-09, and 02-17.

RESULTS OF OPERATIONS

Consolidated

        Net Sales Net sales grew from less than $1.2 billion in fiscal 2001 to nearly $1.3 billion in 2002 and over $1.3 billion in 2003. The 9% increase from 2001 to 2002 and the 2% increase from 2002 to 2003 were due primarily to the timing of business acquisitions. Refer to the segment discussions below for specific factors affecting results.

        Operating Expenses Cost of products sold was 80.2%, 80.3%, and 80.9% of net sales in 2003, 2002, and 2001, respectively, while selling, general and administrative (SG&A) was 13.1%, 12.7%, and 13.0%. In fiscal 2002, gross margins increased as a result of improved operating efficiencies in the Dressings, Syrups, Jellies & Sauces division and lower ingredient costs in the Snack Nuts & Candy division. In fiscal 2002 we adopted FAS 142 which discontinued the amortization of goodwill, while 2001 SG&A included $8.0 million of goodwill amortization. In fiscal 2003, SG&A included $2.5 million of incremental expenses associated with a pilot project to upgrade information systems, $1.5 million related to accounts receivable losses caused by the bankruptcy of the Fleming Companies, Inc. (Fleming), and $1.2 million related to the recall of a product produced for a co-manufacturing customer. Again, refer to the segment discussions below for other factors affecting results.

        Interest Expense, Net Net interest expense fell from $15.9 million in 2001 to $5.9 million in 2002 and $3.3 million in 2003 as a result of decreasing debt levels and interest rates. We reduced our long-term debt from $264.4 million at the beginning of fiscal 2001 to $155.9 million by September 30, 2003 as cash from operations exceeded cash needs for business acquisitions, capital expenditures, and stock repurchases. Since nearly all of our interest rates are set on a short-term basis, the declining market rates throughout fiscal 2001, 2002, and 2003 had a favorable effect on interest expense. For more information about our long-term debt, see Note 14. Refer to Note 11 for information about our agreement to sell our trade accounts receivable on an ongoing basis, including amounts of related discounts.

        Goodwill Impairment Loss We recorded a goodwill impairment loss in fiscal 2003. In accordance with FAS 142, “Goodwill and Other Intangible Assets,” we completed our annual goodwill impairment test of each of our reporting units during the fourth quarter. In the first step of the test, the fair value of each reporting unit was compared with its carrying amount. Based on that indicator, only the Carriage House reporting unit (i.e., the Dressings, Syrups, Jellies & Sauces segment) had a potential impairment, and the second step of the test was conducted for that unit to determine the amount of impairment loss by comparing the implied fair value of goodwill to its carrying value. The implied fair value of goodwill is the excess of the fair value of the reporting unit over the fair value of its identifiable net assets. Estimated fair values were determined based on the best information available, including independent appraisals and the results of valuation techniques such as EBITDA multiples and discounted future cash flows. The implied fair value of goodwill was calculated to be $38.8 million, compared to the carrying value of $97.8 million, so the goodwill impairment loss was determined to be $59.0 million. A portion of Carriage House’s goodwill is not deductible for tax purposes, so the deferred tax benefit of the loss was only $13.5 million. Factors leading to the impairment included the bankruptcy of Fleming (formerly a significant customer of Carriage House), the inability to quickly replace lost co-manufacturing business, the increasing competitive pricing pressures in the private label food industry, and the near-term production inefficiencies arising from the Carriage House restructuring initiatives discussed below. For more information about Carriage House operations and our commitment to improving results, refer to the Dressings, Syrups, Jellies & Sauces sections below.

        Restructuring Charges In the quarter ended December 31, 2002, we finalized our plans to reduce operations at our Streator, IL facility and transfer production of all product lines except peanut butter to other Dressings, Syrups, Jellies & Sauces locations. Related termination benefits and equipment write-offs totaled $1.4 million in fiscal 2003.

        Also in the quarter ended December 31, 2002, we sold our ketchup business, including certain equipment and inventory, resulting in a net loss of $1.4 million. Further, we determined that the resulting reduced cash flows from our tomato paste business, which had supplied the Company’s ketchup production, was less than the carrying value of our paste production facility located near Williams, CA, and an impairment charge of $5.0 million was recorded as of December 31, 2002. On February 4, 2003, we sold the tomato paste business, including the Williams, CA facility. The sale resulted in an additional loss of $3.6. The ketchup and paste operations were both part of the Dressings, Syrups, Jellies & Sauces segment.

        In the quarter ended March 31, 2003, we announced our plans to close our in-store bakery (ISB) facility in Kent, WA, part of the Cereals, Crackers & Cookies segment, and transfer production to a new ISB plant located in Utah. We are also in the process of transferring production from two other ISB facilities located near the new plant and expect to complete the project by April of 2004. We recorded $2.9 million of expenses related to this ISB restructuring in fiscal 2003.

        On July 24, 2000 and January 23, 2001, respectively, we announced plans to close plants in Baltimore, MD and San Jose, CA and move production to other Dressings, Syrups, Jellies & Sauces facilities. Both of these closures were essentially completed by the end of fiscal 2001. During 2001, Baltimore closure and relocation costs of $1.9 million were expensed along with $.7 million related to San Jose, for a total of $2.6 million.

        For more information regarding these restructuring charges, see Note 3.

        Litigation Settlement Income We received payments in fiscal 2003 and 2002 in settlement of our claims related to vitamin antitrust litigation. The respective amounts recorded were $14.6 and $1.6, net of related expenses.

        Merger Termination Fee Agribrands International, Inc. terminated a merger agreement with Ralcorp on December 1, 2000. In accordance with the agreement, we received a payment of $5.0 million as a termination fee, which was recorded in the first quarter of fiscal 2001 net of related expenses.

        Income Taxes Income tax provisions generally reflect statutory tax rates, adjusted by the effects of non-deductible goodwill amortization expense or impairment losses. The effective rate was approximately 38% in fiscal 2001, 36% in 2002, and 68.5% in 2003. The 2001 rate included the effect of non-deductible goodwill amortization expense, while goodwill amortization was eliminated in 2002 with the adoption of FAS 142. The 2003 rate included the effect of the non-deductible portion of the goodwill impairment loss. Excluding that effect, the 2003 rate was about 36%. The effective rate is expected to be approximately 36.5% for fiscal 2004. See Note 6 for more information about income taxes.

        Equity in Earnings of Vail Resorts, Inc. Our pre-tax earnings from Vail were $6.0 million for fiscal 2001, as snowfall amounts and timing were favorable. For fiscal 2002 and 2003, we recorded pre-tax losses of $1.2 million and $.7 million, respectively, from our investment in Vail. Those losses included adjustments totaling $4.9 million in 2002 and $.8 million in 2003 to reflect the cumulative effect of Vail’s earnings restatements for prior years. In addition, Vail’s results were hurt by reduced travel in the past two years. See Note 7 for more information about this equity investment.

Cereals, Crackers & Cookies

        Fiscal 2003 vs. Fiscal 2002

        Net sales for the Cereals, Crackers & Cookies segment were up 9 percent in fiscal 2003 from fiscal 2002, with the Ralston Foods cereal division and the Bremner cracker and cookie division contributing increases of $4.2 million and $54.1 million, respectively. About $30 million of the Bremner growth is attributable to an additional four months of sales from Lofthouse, acquired on January 30, 2002, while the remainder came through ongoing expansion with existing customers. Cracker volume was up 14 percent and base cookie volume was down 5 percent. Excluding Lofthouse sales for the first four months, ISB volume was up 4 percent year-over-year. For Ralston Foods, an increase in co-manufactured ready-to-eat (RTE) cereal sales offset a decline in store brand RTE cereal for the year (largely due to the Fleming bankruptcy), so combined RTE volume was flat. Hot cereal volume was up 5 percent (despite losses related to the Fleming bankruptcy), but most of the relative sales dollar improvement at Ralston Foods was due to the amount and timing of promotional discounts.

        The segment’s profit contribution was up $6.8 million (10 percent) for fiscal 2003. The improvement is primarily attributable to the increased sales, but also to the reduced promotional activity in the current year, reduced expenses related to capital projects, lower freight costs, and favorable product mix. Those benefits were partially offset by rising costs of insurance, employee benefits, and ingredients such as wheat flour, soybean oil, honey, cocoa, and sugar.

        Fiscal 2002 vs. Fiscal 2001

        Net sales for the Cereals, Crackers & Cookies segment were up $80.8 million in fiscal 2002 from fiscal 2001, as the Ralston Foods cereal division and the Bremner cracker and cookie division contributed increases of $1.9 million and $78.9 million, respectively. While most of Bremner’s growth came from the addition of the Lofthouse business, sales at its other cookie businesses grew more than 25 percent as a result of additional co-manufacturing business and ongoing expansion with existing private label customers. Cracker sales volumes were down slightly due to lower demand for saltines. At Ralston Foods, incremental sales to existing customers, driven by several recent product introductions and additional distribution of established items, were offset by price concessions, additional product promotions, and less co-manufacturing business. RTE cereal volumes were up 1 percent from last year and hot cereal volume was up 4 percent.

        Profit contribution for the segment increased $11.7 million from $58.4 million (10.2% of net sales) in fiscal 2001 to $70.1 million (10.7% of net sales) in fiscal 2002. Again, most of the improvement was the result of the acquired Lofthouse business and related synergies. In addition, the segment’s profit was reduced by $2.4 million of goodwill amortization in fiscal 2001, while goodwill was not amortized in 2002 due to the adoption of FAS 142. Finally, in fiscal 2002 the segment benefited from favorable volumes, plant efficiencies, and lower freight and energy costs, greatly offset by price concessions, promotional programs and rising ingredient costs.

Dressings, Syrups, Jellies & Sauces

        The Company’s Dressings, Syrups, Jellies & Sauces segment’s net sales increased from $420.5 million in fiscal 2001 to $451.5 million in 2002, then decreased to $405.8 in 2003. The 2002 increase was primarily due to the benefit of a full year of results from The Torbitt & Castleman Company, LLC, acquired January 31, 2001. The favorable impact of sales to new customers and increased business with some major existing customers was offset by pricing concessions in certain categories and a reduction of volume with a major co-manufacturing customer. The 2003 decline is attributable primarily to the loss of that co-manufacturing customer at the beginning of the year, as well as to the sale of the ketchup business in November 2002, reduced sales resulting from the Fleming bankruptcy, and continued pricing pressures, partially offset by increased business with continuing customers.

        The segment’s profit contribution increased from $7.6 million (1.8% of net sales) in fiscal 2001 to $13.5 million (3.0%) in fiscal 2002 and $8.0 million (2.0%) in fiscal 2003. Except as discussed below, the dollar changes from year to year generally reflect the changes in sales described above. During fiscal 2001, profit as a percent of sales began to improve as the segment benefited from savings from the closure of two facilities and additional synergies with Torbitt & Castleman. Those savings and synergies continued into fiscal 2002, but the benefits were offset by a gross margin decline due to increased ingredient costs, lower co-manufacturing volumes, and competitive pricing pressures. In fiscal 2003, the profit percentage fell as a result of increased production costs due to inefficiencies related to the lower volumes and restructuring initiatives, pricing pressures, and charges related to the Fleming bankruptcy. In addition, the segment’s profit was reduced by $3.2 million of goodwill amortization expense in fiscal 2001, while goodwill was not amortized in 2002 or 2003 due to the adoption of FAS 142.

Snack Nuts & Candy

        Net sales for the Snack Nuts & Candy segment decreased from $182.3 million in fiscal 2001 to $172.8 million in fiscal 2002, then increased to $183.5 million in fiscal 2003. The 2002 decline was the result of the loss of a few customers in competitive bidding, partially offset by increased business with continuing customers. The 2003 growth was generated primarily through continuing increases in volume with several customers, partially offset by continued competitive pricing pressures, an unfavorable product mix, and a significant reduction in first quarter holiday orders from a major customer.

        The segment’s profit contribution increased from $15.9 million (8.7% of net sales) in fiscal 2001 to $20.6 million (11.9%) in fiscal 2002 and $22.8 million (12.4%) in fiscal 2003. The fiscal 2002 and 2003 percentages improved primarily as a result of favorable costs on some ingredients, partially offset by increased costs on others and competitive pricing pressures. Also, the segment’s profit was reduced by $2.4 million of goodwill amortization expense in fiscal 2001, while goodwill was not amortized in 2002 or 2003 due to the adoption of FAS 142.

LIQUIDITY AND CAPITAL RESOURCES

        Historically, we have funded operating needs by generating positive cash flows through operations. We expect to continue generating operating cash flows through our mix of businesses and expect that short-term and long-term liquidity requirements will be met through a combination of operating cash flows and strategic use of borrowings under committed and uncommitted credit arrangements. Capital resources remained strong at September 30, 2003, with a net worth of $412.7 million and a long-term debt to total capital ratio of 27 percent, compared to corresponding figures for September 30, 2002, of $436.1 million and 29 percent. Working capital, excluding cash and cash equivalents, was down to $84.2 million at September 30, 2003 from $85.4 million at September 30, 2002 as a result of continuing reduction efforts, offset by an increase in our investment in Ralcorp Receivables Corporation of nearly $23 million.

Operating Activities

        Cash flows from operating activities were $105.8 million, $110.8 million, and $131.0 million in 2003, 2002, and 2001, respectively. Operating cash flows were augmented in fiscal 2001 by $61.0 million of proceeds from the sale of receivables in September. Conversely, cash was reduced in fiscal 2003 by a $22.4 million net outflow as remittance of receivables collections to the buyer exceeded payments received for new receivables. See “Off-Balance Sheet Financing” below for more information about the sale of receivables. In fiscal 2002 and especially in fiscal 2003, an emphasis on working capital reduction resulted in lower inventory levels. Accounts payable have fluctuated due to the timing of purchases. In 2003, operating cash flows were reduced by a $10 million contribution to our qualified pension plan, included in “Other, net” on the statement of cash flows. We do not expect to be required to make any significant contributions to this plan in the next three years. See Note 16 for more information about this plan.

Investing Activities

        Net cash paid for business acquisitions totaled $52.1 million in fiscal 2002 (Lofthouse Foods) and $55.6 million in fiscal 2001 (Torbitt & Castleman). See Note 2 for more information about acquisitions.

        Capital expenditures were $36.1 million, $29.1 million, and $35.7 million in fiscal years 2003, 2002, and 2001, respectively. Capital expenditures for fiscal 2004 are expected to be between $40 and $50 million.

        In fiscal 2002, Ralcorp received $10.0 million of proceeds from the sale of its Carriage House facility in San Jose, CA, with no material gain or loss.

Financing Activities

        Strong operating cash flows and reduced acquisition activity allowed the Company to reduce its long-term debt in fiscal 2001, 2002, and 2003 by $41.7 million, $44.1 million, and $23.1 million, respectively. On May 22, 2003, the Company issued Floating Rate Senior Notes, Series A, in the amount of $150.0, maturing on May 22, 2010. Borrowings under this private placement debt financing incur interest at a rate of 3-month LIBOR plus 0.85%, adjusted quarterly, with interest payable quarterly in arrears. We used the proceeds to repay borrowings under our shorter-term credit arrangements. As of September 30, 2003, total remaining availability under our $275 million revolving credit agreement and our $35 million uncommitted credit arrangements was $309.9 million and Ralcorp was in compliance with all covenants (see Note 14). In addition, our September 30 balance sheet included $29.0 million of cash and cash equivalents. Further cash needs could be met through the sale of the Company’s investment in Vail Resorts, Inc., which had a market value of $108 million at September 30, 2003. See Note 7 for more information about this investment, including restrictions on sale.

        In November 2002, the Board approved a tender offer for up to 4,000,000 shares at a single price not in excess of $24.00 and not less than $21.00 per share. The offer was in the form of a modified “Dutch Auction” where the final price is determined based upon the number of shares, and the respective prices, tendered. The offer resulted in the purchase of 1.15 million shares at a purchase price of $24.00 per share. As of September 30, 2003, 1,665,300 shares remained available for repurchase by the Company pursuant to previous authorizations by the Board of Directors.

Off-Balance Sheet Financing

        As an additional source of liquidity, on September 24, 2001 the Ralcorp entered into a three-year agreement to sell, on an ongoing basis, all of its trade accounts receivable to a wholly owned, bankruptcy-remote subsidiary called Ralcorp Receivables Corporation (RRC). RRC’s only business activities relate to acquiring and selling interests in Ralcorp’s receivables. RRC’s purchases of Ralcorp trade receivables are funded by selling an undivided percentage ownership interest in each individual receivable to a bank commercial paper conduit (the Conduit), as well as by a portion of the cash collected on previously purchased receivables. Upon the agreement’s termination, the Conduit would be entitled to all cash collections on RRC’s accounts receivable until its purchased interest has been repaid.

        The trade receivables sale arrangement with RRC represents “off-balance sheet financing” since the sale results in assets being removed from our balance sheet rather than resulting in a liability to the Conduit. The organization documents of RRC and the terms of the agreements governing the receivables sale transactions make RRC a qualifying special purpose entity. As such, it is not to be consolidated in Ralcorp’s financial statements under generally accepted accounting principles. Furthermore, the “true sale” nature of the arrangement requires Ralcorp to account for RRC’s transactions with the Conduit as a sale of accounts receivable instead of reflecting the Conduit’s net investment as debt with a pledge of accounts receivable as collateral. If RRC were not a qualifying special purpose entity and if the arrangement were not considered a “true sale,” the outstanding balance of receivables would remain on Ralcorp’s balance sheet, proceeds received from the Conduit would be shown as short-term debt, and there would be no investment in RRC. See further discussion in Note 11.

INFLATION

        We recognize that inflationary pressures may have an adverse effect on the Company through higher asset replacement costs, related depreciation and higher material costs. We try to minimize these effects through cost reductions and productivity improvements as well as price increases to maintain reasonable profit margins. It is our view that inflation has not had a significant impact on operations in the three years ended September 30, 2003.

OUTLOOK

        We believe the opportunities in the private label, value brand, and food service areas are favorable for long-term growth. In the past few years, we have taken significant steps to reshape the Company, reducing our reliance on any one business segment while achieving sufficient scale in the categories in which we operate. We expect to continue to improve our business mix through volume and profit growth of existing businesses, as well as through acquisitions or alliances. We will continue to explore those acquisition opportunities that strategically fit with our intention to be the premier provider of value-oriented food products.

        On July 11, 2003, the Food and Drug Administration issued a final rule amending its regulations on nutrition labeling to require that trans fat be declared in the nutrition label of conventional foods and dietary supplements on a separate line immediately under the line for the declaration of saturated fat. The new rule will be effective January 1, 2006. Because of this regulatory change, we may incur costs related to packaging modifications. Furthermore, given the increased focus on trans fat content and the related health risks indicated by recently published scientific studies, we may incur additional costs to research and implement formulation changes on certain products.

        The following sections contain discussions of the specific factors affecting the outlook for each of our reportable segments.

Cereals, Crackers & Cookies

        The level of competition in the cereal category continues to be intense for our Ralston Foods division. Competition comes from branded box cereal manufacturers, branded bagged cereal producers and other private label cereal providers. For the last several years, category growth in ready-to-eat and hot cereals has been minimal, which has exacerbated its competitive nature. When branded competitors focus on price/promotion, the environment for private label producers becomes more challenging. We must maintain an effective price gap between our quality private label cereal products and those of branded cereal producers, thereby providing the best value alternative for the consumer. Importantly, pricing and volume agreements with customers are generally determined by the customers’ periodic requests for competitive category reviews in each of our divisions. Ralston Foods anticipates additional category review requests to occur in fiscal 2004. Further, Ralston Foods is being negatively impacted by reduced sales resulting from the Fleming bankruptcy.

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

        The division continues its effort to maximize synergies through the combination of Lofthouse with Cascade, which has given Bremner a significant presence in the in-store bakery cookie category. As previously mentioned, we plan to complete the restructuring of our ISB group by the end of April 2004, with expected annual cost savings of approximately $3.0 to $3.6 million. In addition, Bremner will continue to focus on cost containment, new products and volume growth of existing products in order to improve operating results.

Dressings, Syrups, Jellies & Sauces

        Carriage House’s competitors, both large and small, continue to be aggressive on pricing. In addition, the division continues to be negatively affected by certain ingredient cost increases as well as increased employee health care and benefit costs. Wherever possible, we will continue to implement slight price increases to help offset these rising costs. Encouragingly, the cost of peanuts, a major ingredient for Carriage House (peanut butter), has been favorably impacted by the Farm Act of 2002. Although we expect the segment to benefit from lower peanut costs in fiscal 2004, such benefit will likely be more than offset by the aforementioned cost increases and pricing pressures.

        We have undertaken an aggressive plan to improve performance by selling unprofitable businesses and continuing to rationalize production capacity. In June 2002, we sold our honey operations. In September 2002, we announced our intention to significantly reduce operations at the Streator, IL facility and transfer production of all product lines except peanut butter to other facilities. As a result of this restructuring, we ultimately expect to realize annual savings in cost of products sold of $2.5 million to $3.0 million (approximately $1.0 million of which is non-cash) beginning in fiscal 2004. In November 2002, we sold our ketchup operations, although production continued through the end of the first quarter, and on February 4, 2003, we sold our industrial tomato paste processing facility. While net sales from the honey, ketchup, and paste businesses totaled approximately $30 million in fiscal 2002, related operating profit was immaterial, so we were able to reduce our capital investment without reducing returns.

Snack Nuts & Candy

        Snack nuts and candy continue to be very competitive categories. This segment of Ralcorp faces significant competition from branded manufacturers as well as private label and regional producers. During fiscal 2002, competitive bids for store brand customer business resulted in either loss of margins or loss of customers to competitors. We expect this pricing pressure to continue into the foreseeable future. In fiscal 2003, results were positively impacted by lower peanut prices. In fiscal 2004, we expect competitive pressures could reduce net selling prices while ingredient prices, particularly peanuts, will not decrease any further. The segment will continue to focus on maintaining its customer base and the high quality of its products and on developing new products. In addition, Snack Nuts & Candy segment sales have been, and may continue to be, negatively impacted by the bankruptcy of Fleming.

        The segment has recently benefited from lower raw material costs on some ingredients. The cost of cashews, a major ingredient, has trended down from significant highs in fiscal 2000 but now appears to have stabilized. As discussed above, 2002 legislation has resulted in lower peanut costs and may have a favorable effect on profitability. While some benefits of reduced peanut costs were realized in fiscal 2003, the future effect cannot be quantified at this time and is expected to be greatly offset by continued pricing pressures and increasing costs of other ingredients, healthcare, and other employee benefits.

Bakery Chef Acquisition

        On December 3, 2003, the Company purchased Bakery Chef, Inc., for $287.5 in cash. We financed the acquisition primarily through borrowings under our existing $275 revolving credit facility. Bakery Chef is a leading manufacturer of frozen griddle products (pancakes, waffles and French toast) and frozen pre-baked biscuits sold primarily in the food service channel, and also produces pre-baked frozen muffins, breads and rolls. Bakery Chef became a wholly owned subsidiary of Ralcorp and will operate as a platform for entry into the food service channel and frozen food segment. Bakery Chef operates five manufacturing facilities, employs approximately 800 people, and had net sales of $165 for the year ended December 31, 2002. Based upon Bakery Chef’s 2002 results, our initial assessment of its intangible asset valuation and related amortization, and interest rate assumptions, we anticipate the acquisition will immediately add $.25 to $.35 to our diluted earnings per share on an annual basis.

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

        Under generally accepted accounting principles in the United States, we make estimates and assumptions that impact the reported amounts of assets, liabilities, revenues, and expenses as well as the disclosure of contingent liabilities. We base estimates on past experience and on various other assumptions that are believed to be reasonable under the circumstances. Those estimates form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        We record estimated reductions to revenue for customer incentive offerings. Should a greater proportion of customers redeem incentives than estimated, additional reductions to revenue may be required.

        Inventories are valued at the lower of cost or market value and have been reduced by an allowance for obsolete product and packaging materials. The estimated allowance is based on a review of inventories on hand compared to estimated future usage and sales. If market conditions and actual demands are less favorable than projected, additional inventory write-downs may be required.

        We review long-lived assets, including leasehold improvements and property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value less the cost to sell.

        Goodwill represents the excess of the cost of acquired businesses over the fair market value of their identifiable net assets. At the beginning of fiscal 2002, Ralcorp adopted FAS 142, which requires that we no longer amortize goodwill but review for impairment on a regular basis. The goodwill impairment tests require us to estimate the fair value of our businesses and certain assets and liabilities, for which we utilize valuation techniques such as EBITDA multiples and discounted cash flows based on projections. In our fiscal 2003 tests, we assumed an EBITDA multiple of about 5.75 and a discount rate of 9.5%.

        Pension assets and liabilities are determined on an actuarial basis and are affected by the estimated market-related value of plan assets; estimates of the expected return on plan assets, discount rates, and future salary increases; and other assumptions inherent in these valuations. We annually review the assumptions underlying the actuarial calculations and makes changes to these assumptions, based on current market conditions, as necessary. Actual changes in the fair market value of plan assets and differences between the actual return on plan assets and the expected return on plan assets will affect the amount of pension expense or income ultimately recognized. The other postretirement benefits liability is also determined on an actuarial basis and is affected by assumptions including the discount rate and expected trends in healthcare costs. Changes in the discount rate and differences between actual and expected healthcare costs will affect the recorded amount of other postretirement benefits expense. See Note 16 for more information about pension and other postretirement benefit assumptions.

        Liabilities for workers’ compensation and accrued health care costs are estimated based on historical experience and expected trends.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        In the ordinary course of business, the Company is exposed to commodity price risks relating to the acquisition of raw materials. The Company utilizes derivative financial instruments, including futures contracts and options, to manage certain of these exposures when it is practical to do so. As of September 30, 2003 and 2002, a hypothetical 10% adverse change in the market price of the Company’s principal commodities, including corn, oats, wheat and soybean oil, would have decreased the fair value of the Company’s derivatives portfolio by $2.6 million and $1.1 million, respectively. This volatility analysis ignores changes in the exposures inherent in the underlying hedged transactions. Because the Company does not hold or trade derivatives for speculation or profit, all changes in derivative values are effectively offset by corresponding changes in the underlying exposures. For more information, see Note 1 and Note 13 to the financial statements included in Item 8.

        The Company has interest rate risk with respect to interest expense on variable rate debt. At September 30, 2003 and 2002, the Company had $155.7 million and $178.6 million of variable rate debt outstanding. A hypothetical 10% adverse change in weighted average interest rates during fiscal 2002 and 2001 would have had an unfavorable impact of $.3 million and $.4 million, respectively, on both the Company’s net earnings and cash flows. For more information, see Note 14 and Note 21 to the financial statements included in Item 8.

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

        The Board of Directors, through its Audit Committee consisting solely of independent directors, meets periodically with management and the independent auditors to discuss audit and financial reporting matters. To ensure independence, PricewaterhouseCoopers LLP has direct access to the Audit Committee.

        The report of PricewaterhouseCoopers LLP, independent auditors, on their audits of the accompanying financial statements follows. This report states that their audits were performed in accordance with generally accepted auditing standards. These standards include an evaluation of internal control for the purpose of establishing a basis for reliance thereon relative to the scope of their audits of the financial statements.

REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors of Ralcorp Holdings, Inc.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Ralcorp Holdings, Inc. and its subsidiaries at September 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 1 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill to conform to Statement of Financial Accounting Standards No. 142.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
St. Louis, Missouri
November 13, 2003, except for Note 21, which is as of December 3, 2003

RALCORP HOLDINGS, INC.
CONSOLIDATED STATEMENT OF EARNINGS
(Dollars in millions except per share data, shares in thousands)

	Year Ended September 30,

	2003	2002	2001

Net Sales	$1,303.6	$1,280.3	$1,178.0
Cost of products sold	(1,045.6)	(1,027.6)	(952.4)

Gross Profit	258.0	252.7	225.6
Selling, general and administrative expenses	(171.3)	(163.1)	(153.2)
Interest expense, net	(3.3)	(5.9)	(15.9)
Goodwill impairment loss	(59.0)	-	-
Restructuring charges	(14.3)	-	(2.6)
Litigation settlement income	14.6	1.6	-
Merger termination fee	-	-	4.2

Earnings before Income Taxes and Equity Earnings	24.7	85.3	58.1
Income Taxes	(16.9)	(30.7)	(22.1)

Earnings before Equity Earnings	7.8	54.6	36.0
Equity in (Loss) Earnings of Vail Resorts, Inc.,
Net of Related Deferred Income Taxes	(.4)	(.8)	3.9

Net Earnings	$7.4	$53.8	$39.9

Basic Earnings per Share	$0.25	$1.79	$1.34

Diluted Earnings per Share	$0.25	$1.77	$1.33

Weighted Average Shares
for Basic Earnings per Share	29,131	29,961	29,889
Dilutive effect of:
Stock options	486	471	197
Restricted stock awards	2	1	-
Deferred compensation awards	127	-	-

Weighted Average Shares
for Diluted Earnings per Share	29,746	30,433	30,086

See accompanying Notes to Consolidated Financial Statements.

RALCORP HOLDINGS, INC.
CONSOLIDATED BALANCE SHEET
(In millions except share and per share data)

	September 30,

	2003	2002

Assets
Current Assets
Cash and cash equivalents	$29.0	$3.2
Investment in Ralcorp Receivables Corporation	52.4	29.7
Miscellaneous receivables	10.9	6.2
Inventories	145.7	161.6
Deferred income taxes	2.9	5.1
Prepaid expenses and other current assets	3.0	2.8

Total Current Assets	243.9	208.6
Investment in Vail Resorts, Inc.	80.1	80.8
Property, Net	265.3	282.6
Goodwill	177.6	238.0
Intangible Assets, Net	15.7	13.9
Other Assets	11.7	8.6

Total Assets	$794.3	$832.5

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$85.1	$75.2
Other current liabilities	45.6	44.8

Total Current Liabilities	130.7	120.0
Long-term Debt	155.9	179.0
Deferred Income Taxes	20.0	36.3
Other Liabilities	75.0	61.1

Total Liabilities	381.6	396.4

Commitments and Contingencies
Shareholders’ Equity
Common stock, par value $.01 per share
Authorized: 300,000,000 shares
Issued: 33,011,317 shares	.3	.3
Capital in excess of par value	114.1	110.0
Retained earnings	393.8	386.4
Common stock in treasury, at cost (4,070,954 and 2,985,066 shares)	(76.9)	(49.9)
Unearned portion of restricted stock	(.1)	(.1)
Accumulated other comprehensive loss	(18.5)	(10.6)

Total Shareholders’ Equity	412.7	436.1

Total Liabilities and Shareholders’ Equity	$794.3	$832.5

See accompanying Notes to Consolidated Financial Statements.

RALCORP HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(In millions)

	Year Ended September 30,

	2003	2002	2001

Cash Flows from Operating Activities
Net earnings	$7.4	$53.8	$39.9
Adjustments to reconcile net earnings to net
cash flow provided by operating activities:
Depreciation and amortization	38.7	35.8	41.6
Sale of receivables, net	(22.4)	(4.4)	61.0
Deferred income taxes	(12.8)	.6	6.3
Equity in loss (earnings) of Vail Resorts, Inc.	.7	1.2	(6.0)
Goodwill impairment loss	59.0	-	-
Tomato paste asset impairment	5.0	-	-
Loss on sale of tomato paste business	3.6	-	-
Changes in current assets and liabilities, net
of effects of acquisitions:
(Increase) decrease in receivables	(1.8)	23.0	.4
Decrease (increase) in inventories	15.9	6.2	(7.6)
(Increase) decrease in prepaid expenses and other current assets	(.8)	.4	.6
Increase (decrease) in accounts payable and other current liabilities	10.7	(10.8)	(6.7)
Other, net	2.6	5.0	1.5

Net Cash Provided by Operating Activities	105.8	110.8	131.0

Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	-	(52.1)	(55.6)
Additions to property and intangible assets	(36.1)	(29.1)	(35.7)
Proceeds from sale of property	2.5	12.4	1.1
Proceeds from sale of tomato paste business	2.9	-	-
Other, net	-	(.2)	-

Net Cash Used by Investing Activities	(30.7)	(69.0)	(90.2)

Cash Flows from Financing Activities
Purchase of treasury stock	(28.6)	-	-
Proceeds from issuance of debt	150.0	-	-
Net repayments under credit arrangements	(173.1)	(44.1)	(41.7)
Proceeds from exercise of stock options	2.4	1.6	.7

Net Cash Used by Financing Activities	(49.3)	(42.5)	(41.0)

Net Increase (Decrease) in Cash and Cash Equivalents	25.8	(.7)	(.2)
Cash and Cash Equivalents, Beginning of Year	3.2	3.9	4.1

Cash and Cash Equivalents, End of Year	$29.0	$3.2	$3.9

See accompanying Notes to Consolidated Financial Statements.

RALCORP HOLDINGS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(Dollars in millions)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Common Stock in Treasury	Unearned Portion of Restricted Stock	Accum. Other Compre- hensive Loss	Total

Balance, September 30, 2000	$.3	$110.0	$292.7	$(52.7)	$-	$-	$350.3
Net earnings			39.9				39.9
Minimum pension liability
adjustment, net of $1.1 tax benefit						(1.9)	(1.9)
Net gain on cash flow hedging
instruments, net of $.2 tax expense						.4	.4

Comprehensive income							38.4
Activity under stock plans
(approx. 49,000 shares)		(.1)		.8			.7

Balance, September 30, 2001	$.3	$109.9	$332.6	$(51.9)	$-	$(1.5)	$389.4
Net earnings			53.8				53.8
Minimum pension liability
adjustment, net of $5.7 tax benefit						(9.8)	(9.8)
Net gain on cash flow hedging
instruments, net of $.4 tax expense						.7	.7

Comprehensive income							44.7
Activity under stock plans
(approx. 117,000 shares)		.1		2.0	(.1)		2.0

Balance, September 30, 2002	$.3	$110.0	$386.4	$(49.9)	$(.1)	$(10.6)	$436.1
Net earnings			7.4				7.4
Minimum pension liability
adjustment, net of $6.1 tax benefit						(10.8)	(10.8)
Net gain on cash flow hedging
instruments, net of $1.6 tax expense						2.9	2.9

Comprehensive loss							(.5)
Purchases of treasury stock
(approx. 1,181,000 shares)				(28.8)			(28.8)
Deferred compensation		3.3					3.3
Activity under stock plans
(approx. 95,000 shares)		.8		1.8			2.6

Balance, September 30, 2003	$.3	$114.1	$393.8	$(76.9)	$(.1)	$(18.5)	$412.7

See accompanying Notes to Consolidated Financial Statements.

RALCORP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions except per share data)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        Basis of Consolidation – The financial statements are presented on a consolidated basis and include the accounts of Ralcorp and its majority-owned subsidiaries. All significant intercompany transactions have been eliminated. Investments in 20%–50%-owned companies are presented on the equity basis (see Note 7).

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

        Inventories are valued generally at the lower of average cost or market. In connection with purchasing key raw ingredient materials, the Company often uses commodities futures contracts to reduce the risk of price fluctuations related to future raw materials requirements for commodities such as corn, wheat, oats and soybean oil. For more information on these commodity hedging activities, see Note 13.

        Property, Plant and Equipment is recorded at cost and depreciation expense is generally provided on the straight-line basis by charges to costs or expenses at rates based on the estimated useful lives of the properties. Estimated useful lives range from 3 to 15 years for machinery and equipment and 10 to 50 years for buildings and leasehold improvements. Depreciation expense was $35.4, $32.3, and $29.4 in fiscal 2003, 2002, and 2001, respectively.

        Other Intangible Assets consist of a trademark and computer software developed or obtained for internal use. The trademark currently has an indefinite life and is not subject to amortization. The computer software is recorded at cost and amortized evenly over its estimated useful life, ranging from 3 to 5 years. Amortization expense related to software was $3.3, $3.5, and $4.2 in fiscal 2003, 2002, and 2001, respectively, with $2.3 scheduled for fiscal 2004 and $1.1 scheduled each year for fiscal 2005, 2006, 2007, and 2008.

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

        Shipping and Handling costs defined as freight are included in “Cost of products sold,” while storage and other warehousing costs are included in “Selling, general, and administrative.” Storage and other warehousing costs totaled $42.0, $40.1, and $34.2 in fiscal 2003, 2002, and 2001, respectively.

        Advertising costs are expensed as incurred.

        Stock-based Compensation is recognized using the intrinsic value method. Accordingly, no compensation expense has been recognized for the stock options granted since the exercise price was equal to the fair market value of the shares at the grant date, except for $.5 recorded in fiscal 2003 related to the modification of some awards.

        If the Company had accounted for the stock-based compensation using the fair value method, which requires recognition of the fair value of the options as compensation cost ratably over the vesting period of the options, net earnings and earnings per share would have been reduced as shown in the following table. See Note 18 for more information about the Company’s stock-based compensation plans.

	2003	2002	2001

Net earnings, as reported	$7.4	$53.8	$39.9
Add: Stock-based employee compensation
expense included in reported net earnings,
net of related tax effects	.5	-	-
Deduct: Total stock-based employee compensation
expense determined under fair value based method,
net of related tax effects	(2.4)	(2.5)	(1.7)

Pro forma net earnings	$5.5	$51.3	$38.2

Earnings per share:
Basic - as reported	$0.25	$1.79	$1.34
Basic - pro forma	$0.19	$1.71	$1.28
Diluted - as reported	$0.25	$1.77	$1.33
Diluted - pro forma	$0.19	$1.68	$1.27

        Recently Issued Accounting Standards – Significant developments in accounting rules are discussed below.

        During the fourth quarter of fiscal 2001, the Company implemented accounting reclassifications as a result of the consensus of the Emerging Issues Task Force (EITF) on issue 00-10, as well as 00-14 and 00-25 which were later codified and reconciled in EITF 01-9. These reclassifications had no impact on net earnings or earnings per share but did affect reported net sales, cost of products sold, and selling, general and administrative expenses.

        In June 2001, the Financial Accounting Standards Board (FASB) issued FAS 141, “Business Combinations,” which applies to all business combinations initiated after June 30, 2001. The major provisions of FAS 141 include (a) the elimination of the pooling-of-interests method of accounting for business combinations, (b) additional criteria for the recognition of intangible assets independent of goodwill, and (c) disclosure of the primary reasons for a business combination and the allocation of the purchase price paid to the assets acquired and liabilities assumed by major balance sheet caption (see Note 2).

        On October 1, 2001, the Company adopted FAS 142, “Goodwill and Other Intangible Assets,” which stops the amortization of goodwill and requires a goodwill impairment test at least annually. Neither the transitional impairment test at adoption nor the first annual test as of June 30, 2002 resulted in impairment of Ralcorp’s goodwill. See Note 2 for information regarding the impairment loss recorded in fiscal 2003. The following schedule shows fiscal 2001 net earnings and earnings per share (EPS) adjusted to exclude Ralcorp’s goodwill amortization expense (net of tax effects) and to adjust Ralcorp’s equity earnings to exclude the goodwill amortization expense of Vail Resorts, Inc.

	Net Earnings	Basic EPS	Diluted EPS

Reported	$39.9	$1.34	$1.33
Add back: Goodwill amortization	6.2	.21	.21
Adjust: Equity in earnings of Vail Resorts, Inc.	.6	.02	.02

Adjusted	$46.7	$1.57	$1.56

        On October 1, 2003, the Company adopted FAS 143, “Accounting for Asset Retirement Obligations,” which addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company does not currently have any obligations within the scope of FAS 143, and therefore the application of this statement has had no impact on its financial position, earnings, or cash flows.

        FAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” was adopted by the Company for its financial statements issued for fiscal year 2003, including interim periods. FAS 144 superseded FAS 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,” but retained the requirements to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. The adoption of FAS 144 has not had a material impact on the Company’s financial position, earnings, or cash flows.

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

        FAS 148, “Accounting for Stock-Based Compensation-Transition and Disclosure,” amends FAS 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. The Company currently has no plans to change to the fair value based method from the intrinsic value method currently used. In addition, FAS 148 amends the disclosure requirement of FAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Those disclosure provisions were adopted by the Company in fiscal 2003 (see Note 18).

        FAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities,” was issued in April 2003 and is generally effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The amendment has not had a material impact on the Company’s financial position, earnings, or cash flows.

        FAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” became effective during fiscal 2003. The Company has not issued any financial instruments within the scope of FAS 150.

        FASB Interpretation No. (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that, in certain cases, a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 became effective during fiscal 2003. The Company currently has no obligations from guarantees which would require disclosure or the recognition of a liability, except as disclosed in Note 14 and Note 15.

        FIN 46, “Consolidation of Variable Interest Entities, an interpretation of ARB 51,” was issued January 13, 2003. The Company currently has no involvement with variable interest entities as defined by FIN 46. FIN 46 specifically states that qualifying special-purpose entities, such as Ralcorp Receivables Corporation (RRC) discussed in Note 11, shall not be consolidated unless the holder has the unilateral ability to cause the entity to liquidate or to change the entity so that it no longer meets certain conditions described in Statement 140. Because RRC’s Board of Directors must include an independent director, the Company does not have such unilateral ability.

        EITF Issue No. 02-17, “Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination” clarifies certain recognition requirements in FAS 141, “Business Combinations.” This additional guidance was adopted by the Company in fiscal 2003 and was applied during the annual goodwill impairment tests performed during the year. Its application did not have a material impact on the Company’s financial position, earnings, or cash flows.

        Reclassifications – Certain prior years’ amounts have been reclassified to conform to the current year’s presentation.

NOTE 2 – ACQUISITIONS AND GOODWILL

        Each of the following acquisitions was accounted for using the purchase method of accounting, whereby the results of operations are included in the consolidated statement of earnings from the date of acquisition. The purchase price, including costs of acquisition, was allocated to acquired assets and liabilities based on their estimated fair values at the date of acquisition, and any excess was allocated to goodwill.

Fiscal 2002

        On January 30, 2002, the Company completed the purchase of 100 percent of the stock of Lofthouse Foods Incorporated (Lofthouse) for $52.8 in cash obtained through borrowings from the Company’s revolving credit agreement. Lofthouse is a producer of high quality cookies sold to the in-store bakeries of major U.S. grocers and mass merchandisers. The combination of Lofthouse with Cascade, acquired in 2000, gave Ralcorp a significant presence in this fast-growth category. The acquired business, with approximately $70 in annual sales, is reported in the Cereals, Crackers and Cookies segment. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The assigned goodwill is deductible for tax purposes. The trademark has an indefinite life and is not subject to amortization.

Current assets	$ 9.1
Property	12.1
Goodwill	28.4
Trademark	9.0
Other assets	.1

Total assets acquired	58.7

Accounts payable	(3.8)
Other current liabilities	(2.1)

Total liabilities assumed	(5.9)

Net assets acquired	$ 52.8

Fiscal 2001

        On January 31, 2001, the Company completed the purchase of the wet products portion of The Torbitt & Castleman Company, LLC (T&C), located in Buckner, KY. Acquired product lines include private label syrups, Mexican sauces, jams and jellies, barbecue sauces, flavored syrups and other specialty sauces and are part of the Dressings, Syrups, Jellies & Sauces segment. The $55.6 cost exceeded the fair value of the net assets acquired by $38.9. Before the adoption of FAS 142, that goodwill was being amortized on a straight-line basis over 25 years. The goodwill is deductible for tax purposes.

Pro Forma Information

        The following unaudited pro forma information presents the 2002 and 2001 results of operations of the Company, including equity earnings from Vail, as if the fiscal 2002 and 2001 acquisitions described above had occurred as of October 1, 2000. Pro forma adjustments to earnings are net of income taxes at Ralcorp’s rates and include actual Lofthouse and T&C earnings before taxes, additional interest expense and, in 2001, amortization of related goodwill totaling $1.7 after taxes. These pro forma results may not necessarily reflect the actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations.

	2002	2001

Net sales	$1,306.1	$1,274.3
Net earnings	54.0	39.0
Basic earnings per share	1.80	1.31
Diluted earnings per share	1.77	1.30

Goodwill

        The changes in the carrying amount of goodwill by reportable segment (see Note 19) were as follows:

	Cereals, Crackers & Cookies	Dressings, Syrups, Jellies & Sauces	Snack Nuts & Candy	Total

Balance, September 30, 2001	$ 56.0	$ 99.1	$ 54.4	$ 209.5
Goodwill acquired	28.4	-	-	28.4
Purchase price allocation adjustment	-	.1	-	.1

Balance, September 30, 2002	$ 84.4	$ 99.2	$ 54.4	$ 238.0
Goodwill written off related to sale
of industrial tomato paste business	-	(1.4)	-	(1.4)
Goodwill impairment loss	-	(59.0)	-	(59.0)

Balance, September 30, 2003	$ 84.4	$ 38.8	$ 54.4	$ 177.6

        The Company’s reporting units are tested for impairment in the fourth fiscal quarter, after the annual forecasting process. In September 2003, a goodwill impairment loss of $59.0 was recognized in the Dressings, Syrups, Jellies & Sauces reporting unit ($45.5 after taxes, or $1.53 per diluted share). Factors leading to the impairment included lost sales and additional charges related to the bankruptcy of Fleming Companies, Inc. (filed April 1, 2003), the inability to quickly replace co-manufacturing business lost at the beginning of fiscal 2003, increasing competitive pricing pressures, and the near-term production inefficiencies arising from restructuring initiatives. Those factors resulted in lower than expected operating profits and cash flows in fiscal 2003, prompting management to revise earnings forecasts for coming years. Estimated fair values of the reporting unit and its identifiable net assets were determined based on the best information available, including independent appraisals and the results of valuation techniques such as EBITDA multiples and expected present value of future cash flows.

NOTE 3 – RESTRUCTURING CHARGES

        In the quarter ended December 31, 2002, the Company finalized its plans to reduce operations at its Streator, IL facility and transfer production of all product lines except peanut butter to other Dressings, Syrups, Jellies & Sauces locations. Termination benefits totaling $1.2 were paid (145 employees) and equipment with a net book value of $.2 was written off, for a total of $1.4 charged to restructuring expenses in fiscal 2003.

        Also in the quarter ended December 31, 2002, the Company sold its ketchup business, including certain equipment and inventory. The resulting net loss on the sale was $1.4 and included writing off or reducing the carrying value of related inventories of packaging, ingredients, and finished products, as well as $.4 for other exit costs incurred. Further, management determined that the resulting reduced cash flows from its tomato paste business, which had supplied the Company’s ketchup production, was less than the carrying value of its paste production facility located near Williams, CA. Accordingly, the fair value of the related fixed assets as of December 31, 2002, was assessed based on a preliminary market quote, resulting in an impairment charge of $5.0. On February 4, 2003, the Company sold its tomato paste business, including the Williams, CA, facility. The sale resulted in an additional loss of $3.6, including the write-off of $1.4 of goodwill associated with that business. The ketchup and paste operations were both part of the Dressings, Syrups, Jellies & Sauces segment.

        In the quarter ended March 31, 2003, Ralcorp announced its plans to close its in-store bakery (ISB) facility in Kent, WA, part of the Cereals, Crackers & Cookies segment, and transfer production to a new ISB plant located in Utah. The Company is also in the process of transferring production from two other ISB facilities located near the new plant and expects to complete the project by April of 2004. The Company recorded $.2 of Kent employee termination benefits (68 employees), $1.3 of costs to remove and relocate equipment, and $.2 to write-off abandoned leasehold improvements. In addition, $1.2 of Kent operating lease termination costs were recorded as a liability when the facility was vacated, with $.5 in “Other current liabilities” and $.7 in “Other Liabilities” on the balance sheet. That amount represents the present value of the remaining lease rentals (through February 2007), reduced by estimated sublease rentals that could be reasonably obtained for the property. Together, these costs totaled $2.9 charged to restructuring expenses in fiscal 2003. All other costs associated with this project are charged to operating expenses as incurred or capitalized, as appropriate.

        On January 23, 2001, the Company announced its plan to close the San Jose, CA, plant of its Dressings, Syrups, Jellies & Sauces segment and move production to its other facilities. This process was essentially complete by the end of fiscal 2001. Related costs totaling $.7 were recorded as restructuring charges in fiscal 2001.

        On July 24, 2000, the Company announced its plan to close the Baltimore, MD, plant of its Dressings, Syrups, Jellies & Sauces segment and move production to its Dunkirk, NY, facility. This process was completed in fiscal 2001. Related costs totaling $1.9 were recorded as restructuring charges in fiscal 2001.

        The following table reconciles the restructuring costs described above to “Restructuring Charges” shown on the statement of earnings. The after-tax effect was $9.2, or $.31 per diluted share, in 2003 and $1.7, or $.06 per diluted share, in 2001. Other than the Kent lease obligations recorded as described above, there were no restructuring reserves at September 30, 2003 or 2002.

	2003	2002	2001

Streator plant downsizing	$ 1.4	$ -	$-
Ketchup business sale	1.4	-	-
Tomato paste asset impairment	5.0	-	-
Tomato paste business sale	3.6	-	-
ISB plant restructuring	2.9	-	-
San Jose plant closure	-	-	.7
Baltimore plant closure	-	-	1.9

	$ 14.3	$ -	$ 2.6

NOTE 4 – LITIGATION SETTLEMENT INCOME

        The Company received payments in settlement of its claims related to vitamin antitrust litigation. The amounts received were recorded net of related expenses. The after-tax effect was $9.3, or $.31 per diluted share, in 2003 and $1.0, or $.03 per diluted share, in 2002.

NOTE 5 – MERGER TERMINATION FEE

        Agribrands International, Inc. terminated a merger agreement with Ralcorp on December 1, 2000. In accordance with the agreement, Ralcorp received a payment of $5.0 as a termination fee, which was recorded in the first quarter of fiscal 2001 net of related expenses. The after-tax effect was $2.6, or $.09 per diluted share.

NOTE 6 – INCOME TAXES

        The provision for income taxes consisted of the following:

	2003	2002	2001

Current:
Federal	$ 26.8	$ 27.6	$ 16.7
State	2.6	2.1	1.2

	29.4	29.7	17.9

Deferred:
Federal	(12.3)	.8	4.4
State	(.2)	.2	(.2)

	(12.5)	1.0	4.2

Income taxes	16.9	30.7	22.1
Deferred income taxes on equity earnings (federal)	(.3)	(.4)	2.1

Total provision for income taxes	$ 16.6	$ 30.3	$ 24.2

        A reconciliation of income taxes with amounts computed at the statutory federal rate follows:

	2003	2002	2001

Computed tax at federal statutory rate (35%)	$ 8.4	$ 29.4	$ 22.4
State income taxes, net of federal tax benefit	1.6	1.5	.7
Non-deductible goodwill impairment/amortization	7.6	-	1.2
Other, net	(1.0)	(.6)	(.1)

	$ 16.6	$ 30.3	$ 24.2

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets (liabilities) at September 30 were as follows:

	2003			2002

	Assets	Liabilities	Net	Assets	Liabilities	Net

Current:
Accrued liabilities	$ 4.0	$-	$ 4.0	$ 2.4	$-	$ 2.4
Inventories	-	(1.5)	(1.5)	2.1	-	2.1
Other items	.4	-	.4	.6	-	.6

	4.4	(1.5)	2.9	5.1	-	5.1

Noncurrent:
Equity investment in Vail	-	(21.5)	(21.5)	-	(21.8)	(21.8)
Property basis differences	-	(33.5)	(33.5)	-	(32.6)	(32.6)
Intangible assets	4.9	-	4.9	-	(5.1)	(5.1)
Pension	11.8	-	11.8	8.2	-	8.2
Postretirement benefits	5.8	-	5.8	5.4	-	5.4
Deferred compensation	7.4	-	7.4	5.6	-	5.6
Insurance reserves	4.7	-	4.7	3.8	-	3.8
Other items	.4	-	.4	.2	-	.2

	35.0	(55.0)	(20.0)	23.2	(59.5)	(36.3)

Total deferred taxes	$ 39.4	$ (56.5)	$ (17.1)	$ 28.3	$ (59.5)	$ (31.2)

NOTE 7 – EQUITY INVESTMENT IN VAIL RESORTS, INC.

        On January 3, 1997, the Company sold its ski resorts holdings (Resort Operations) to Vail Resorts, Inc. (Vail) in exchange for 7,554,406 shares of Vail common stock (NYSE:MTN). At the date of the exchange, the Company’s equity interest in the underlying net assets of Vail exceeded the net book value of the net assets contributed by the Company to Vail by $37.5. This excess is being amortized ratably to the investment in Vail over 20 years. The unamortized excess was $24.8 and $26.7 as of September 30, 2003 and 2002, respectively. The amount of retained earnings that represents undistributed earnings of Vail was $14.2 and $14.6 as of September 30, 2003 and 2002, respectively.

        The following table summarizes information about the Company’s equity investment in Vail at September 30:

	2003	2002

Ownership percentage	21.5%	21.5%
Carrying value	$ 80.1	$ 80.8
Market value	108.0	107.0

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

        Vail’s fiscal year ends July 31, so the Company reports equity earnings on a two-month time lag. In October 2002, Vail filed an amended Annual Report on Form 10-K for July 31, 2001, which included restatements and reclassifications of previously issued financial information. Because the effects on Ralcorp’s earnings were immaterial for any single year and in total, the Company chose to reflect the full $4.9 impact ($3.2 after taxes, or $.10 per diluted share) in fiscal 2002 rather than restate its previously reported financial statements. In November 2003, Vail again restated its financial statements for prior years. Because the effects on Ralcorp’s earnings were immaterial for any single year and in total, the Company chose to reflect the full $.8 impact ($.5 after taxes, or $.02 per diluted share) in fiscal 2003 rather than restate its previously reported financial statements. Vail’s summarized financial information, as restated, follows.

	Year Ended July 31, 2003	Year Ended July 31, 2002	Year Ended July 31, 2001

Net revenues	$ 710.4	$ 615.3	$ 543.8
Total operating expenses	675.9	566.2	497.9

Income from operations	$ 34.5	$ 49.1	$ 45.9

Income before cumulative effect
of change in accounting principle	$ (8.5)	$ 8.8	$ 11.5

Net income	$ (8.5)	$ 7.1	$ 11.5

	July 31, 2003	July 31, 2002

Current assets	$ 117.0	$ 109.4
Noncurrent assets	1,338.4	1,339.6

Total assets	$ 1,455.4	$ 1,449.0

Current liabilities	$ 180.0	$ 154.4
Noncurrent liabilities	750.0	767.0
Minority interest	29.2	23.6
Stockholders’ equity	496.2	504.0

Total liabilities and stockholders’ equity	$ 1,455.4	$ 1,449.0

NOTE 8 – EARNINGS PER SHARE

        The following schedule shows common stock options and deferred compensation awards which were outstanding and could potentially dilute basic earnings per share in the future but which were not included in the computation of diluted earnings per share for the periods indicated because to do so would have been antidilutive. See Note 18 for more information about outstanding options and deferred compensation plans.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Fiscal 2003
Stock options at $25.09 per share	461,500	-	-	-
Stock options at $25.23 per share	4,500	-	-	-
Stock options at $28.15 per share	4,000	4,000	4,000	4,000
Stock options at $29.85 per share	-	-	-	22,500

Fiscal 2002
Stock options at $25.09 per share	-	-	-	461,500
Stock options at $25.23 per share	-	-	-	4,500
Stock options at $28.15 per share	-	-	-	4,000
Deferred compensation awards	113,263	99,856	93,301	-

Fiscal 2001
Stock options at $14.63 per share	407,000	-	-	-
Stock options at $16.31 per share	5,000	-	-	-
Stock options at $17.19 per share	432,500	423,500	423,500	-
Stock options at $18.50 per share	-	458,000	458,000	-
Stock options at $19.30 per share	-	-	-	22,500
Deferred compensation awards	220,489	150,889	151,266	125,068

NOTE 9 – SUPPLEMENTAL EARNINGS STATEMENT AND CASH FLOW INFORMATION

	2003	2002	2001

Repair and maintenance expenses	$ 41.1	$ 41.8	$ 36.7
Advertising and promotion expenses	8.7	8.7	8.2
Research and development expenses	6.2	5.0	4.4
Interest paid	3.6	6.1	16.4
Income taxes paid, net of refunds	32.3	29.9	13.6

NOTE 10 – SUPPLEMENTAL BALANCE SHEET INFORMATION

	September 30,

	2003	2002

Inventories
Raw materials and supplies	$ 62.2	$ 59.3
Finished products	85.4	102.3

	147.6	161.6
Allowance for obsolete inventory	(1.9)	(2.9)

	$ 145.7	$ 158.7

Property
Land	$ 5.0	$ 5.2
Buildings and leasehold improvements	84.3	86.6
Machinery and equipment	378.7	365.1
Construction in progress	16.7	18.7

	484.7	475.6
Accumulated depreciation	(219.4)	(193.0)

	$ 265.3	$ 282.6

Other Intangible Assets
Computer software	$ 26.7	$ 21.6
Trademark	9.0	9.0

	35.7	30.6
Accumulated amortization	(20.0)	(16.7)

	$ 15.7	$ 13.9

Other Current Liabilities
Compensation	$ 16.0	$ 15.1
Advertising and promotion	14.6	14.7
Other items	12.0	15.0

	$ 42.6	$ 44.8

NOTE 11 – SALE OF RECEIVABLES

        To reduce its long-term debt, on September 24, 2001 the Company entered into a three-year agreement to sell, on an ongoing basis, all of its trade accounts receivable to a wholly owned, bankruptcy-remote subsidiary called Ralcorp Receivables Corporation (RRC). RRC funds its purchases of Ralcorp trade receivables by selling up to $66.0 of ownership interests in such receivables to a bank commercial paper conduit, which issues commercial paper to investors. Ralcorp continues to service the receivables as agent for RRC and the bank conduit. RRC is a qualifying special purpose entity under FAS 140 and the sale of Ralcorp receivables to RRC is considered a true sale for accounting, tax, and legal purposes. Therefore, the trade receivables sold and the related commercial paper borrowings are not recorded on Ralcorp’s consolidated balance sheet. However, the Company’s consolidated balance sheet does reflect an investment in RRC that in substance represents a subordinated retained interest in the trade receivables sold. As of September 30, 2003, the outstanding balance of receivables (net of an allowance for doubtful accounts) sold to RRC was $86.6 and proceeds received were $34.2, resulting in a retained interest of $52.4. As of September 30, 2002, the outstanding balance of receivables sold was $86.3 and proceeds received were $56.6, resulting in a retained interest of $29.7. Discounts related to the sale of receivables totaled $.7 and $1.2 for the years ended September 30, 2003 and September 30, 2002, respectively, and are included on the statement of earnings in “Selling, general and administrative” expenses.

NOTE 12 – ALLOWANCES FOR DOUBTFUL ACCOUNTS AND OBSOLETE INVENTORY

	2003	2002	2001

Allowance for Doubtful Accounts
Balance, beginning of year	$-	$-	$ 1.6
Provision charged to expense	1.7	.1	.4
Write-offs, less recoveries	(2.2)	(.3)	(.3)
Acquisitions	-	-	.2
Transfers to Ralcorp Receivables Corporation	.5	.2	(1.9)

Balance, end of year	$-	$-	$-

Allowance for Obsolete Inventory
Balance, beginning of year	$ 2.9	$ 2.5	$ 1.6
Provision charged to expense	4.7	5.5	3.6
Write-offs of inventory	(5.7)	(5.2)	(2.8)
Acquisitions	-	.1	.1

Balance, end of year	$ 1.9	$ 2.9	$ 2.5

NOTE 13 – DERIVATIVES AND OTHER FINANCIAL INSTRUMENTS

Fair Values

        The carrying amounts reported on the Consolidated Balance Sheet for cash and cash equivalents, receivables and accounts payable approximate fair value because of the short maturities of these financial instruments. The estimated fair value of the Company’s long-term debt (see Note 14) approximates book value since the interest rates on nearly all of the outstanding borrowings are adjusted frequently.

Concentration of Credit Risk

        The Company’s primary concentration of credit risk is related to certain trade accounts receivable due from several highly leveraged or “at risk” customers. At September 30, 2003 and 2002, the amount of such receivables was immaterial. Consideration was given to the financial position of these customers when determining the fair value of the Company’s subordinated retained interest in accounts receivable (see Note 11).

Hedging Activities

        On October 1, 2000, the Company implemented Statement of Financial Accounting Standards (FAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by FAS 137 and FAS 138 (collectively, the “Statement”). This Statement requires all derivatives to be recognized in the balance sheet at fair value, with changes in that fair value to be recorded in current earnings or deferred in other comprehensive income, depending on whether the derivative instrument qualifies as a hedge and, if so, the nature of the hedging activity. The Company’s transition adjustment upon adoption of the Statement was immaterial. In the ordinary course of business, the Company is exposed to commodity price risks relating to the acquisition of raw materials and supplies and interest rate risks relating to debt. Authorized individuals within the Company may utilize derivative financial instruments, including (but not limited to) futures contracts, option contracts, forward contracts and swaps, to manage certain of these exposures by hedging when it is practical to do so. The terms of these instruments generally do not exceed twelve months. The Company is not permitted to engage in speculative or leveraged transactions and will not hold or issue financial instruments for trading purposes. Hedge accounting is only applied when the derivative is deemed to be highly effective at offsetting changes in fair values or anticipated cash flows of the hedged item or transaction. Earnings impacts for all designated hedges are recorded in the Consolidated Statement of Earnings within the same line item as the gain or loss on the item being hedged. For a fair value hedge of a recognized asset or liability or unrecognized firm commitment, the entire change in fair value of the derivative is recorded in earnings as incurred. For a cash flow hedge of an anticipated transaction, the ineffective portion of the change in fair value of the derivative is recorded in earnings as incurred, whereas the effective portion is deferred in accumulated other comprehensive income in the Consolidated Balance Sheet until the transaction is realized, at which time any deferred hedging gains or losses are recorded in earnings. During fiscal 2003, 2002, and 2001, hedging activities consisted only of cash flow hedges on ingredient and packaging purchases. Hedge gains totaling $5.3 were deferred into accumulated other comprehensive income during fiscal 2003, $.8 was reclassified into earnings, and $.1 of ineffectiveness was recorded in earnings as incurred. During fiscal 2002, hedge gains totaling $2.0 were deferred into accumulated other comprehensive income, $.9 was reclassified into earnings, and $.1 of ineffectiveness was recorded in earnings as incurred. Corresponding amounts were immaterial during fiscal 2001. The contractual amounts of the related derivatives totaled $21.2 and $10.5 at September 30, 2003 and 2002, respectively, while the corresponding fair values were $5.2 and $1.0.

NOTE 14 – LONG-TERM DEBT

        Long-term debt consisted of the following at September 30:

	2003		2002

	Balance Outstanding	Interest Rate	Balance Outstanding	Interest Rate

Floating Rate Senior Notes, Series A	$150.0	1.980%	$ -	n/a
$275 Revolving Credit Agreement	-	n/a	165.0	2.754%
Uncommited credit arrangements	.1	2.000%	8.0	2.700%
Industrial Development Revenue Bond	5.6	0.990%	5.6	1.540%
Other	.2	Various	.4	Various

	$155.9		$179.0

        On May 22, 2003, the Company issued Floating Rate Senior Notes, Series A, in the amount of $150.0. Borrowings under this private placement debt financing incur interest at a rate of 3-month LIBOR plus 0.85%, adjusted quarterly, with interest payable quarterly in arrears. Borrowings under this agreement are unsecured and mature on May 22, 2010. The note agreement contains certain representations, warranties, covenants, and conditions customary to agreements of this nature. The covenants include requirements that debt not exceed 3.5 times EBITDA (defined generally as net earnings plus interest expense, taxes, depreciation, and amortization) and that adjusted net worth remain above a certain minimum amount.

        On October 16, 2001, the Company entered into a $275 revolving credit agreement. Borrowings under the credit agreement incur interest at the Company’s choice of either (1) LIBOR plus the applicable margin rate (currently 0.875%) or (2) the maximum of the federal funds rate plus 0.50% or the prime rate. Such borrowings are unsecured and mature on October 16, 2004 unless such date is extended. The credit agreement calls for an unused fee (currently 0.20%), payable quarterly in arrears, and contains certain representations, warranties, covenants, and conditions customary to credit facilities of this nature. The covenants include requirements that debt not exceed three times EBITDA (defined generally as net earnings plus taxes, interest expense, depreciation, and amortization), EBIT (defined generally as net earnings plus interest and taxes) be at least three times interest expense, and adjusted net worth remain above a certain minimum amount.

        The Company has entered into uncommitted credit arrangements with banks that totaled $35.0 as of September 30, 2003. Borrowings under these arrangements typically have terms of less than a week. The amounts outstanding under these arrangements at September 30, 2003 matured October 1, 2003. Based upon management’s intent and ability to refinance these amounts on a long-term basis, they were classified as long-term.

        Through the acquisition of The Red Wing Company, Inc., the Company acquired an Industrial Development Revenue Bond in the amount of $5.6, which bears interest at a variable rate and matures on April 1, 2005.

        As of September 30, 2003, $10.2 in letters of credit and surety bonds were outstanding with various financial institutions, principally related to self-insurance requirements.

NOTE 15 – COMMITMENTS AND CONTINGENCIES

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

Lease Commitments

        Future minimum rental payments (receipts) under noncancelable operating leases and subleases in effect as of September 30, 2003 were:

	2004	2005	2006	2007	2008	Later	Total

Leases	$ 5.2	$ 5.0	$ 2.5	$ 1.7	$ .9	$ 2.9	$ 18.2
Subleases	(.6)	(.7)	(.1)	-	-	-	(1.4)

        Rent expense for all operating leases was $7.9, $7.6, and $7.2 in fiscal 2003, 2002, and 2001, respectively, net of sublease income of $.6 in each year.

Container Supply Agreement

        During fiscal 2002, the Company entered into a ten-year agreement to purchase certain containers from a single supplier. It is believed that the agreement was related to the supplier’s financing arrangements regarding the container facility. The Company’s total purchases under the agreement were $7.7 in fiscal 2003 and $2.6 in fiscal 2002. Generally, to avoid a shortfall payment requirement, the Company must purchase approximately 655 million additional containers by the end of the ten-year term. The minimum future payment obligation cannot be determined at this time, but is currently estimated at $4.7.

Other Contingencies

        In connection with the sale of the Company’s Resort Operations in 1997, Vail assumed the obligation to repay, when due, certain indebtedness of Resort Operations consisting of the following: Series 1990 Sports Facilities Refunding Revenue Bonds in the aggregate principal amount of $19.0, bearing interest at rates ranging from 7.75% to 7.875% and maturing in installments in 2006 and 2008; and Series 1991 Sports Facilities Refunding Revenue Bonds in the aggregate principal amount of $1.5, bearing interest at 7.375% and maturing in 2010 (collectively, “Resort Operations Debt”). The Resort Operations Debt is guaranteed by Ralston Purina Company (Ralston). Pursuant to an Agreement and Plan of Reorganization signed when the Company was spun-off from Ralston in 1994, the Company agreed to indemnify Ralston for any liabilities associated with the guarantees. To facilitate the sale of the Company’s branded cereal business to General Mills in 1997, General Mills acquired the legal entity originally obligated to so indemnify Ralston. Pursuant to the Reorganization Agreement with General Mills, however, the Company has agreed to indemnify General Mills for any liabilities it may incur with respect to indemnifying Ralston relating to aforementioned guarantees. Presently, management believes there is not a significant likelihood that Vail will default on its repayment obligations with respect to the Resort Operations Debt.

NOTE 16 – PENSION AND OTHER POSTRETIREMENT BENEFITS

        The Company sponsors qualified and supplemental noncontributory defined benefit pension plans and other postretirement benefit plans for its employees. The following tables provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets over the two-year period ending September 30, 2003, and a statement of the funded status as of September 30 of both years.

	Pension Benefits		Other Benefits

	2003	2002	2003	2002

Change in benefit obligation
Benefit obligation at beginning of year	$ 138.2	$ 124.2	$ 27.7	$ 20.6
Service cost	5.4	4.8	.1	.1
Interest cost	9.1	8.8	1.8	1.4
Actuarial loss	20.7	6.2	1.6	7.7
Curtailment gain	(15.8)	-	-	-
Benefit payments	(6.1)	(5.8)	(1.4)	(2.1)

Benefit obligation at end of year	$ 151.5	$ 138.2	$ 29.8	$ 27.7

Change in fair value of plan assets
Fair value of plan assets at beginning of year	$ 99.6	$ 107.6	$-	$-
Actual return on plan assets	11.3	(2.3)	-	-
Employer contributions	10.1	.1	-	-
Benefit payments	(6.1)	(5.8)	-	-

Fair value of plan assets at end of year	$ 114.9	$ 99.6	$-	$-

Funded status	$ (36.6)	$ (38.6)	$ (29.8)	$ (27.7)
Unrecognized net actuarial loss	40.1	35.0	14.0	13.3
Unrecognized prior service cost	-	-	(.1)	(.2)
Unrecognized transition asset	(.1)	(.1)	-	-

Net amount recognized	$ 3.4	$ (3.7)	$ (15.9)	$ (14.6)

Amounts recognized
Accrued benefit liability	$ (32.0)	$ (22.2)	$ (15.9)	$ (14.6)
Accumulated other comprehensive income	35.4	18.5	-	-

Net amount recognized	$ 3.4	$ (3.7)	$ (15.9)	$ (14.6)

Weighted-average assumptions
as of September 30
Discount rate	6.00%	6.75%	6.00%	6.75%
Rate of compensation increase	4.75%	4.75%	N/A	N/A
Expected return on plan assets	9.00%	9.50%	N/A	N/A

        For September 30, 2003 measurement purposes, the assumed annual rate of increase in the future per capita cost of covered health care benefits was 11% for 2004, declining gradually to an ultimate rate of 5% for 2010 and beyond. For September 30, 2002 measurement purposes, the assumed annual rate of increase in the future per capita cost of covered health care benefits was 12% for 2003, declining gradually to an ultimate rate of 5% for 2010. A 1% change in assumed health care cost trend rates would result in a corresponding change in the accumulated postretirement benefit obligation at September 30, 2003 of approximately $2.8 and in the total service and interest cost components for fiscal 2003 of approximately $.2.

        In September 2003, Ralcorp’s Board of Directors approved management’s recommendation to modify the pension benefits to be provided under the Ralcorp Retirement Plan. Accordingly, no additional pension benefits will be earned by administrative employees as the result of additional service or pay increases after December 31, 2003. The resulting curtailment gain is shown above as a change in benefit obligation during 2003.

        The following table provides the components of net periodic benefit cost for the plans.

	Pension Benefits			Other Benefits

	2003	2002	2001	2003	2002	2001

Service cost	$ 5.4	$ 4.8	$ 4.0	$.1	$.1	$.1
Interest cost	9.1	8.8	8.3	1.8	1.4	1.3
Expected return on plan assets	(11.6)	(12.1)	(11.6)	-	-	-
Amortization of:
Net loss (gain)	.2	.1	(.8)	.8	.3	-
Prior service cost	-	.2	.3	-	-	-
Transition asset	(.1)	-	(.1)	-	-	-

Net periodic benefit cost	$ 3.0	$ 1.8	$.1	$ 2.7	$ 1.8	$ 1.4

        In addition to the above plans, the Company sponsors defined contribution [401(k)] plans under which the Company makes matching contributions. The costs of these plans were $3.5, $3.0, and $2.7 for the years ended September 30, 2003, 2002, and 2001, respectively. The Company contributed $.9 annually to multiemployer pension plans in fiscal 2003 and 2002.

NOTE 17 – SHAREHOLDERS’ EQUITY

        At September 30, 2003, 4,072,438 shares of the Company’s common stock were reserved under various employee incentive compensation and benefit plans.

        The Company has not issued any shares of preferred stock. The terms of any series of preferred stock (including but not limited to the dividend rate, voting rights, convertibility into other Company securities, and redemption) may be set by the Company’s Board of Directors.

        At September 30, 2003, accumulated other comprehensive loss included $22.5 in net minimum pension liability adjustments after taxes, partially offset by a $4.0 net gain on cash flow hedging instruments after taxes. At September 30, 2002, the respective amounts were $11.7 partially offset by $1.1.

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

NOTE 18 – STOCK-BASED COMPENSATION PLANS

        On January 31, 2002, the Company’s shareholders adopted the 2002 Incentive Stock Plan (Plan), which reserves shares to be used for various stock-based compensation awards and replaces the 1997 Incentive Stock Plan. The Plan provides that eligible employees may receive stock option awards and other stock awards payable in whole or part by the issuance of stock. At September 30, 2003, 1,475,734 shares were available for future awards under the Plan.

Stock Options

        Changes in nonqualified stock options outstanding are summarized in the following table.

	2003		2002		2001

	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price

Outstanding, beginning of year	2,387,800	$ 17.35	2,038,000	$ 15.22	1,597,500	$ 14.09
Granted	322,500	24.43	492,500	24.98	523,000	18.35
Exercised	(98,100)	14.57	(122,800)	13.02	(53,000)	12.00
Forfeited or expired	(15,500)	20.30	(19,900)	15.53	(29,500)	15.09

Outstanding, end of year	2,596,700	18.31	2,387,800	17.35	2,038,000	15.22

Exercisable, end of year	724,575	14.39	407,475	14.36	125,750	14.22

        Generally, options are exercisable beginning from three to nine years after date of grant and have a maximum term of ten years. The following table provides more information about options outstanding at September 30, 2003.

	Outstanding			Exercisable

Range of Exercise Prices	Shares Under Option	Weighted Average Remaining Life	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price

$12.00 - $15.00	884,450	3.35 years	$ 12.93	505,075	$ 13.14
$15.01 - $20.00	907,250	6.18 years	17.84	219,500	17.29
$20.01 - $25.00	321,500	8.96 years	23.89	-	-
$25.01 - $29.85	483,500	8.18 years	25.34	-	-

$12.00 - $29.85	2,596,700	5.93 years	18.31	724,575	14.39

        The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions and fair values for options granted each year were as follows:

	2003		2002		2001

Expected stock price volatility	36.21%		37.16%		39.03%
Risk-free interest rate	3.52%		4.70%		4.97%
Expected option life	7	.09 yrs	7	.25 yrs	6	.93 yrs
Fair value (per share)	$10.94		$12.14		$9.12

Restricted Stock Awards

        The Company granted restricted stock awards of 2,000, 2,155, and 1,795 shares during fiscal 2003, 2002, and 2001, respectively, to the Chairman of the Board. These shares may not be sold, pledged, transferred or disposed of except upon the recipient’s death, voluntary termination or retirement, or termination due to expiration of the recipient’s term without re-election to a subsequent term. The weighted average grant date fair value of the awards was $25.00 per share in 2003, $23.20 per share in 2002, and $16.25 per share in 2001.

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

        Matching contributions related to these three deferred compensation plans resulted in additional annual compensation expense of approximately $.1 for fiscal 2003, 2002, and 2001. Market adjustments to the liability and investment related to these plans resulted in pretax expense of $.9, $.6, and $1.9 for fiscal 2003, 2002, and 2001, respectively.

NOTE 19 – SEGMENT INFORMATION

        The Company’s operating segments offer different products and services and are managed separately. These operating segments have been aggregated to present the Company’s reportable segments – Cereals, Crackers & Cookies; Dressings, Syrups, Jellies & Sauces; and Snack Nuts & Candy. The Company evaluates segment performance based on profit or loss from operations before income taxes, interest, restructuring charges, and other unallocated corporate expenses.

        The accounting policies of the segments are the same as those described in Note 1. The Company’s revenues were primarily generated by sales within the United States; foreign sales were immaterial. There were no material intersegment revenues. In fiscal 2003, one customer accounted for $186.5, or approximately 14%, of total net sales. Each of the segments sells products to this major customer.

        The table below presents information about reportable segments as of and for the years ended September 30. Note that “Additions to property and intangibles” excludes additions through business acquisitions (see Note 2).

	2003	2002	2001

Net sales
Cereals	$ 316.7	$ 312.5	$ 310.6
Crackers & Cookies	397.6	343.5	264.6
Dressings, Syrups, Jellies & Sauces	405.8	451.5	420.5
Snack Nuts & Candy	183.5	172.8	182.3

Total	$ 1,303.6	$ 1,280.3	$ 1,178.0

Profit contribution
Cereals, Crackers & Cookies	$ 76.9	$ 70.1	$ 58.4
Dressings, Syrups, Jellies & Sauces	8.0	13.5	7.6
Snack Nuts & Candy	22.8	20.6	15.9

Total segment profit contribution	107.7	104.2	81.9
Accelerated depreciation related to restructuring	(3.0)	-	-
Interest expense, net	(3.3)	(5.9)	(15.9)
Goodwill impairment loss	(59.0)	-	-
Restructuring charges	(14.3)	-	(2.6)
Litigation settlement income	14.6	1.6	-
Merger termination fee	-	-	4.2
Other unallocated corporate expenses	(18.0)	(14.6)	(9.5)

Earnings before income taxes and equity earnings	$ 24.7	$ 85.3	$ 58.1

Additions to property and intangibles
Cereals, Crackers & Cookies	$ 19.2	$ 13.5	$ 14.2
Dressings, Syrups, Jellies & Sauces	10.2	13.9	14.9
Snack Nuts & Candy	1.3	1.3	1.1
Corporate	5.4	.4	5.5

Total	$ 36.1	$ 29.1	$ 35.7

Depreciation and amortization
Cereals, Crackers & Cookies	$ 24.3	$ 24.0	$ 25.5
Dressings, Syrups, Jellies & Sauces	8.5	8.7	11.0
Snack Nuts & Candy	2.3	2.3	4.6
Corporate	3.6	.8	.5

Total	$ 38.7	$ 35.8	$ 41.6

Assets, end of year
Cereals, Crackers & Cookies	$ 331.9	$ 337.1	$ 295.2
Dressings, Syrups, Jellies & Sauces	168.8	261.2	273.8
Snack Nuts & Candy	101.2	98.1	104.0
Investment in Ralcorp Receivables Corporation	52.4	29.7	41.0
Investment in Vail Resorts, Inc.	80.1	80.8	81.9
Other unallocated corporate assets	59.9	25.6	22.0

Total	$ 794.3	$ 832.5	$ 817.9

NOTE 20 – QUARTERLY FINANCIAL DATA (UNAUDITED)

        The results for any single quarter are not necessarily indicative of the Company’s results for any other quarter or the full year. Due to the Company’s equity interest in Vail (see Note 7), which typically yields more than the entire year’s equity income during the Company’s second and third fiscal quarters, net earnings of the Company are seasonal. In addition certain aspects of the Company’s operations, especially in the Snack Nuts & Candy segment, are somewhat seasonal with a higher percentage of sales and operating profits expected to be recorded in the first and fourth fiscal quarters.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year

Fiscal 2003
Net sales	$ 348.3	$ 314.4	$ 311.5	$ 329.4	$ 1,303.6
Gross profit	68.5	60.5	62.5	66.5	258.0
Net earnings	13.3	16.8	16.0	(38.7)	7.4
Diluted earnings per share	.44	.57	.54	(1.34)	.25
Market price per share - high	25.40	27.79	27.55	29.85	29.85
Market price per share - low	19.43	24.00	24.43	24.81	19.43

Fiscal 2002
Net sales	$ 325.1	$ 313.5	$ 314.9	$ 326.8	$ 1,280.3
Gross profit	65.9	60.4	63.4	63.0	252.7
Net earnings	12.8	14.6	18.1	8.3	53.8
Diluted earnings per share	.42	.48	.59	.25	1.77
Market price per share - high	24.30	28.24	31.25	31.80	31.80
Market price per share - low	18.93	22.40	25.62	20.70	18.93

NOTE 21 – SUBSEQUENT EVENT

        On December 3, 2003, the Company completed the acquisition of Bakery Chef, Inc., for $287.5 in cash. Bakery Chef is a leading manufacturer of frozen griddle products (pancakes, waffles and French toast) and other frozen pre-baked products. This acquisition provides a platform for increasing Ralcorp’s existing access to the food service channel and allows entry into the frozen food segment. Bakery Chef operates five manufacturing facilities, employs approximately 800 people, and had net sales of $165 for the year ended December 31, 2002. Ralcorp financed the acquisition primarily through borrowings under its existing $275 revolving credit facility. The allocation of the purchase price to the acquired assets and liabilities has not yet been completed.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not applicable.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information regarding directors under the headings “ELECTION OF DIRECTORS,” “INFORMATION ABOUT RALCORP’S BOARD OF DIRECTORS,” “BOARD GOVERNANCE,” and “OTHER MATTERS – Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Notice of Annual Meeting and Proxy Statement (to be filed) is hereby incorporated by reference. Information regarding Executive Officers of the Company is included under Item 4A of Part I.

ITEM 11.  EXECUTIVE COMPENSATION

        Information appearing under the heading “EXECUTIVE COMPENSATION” and the remuneration information under the heading “DIRECTOR COMPENSATION” in the Company’s Notice of Annual Meeting and Proxy Statement (to be filed) are hereby incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The discussion of the security ownership of certain beneficial owners and management appearing under the heading “STOCK OWNERSHIP INFORMATION” and “EQUITY COMPENSATION PLAN INFORMATION” in the Company’s Notice of Annual Meeting and Proxy Statement (to be filed) is hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Information appearing under the headings “COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION” and “OTHER RELATIONSHIPS INVOLVING DIRECTORS, OFFICERS, OR THEIR ASSOCIATES” of the Company’s Notice of Annual Meeting and Proxy Statement (to be filed) is hereby incorporated by reference.

ITEM 14.  CONTROLS AND PROCEDURES

(a)

The Company maintains systems of internal controls with respect to gathering, analyzing and disclosing all information required to be disclosed in this report. Within the ninety days preceding the filing of this report, the Company completed an evaluation, under the supervision and with the participation of the Co-Chief Executive Officers and Presidents and the Corporate Vice President and Controller, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon the review, such officers concluded that the design and operation of disclosure controls effectively alerted management to material information regarding the Company and required to be filed in this report.

(b)	There have been no significant changes in the Company’s internal controls or other factors that could significantly affect those controls since their review was completed.

ITEM 15.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information under the heading “OTHER MATTERS – Independent Public Accountants” and “OTHER MATTERS – Fees Paid To PricewaterhouseCoopers LLC” in the Company’s Notice of Annual Meeting and Proxy Statement (to be filed) is hereby incorporated by reference.

PART IV

ITEM 16.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)           Documents filed with this report:

1.	Financial Statements. The following financial statements are filed as a part of this document under Item 8.

-Report of Independent Accountants
-Consolidated Statement of Earnings for years ended September 30, 2003, 2002 and 2001
-Consolidated Balance Sheet at September 30, 2003 and 2002
-Consolidated Statement of Cash Flows for years ended September 30, 2003, 2002 and 2001
-Consolidated Statement of Shareholders’ Equity for the three years ended September 30, 2003
-Notes to Consolidated Financial Statements

2.

Financial Statement Schedules. None. Schedules not included have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto. Financial statements of the Registrant’s 50% or less owned companies have been omitted because, in the aggregate, they are not significant.

3.

Exhibits. See the Exhibit Index that appears at the end of this document and which is incorporated herein. Exhibits 10.14 through 10.45 and Exhibit 10.47 are management compensation plans or arrangements.

(b)	Reports on Form 8-K. The Company filed the following reports on Form 8-K during the last quarter of the fiscal year:

Form 8-K filed July 29, 2003 relating to a press release dated July 29, 2003 announcing fiscal 2003 third quarter earnings.

Form 8-K filed September 18, 2003 relating to a press release dated September 18, 2003 announcing the retirement of its Chief Executive Officer and President, Joe R. Micheletto, and the appointment of his successors.

Form 8-K filed September 18, 2003 relating to a press release dated September 18, 2003 announcing the retirement of its General Counsel and Secretary, Robert W. Lockwood, and the appointment of his successor.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Ralcorp Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RALCORP HOLDINGS, INC.

By: /s/ KEVIN J. HUNT	/s/ DAVID P. SKARIE
Kevin J. Hunt Co-Chief Executive Officer and President	David P. Skarie Co-Chief Executive Officer and President

December 4, 2003

        KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints C. G. Huber and T. G. Granneman and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resolution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ KEVIN J. HUNT	Co-Chief Executive Officer and President	December 4, 2003
Kevin J. Hunt	(Principal Executive Officer)

/s/ DAVID P. SKARIE	Co-Chief Executive Officer and President	December 4, 2003
David P. Skarie	(Principal Executive Officer)

/s/ THOMAS G. GRANNEMAN	Corporate Vice President and	December 4, 2003
Thomas G. Granneman	Controller (Principal Accounting Officer)

/s/ DAVID R. BANKS	Director	December 4, 2003
David R. Banks

/s/ JACK W. GOODALL	Director	December 4, 2003
Jack W. Goodall

/s/ M. DARRELL INGRAM	Director	December 4, 2003
M. Darrell Ingram

/s/ DAVID W. KEMPER	Director	December 4, 2003
David W. Kemper

/s/ JOE R. MICHELETTO	Director	December 4, 2003
Joe R. Micheletto

/s/ RICHARD A. LIDDY	Director	December 4, 2003
Richard A. Liddy

/s/ WILLIAM P. STIRITZ	Director	December 4, 2003
William P. Stiritz

EXHIBIT INDEX

Exhibit Number	Description of Exhibit
*3.1	Restated Articles of Incorporation of Ralcorp Holdings, Inc. (Filed as Exhibit 3.1 to the Company’s Form 10-Q for the period ending December 31, 1996).

*3.2	Bylaws of Ralcorp Holdings, Inc. (Filed as Exhibit 3.2 to the Company’s Form 10-K for the year ending September 30, 2002).

*4.1	Shareholder Protection Rights Agreement (Filed as Exhibit 4.1 to the Company’s Registration Statement on Form 10 dated December 27, 1996).

*4.2	First Amendment to Shareholder Rights Protection Plan (Filed as Exhibit 4 to the Company’s Form 10-Q for the period ending June 30, 1997).

*10.1	$275,000,000 Credit Agreement among Ralcorp Holdings, Inc., the lenders named therein, and Bank One, N.A., as Agent, dated as of October 16, 2001 (Filed as Exhibit 10.1 to the Company’s Form 10-K for the year ending September 30, 2001).

*10.2	Reorganization Agreement dated as of January 31, 1997 by and among Ralcorp Holdings, Inc., New Ralcorp Holdings, Inc., Ralston Foods, Inc., Chex, Inc. and General Mills, Inc. (Filed as Exhibit 10.2 to the Company’s Form 10-Q for the period ending December 31, 1997).

*10.3	Tax Sharing Agreement dated as of January 31, 1997 between Ralcorp Holdings, Inc. and New Ralcorp Holdings, Inc. (Filed as Exhibit 10.5 to the Company’s Form 10-Q for the period ending December 31, 1996).

*10.4	Receivables Purchase Agreement dated as of September 25, 2001 among Ralcorp Receivables Corporation, Ralcorp Holdings, Inc., Falcon Asset Securitization Corporation and Bank One, N.A. (Filed as Exhibit 10.4 to the Company’s Form 10-K for the year ending September 30, 2001).

*10.4.1	Amendment No. 1 to Receivables Purchase Agreement dated as of September 25, 2001 among Ralcorp Receivables Corporation, Ralcorp Holdings, Inc., Falcon Asset Securitization Corporation and Bank One, N.A. (Filed as Exhibit 10.4.1 to the Company’s Form 10-K for the year ending September 30, 2002).

*10.5	Technology Agreement dated as of January 31, 1997 by and among Ralcorp Holdings, Inc., New Ralcorp Holdings, Inc. and Chex, Inc. (Filed as Exhibit 10.4 to the Company’s Form 10-Q for the period ending December 31, 1996).

*10.6	Trademark Agreement dated as of January 31, 1997 by and among Ralcorp Holdings, Inc., New Ralcorp Holdings, Inc. and Chex, Inc. (Filed as Exhibit 10.3 to the Company’s Form 10-Q for the period ending December 31, 1996).

*10.7	Agreement and Plan of Merger dated as of August 13, 1996 by and among Ralcorp Holdings, Inc., General Mills, Inc. and General Mills Missouri, Inc. (Filed as Exhibit 2.6 to the Company’s Form 10-Q for the period ending December 31, 1996).

*10.8	Stock Purchase Agreement by and among Vail Resorts, Inc., Ralston Foods, Inc. and Ralston Resorts, Inc. dated July 22, 1996 (Filed as Exhibit 10.10 to the Company’s Registration Statement on Form 10, dated December 27, 1996).

*10.9	Shareholder Agreement dated as of January 3, 1997 among Vail Resorts, Inc., Ralston Foods, Inc. and Apollo Ski Partners L.P. (Filed as Exhibit 10.9 to the Company’s Form 10-Q for the period ending December 31, 1996).

*10.10	First Amendment to Shareholder Agreement dated as of November 1, 1999 among Vail Resorts, Inc., Ralcorp Holdings, Inc. and Apollo Ski Partners LP. (Filed as Exhibit 10.9(a) to the Company’s Form 10-K for the year ending September 30, 2000).

*10.11	Amendment to Agreement and Plan of Merger dated October 26, 1996 by and among Ralcorp Holdings, Inc., General Mills, Inc. and General Mills Missouri, Inc. (Filed as Exhibit 10.11 to the Company’s Form 10-K for the period ending September 30, 1997).
46
Exhibit Number	Description of Exhibit
*10.12	Second Amendment to Agreement and Plan of Merger dated January 29, 1997 by and among Ralcorp Holdings, Inc., General Mills, Inc., and General Mills Missouri, Inc. (Filed as Exhibit 10.7 to the Company’s Form 10-Q for the period ending December 31, 1996).

*10.13	Third Amendment to Agreement and Plan of Merger dated January 31, 1997 by and among Ralcorp Holdings, Inc., General Mills, Inc. and General Mills Missouri, Inc. (Filed as Exhibit 10.8 to the Company’s Form 10-Q for the period ending December 31, 1996).

*10.14	Incentive Stock Plan (Filed as Exhibit 10.01 to the Company’s Registration Statement on Form 10 dated December 27, 1996).

*10.15	Form of 1997 Non-Qualified Stock Option Agreement (Filed as Exhibit 10.01 to the Company’s Form 10-Q for the period ending June 30, 1997).

*10.16	Form of 1997 Non-Qualified Stock Option Agreement for Non-Management Directors (Filed as Exhibit 10.01 to the Company’s Form 10-Q for the period ending June 30, 1997).

*10.17	Form of Amended and Restated Management Continuity Agreement for all Corporate Officers (Filed as Exhibit 10.17 to the Company’s Form 10-K for the year ending September 30, 2001).

*10.18	Amended and Restated Management Continuity Agreement for J. R. Micheletto (Filed as Exhibit 10.18 to the Company’s Form 10-K for the year ending September 30, 2001).

*10.19	Summary of Terms for 1998 Non-Qualified Stock Options (Filed as Exhibit 10.23 to the Company’s Form 10-K for the year ending September 30, 1998).

*10.20	Split Dollar Second to Die Life Insurance Arrangement (Filed as Exhibit 10.07 to the Company’s Registration Statement on Form 10 dated December 27, 1996).

*10.21	Change in Control Severance Compensation Plan (Filed as Exhibit 10.06 to the Company’s Registration Statement on Form 10 dated December 27, 1996).

*10.22	Deferred Compensation Plan for Non-Management Directors (Filed as Exhibit 10.22 to the Company’s Form 10-K for the year ending September 30, 2002).

*10.23	Deferred Compensation Plan for Key Employees (Filed as Exhibit 10.23 to the Company’s Form 10-K for the year ending September 30, 2002).

*10.24	Executive Life Insurance Plan (Filed as Exhibit 10.10 to the Company’s Registration statement on Form 10 dated December 27, 1996).

*10.25	Executive Health Plan (Filed as Exhibit 10.11 to the Company’s Registration Statement on Form 10 dated December 27, 1996).

*10.26	Executive Long Term Disability Plan (Filed as Exhibit 10.12 to the Company’s Registration Statement on Form 10 dated December 27, 1996).

*10.27	Supplemental Retirement Plan (Filed as Exhibit 10.14 to the Company’s Registration Statement on Form 10 dated December 27, 1996).

*10.28	Executive Savings Investment Plan (Filed as Exhibit 10.28 to the Company’s Form 10-K for the year ending September 30, 2002).

*10.29	Form of Indemnification Agreement for all Non-Management Directors of the Company (Filed as Exhibit 10.35 to the Company’s Form 10-K for the year ending September 30, 1999).

*10.30	Form of Indemnification AgreemenT for all Management Directors of the Company (Filed as Exhibit 10.36 to the Company’s Form 10-K for the year ending September 30, 1999).

*10.31	Form of Indemnification Agreement for all Corporate Officers who are not Directors of the Company (Filed as Exhibit 10.37 to the Company’s Form 10-K for the year ending September 30, 1999).
47
Exhibit Number	Description of Exhibit
*10.32	Summary of Terms of 1999 Non-Qualified Stock Options (Filed as Exhibit 10.38 to the Company’s Form 10-K for the year ending September 30, 1999).

*10.33	Summary of Terms of 2001 Non-Qualified Stock Options (Filed as Exhibit 10.33 to the Company’s Form 10-K for the year ending September 30, 2001).

*10.34	Form of Non-Qualified Stock Option Agreement dated May 24, 2001 for each non-management Director (Filed as Exhibit 10.34 to the Company’s Form 10-K for the year ending September 30, 2001).

*10.35	Form of Non-Qualified Stock Option Agreement dated September 27, 2001 for each non-management Director (Filed as Exhibit 10.35 to the Company’s Form 10-K for the year ending September 30, 2001).

*10.36	Restricted Stock Award Agreement dated May 24, 2001 with William P. Stiritz (Filed as Exhibit 10.36 to the Company’s Form 10-K for the period ending September 30, 2001).

*10.37	Agreement between Ralcorp Holdings, Inc. and J. R. Micheletto dated May 23, 2002 (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the period ending June 30, 2002).

*10.38	Ralcorp Holdings, Inc. 2002 Incentive Stock Plan (Filed as Exhibit 10.38 to the Company’s Form 10-K for the period ending September 30, 2002).

*10.39	2002 Restricted Stock Award Agreement with William P. Stiritz granted January 2, 2002 (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the period ending March 31, 2002).

*10.40	Form of 2002 Non-Qualified Stock Option Agreement (Filed as Exhibit 10.2 to the Company’s Form 10-Q for the period ending March 31, 2002).

*10.41	Form of 2002 Non-Qualified Stock Option Agreement for non-management Directors (Filed as Exhibit 10.41 to the Company’s Form 10-K for the period ending September 30, 2002).

10.42	2003 Restricted Stock Award Agreement with William P. Stiritz.

10.43	Form of 2003 Non-Qualified Stock Option Agreement.

10.44	Form of 2003 Non-Qualified Stock Option Agreement for non-management Directors.

*10.45	Corrected Agreement between Ralcorp Holdings, Inc. and J. R. Micheletto dated May 23, 2002 (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the period ending December 31, 2002).

*10.46	Floating Rate Senior Notes, Series A, due May 22, 2010 Note Purchase Agreement (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the period ending June 30, 2003).

10.47	Retirement Agreement and General Release between Ralcorp Holdings, Inc. and R. W. Lockwood dated September 30, 2003.

21	Subsidiaries of the Company.

23	Consent of PricewaterhouseCoopers LLP.

*24	Power of Attorney (Included under Signatures).

31.1	Certification of Kevin J. Hunt.

31.2	Certification of David P. Skarie.

31.3	Certification of Thomas G. Granneman.

32	Certification pursuant to 18 U.S.C. Section 1350 of Kevin J. Hunt, David P. Skarie, and Thomas G. Granneman.

* Incorporated by reference