Form 10-Q
period 2003-12-31
RALCORP HOLDINGS INC /MO
filed 2004-02-17
CIK 1029506

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b-2 of the Exchange Act). Yes (x) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at
par value $.01 per share	February 12, 2004
29,084,835

RALCORP HOLDINGS, INC.

INDEX

		PAGE

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Statement of Earnings	1

	Condensed Consolidated Statement of Comprehensive Income	1

	Condensed Consolidated Balance Sheet	2

	Condensed Consolidated Statement of Cash Flows	3

	Notes to Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15

Item 4.	Controls and Procedures	15

PART II.	OTHER INFORMATION

Item 5.	Other Information	16

Item 6.	Exhibits and Reports on Form 8-K	16

(i)

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

RALCORP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF EARNINGS (Unaudited)
(Dollars in millions except per share data)

	Three Months Ended
	December 31,
	2003	2002
Net Sales	$362.5	$348.3
Cost of products sold	(291.9)	(279.8)
Gross Profit	70.6	68.5
Selling, general and administrative expenses	(45.0)	(40.2)
Interest expense, net	(1.7)	(1.1)
Restructuring charges	(.3)	(7.2)
Litigation settlement income	-	5.7
Earnings before Income Taxes
and Equity Earnings	23.6	25.7
Income taxes	(8.6)	(9.2)
Earnings before Equity Earnings	15.0	16.5
Equity in loss of Vail Resorts, Inc.,
net of related deferred income taxes	(3.3)	(3.2)
Net Earnings	$11.7	$13.3

Earnings per Share
Basic	$.41	$.45
Diluted	$.39	$.44
See accompanying Notes to Condensed Consolidated Financial Statements.

RALCORP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in millions)

	Three Months Ended
	December 31,
	2003	2002

Net Earnings	$11.7	$13.3
Other comprehensive income (loss)	.9	(.7 )
Comprehensive Income	$ 12.6	$ 12.6

See accompanying Notes to Condensed Consolidated Financial Statements.

RALCORP HOLDINGS INC.
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
(Dollars in millions)

	Dec. 31,	Sep. 30,
	2003	2003
Assets
Current Assets
Cash and cash equivalents	$28.5	$29.0
Investment in Ralcorp Receivables Corporation	42.5	52.4
Receivables, net	21.7	10.9
Inventories	159.3	145.7
Deferred income taxes	2.7	2.9
Prepaid expenses and other current assets	4.3	3.0

Total Current Assets	259.0	243.9
Investment in Vail Resorts, Inc.	75.1	80.1
Property, Net	332.3	265.3
Goodwill	399.1	177.6
Other Intangible Assets, Net	15.4	15.7
Other Assets	13.3	11.7

Total Assets	$1,094.2	$794.3

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$75.0	$85.1
Other current liabilities	57.1	45.6

Total Current Liabilities	132.1	130.7
Long-term Debt	425.9	155.9
Deferred Income Taxes	32.3	20.0
Other Liabilities	77.7	75.0

Total Liabilities	668.0	381.6

Shareholders' Equity
Common stock	.3	.3
Capital in excess of par value	114.3	114.1
Retained earnings	405.5	393.8
Common stock in treasury, at cost	(76.2)	(76.9)
Unearned portion of restricted stock	(.1)	(.1)
Accumulated other comprehensive loss	(17.6)	(18.5)

Total Shareholders' Equity	426.2	412.7

Total Liabilities and Shareholders' Equity	$1,094.2	$794.3

See accompanying Notes to Condensed Consolidated Financial Statements.

RALCORP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(Dollars in millions)

	Three Months Ended
	December 31,
	2003	2002
Cash Flows from Operating Activities
Net earnings	$11.7	$13.3
Adjustments to reconcile net earnings to net
cash flow provided by operating activities:
Depreciation and amortization	9.9	10.9
Impairment and loss on sale of business	-	5.0
Equity in loss of Vail Resorts, Inc.	5.0	4.9
Deferred income taxes	(2.2)	(4.8)
Sale of receivables, net	5.4	4.4
Changes in current assets and liabilities, net	(9.3)	26.6
Other, net	3.5	-
Net Cash Provided by Operating Activities	24.0	60.3
Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	(287.2)	-
Additions to property and intangible assets	(8.0)	(6.2)
Proceeds from sale of property	-	2.4
Net Cash Used by Investing Activities	(295.2)	(3.8)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	270.0	-
Net repayments under credit arrangements	-	(25.2)
Purchase of treasury stock	-	(27.8)
Proceeds from exercise of stock options	.7	.1
Net Cash Provided (Used) by Financing Activities	270.7	(52.9)

Net Increase (Decrease) in Cash and Cash Equivalents	(.5)	3.6
Cash and Cash Equivalents, Beginning of Period	29.0	3.2
Cash and Cash Equivalents, End of Period	$ 28.5	$ 6.8

See accompanying Notes to Condensed Consolidated Financial Statements.

RALCORP HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions except per share data)

NOTE 1 – PRESENTATION OF CONDENSED FINANCIAL STATEMENTS

The accompanying unaudited historical financial statements of the Company have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods presented. All such adjustments are of a normal recurring nature. Operating results for the periods presented are not necessarily indicative of the results for the full year. Certain prior year amounts have been reclassified to conform with the current year’s presentation. These statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended September 30, 2003.

NOTE 2 – RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2003, the Financial Accounting Standards Board revised Statement of Financial Accounting Standards No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The revision modifies the disclosure requirements for annual financial statements and adds disclosure requirements for interim financial statements. The revised statement will be effective for Ralcorp beginning with its financial statements for the quarter ending March 31, 2004.

NOTE 3 – ACQUISITION

On December 3, 2003, the Company completed the purchase of 100 percent of the stock of Value Added Bakery Holding Company, also known as Bakery Chef. Bakery Chef is a leading manufacturer of frozen griddle products (pancakes, waffles, and French toast) and pre-baked biscuits and breads. The acquisition provides a platform for increasing Ralcorp’s existing access to the food service channel and allows entry into the frozen food segment.

Through December 31, 2003, Ralcorp paid a total of $287.3 related to the acquisition, including amounts paid to the former owners and holders of Bakery Chef’s outstanding indebtedness, as well as investment advisory fees, legal fees, and other related costs. During the second quarter, Ralcorp will pay an additional amount (expected to be less than $3.0) representing a final net asset settlement. Based on a preliminary allocation of the acquisition cost to assets acquired and liabilities assumed, the Company recorded $221.5 to goodwill as of December 31, 2003. That allocation is subject to change pending the completion of appraisals, analyses, and other tasks necessary to determine the fair values of those assets and liabilities. The Company plans to finalize the allocation by the end of the second quarter.

Ralcorp’s consolidated financial statements include Bakery Chef’s results of operations since the acquisition date, reported as the “Frozen Pancakes, Biscuits & Breads” segment. The following pro forma information discloses Ralcorp’s results of operations as though the business combination had been completed as of the beginning of each period presented. These pro forma results do not necessarily reflect the actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations. They include an assumed allocation of $80 of the acquisition cost to intangibles subject to amortization with an assumed useful life of fifteen years, although nothing has been allocated to such intangibles as of December 31, 2003.

	Three Months Ended
	December 31,

	2003	2002

Net sales	$ 394.0	$ 391.9
Net earnings	13.2	15.9
Basic earnings per share	.46	.53
Diluted earnings per share	.44	.52

NOTE 4 – STOCK-BASED COMPENSATION

Stock-based compensation is recognized using the intrinsic value method. Accordingly, no compensation expense has been recognized for the stock options granted since the exercise price was equal to the fair market value of the shares at the grant date. If the Company had used the fair value method, net earnings and earnings per share would have been reduced as shown in the following table.

	Three Months Ended
	December 31,

	2003	2002

Net earnings, as reported	$11.7	$13.3
Deduct: Total stock-based employee
compensation expense determined
under fair value based method,
net of related tax effect	(.6 )	(.6 )

Pro forma net earnings	$ 11.1	$ 12.7

Earnings per share:
Basic - as reported	$.41	$.45
Basic - pro forma	$.38	$.43

Diluted - as reported	$.39	$.44
Diluted - pro forma	$.37	$.42

NOTE 5 – RESTRUCTURING CHARGES

In the quarter ended March 31, 2003, Ralcorp announced its plans to close its in-store bakery (ISB) facility in Kent, WA, part of the Cereals, Crackers & Cookies segment, and transfer production to a new ISB plant located in Utah. The Company is also in the process of transferring production from two other ISB facilities located near the new plant and expects to complete the project by April of 2004. The following table details the amount included in “Restructuring charges” for the first quarter of fiscal 2004, the cumulative amount incurred through December 31, 2003, and the cumulative amount expected to be incurred through project completion. All other costs associated with this project are charged to operating expenses as incurred or capitalized, as appropriate.

	Three Months	Cumulative	Expected
	Ended	Through	Cumulative
	Dec. 31, 2003	Dec. 31, 2003	Total

Removal and relocation of equipment	$ .1	$ 1.4	$ 1.9
Write-off of abandoned property	.2	.4	.4
Operating lease termination costs	-	1.2	1.2
Employee termination benefits	-	.2	.2

	$ .3	$ 3.2	$ 3.7

In the quarter ended December 31, 2002, the Company finalized its plans to reduce operations at its Streator, IL facility and transfer production of all product lines except peanut butter to other Dressings, Syrups, Jellies & Sauces locations. By the end of that quarter, related charges totaling $.9 were recorded and included in “Restructuring charges” on the statement of earnings. This project was completed in the third quarter of fiscal 2003 with total charges of $1.4.

Also in the quarter ended December 31, 2002, the Company sold its ketchup business, including certain equipment and inventory, and recorded a net loss on the sale of $1.3 (adjusted to $1.4 in the third quarter). Further, management determined that the resulting reduced cash flows from its tomato paste business, which had supplied the Company’s ketchup production, was less than the carrying value of its paste production facility located near Williams, CA. Accordingly, the fair value of the related fixed assets as of December 31, 2002, was assessed based on a preliminary market quote, resulting in an impairment charge of $5.0. Both of these charges are included in “Restructuring charges” on the statement of earnings. The ketchup and paste operations were both part of the Dressings, Syrups, Jellies & Sauces segment.

NOTE 6 – LITIGATION SETTLEMENT INCOME

During the three months ended December 31, 2002, the Company received payments in partial settlement of its claims related to vitamin antitrust litigation. These payments are shown net of related expenses as “Litigation settlement income” on the statement of earnings.

NOTE 7 – EARNINGS PER SHARE

The weighted-average shares outstanding for basic and diluted earnings per share were as follows (in thousands):

	Three Months Ended
	December 31,
	2003	2002
Weighted Average Shares
for Basic Earnings per Share	28,945	29,833
Dilutive effect of:
Stock options	615	390
Restricted stock awards	3	1
Deferred compensation awards	139	96

Weighted Average Shares
for Diluted Earnings per Share	29,702	30,320

Certain stock options were outstanding during the three months ended December 31, 2003 and 2002, but were not included in the computation of diluted earnings per share because they were antidilutive since the options’ exercise price was greater than the average market price of the common shares. Options to purchase 22,500 shares of common stock at $29.85 per share were excluded in the first quarter of fiscal 2004. Options to purchase 461,500 shares of common stock at $25.09 per share, 4,500 shares at $25.23 per share, and 4,000 shares at $28.15 per share were excluded in the first quarter of fiscal 2003.

NOTE 8 – SALE OF RECEIVABLES

On September 24, 2001, the Company entered into a three-year agreement to sell, on an ongoing basis, all of its trade accounts receivable to a wholly owned, bankruptcy-remote subsidiary named Ralcorp Receivables Corporation (RRC), which in turn sells the receivables to a bank commercial paper conduit. RRC is a qualifying special purpose entity under FAS 140 and the sale of Ralcorp receivables to RRC is considered a true sale for accounting, tax and legal purposes. As of December 31, 2003, the outstanding balance of receivables (net of an allowance for doubtful accounts) sold to RRC was $82.1 and proceeds received were $39.6, resulting in a subordinated retained interest of $42.5 reflected on the Company’s consolidated balance sheet as an “Investment in Ralcorp Receivables Corporation.” As of September 30, 2003, net receivables sold were $86.6 and proceeds received were $34.2, resulting in a subordinated retained interest of $52.4. Discounts related to the sale of receivables totaled $.1 and $.2 in the three months ended December 31, 2003 and 2002, respectively, and are included on the statement of earnings in selling, general and administrative expenses.

NOTE 9 – INVENTORIES consisted of:

	Dec. 31,	Sep. 30,
	2003	2003
Raw materials and supplies	$69.4	$62.2
Finished products	92.2	85.4

	161.6	147.6
Allowance for obsolete inventory	(2.3)	(1.9)

	$159.3	$145.7

NOTE 10 - PROPERTY, NET consisted of:

	Dec. 31,	Sep. 30,
	2003	2003

Property at cost	$559.8	$484.7
Accumulated depreciation	(227.5)	(219.4)

	$332.3	$265.3

NOTE 11 - OTHER INTANGIBLE ASSETS, NET consisted of:

	Dec. 31,	Sep. 30,
	2003	2003

Computer software	$27.4	$26.7
Trademark	9.0	9.0

	36.4	35.7
Accumulated amortization	(21.0)	(20.0)

	$15.4	$15.7

Amortization expense related to these assets was $1.0 and $.8 during the three months ended December 31, 2003 and 2002, respectively.

NOTE 12 – LONG-TERM DEBT consisted of:

	December 31, 2003		September 30, 2003

	Balance	Rate	Balance	Rate

Floating Rate Senior Notes, Series A	$ 150.0	2.020%	$ 150.0	1.980%
Fixed Rate Senior Notes, Series B	145.0	4.240%	-	n/a
Fixed Rate Senior Notes, Series C	50.0	5.430%	-	n/a
Fixed Rate Senior Notes, Series D	75.0	4.760%	-	n/a
Industrial Development Revenue Bond	5.6	1.100%	5.6	0.990%
Other	.3	Various	.3	Various

	$ 425.9		$ 155.9

On December 22, 2003, the Company issued Fixed Rate Senior Notes, Series B, Series C and Series D, totaling $270.0. Series B comprises $145.0 of 4.24% notes due December 2010 with annual amortization of principal beginning December 2006. Series C comprises $50.0 of 5.43% notes due December 2013 with bullet maturity. Series D comprises $75.0 of 4.76% notes due December 2013 with annual amortization of principal beginning in December 2007. The proceeds from the debt issuances were used to reduce borrowings under the Company’s existing financing arrangements (which had been used to fund the acquisition of Bakery Chef) and for general corporate purposes. The note agreements contain certain representations, warranties, covenants, and conditions customary to agreements of this nature. The covenants include requirements that debt not exceed 3.5 times EBITDA (defined generally as net earnings plus interest expense, taxes, depreciation, and amortization) and that adjusted net worth remain above a certain minimum amount. If these covenants are violated and cannot be remedied within the 30 days allowed, the noteholders may choose to declare any outstanding notes to be immediately due and payable.

As of December 31, 2003, aggregate maturities of long-term debt are as follows:

Fiscal 2004	$ -
Fiscal 2005	5.9
Fiscal 2006	-
Fiscal 2007	29.0
Fiscal 2008	39.7
Thereafter	351.3

$ 425.9

NOTE 13 – SEGMENT INFORMATION

The following tables present information about the Company’s reportable segments. Management evaluates each segment’s performance based on its profit contribution, which is profit or loss from operations before income taxes, interest, costs related to restructuring activities, and other unallocated corporate income and expenses.

	Three Months Ended
	December 31,

	2003	2002

Net Sales
Cereals	$83.5	$83.9
Crackers & Cookies	99.3	101.6
Dressings, Syrups, Jellies & Sauces	95.6	103.5
Snack Nuts & Candy	70.9	59.3
Frozen Pancakes, Biscuits & Breads	13.2	-

Total	$362.5	$348.3

Profit Contribution
Cereals, Crackers & Cookies	$19.9	$23.1
Dressings, Syrups, Jellies & Sauces	2.9	.9
Snack Nuts & Candy	5.4	9.6
Frozen Pancakes, Biscuits & Breads	2.5	-

Total segment profit contribution	30.7	33.6
Interest expense, net	(1.7)	(1.1)
Restructuring charges	(.3)	(7.2)
Accelerated depreciation related to restructuring	(.3)	(2.2)
Litigation settlement income, net	-	5.7
Other unallocated corporate expenses	(4.8)	(3.1)
Earnings before income taxes
and equity earnings	$23.6	$25.7

	Dec. 31,	Sep. 30,
	2003	2003
Total Assets
Cereals, Crackers & Cookies	$331.6	$331.9
Dressings, Syrups, Jellies & Sauces	172.6	168.8
Snack Nuts & Candy	100.7	101.2
Frozen Pancakes, Biscuits & Breads	313.1	-

Total segment assets	918.0	601.9
Investment in Ralcorp Receivables Corporation	42.5	52.4
Investment in Vail Resorts, Inc.	75.1	80.1
Other unallocated corporate assets	58.6	59.9

Total	$1,094.2	$794.3

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

RESULTS OF OPERATIONS

Consolidated
Net Earnings First quarter net earnings were down 12% from $13.3 million in fiscal 2003 to $11.7 million in fiscal 2004 and diluted earnings per share declined from $.44 to $.39. First quarter gross profit increased $2.1 million as a result of the increase in sales. However, this improvement was offset by higher selling, general and administrative expenses ($4.8 million) and higher interest expense ($.6 million). Prior year net earnings included restructuring and impairment charges of $7.2 million compared to only $.3 million in the first quarter of fiscal 2004, but prior year earnings benefited from $5.7 million of litigation settlement income. More detailed discussion and analysis of these factors follows.
Net Sales First quarter net sales were up 4 percent from $348.3 million in fiscal 2003 to $362.5 million in fiscal 2004. The fiscal 2004 quarter included nearly one month of results, including $13.2 million of sales, from the Bakery Chef business acquired on December 3, 2003. Bakery Chef is reported as the Frozen Pancakes, Biscuits & Breads segment. Refer to the other segment discussions below for other factors affecting results.
Operating Expenses For the three months ended December 31, 2003 and 2002, cost of products sold was 80.5% and 80.3% of net sales, respectively, while selling, general, and administrative (SG&A) expenses were 12.4% and 11.5% of net sales, respectively. The cost of sales percentage increased as a result of pricing pressures and higher commodity costs, partially offset by lower accelerated depreciation related to restructuring projects. In fiscal 2004, SG&A expenses included $.9 million of incremental costs associated with information systems upgrades and conversions. In fiscal 2003, SG&A expenses were reduced by an $.8 million gain on sale of some Keystone resort property. Again, refer to the segment discussions below for other factors affecting results.
Interest Expense, Net The $.6 million increase in interest expense from last year’s first quarter is attributable primarily to additional borrowings to fund the Bakery Chef acquisition. Initially, cash for the acquisition was borrowed under our $275 million revolving credit agreement, but on December 22, 2003, we completed a $270 million private placement of Fixed Rate Senior Notes in three tranches, as described in Note 12 in Item 1. At inception, the $270 million financing yielded a weighted average interest rate of 4.60 percent. For the first quarter of fiscal 2004, interest rates on our variable rate debt were lower than in the first quarter of fiscal 2003, such that the weighted average interest rate on all of our outstanding debt was 2.3 percent compared to 2.6 percent a year ago.
On September 24, 2001, we entered into a three-year agreement to sell our trade accounts receivable on an ongoing basis. Discounts related to this agreement totaled $.1 million and $.2 million in the first quarter of fiscal 2004 and 2003, respectively, and are included on the statement of earnings in selling, general and administrative expenses. The accounts receivable of the newly acquired Bakery Chef business are not currently being sold.
Restructuring and Impairment Charges In the first quarter of fiscal 2004, Ralcorp recorded restructuring costs related to the relocation of the ISB cookie production facilities totaling $.3 million ($.01 per diluted share). This project also resulted in $.3 million ($.01 per diluted share) of accelerated depreciation expense on assets that will be disposed of when the relocation is completed, included in “Cost of products sold”. All other costs associated with this project have been charged to operating expenses as incurred or capitalized, as appropriate.
In the first quarter of fiscal 2003, Ralcorp recorded restructuring and impairment charges totaling $7.2 million ($.15 per diluted share) related to business changes in its Dressings, Syrups, Jellies & Sauces segment, including reducing operations at the Streator, IL, facility and selling the ketchup business. These business changes also resulted in $2.2 million ($.05 per diluted share) of accelerated depreciation expense on certain Streator and ketchup business assets, included in “Cost of products sold”.
See Note 5 in Item 1 for more information about restructuring and impairment charges.

Litigation Settlement Income During the three months ended December 31, 2002, we received payments in partial settlement of our claims related to vitamin antitrust litigation. These payments are shown net of related expenses as “Litigation settlement income” on the statement of earnings. The after-tax effect of this $5.7 million income item was $3.6 million, or $.12 per diluted share.
Income Taxes Income tax provisions generally reflect statutory tax rates for the periods presented.
Equity in Earnings of Vail Resorts, Inc. Ralcorp continues to hold an approximate 21 percent equity ownership interest in Vail Resorts, Inc. Vail Resorts operates on a fiscal year ending July 31; therefore, we report our portion of Vail Resorts’ operating results on a two-month time lag. Vail Resorts’ operations are highly seasonal, typically yielding income for the second and third fiscal quarters and losses for the first and fourth fiscal quarters. For the first quarter ended December 31, 2003, this investment resulted in a non-cash pre-tax loss of $5.0 million, compared to $4.9 million for last year’s first quarter.

Cereals, Crackers & Cookies
First quarter net sales for the Cereals, Crackers & Cookies segment were down $2.7 million (1 percent) from last year, with the Bremner cracker and cookie division off $2.3 million and the Ralston Foods cereal division off $.4 million. The decrease at Bremner came primarily from in-store bakery (ISB) cookies, partially offset by increased co-manufacturing business. Bremner’s ISB cookie sales volume was 10 percent below last year’s volume due to lower demand for holiday cookies, although sales volume of its everyday ISB products was up about 10 percent. Base cookie and cracker sales were also down slightly. We believe the declines experienced were similar to those of the industry for the respective categories. At Ralston Foods, sales were hurt by the loss of sales to Fleming Companies, Inc., as a result of its bankruptcy, but most of the losses were replaced with increased orders from continuing customers, partially due to new product introductions. Hot cereal sales volume was down nearly 8 percent and co-manufacturing volume was less than half of last year’s volume, while private label ready-to-eat volume was up 4 percent.
The segment’s profit contribution for the first quarter fell $3.2 million (14 percent) as a result of the decreased sales, higher freight costs, some unfavorable ingredient and packaging costs, and product mix.

Dressings, Syrups, Jellies & Sauces
Carriage House’s net sales for the three months ended December 31, 2003 decreased nearly 8 percent compared to last year’s first quarter sales. This decline is attributable primarily to the disposal of the ketchup business in November 2002 and the industrial tomato paste business in February 2003. Sales were also reduced as a result of the Fleming bankruptcy and continued pricing pressures on some product lines. These sales reductions were partially offset by increased business with several continuing customers and price increases on some product lines in an attempt to mitigate escalating costs of certain raw materials.
The segment’s first quarter profit improved to $2.9 million in fiscal 2004 from $.9 million in fiscal 2003. In the current year, production costs and certain other operating costs were favorable as a result of recent restructuring and ongoing process improvement projects, while fiscal 2003 profit had been hurt by production inefficiencies. Cost decreases in peanuts were met with related pricing declines, while costs of other commodities, such as soybean oil, continued to rise.

Snack Nuts & Candy
First quarter net sales for the Snack Nuts & Candy segment, also known as Nutcracker Brands, grew 20 percent from last year. This growth came primarily from increased orders from existing top customers for both continuing and new private label items, as well as from a new customer. Holiday gift pack orders were higher after a significant reduction last year. Continued competitive pricing pressures partially offset the effect of the volume increases on net sales.
Despite higher sales, first quarter segment profit fell $4.2 million (44 percent) from the corresponding period last year. This profit disparity was heightened by significantly reduced peanut costs in last year’s first quarter. In the current year, profit was hampered by competitive pricing pressures that reduced margins, as well as unfavorable ingredient and production costs. Higher commodity costs, especially tree nuts such as macadamias, pecans, and almonds, accounted for approximately $2.9 million of the profit decline. In addition, the volume surge and the implementation of new information systems during the first quarter of fiscal 2004 resulted in temporary production inefficiencies and higher inventory storage costs.

Frozen Pancakes, Biscuits & Breads
On December 3, 2003, we completed the purchase of Bakery Chef, Inc., a leading manufacturer of frozen griddle products (pancakes, waffles, and French toast) and pre-baked biscuits and breads. Bakery Chef has contributed $13.2 million of sales and $2.5 million of segment profit since acquisition, which is consistent with its prior year results. As of February 17, 2004, Ralcorp has paid a total of $287.3 million related to the acquisition (pending a final net asset adjustment payment which is expected to be less than $3.0 million). While Ralcorp has recorded a preliminary allocation of the acquisition costs to the assets and liabilities acquired, resulting in preliminary goodwill of $221.5, the allocation has not been finalized. Most notably, the Company expects to assign values to intangible assets such as customer relationships and to adjust values assigned to property and equipment. The necessary valuations are expected to be completed during the second fiscal quarter. Once determined, recognized intangible assets will be amortized over their estimated useful lives.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have funded operating needs by generating positive cash flows through operations. We expect to continue generating operating cash flows through our mix of businesses and expect that short-term and long-term liquidity requirements will be met through a combination of operating cash flows and strategic use of borrowings under committed and uncommitted credit arrangements. Capital resources remained strong at December 31, 2003, with a net worth of $426.2 million and a long-term debt to total capital ratio of 50 percent, compared to corresponding figures for September 30, 2003, of $412.7 million and 27 percent. Refer to the discussion below of our new fixed rate notes issued to fund the acquisition of Bakery Chef. Working capital, excluding cash and cash equivalents, was up to $98.4 million at December 31, 2003, from $84.2 million at September 30, 2003, primarily as a result of $10.9 million of acquired Bakery Chef working capital.
Cash flows from operating activities fluctuate from quarter to quarter due to a number of factors, including the amount and timing of inventory purchases and related payments and the amount and timing of sales and related collections. Since the beginning of fiscal 2002, quarterly cash flows from operating activities varied from a low of $4.5 million (in the third quarter of fiscal 2003) to a high of $60.3 million (in the first quarter of fiscal 2003) and averaged $26.7 million. The disparity between the nearly average $24.0 million for the three months ended December 31, 2003, and the unusually high amount in last year’s first quarter was due primarily to the relative changes in inventories, accounts payable, and other current liabilities. Last year, inventories fell $16.5 million as a result of both seasonality and working capital reduction efforts, but this year, inventories increased $3.7 million because of a smaller and later seasonal inventory build along with an increase in safety stock at Nutcracker as they implemented new information systems. Accounts payable were reduced by $21.4 million this year compared to only $10.5 million last year due to the timing of purchases and payments. Other current liabilities increased $7.9 million more in the first quarter of fiscal 2003 than in the first quarter of fiscal 2004, largely due to the timing of federal income tax payments.
On December 3, 2003, we acquired the Bakery Chef business. By the end of the quarter, we had paid a total of $287.2 million related to this acquisition, including purchase price, investment advisory fees, legal fees, and other related costs, and net of $.1 million of cash acquired. During the second quarter, we will pay an additional amount (expected to be less than $3.0 million) based on a final net asset adjustment. Ralcorp’s planned capital expenditures for fiscal 2004 will require approximately $50 million, of which $8.0 million was spent during the first three months. As discussed below, we have adequate capacity under current borrowing arrangements to meet these cash needs.
Initially, cash for the acquisition was borrowed under our revolving credit agreement and uncommitted credit arrangements, but on December 21, 2004, we completed a $270 million private placement of long-term fixed rate senior notes yielding a weighted average interest rate of 4.6 percent. Details about these notes are included in Note 12 in Item 1. As of December 31, 2003, total remaining availability under our $275 million revolving credit agreement and our $35 million uncommitted credit arrangements was $310 million and Ralcorp was in compliance with all covenants. In addition, our December 31, 2003, balance sheet included $28.5 million of cash and cash equivalents. The revolving credit agreement expires on October 16, 2004. Before that time, management intends to replace it with a similar agreement with a lesser borrowing capacity.

OUTLOOK

We believe the opportunities in the private label, value brand, and food service areas are favorable for long-term growth. In the past few years, we have taken substantial steps to reshape the Company, reducing our reliance on any one business segment while achieving sufficient scale in the categories in which we operate. We expect to continue to improve our business mix through volume and profit growth of existing businesses, as well as through acquisitions or alliances. We will continue to explore those acquisition opportunities that strategically fit with our intention to be the premier provider of value-oriented food products.
Recently, food producers have introduced product lines deemed to have “low” or “reduced” carbohydrates to meet the demands of consumers who are following the “Atkins,” “South Beach,” or other dietary plans. Many of our product lines contain significant amounts of carbohydrates. Changes in consumers’ preferences and the potential popularity of new low-carbohydrate products could adversely affect our businesses, but the impact cannot be determined at this time.
In July 2003, the Food and Drug Administration issued a final rule amending its regulations on nutrition labeling to require that trans fat be declared in the nutrition label of conventional foods and dietary supplements on a separate line immediately under the line for the declaration of saturated fat. The new rule will be effective January 1, 2006. Because of this regulatory change, we may incur costs related to packaging modifications. Furthermore, given the increased focus on trans fat content and the related health risks indicated by recently published scientific studies, we may incur additional costs to research and implement formulation changes on certain products.
The following sections contain discussions of the specific factors affecting the outlook for each of our reportable segments.

Cereals, Crackers & Cookies
The level of competition in the cereal category continues to be intense for our Ralston Foods division. Competition comes from branded box cereal manufacturers, branded bagged cereal producers and other private label cereal providers. For the last several years, category growth in ready-to-eat and hot cereals has been minimal or has declined, which has exacerbated its competitive nature. When branded competitors focus on price/promotion, the environment for private label producers becomes more challenging. We must maintain an effective price gap between our quality private label cereal products and those of branded cereal producers, thereby providing the best value alternative for the consumer. Importantly, pricing and volume agreements with customers are generally determined by the customers’ periodic requests for competitive category reviews in each of our divisions. Ralston Foods anticipates additional category review requests to occur during fiscal 2004.
Cost increases, including recent increases in ingredient and packaging costs, contribute to margin pressures. On an enterprise-wide basis, we manage these cost increases by selected forward purchasing and hedging of certain ingredients. Increased employee health care and other benefit costs will continue into the foreseeable future. Accordingly, aggressive cost containment remains an important goal of the organization. In addition, increased distribution is required to remain competitive whether through new and improved product emulations or new co-manufacturing opportunities.
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
The division continues its effort to maximize synergies through the combination of Lofthouse with Cascade, which has given Bremner a substantial presence in the in-store bakery cookie category. As previously mentioned, we plan to complete the restructuring of our ISB group by the end of April 2004, with expected annual cost savings of approximately $3.0 to $3.6 million. In addition, Bremner will continue to focus on cost containment, new products and volume growth of existing products in order to improve operating results.
On January 12, 2004, Bake-Line Group, LLC, a producer of cookies and crackers, filed a Chapter 7 bankruptcy petition in Delaware and ceased operations. As a result of the filing, Bremner has been contacted by several of Bake-Line’s former customers about supplying product. We originally estimated Bake-Line’s private label sales at $100 to $120 million annually. Based on new information, we now believe that amount to be approximately $80 million.

Dressings, Syrups, Jellies & Sauces
Carriage House’s competitors, both large and small, continue to be aggressive on pricing. In addition, the division continues to be negatively affected by certain ingredient cost increases as well as increased employee health care and benefit costs. Wherever possible, we will continue to implement slight price increases to help offset these rising costs. Encouragingly, the cost of peanuts, a major ingredient for Carriage House (peanut butter), has been favorably impacted by the Farm Act of 2002. Although we expect the segment to benefit from lower peanut costs in the remainder of fiscal 2004, such benefit will likely be more than offset by the aforementioned cost increases and pricing pressures.
The segment’s operating performance has improved from prior periods as a result of recent restructuring, including the sales of underperforming operations and related plant rationalizations, and ongoing process improvement projects. We believe we will be able to realize annual savings in costs of products sold of $2.5 to $3 million (approximately $1.0 million of which is non-cash) during 2004, associated with these efforts.
Carriage House was recently notified by a major customer that it plans to move production of pourable salad dressings to one of our competitors in order to achieve lower prices. The products affected represented less than 2 percent of the segment’s 2003 net sales. We are currently developing a plan to effectively utilize the resulting capacity for other customers and products. If the volume cannot be entirely replaced, or associated costs effectively reduced, this move may have a detrimental impact on the operations of Carriage House in the third fiscal quarter and beyond.

Snack Nuts & Candy
Snack nuts and candy continue to be very competitive categories. This segment of Ralcorp faces significant competition from branded manufacturers as well as private label and regional producers, and we expect the current pricing pressure to continue into the foreseeable future. The majority of the cost of products sold relates to commodities including peanuts, cashews, and tree nuts such as macadamias, pecans, and almonds. The cost of these commodities fluctuate, sometimes drastically, based upon worldwide supply and demand. These commodity fluctuations, when not accompanied by pricing changes due to competition, can result in short-term changes in the profitability of the segment. We currently have committed contracts for a large portion of our commodity needs for the remainder of fiscal 2004. During that period, we expect peanuts and cashew costs to remain relatively constant while tree nuts are expected to increase slightly from current levels; however, tree nut costs will be considerably higher than in the corresponding period of fiscal 2003.
Higher sales volumes and the implementation of a new information system at two locations during the first quarter of 2004 resulted in temporary production inefficiencies and higher inventory storage costs, but these issues are being addressed and should not have a major impact going forward. The segment will continue to focus on maintaining its customer base and the high quality of its products and on developing new products.

Frozen Pancakes, Biscuits & Breads
On December 3, 2003, Bakery Chef became a wholly owned subsidiary of Ralcorp and will operate as a platform for entry into the food service channel and frozen food segment. Bakery Chef operates five manufacturing facilities, employs approximately 800 people, and had net sales of $165 million for the year ended December 31, 2002. Based upon Bakery Chef's 2002 results, our initial assessment of its intangible asset valuation and related amortization, and interest rate assumptions, we anticipate the acquisition will immediately add $.25 to $.35 to our diluted earnings per share on an annual basis. This business is currently being negatively impacted by higher costs of ingredients, including eggs and soybean oil. We believe we will be able to recover many of these increases over time through price adjustments with customers.

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
(v) The termination or expiration of certain co-manufacturing arrangements with other manufacturers within our competitive categories and our potential inability to replace this level of business could negatively affect our operating results;
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
(viii) A significant portion of the interest on our indebtedness is set on a short-term basis, such that increases in interest rates will increase our interest expense;
(ix) If actual or forecasted cash flows of any reporting unit deteriorate such that its fair value falls below its carrying value, goodwill would likely be impaired and an impairment loss would be recorded immediately as a charge against earnings;
(x) We may not be able to achieve anticipated cost savings from the restructuring of the in-store bakery group;
(xi) The implementation of new information systems software, which began in September 2003, could cause disruptions to business operations; and
(xii) Other uncertainties, all of which are difficult to predict and many of which are beyond our control, may impact our financial position, including those risks detailed from time to time in our publicly filed documents. These and other factors are discussed in our Securities and Exchange Commission filings.
The list of factors above is illustrative and by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 2 in Item 1 for a discussion regarding recently issued accounting standards, including FAS 132 (revised 2003).

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.
We believe there have been no material changes in the reported market risks faced by the Company during the three months ended December 31, 2003. For additional information, refer to Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2003.

Item 4.   Controls and Procedures.
We maintain systems of internal controls with respect to gathering, analyzing and disclosing all information required to be disclosed in this report. Within the ninety days preceding the filing of this report, we completed an evaluation, under the supervision and with the participation of the Co-Chief Executive Officers and Presidents and the Corporate Vice President and Controller, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the review, such officers concluded that the design and operation of disclosure controls effectively alerted management to material information regarding the Company and required to be filed in this report. There have been no significant changes in our internal controls or other factors that could significantly affect those controls since their review was completed.

PART II. OTHER INFORMATION

There is no information required to be reported under any items except those indicated below.

Item 5. Other Information.

             None

Item 6. Exhibits and Reports on Form 8-K.

(a)		Exhibits.
	10.1	Form of Management Continuity Agreement for Co-CEOs.
	10.2	Form of 2003 Amended and Restated Management Continuity Agreement for Corporate Officers.
	10.3	Form of Management Continuity Agreement for David L. Beré.
	10.4	$145,000,000 4.24% Series B Senior Notes due December 22, 2010, First Supplement to Note Purchase Agreements dated as of December 22, 2003.
	10.5	$50,000,000 5.43% Series C Senior Notes due December 22, 2013, Second Supplement to Note Purchase Agreements dated as of December 22, 2003.
	10.6	$75,000,000 4.76% Series D Senior Notes due December 22, 2013, Third Supplement to Note Purchase Agreements dated as of December 22, 2003.

	31.1	Certification of Kevin J. Hunt dated February 17, 2004.
	31.2	Certification of David P. Skarie dated February 17, 2004.
	31.3	Certification of Thomas G. Granneman dated February 17, 2004.

	32	Certifications pursuant to 18 U.S.C. Section 1350 of Kevin J. Hunt, David P. Skarie and Thomas G. Granneman dated February 17, 2004.

(b)		Reports on Form 8-K.

On October 29, 2003, the Registrant announced a delay of its fourth quarter earnings release due to a Vail Resorts, Inc. extension for the filing of its 10-K.

On November 6, 2003 the Registrant announced the promotion of Richard R. Koulouris to Corporate Vice President and President of Bremner, Inc. and Nutcracker Brands, Inc.

On November 12, 2003 the Registrant announced an agreement to purchase Bakery Chef, Inc.

On November 14, 2003 the Registrant released its fourth quarter and year-end earnings for fiscal year 2003.

On December 3, 2003 the Registrant announced the completion of its purchase of Bakery Chef, Inc.

On December 4, 2003 the Registrant named David Beré a Corporate Vice President and President of Bakery Chef, Inc.

On December 8, 2003 the Registrant filed the Purchase Agreement and an Amendment to the Agreement among Value Added Bakery Holding Company, persons set forth on Exhibits A and B thereto, and RH Financial Corporation.

On December 22, 2003 the Registrant announced completion of a $270 million Private Placement of seven-year and ten-year fixed rate senior notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RALCORP HOLDINGS, INC.

By:   /s/ T. G. Granneman
T. G. Granneman
Duly Authorized Signatory and
Chief Accounting Officer
February 17, 2004

Exhibit Index

Exhibit                                                                           Description

10.1	Form of Management Continuity Agreement for Co-CEOs.
10.2	Form of 2003 Amended and Restated Management Continuity Agreement for Corporate Officers.
10.3	Form of Management Continuity Agreement for David L. Beré.
10.4	$145,000,000 4.24% Series B Senior Notes due December 22, 2010, First Supplement to Note Purchase Agreements dated as of December 22, 2003.
10.5	$50,000,000 5.43% Series C Senior Notes due December 22, 2013, Second Supplement to Note Purchase Agreements dated as of December 22, 2003.
10.6	$75,000,000 4.76% Series D Senior Notes due December 22, 2013, Third Supplement to Note Purchase Agreements dated as of December 22, 2003.

31.1	Certification of Kevin Hunt.
31.2	Certification of David P. Skarie.
31.3	Certification of Thomas G. Granneman.

32	Certification pursuant to 18 U.S.C. Section 1350 of Kevin J. Hunt, David P. Skarie and Thomas G. Granneman dated February 17, 2004.