Form 10-Q
period 2004-03-31
RALCORP HOLDINGS INC /MO
filed 2004-05-17
CIK 1029506

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004.

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b-2 of the Exchange Act). Yes (x) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at
par value $.01 per share	May 12, 2004
29,227,190

RALCORP HOLDINGS, INC.

(i )

PART I.   FINANCIAL INFORMATION

Item 1.	Financial Statements.

RALCORP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF EARNINGS (Unaudited)
(Dollars in millions except per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2004	2003	2004	2003

Net Sales	$383.4	$314.4	$745.9	$662.7
Cost of products sold	(303.1)	(253.9)	(595.0)	(533.7)

Gross Profit	80.3	60.5	150.9	129.0
Selling, general and administrative expenses	(50.5)	(42.6)	(95.5)	(82.8)
Interest expense, net	(3.8)	(.7)	(5.5)	(1.8)
Restructuring charges	(.3)	(4.0)	(.6)	(11.2)
Litigation settlement income	.8	8.9	.8	14.6

Earnings before Income Taxes
and Equity Earnings	26.5	22.1	50.1	47.8
Income taxes	(9.7)	(8.0)	(18.3)	(17.2)

Earnings before Equity Earnings	16.8	14.1	31.8	30.6
Equity in (loss) earnings of Vail Resorts, Inc.,
net of related deferred income taxes	(.5)	2.7	(3.8)	(.5)

Net Earnings	$16.3	$16.8	$28.0	$30.1

Earnings per Share
Basic	$.56	$.58	$.96	$1.02
Diluted	$.54	$.57	$.94	$1.01

See accompanying Notes to Condensed Consolidated Financial Statements.

RALCORP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in millions)

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2004	2003	2004	2003

Net Earnings	$16.3	$16.8	$28.0	$30.1
Other comprehensive income (loss)	.1	(.4)	1.0	(1.1)

Comprehensive Income	$16.4	$16.4	$29.0	$29.0

See accompanying Notes to Condensed Consolidated Financial Statements.

RALCORP HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
(Dollars in millions)

	Mar. 31,	Sep. 30,
	2004	2003

Assets
Current Assets
Cash and cash equivalents	$30.2	$29.0
Investment in Ralcorp Receivables Corporation	42.6	52.4
Receivables, net	21.8	10.9
Inventories	170.3	145.7
Deferred income taxes	2.7	2.9
Prepaid expenses and other current assets	4.6	3.0

Total Current Assets	272.2	243.9
Investment in Vail Resorts, Inc.	74.2	80.1
Property, Net	338.3	265.3
Goodwill	337.7	177.6
Other Intangible Assets, Net	96.1	15.7
Other Assets	11.3	11.7

Total Assets	$1,129.8	$794.3

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$92.1	$85.1
Other current liabilities	57.6	45.6

Total Current Liabilities	149.7	130.7
Long-term Debt	425.8	155.9
Deferred Income Taxes	31.8	20.0
Other Liabilities	77.4	75.0

Total Liabilities	684.7	381.6

Shareholders' Equity
Common stock	.3	.3
Capital in excess of par value	114.4	114.1
Retained earnings	421.8	393.8
Common stock in treasury, at cost	(73.6)	(76.9)
Unearned portion of restricted stock	(.3)	(.1)
Accumulated other comprehensive loss	(17.5)	(18.5)

Total Shareholders' Equity	445.1	412.7

Total Liabilities and Shareholders' Equity	$1,129.8	$794.3

See accompanying Notes to Condensed Consolidated Financial Statements.

RALCORP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(Dollars in millions)
	Six Months Ended
	March 31,

	2004	2003

Cash Flows from Operating Activities
Net earnings	$28.0	$30.1
Adjustments to reconcile net earnings to net
cash flow provided by operating activities:
Depreciation and amortization	21.6	20.2
Sale of receivables, net	(2.5)	2.6
Deferred income taxes	(2.7)	(.6)
Equity in loss of Vail Resorts, Inc.	5.9	.8
Tomato paste asset impairment	-	5.0
Loss on sale of tomato paste business	-	3.5
Other changes in current assets and liabilities, net
of effects of business acquisitions	4.5	25.2
Other, net	5.8	1.3

Net Cash Provided by Operating Activities	60.6	88.1

Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	(313.1)	-
Additions to property and intangible assets	(19.7)	(16.9)
Proceeds from sale of property	.3	2.4
Proceeds from sale of tomato paste business	-	3.0

Net Cash Used by Investing Activities	(332.5)	(11.5)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	270.0	-
Net repayments under credit arrangements	-	(42.8)
Purchase of treasury stock	-	(28.6)
Proceeds from exercise of stock options	3.2	.6
Other, net	(.1)	-

Net Cash Provided (Used) by Financing Activities	273.1	(70.8)

Net Increase in Cash and Cash Equivalents	1.2	5.8
Cash and Cash Equivalents, Beginning of Period	29.0	3.2

Cash and Cash Equivalents, End of Period	$30.2	$9.0

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

NOTE 2 – RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2003, the Financial Accounting Standards Board revised Statement of Financial Accounting Standards No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The revision modifies the disclosure requirements for annual financial statements and adds disclosure requirements for interim financial statements. Those interim disclosures are included in Note 5.

NOTE 3 – ACQUISITIONS

On December 3, 2003, the Company completed the purchase of 100 percent of the stock of Value Added Bakery Holding Company, also known as Bakery Chef. Bakery Chef is a leading manufacturer of frozen griddle products (pancakes, waffles, and French toast) and pre-baked biscuits and breads. The acquisition provides a platform for increasing Ralcorp’s existing access to the food service channel and allows entry into the frozen food segment. Bakery Chef is reported as the “Frozen Pancakes, Biscuits & Breads” segment. Ralcorp paid a total of $289.3 related to the acquisition, including amounts paid to the former owners and holders of Bakery Chef’s outstanding indebtedness, as well as investment advisory fees, legal fees, and other related costs. Based on a preliminary allocation of the acquisition cost to assets acquired and liabilities assumed, the Company recorded $156.9 to goodwill as of March 31, 2004. The allocation is subject to change pending the completion of appraisals, analyses, and other tasks necessary to determine the fair values of the assets and liabilities, but the preliminary allocation included the following intangible assets subject to amortization:

	Amount	Weighted-average
	Assigned	Amortization Period

Customer relationships	$75.0	16.3 years
Trademarks	7.4	17.4 years

Total	$82.4	16.4 years

On February 27, 2004, the Company purchased the assets of Concept 2 Bakers (C2B), including a bakery located in Fridley, Minnesota. Through March 31, 2004, Ralcorp paid a total of $23.9 related to the acquisition, and future payments are not expected to be material. Based on a preliminary allocation of the acquisition cost to assets acquired and liabilities assumed, the Company recorded $3.2 to goodwill as of March 31, 2004. C2B is operated and reported as part of Bremner’s in-store bakery group in the “Cereals, Crackers & Cookies” segment.

Ralcorp’s consolidated financial statements include the results of operations for these acquisitions since their respective acquisition date. The following pro forma information discloses Ralcorp’s results of operations as though these business combinations had been completed as of the beginning of each period presented. These pro forma results do not necessarily reflect the actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations.

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2004	2003	2004	2003

Net sales	$400.6	$372.3	$794.6	$764.2
Net earnings	17.3	19.5	30.5	35.4
Basic earnings per share	.60	.68	1.05	1.21
Diluted earnings per share	.58	.66	1.02	1.18

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2004	2003	2004	2003

Net earnings, as reported	$16.3	$16.8	$28.0	$30.1
Deduct: Total stock-based employee
compensation expense determined
under fair value based method,
net of related tax effect	(.7)	(.6)	(1.3)	(1.2)

Pro forma net earnings	$15.6	$16.2	$26.7	$28.9

Earnings per share:
Basic - as reported	$.56	$.58	$.96	$1.02
Basic - pro forma	$.54	$.56	$.92	$.98

Diluted - as reported	$.54	$.57	$.94	$1.01
Diluted - pro forma	$.52	$.55	$.90	$.97

NOTE 5 – PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company sponsors qualified and supplemental noncontributory defined benefit pension plans and other postretirement benefit plans for certain of its employees. The following table provides the components of net periodic benefit cost for the plans. Pursuant to a modification of the Ralcorp Retirement Plan in September 2003, no additional pension benefits are earned by administrative employees after December 31, 2003, resulting in lower service cost in fiscal 2004.
	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2004	2003	2004	2003

Pension Benefits
Service cost	$.9	$1.4	$1.8	$2.7
Interest cost	2.2	2.2	4.4	4.5
Expected return on plan assets	(2.9)	(2.9)	(5.9)	(5.8)
Amortization of unrecognized net loss	.1	-	.3	.1

Net periodic benefit cost	$.3	$.7	$.6	$1.5

Other Benefits
Service cost	$.1	$.1	$.1	$.1
Interest cost	.4	.4	.9	.9
Amortization of unrecognized net loss	.2	.2	.4	.4

Net periodic benefit cost	$.7	$.7	$1.4	$1.4

NOTE 6 – RESTRUCTURING CHARGES

In the quarter ended March 31, 2003, Ralcorp announced its plans to close its in-store bakery (ISB) facility in Kent, WA, part of the Cereals, Crackers & Cookies segment, and transfer production from that facility and two other ISB facilities to a new ISB plant located in Utah. This project was nearly complete by March 31, 2004, with about $.5 expected to be incurred in the third fiscal quarter.

In the quarter ended December 31, 2002, the Company finalized its plans to reduce operations at its Streator, IL facility and transfer production of all product lines except peanut butter to other Dressings, Syrups, Jellies & Sauces locations. This project was completed in the third quarter of fiscal 2003.

Also, in the quarter ended December 31, 2002, the Company sold its ketchup business, including certain equipment and inventory, and recorded a net loss on the sale. Further, management determined that the resulting reduced cash flows from its tomato paste business, which had supplied the Company’s ketchup production, was less than the carrying value of its paste production facility located near Williams, CA. Accordingly, the fair value of the related fixed assets as of December 31, 2002, was assessed based on a preliminary market quote, resulting in an impairment charge. On February 4, 2003, the Company sold its tomato paste business, including the Williams facility, resulting in an additional loss. The ketchup and paste operations were both part of the Dressings, Syrups, Jellies & Sauces segment.

The following table details the amounts included in “Restructuring charges” for the three and six months ended March 31, 2004 and 2003, along with the corresponding cumulative charges for these restructuring projects through March 31, 2004.
	Three Months Ended		Six Months Ended
	March 31,		March 31,		Cumulative
					Through
	2004	2003	2004	2003	Mar. 31, 2004

ISB - Removal and relocation of equipment	$.3	$-	$.4	$-	$1.7
ISB - Write-off of abandoned property	-	-	.2	-	.4
ISB - Operating lease termination costs	-	-	-	-	1.2
ISB - Employee termination benefits	-	.1	-	.1	.2
Streator - Write-off of abandoned property	-	.1	-	.1	.2
Streator - Employee termination benefits	-	.3	-	1.2	1.2
Ketchup - Loss on sale of business	-	-	-	1.3	1.4
Tomato Paste - Asset impairment	-	-	-	5.0	5.0
Tomato Paste - Loss on sale of business	-	3.5	-	3.5	3.6

	$.3	$4.0	$.6	$11.2

NOTE 7 – LITIGATION SETTLEMENT INCOME

The Company received payments in partial settlement of its claims related to vitamin antitrust litigation. These payments are shown net of related expenses as “Litigation settlement income” on the statement of earnings.

NOTE 8 – EARNINGS PER SHARE

The weighted-average shares outstanding for basic and diluted earnings per share were as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2004	2003	2004	2003

Weighted Average Shares
for Basic Earnings per Share	29,063	28,884	29,004	29,358
Dilutive effect of:
Stock options	667	489	641	439
Restricted stock awards	5	2	4	1
Deferred compensation awards	128	133	133	120

Weighted Average Shares
for Diluted Earnings per Share	29,863	29,508	29,782	29,918

Certain stock options were outstanding during the six months ended March 31, 2004, but were not included in the computation of diluted earnings per share because they were antidilutive since the options’ exercise price was greater than the average market price of the common shares. Options to purchase 22,500 shares of common stock at $29.85 per share were excluded in the first quarter of fiscal 2004, and options to purchase 394,000 shares of common stock at $32.30 per share were excluded in the second quarter of fiscal 2004.

NOTE 9 – SALE OF RECEIVABLES

On September 24, 2001, the Company entered into a three-year agreement to sell, on an ongoing basis, all of its trade accounts receivable to a wholly owned, bankruptcy-remote subsidiary named Ralcorp Receivables Corporation (RRC), which in turn sells the receivables to a bank commercial paper conduit. RRC is a qualifying special purpose entity under FAS 140 and the sale of Ralcorp receivables to RRC is considered a true sale for accounting, tax and legal purposes. As of March 31, 2004, the outstanding balance of receivables (net of an allowance for doubtful accounts) sold to RRC was $74.3 and proceeds received were $31.7, resulting in a subordinated retained interest of $42.6 reflected on the Company’s consolidated balance sheet as an “Investment in Ralcorp Receivables Corporation.” As of September 30, 2003, net receivables sold were $86.6 and proceeds received were $34.2, resulting in a subordinated retained interest of $52.4. Discounts related to the sale of receivables totaled $.2 and $.5 in the six months ended March 31, 2004 and 2003, respectively, and are included on the statement of earnings in selling, general and administrative expenses.

NOTE 10 – INVENTORIES consisted of:

	Mar. 31,	Sep. 30,
	2004	2003

Raw materials and supplies	$69.6	$62.2
Finished products	103.0	85.4

	172.6	147.6
Allowance for obsolete inventory	(2.3)	(1.9)

	$170.3	$145.7

NOTE 11 – PROPERTY, NET consisted of:

	Mar. 31,	Sep. 30,
	2004	2003

Property at cost	$574.5	$484.7
Accumulated depreciation	(236.2)	(219.4)

	$338.3	$265.3

NOTE 12 – OTHER INTANGIBLE ASSETS, NET consisted of:

	March 31, 2004			September 30, 2003

	Carrying	Accum.	Net	Carrying	Accum.	Net
	Amount	Amort.	Amount	Amount	Amort.	Anount

Subject to amortization:
Computer software	$27.5	$(21.6)	$5.9	$26.7	$(20.0)	$6.7
Trademarks	7.4	(.1)	7.3	-	-	-
Customer relationships	75.0	(1.1)	73.9	-	-	-

	109.9	(22.8)	87.1	26.7	(20.0)	6.7
Not subject to amortization:
Trademarks	9.0	-	9.0	9.0	-	9.0

	$118.9	$(22.8)	$96.1	$35.7	$(20.0)	$15.7

Amortization expense related to these assets was $1.8 and $.9 during the three months ended March 31, 2004 and 2003, respectively, and $2.8 and $1.7 for the six-month periods then ended. Scheduled amortization expense is between $5.0 and $6.5 for each of the next five years.

NOTE 13 – LONG-TERM DEBT consisted of:
	March 31, 2004		September 30, 2003

	Balance	Rate	Balance	Rate

Floating Rate Senior Notes, Series A	$150.0	1.970%	$150.0	1.980%
Fixed Rate Senior Note, Series B	145.0	4.240%	-	n/a
Fixed Rate Senior Note, Series C	50.0	5.430%	-	n/a
Fixed Rate Senior Note, Series D	75.0	4.760%	-	n/a
Industrial Development Revenue Bond	5.6	0.980%	5.6	0.990%
Other	.2	Various	.3	Various

	$425.8		$155.9

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

As of March 31, 2004, aggregate maturities of long-term debt are as follows: $5.8 in fiscal 2005, $29.0 in fiscal 2007, $39.7 in fiscal 2008, and $351.3 thereafter.

NOTE 14 – SEGMENT INFORMATION

The following tables present information about the Company’s reportable segments, including separate net sales data for the Ralston Foods and Bremner divisions of the Cereals, Crackers & Cookies segment. Management evaluates each segment’s performance based on its profit contribution, which is profit or loss from operations before income taxes, interest, costs related to restructuring activities, and other unallocated corporate income and expenses.
	Three Months Ended		Six Months Ended
	March 31,		March 31,

	2004	2003	2004	2003

Net Sales
Ralston Foods	$85.2	$76.0	$168.7	$159.9
Bremner	111.9	98.5	211.2	200.1

Cereals, Crackers & Cookies	197.1	174.5	379.9	360.0
Dressings, Syrups, Jellies & Sauces	99.5	105.0	195.1	208.5
Snack Nuts & Candy	45.8	34.9	116.7	94.2
Frozen Pancakes, Biscuits & Breads	41.0	-	54.2	-

Total	$383.4	$314.4	$745.9	$662.7

Profit Contribution
Cereals, Crackers & Cookies	$23.0	$16.5	$42.9	$39.6
Dressings, Syrups, Jellies & Sauces	4.1	1.4	7.0	2.3
Snack Nuts & Candy	3.3	4.0	8.7	13.6
Frozen Pancakes, Biscuits & Breads	4.2	-	6.7	-

Total segment profit contribution	34.6	21.9	65.3	55.5
Interest expense, net	(3.8)	(.7)	(5.5)	(1.8)
Restructuring charges	(.3)	(4.0)	(.6)	(11.2)
Accelerated depreciation related to restructuring	-	(.3)	(.3)	(2.5)
Litigation settlement income, net	.8	8.9	.8	14.6
Systems upgrades and conversions	(1.7)	(.8)	(2.5)	(.8)
Other unallocated corporate expenses	(3.1)	(2.9)	(7.1)	(6.0)

Earnings before income taxes
and equity earnings	$26.5	$22.1	$50.1	$47.8

	Mar. 31,	Sep. 30
	2004	2003

Total Assets
Cereals, Crackers & Cookies	$368.2	$331.9
Dressings, Syrups, Jellies & Sauces	170.3	168.8
Snack Nuts & Candy	98.6	101.2
Frozen Pancakes, Biscuits & Breads	316.0	-

Total segment assets	953.1	601.9
Investment in Ralcorp Receivables Corporation	42.6	52.4
Investment in Vail Resorts, Inc.	74.2	80.1
Other unallocated corporate assets	59.9	59.9

Total	$1,129.8	$794.3

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

    The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and capital resources of Ralcorp Holdings, Inc. This discussion should be read in conjunction with the financial statements under Item 1 and the “Cautionary Statement On Forward-Looking Statements” under this Item 2. The terms “our,” “we,” “Company,” and “Ralcorp” as used herein refer to Ralcorp Holdings, Inc. and its consolidated subsidiaries.

RESULTS OF OPERATIONS
Consolidated

    Net Earnings For the three and six months ended March 31, 2004, net earnings were down $.5 million (3%) and $2.1 million (7%), respectively, from the corresponding periods of fiscal 2003. Gross profit increased $19.8 million (33%) and $21.9 million (17%), respectively. However, this improvement was offset by higher selling, general and administrative expenses and interest expense, an unfavorable comparison of special items (litigation settlement income, net of restructuring charges), and unfavorable results from our investment in Vail Resorts, Inc. More detailed discussion and analysis of these factors follows.
    Net Sales Net sales for the second quarter and first half of fiscal 2004 were up 22% and 13%, respectively. About two-thirds of these improvements were due to results from the Bakery Chef and Concept 2 Bakers (C2B) businesses since their respective acquisition dates of December 3, 2003, and February 27, 2004. Bakery Chef is reported as the Frozen Pancakes, Biscuits & Breads segment, and C2B is operated and reported as part of Bremner’s in-store bakery group in the Cereals, Crackers & Cookies segment. Refer to the segment discussions below for other factors affecting results.
    Operating Expenses For the three months ended March 31, 2004 and 2003, cost of products sold was 79.1% and 80.8% of net sales, respectively, while selling, general, and administrative (SG&A) expenses were 13.2% and 13.5% of net sales, respectively. Through the first six months of fiscal 2004 and 2003, cost of products sold was 79.8% and 80.5%, and SG&A expenses were 12.8% and 12.5%. The cost of sales percentage was favorably impacted by production efficiencies due to increased volumes, product mix, and lower accelerated depreciation related to restructuring projects. Although the prices of several ingredients (notably soybean oil, eggs, rice, wheat flour, macadamias, and almonds) have been increasing significantly, much of the effects were mitigated in the first half of the year through hedging, forward purchase contracts, and selling price adjustments. The significant increase in sales reduced the SG&A percentage in the second quarter, since many SG&A expenses are fixed costs. However, the six-month SG&A percentage grew due to increased costs associated with information systems upgrades and conversions ($2.5 million in fiscal 2004 compared to $.8 million a year ago). In addition, SG&A expenses were reduced by an $.8 million gain on sale of some Keystone resort property in the first quarter of fiscal 2003. Again, refer to the segment discussions below for other factors affecting results.
    Interest Expense, Net Interest expense was $3.8 million and $5.5 million, respectively, for the three and six months ended March 31, 2004, compared to $.7 million and $1.8 million in the corresponding periods of the prior year. The increase is attributable primarily to additional borrowings to fund the Bakery Chef acquisition. Initially, cash for the acquisition was borrowed under our $275 million revolving credit agreement, but on December 22, 2003, we completed a $270 million private placement of Fixed Rate Senior Notes in three tranches, as described in Note 13 in Item 1, with a weighted average interest rate of 4.6%. For the second quarter and first half of fiscal 2004, the weighted average interest rate on all of our outstanding debt was 3.6% and 3.2%, respectively, compared to 2.3% and 2.5% a year ago.
    On September 24, 2001, we entered into a three-year agreement to sell our trade accounts receivable on an ongoing basis. Discounts related to this agreement totaled $.2 million and $.5 million in the first half of fiscal 2004 and 2003, respectively, and are included on the statement of earnings in selling, general and administrative expenses. The accounts receivable of the newly acquired Bakery Chef and C2B businesses are not currently being sold.
    Restructuring Charges In the second quarter and first half of fiscal 2004, we recorded restructuring costs related to the relocation of the ISB cookie production facilities totaling $.3 million and $.6 million, respectively. In the first quarter of fiscal 2004, we recorded $.3 million of accelerated depreciation on ISB assets that were disposed upon completion of the relocation plan.
    In the first half of fiscal 2003, we recorded restructuring and impairment charges totaling $11.2 million ($.24 per diluted share), primarily related to Carriage House business changes. First, we reduced operations at the Streatol, IL facility, transferring production of all product lines except peanut butter to other locations and incurring charges of $1.3 million (including $.4 million in the second quarter). The planned reductions at Streator also resulted in accelerated depreciation of $2.5 million, including $.3 million in the second quarter. Second, the ketchup business, including certain equipment, was sold during the first quarter with a recorded net loss of $1.3 million. Third, the tomato paste business, including a production facility located near Williams, CA, was impaired by $5.0 million during the first quarter and sold during the second quarter at an additional loss of $3.5 million. Finally, we announced plans to close its ISB facility in Kent, WA, and recorded $.1 million of expenses related to Kent employee termination benefits in the second quarter.
    See Note 6 in Item 1 for more information about restructuring charges.
    Litigation Settlement Income We received payments in partial settlement of our claims related to vitamin antitrust litigation. These payments are shown net of related expenses as “Litigation settlement income” on the statement of earnings.
    Income Taxes Income tax provisions generally reflect statutory tax rates for the periods presented.
    Equity in Earnings of Vail Resorts, Inc. Ralcorp continues to hold an approximate 21 percent equity ownership interest in Vail Resorts, Inc. Vail Resorts operates on a fiscal year ending July 31; therefore, we report our portion of Vail Resorts’ operating results on a two-month time lag. Vail Resorts’ operations are highly seasonal, typically yielding income for the second and third fiscal quarters and losses for the first and fourth fiscal quarters. However, in the second quarter of fiscal 2004, Vail Resorts recorded a charge related to debt refinancing, resulting in a reported net loss. For the second quarter ended March 31, 2004, our investment in Vail Resorts resulted in a non-cash pre-tax loss of $.9 million ($.5 million after taxes), compared to pre-tax earnings of $4.1 million ($2.7 million after taxes) for last year’s second quarter, a change of $.11 per diluted share. Through six months, Ralcorp’s after-tax equity losses were $3.8 million and $.5 million for fiscal 2004 and 2003, respectively.

Cereals, Crackers & Cookies

    Second quarter net sales for the Cereals, Crackers & Cookies segment increased $22.6 million (13%) from last year, with the Bremner cracker and cookie division growing $13.4 million and the Ralston Foods cereal division adding $9.2 million. Bremner’s net sales growth was the result of increased sales to customers of an insolvent competitor, increased co-manufacturing business, the acquired C2B business, and increased sales to existing private label customers. Bake-Line Group, LLC filed a Chapter 7 bankruptcy petition and ceased operations on January 12, 2004. In the second quarter, several customers ordered products from Bremner that had previously been supplied by Bake-Line. Continued growth is expected during the second half of the year as additional products are finalized for former Bake-Line customers. Co-manufacturing sales were higher in the current year, as one-time start-up sales to one customer were partially offset by declining sales to other customers. Less than a fourth of Bremner’s net sales growth came from the acquired C2B business. Excluding C2B sales, Bremner’s ISB cookie sales volume was 14% above last year’s volume, and base cookie and cracker volumes were up about 4%. The favorable ISB volume comparison was primarily due to improved holiday cookie sales, including the effects of the timing of Valentine’s Day shipments this year versus last year. At Ralston Foods, sales volume of private label ready-to-eat (RTE) cereal grew more than 12% from last year’s second quarter, and foodservice volume improved by 20%. These gains were partially offset by a 2% decline in hot cereal volume, while co-manufacturing business was flat compared to the second quarter of fiscal 2003. Ralston Foods’ growth was driven by significant expansion with existing customers and new product introductions, partially offset by the loss of sales to Fleming Companies, Inc., as a result of its bankruptcy.
    Through the first six months of fiscal 2004, net sales for the segment were up 5.5% from a year ago, with Bremner and Ralston Foods contributing increases of $11.1 and $8.8 million, respectively. Excluding C2B sales, Bremner’s volume was flat, but net sales improved primarily as a result of a favorable product mix. For Ralston Foods, 8% growth in RTE cereal sales volume and a 9% increase in foodservice volume were partially offset by a 5% decline in hot cereal and a significant first quarter decline in co-manufacturing volume.
    The segment’s profit contribution improved 39% for the second quarter and 8% for the first six months. The second quarter increase is attributable primarily to the higher sales but also to a favorable product mix and the fact that last year’s profit contribution was reduced by a $1.0 million charge related to a product recall. Although the higher volumes resulted in production efficiencies, some of the benefits were offset by higher costs of ingredients derived from rice, corn, wheat, and soybean oil, as well as by increased energy and freight costs. Many of these costs are expected to continue to rise in the second half of the year, which could reduce profit margins.

Dressings, Syrups, Jellies & Sauces

    Carriage House’s net sales for the three and six months ended March 31, 2004 decreased 5% and 6%, respectively, compared to the corresponding periods last year. These declines are attributable primarily to the disposal of the ketchup business in November 2002 and the industrial tomato paste business in February 2003. Sales were also reduced as a result of the Fleming bankruptcy and competitive pricing pressures on some product lines. These sales reductions were partially offset by increased business with several customers and price increases on some product lines in an attempt to mitigate escalating costs of certain ingredients.
    The segment’s second quarter profit improved to $4.1 million in fiscal 2004 from $1.4 million in fiscal 2003. In the current year, production costs were favorable as a result of recent restructuring and process improvement projects, while fiscal 2003 profit had been hurt by production inefficiencies associated with the partial shutdown of the plant in Streator, IL, and by a $.7 million charge to cover expected losses related to Fleming receivables. Current year cost decreases in peanuts were offset by related selling price declines due to competitive pressures. Costs of other commodities, such as soybean oil, continued to rise but were partially offset by hedge gains and price increases on some products. The segment was also negatively impacted by rising freight and energy costs.

Snack Nuts & Candy

    Second quarter net sales for the Snack Nuts & Candy segment, also known as Nutcracker Brands, grew 31% from last year. Through six months, the segment’s net sales were up 24%. This growth came primarily from increased orders from existing top customers for both continuing and new private label items, as well as from a new customer.
    Despite higher sales, the segment’s second quarter and six-month profit fell $.7 million (18%) and $4.9 million (36%), respectively, from the corresponding periods last year. The profit disparity was heightened by significantly reduced peanut costs last year. In the current year, profit was hampered by competitive pricing pressures that reduced margins, as well as unfavorable ingredient and production costs. Higher commodity costs, especially tree nuts such as macadamias, almonds, and pecans, accounted for approximately $4.5 million of the six-month profit decline. In addition, the volume surge coupled with the implementation of new information systems resulted in temporary production inefficiencies and higher inventory storage costs during the first quarter of fiscal 2004.

Frozen Pancakes, Biscuits & Breads

    On December 3, 2003, we completed the purchase of Bakery Chef, Inc., a leading manufacturer of frozen griddle products (pancakes, waffles, and French toast) and pre-baked biscuits and breads. Ralcorp paid a total of $289.3 million in cash to acquire Bakery Chef, which had net sales of $165 million for the year ended December 31, 2002 and $54.2 million since acquisition. Bakery Chef has contributed $6.7 million of profit since acquisition, including $4.2 million during our second quarter, net of $1.2 million of amortization of intangibles recorded in purchase accounting. The Bakery Chef business is slightly seasonal, with sales and profit typically lower in the quarter ending in March. In addition, the profit contribution for the three months ended March 31, 2004 was reduced by unfavorable ingredient costs (specifically eggs and soybean oil), as well as production inefficiencies associated with new product start-ups. While Ralcorp has recorded estimated values for property and intangible assets acquired, along with related estimates of depreciation and amortization, the final appraisals and valuations are still in progress.

LIQUIDITY AND CAPITAL RESOURCES

    Historically, we have funded operating needs by generating positive cash flows through operations. We expect to continue generating operating cash flows through our mix of businesses and expect that short-term and long-term liquidity requirements will be met through a combination of operating cash flows and strategic use of borrowings under committed and uncommitted credit arrangements. Capital resources remained strong at March 31, 2004, with a net worth of $445.1 million and a long-term debt to total capital ratio of 49%, compared to corresponding figures for September 30, 2003, of $412.7 million and 27%. Refer to the discussion below of our new fixed rate notes issued to fund the acquisition of Bakery Chef. Working capital, excluding cash and cash equivalents, was up to $92.3 million at March 31, 2004, from $84.2 million at September 30, 2003, primarily as a result of the addition of the Bakery Chef and C2B businesses.
    Cash flows from operating activities were $60.6 million and $88.1 million for the six months ended March 31, 2004 and 2003, respectively. Last year’s number was unusually high due to a $27.8 million decrease in working capital during the period.  Most notably, inventories decreased $25.7 million during the first half of fiscal 2003 as a result of working capital reduction efforts. Excluding amounts purchased in business acquisitions, working capital decreased $2.6 million from September 30, 2003, to March 31, 2004.
On December 3, 2003, we acquired the Bakery Chef business. We paid a total of $289.2 million related to this acquisition, including purchase price, investment advisory fees, legal fees, and other related costs, and net of $.1 million of cash acquired. On February 27, 2004, we acquired the C2B business for $23.9 million. Ralcorp’s planned capital expenditures for fiscal 2004 will require approximately $50 million, of which $19.7 million was spent during the first six months. As discussed below, we have adequate capacity under current borrowing arrangements to meet these cash needs.
Initially, cash for the Bakery Chef acquisition was borrowed under our revolving credit agreement and uncommitted credit arrangements, but on December 22, 2003, we completed a $270 million private placement of long-term fixed rate senior notes yielding a weighted average interest rate of 4.6%. Details about these notes are included in Note 13 in Item 1. As of March 31, 2004, total remaining availability under our $275 million revolving credit agreement and our $35 million uncommitted credit arrangements was $310 million, subject to certain covenant restrictions. Currently, the most restrictive covenant is a maximum Total Debt to Adjusted EBITDA (each term as defined in the credit agreement) ratio of 3.5:1. As of March 31, 2004, Ralcorp was in compliance with all covenants, with a Total Debt to Adjusted EBITDA ratio of 2.88:1. In addition, our March 31, 2004, balance sheet included $30.2 million of cash and cash equivalents. The revolving credit agreement expires on October 16, 2004. Before that time, we intend to extend it or replace it with a similar agreement with a lesser borrowing capacity.

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
Food producers have introduced product lines deemed to have “low” or “reduced” carbohydrates to meet the demands of consumers who are following the “Atkins,” “South Beach,” or other dietary plans. Many of our product lines contain significant amounts of carbohydrates. Changes in consumers’ preferences and the potential popularity of new low-carbohydrate products could adversely affect our businesses, but the impact, if any, cannot be determined at this time.
In July 2003, the Food and Drug Administration issued a final rule amending its regulations on nutrition labeling to require that trans fat be declared in the nutrition label of conventional foods and dietary supplements on a separate line immediately under the line for the declaration of saturated fat. The new rule will be effective January 1, 2006. Because of this regulatory change, we may incur costs related to packaging modifications. Furthermore, given the increased focus on trans fat content and the related health risks indicated by recently published scientific studies, we may incur additional costs to research and implement formulation changes on certain products. The ultimate impact of this regulation upon our businesses cannot be determined at this time.
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
Pricing and volume agreements with customers are generally determined by the customers’ periodic requests for competitive category reviews in each of our divisions. During the first half of fiscal 2004, Ralston Foods participated in several of these category reviews and was able to maintain or grow volumes, albeit at reduced margin levels.  Ralston Foods anticipates additional category review requests to occur during the remainder of the year.  In this environment, it is imperative that volume gains substantially offset the continued pricing pressures.

    Cost increases, including recent increases in ingredient and packaging costs, contribute to margin pressures. On an enterprise-wide basis, we manage these cost increases by selected forward purchasing and hedging of certain ingredients. During long periods of rising commodity costs, such as we are currently experiencing, these mitigation efforts can become less effective as favorable contracts expire. Further, increased employee health care and other benefit costs will continue into the foreseeable future. Accordingly, aggressive cost containment remains an important goal of the organization. In addition, increased distribution is required to remain competitive whether through new and improved product emulations or new co-manufacturing opportunities.
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
    The division has substantially completed the consolidation of Lofthouse and Cascade into a single operating facility in Ogden, UT, with expected annual cost savings of approximately $3.0 to $3.6 million. The addition of C2B, a producer of par-baked frozen breads, provides the division with an expanded product line. In addition, Bremner will continue to focus on cost containment, new products and volume growth of existing products in order to improve operating results.
    On January 12, 2004, Bake-Line Group, LLC, a producer of cookies and crackers, filed a Chapter 7 bankruptcy petition in Delaware and ceased operations. As a result of the filing, Bremner has begun supplying products to several of Bake-Line’s former customers. We believe Bake-Line’s private label sales were approximately $80 million annually.
    As with all of our businesses, Bremner’s sales volumes under co-manufacturing arrangements with other manufacturers can fluctuate considerably. Based on current projections, we believe Bremner’s co-manufacturing sales in the third quarter of fiscal 2004 will be much lower than in last year’s third quarter and in the first two quarters of this year.

Dressings, Syrups, Jellies & Sauces

    Carriage House’s competitors, both large and small, continue to be aggressive on pricing. In addition, the division continues to be negatively affected by certain ingredient cost increases (including soybean oil and eggs) as well as increased employee health care and benefit costs. Wherever possible, we will continue to implement slight price increases to help offset these rising costs. Encouragingly, the cost of peanuts, a major ingredient for Carriage House (peanut butter), has been favorably impacted by the Farm Act of 2002. Although we expect the segment to benefit from lower peanut costs in the remainder of fiscal 2004, such benefit will likely be more than offset by the aforementioned cost increases and pricing pressures. If ingredient costs remain at elevated levels or continue to rise as expected in the second half of the year, profit margins could be reduced as favorable hedges and forward purchase contracts expire.
    The segment’s operating performance has improved from prior periods as a result of recent restructuring, including the sales of underperforming operations and related plant rationalizations, and ongoing process improvement projects. We believe we will be able to realize annual savings in costs of products sold of $2.5 to $3.0 million (approximately $1.0 million of which is non-cash) during 2004, associated with these efforts.
    As previously disclosed, Carriage House was notified by a major customer that it will move production of pourable salad dressings to one of our competitors in order to achieve lower prices. The products affected represented less than 2 percent of the segment’s 2003 net sales. We are currently finalizing a plan to effectively utilize the resulting capacity for other customers and products. If the volume cannot be entirely replaced, or associated costs effectively reduced, this move may have a detrimental impact on the operations of Carriage House in the third fiscal quarter and beyond.

Snack Nuts & Candy

    Snack nuts and candy continue to be very competitive categories. This segment of Ralcorp faces significant competition from branded manufacturers as well as private label and regional producers, and we expect the current pricing pressure to continue into the foreseeable future. The majority of the cost of products sold relates to commodities including peanuts, cashews, and tree nuts such as macadamias, pecans, and almonds. The cost of these commodities fluctuate, sometimes drastically, based upon worldwide supply and demand. These commodity fluctuations, when not accompanied by pricing changes due to competition, can result in short-term changes in the profitability of the segment. We currently have committed contracts for a large portion of our commodity needs for the remainder of fiscal 2004.  During that period, we expect peanut and cashew costs to remain relatively constant while tree nuts are expected to increase slightly from current levels; however, tree nut costs will be considerably higher than in the corresponding period of fiscal 2003. Whenever possible, we will continue to implement price increases to help offset these rising costs.
    Higher sales volumes and the implementation of a new information system at two locations during the first quarter of 2004 resulted in temporary production inefficiencies and higher inventory storage costs, but these issues have been addressed and should not have a major impact going forward. The segment will continue to focus on maintaining its customer base and the high quality of its products and on developing new products.

Frozen Pancakes, Biscuits & Breads

    Bakery Chef is a platform for entry into the food service channel and frozen food segment. Based on the year-to-date results, forecasts, and preliminary values assigned to property and intangibles, we anticipate the acquisition will add $.25 to $.35 to diluted earnings per share on an annual basis ($.20 to $.25 for fiscal 2004). This business is currently being negatively impacted by higher costs of ingredients, including eggs and soybean oil. We believe we will be able to recover many of these increases over time through price adjustments with customers.

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
(iii) Significant or recurring increases in the cost of certain raw materials (e.g., grain products, soybean oil, various nuts, corn syrup, cocoa, eggs), packaging materials, or the energy used to manufacture our products, to the extent not reflected in the price of our products, and freight costs, could adversely impact our results;
(iv) Increases in expenses associated with insurance or employee benefits could adversely impact our results;
(v) Interruptions or difficulties in the manufacture or distribution of our products due to work stoppages or labor strikes; mechanical, operational, or transportation difficulties; and similar interruptions or difficulties within our supply chain or markets;
(vi) Our non-cash earnings can be adversely affected by unfavorable results from Vail Resorts, Inc., because of our approximate twenty-one percent equity ownership interest;
(vii) The termination or expiration of, or the fluctuation in product volume pursuant to, certain co-manufacturing arrangements with other manufacturers within our competitive categories, and our potential inability to replace a previously existing level of business thereunder could negatively affect our operating results;
(viii) Our businesses compete in mature segments with competitors having large percentages of segment sales that could limit both segment growth potential and our sales opportunities;
(ix) We have realized increases to sales and earnings through the acquisitions of businesses, but the ability to undertake future acquisitions depends on many factors that we do not control, such as identifying available acquisition candidates and negotiating satisfactory terms upon which to purchase such candidates;
(x) The increases to sales and earnings that we expect to achieve from the businesses we acquire may be temporary or may not be fully realized;
(xi) A significant portion of the interest on our indebtedness is set on a short-term basis, such that increases in interest rates will increase our interest expense;

(xii) If actual or forecasted cash flows of any reporting unit deteriorate such that its fair value falls below its carrying value, goodwill would likely be impaired and an impairment loss would be recorded immediately as a charge against earnings;
(xiii) We may not be able to achieve anticipated cost savings from restructuring the growing in-store bakery group;
(xiv) The systematic conversion of multiple and varied facility and operating division information systems, and the implementation of new, integrated, Company-wide information systems software which began in February 2003, with conversions beginning in September 2003 and expected to continue at least through February 2006, could cause delays, disruptions, or other inefficiencies to our business operations;
(xv) Changes in consumer tastes and product preferences, as well as market demand for new and existing products, including, but not limited to, those deemed to have “low” or “reduced” carbohydrate content;
(xvi) Changes in the laws and regulations, or in the interpretation or enforcement of the laws and regulations, that affect our businesses or aspects thereof including, but not limited to, nutrition and ingredient content and labeling, or income, sales and franchise taxation; and
(xvii) Other uncertainties, all of which are difficult to predict and many of which are beyond our control, may impact our financial position, including those risks detailed from time to time in our publicly filed documents. These and other factors are discussed in our Securities and Exchange Commission filings.
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

    We believe there have been no material changes in the reported market risks faced by the Company during the six months ended March 31, 2004. For additional information, refer to Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2003.

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

PART II. OTHER INFORMATION

There is no information required to be reported under any items except those indicated below.

Item 2.	Changes in Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31, 2004	0	0	0	See total

February 1 – February 29, 2004	0	0	0	See total

March 1 – March 31, 2004	0	0	0	See total

Total	0	0	0	1,665,300

Item 4.	Submission of Matters to a Vote of Security Holders.

On February 5, 2004, the Registrant held its Annual Meeting of Shareholders. The following two directors were elected for a term of three years, expiring at the Annual Meeting of Shareholders to be held in 2007, or at such other time when their successors are elected:

	Votes For	Votes Withheld

Richard A. Liddy	26,615,885	894,150
William P. Stiritz	17,823,475	8,686,560

Item 5.	Other Information.

None.

Item 6.	Exhibits and Reports on Form 8-K.

(a)		Exhibits.
10.1*
Amendment No. 1 to the $275,000,000 Credit Agreement among Ralcorp Holdings, Inc., the lenders named therein, and Bank One, N.A., as Agent, dated as of October 16, 2001. (Filed as Exhibit 10.1 to the Company’s Form 8-K Current Report dated March 22, 2004.)

	31.1	Certification of Kevin J. Hunt dated May 17, 2004.
	31.2	Certification of David P. Skarie dated May 17, 2004.
	31.3	Certification of Thomas G. Granneman dated May 17, 2004.
	32	Certifications pursuant to 18 U.S.C. Section 1350 of Kevin J. Hunt, David P. Skarie and Thomas G. Granneman dated May 17, 2004.
* Incorporated by reference

(b)	Reports on Form 8-K.

On January 29, 2004, the Registrant announced its fiscal 2004 first quarter earnings.

On February 2, 2004, the Registrant amended its Form 8-K dated December 8, 2003 by revising the date financial statements would be filed relating to the acquisition of Bakery Chef, Inc.

On February 5, 2004, the Registrant announced the results from its Annual Meeting of Shareholders.

On February 17, 2004, the Registrant filed the financial statements and the financing of the acquisition of Bakery Chef, Inc. under a $275 million credit agreement.

On February 18, 2004, the Registrant announced the signature of a definitive agreement to purchase the assets of Concept 2 Bakers (C2B).

On March 1, 2004, the Registrant announced the completion of its purchase of the assets of Concept 2 Bakers (C2B).

On March 22, 2004, the Registrant filed Amendment No. 1 to the $275,000,000 Credit Agreement among Ralcorp Holdings, Inc., the lenders named therein, and Bank One, N.A., as Agent, dated as of October 16, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RALCORP HOLDINGS, INC.

By: /s/ T. G. Granneman
T. G. Granneman
Duly Authorized Signatory and
Chief Accounting Officer

May 17, 2004

Exhibit Index

Exhibit    Description

10.1*
Amendment No. 1 to the $275,000,000 Credit Agreement among Ralcorp Holdings, Inc., the lenders named therein, and Bank One, N.A., as Agent, dated as of October 16, 2001. (Filed as Exhibit 10.1 to the Company’s Form 8-K Current Report dated March 22, 2004.)

31.1	Certification of Kevin Hunt dated May 17, 2004.
31.2	Certification of David P. Skarie dated May 17, 2004.
31.3	Certification of Thomas G. Granneman dated May 17, 2004.
32	Certification pursuant to 18 U.S.C. Section 1350 of Kevin J. Hunt, David P. Skarie and Thomas G. Granneman dated May 17, 2004.

* Incorporated by reference