Form 10-Q
period 2004-06-30
RALCORP HOLDINGS INC /MO
filed 2004-08-16
CIK 1029506

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004.

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO ____________.

Commission file number: 1-12619

Ralcorp Holdings, Inc.
(Exact name of registrant as specified in its charter)

Missouri	43-1766315
(State of Incorporation)	(I.R.S. Employer
Identification No.)

800 Market Street, Suite 2900
St. Louis, MO	63101
(Address of principal	(Zip Code)
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b-2 of the Exchange Act). Yes (x) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at
par value $.01 per share	August 10, 2004
29,255,940

RALCORP HOLDINGS, INC.

INDEX

		PAGE

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Statement of Earnings	1

	Condensed Consolidated Statement of Comprehensive Income	1

	Condensed Consolidated Balance Sheet	2

	Condensed Consolidated Statement of Cash Flows	3

	Notes to Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

PART II.	OTHER INFORMATION

Item 2.	Changes in Securities and Use of Proceeds	18

Item 5.	Other Information	18

Item 6.	Exhibits and Reports on Form 8-K	18

(i)

                                                                                            PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

RALCORP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF EARNINGS (Unaudited)
(Dollars in millions except per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Net Sales	$386.3	$311.5	$1,132.2	$974.2
Cost of products sold	(305.6)	(249.0)	(900.6)	(782.7)

Gross Profit	80.7	62.5	231.6	191.5
Selling, general and administrative expenses	(52.0)	(42.7)	(147.5)	(125.5)
Interest expense, net	(3.7)	(.8)	(9.2)	(2.6)
Restructuring charges	(.4)	(2.2)	(1.0)	(13.4)
Litigation settlement income	.1	-	.9	14.6

Earnings before Income Taxes
and Equity Earnings	24.7	16.8	74.8	64.6
Income taxes	(9.0)	(6.1)	(27.3)	(23.3)

Earnings before Equity Earnings	15.7	10.7	47.5	41.3
Equity in earnings of Vail Resorts, Inc.,
net of related deferred income taxes	8.9	5.3	5.1	4.8

Net Earnings	$24.6	$16.0	$52.6	$46.1

Earnings per Share
Basic	$.84	$.55	$1.80	$1.58
Diluted	$.82	$.54	$1.76	$1.55

See accompanying Notes to Condensed Consolidated Financial Statements.

RALCORP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in millions)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Net Earnings	$24.6	$16.0	$52.6	$46.1
Other comprehensive (loss) income	(3.5)	.4	(2.5)	(.7)

Comprehensive Income	$21.1	$16.4	$50.1	$45.4

See accompanying Notes to Condensed Consolidated Financial Statements.

RALCORP HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)
(Dollars in millions)

	June 30,	Sep. 30,
	2004	2003

Assets
Current Assets
Cash and cash equivalents	$21.2	$29.0
Investment in Ralcorp Receivables Corporation	74.5	52.4
Receivables, net	20.4	10.9
Inventories	174.1	145.7
Deferred income taxes	4.8	2.9
Prepaid expenses and other current assets	3.4	3.0

Total Current Assets	298.4	243.9
Investment in Vail Resorts, Inc.	88.0	80.1
Property, Net	341.8	265.3
Goodwill	365.2	177.6
Other Intangible Assets, Net	87.9	15.7
Other Assets	11.3	11.7

Total Assets	$1,192.6	$794.3

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$98.5	$85.1
Other current liabilities	64.0	45.6

Total Current Liabilities	162.5	130.7
Long-term Debt	424.5	155.9
Deferred Income Taxes	57.1	20.0
Other Liabilities	79.5	75.0

Total Liabilities	723.6	381.6

Shareholders' Equity
Common stock	.3	.3
Capital in excess of par value	115.0	114.1
Retained earnings	446.4	393.8
Common stock in treasury, at cost	(71.5)	(76.9)
Unearned portion of restricted stock	(.2)	(.1)
Accumulated other comprehensive loss	(21.0)	(18.5)

Total Shareholders' Equity	469.0	412.7

Total Liabilities and Shareholders' Equity	$1,192.6	$794.3

See accompanying Notes to Condensed Consolidated Financial Statements.

RALCORP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
(Dollars in millions)

	Nine Months Ended
	June 30,

	2004	2003

Cash Flows from Operating Activities
Net earnings	$52.6	$46.1
Adjustments to reconcile net earnings to net
cash flow provided by operating activities:
Depreciation and amortization	34.3	29.3
Sale of receivables, net	(34.2)	(24.6)
Deferred income taxes	1.8	2.0
Equity in earnings of Vail Resorts, Inc.	(7.9)	(7.3)
Tomato paste asset impairment	-	5.0
Loss on sale of tomato paste business	-	3.6
Other changes in current assets and liabilities, net
of effects of business acquisitions	11.8	33.4
Other, net	2.8	5.1

Net Cash Provided by Operating Activities	61.2	92.6

Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	(313.1)	-
Additions to property and intangible assets	(34.9)	(26.2)
Proceeds from sale of property	.4	2.5
Proceeds from sale of tomato paste business	-	2.9

Net Cash Used by Investing Activities	(347.6)	(20.8)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	270.0	150.0
Net borrowings (repayments) under credit arrangements	4.3	(173.0)
Purchase of treasury stock	-	(28.6)
Proceeds from exercise of stock options	4.4	.8
Other, net	(.1)	-

Net Cash Provided (Used) by Financing Activities	278.6	(50.8)

Net (Decrease) Increase in Cash and Cash Equivalents	(7.8)	21.0
Cash and Cash Equivalents, Beginning of Period	29.0	3.2

Cash and Cash Equivalents, End of Period	$21.2	$24.2

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

NOTE 2 – RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2003, the Financial Accounting Standards Board (FASB) revised Statement of Financial Accounting Standards No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” The revision modifies the disclosure requirements for annual financial statements and adds disclosure requirements for interim financial statements. Those interim disclosures are included in Note 5.

In March 2004, the Emerging Issues Task Force (EITF) reached a final consensus on Issue 03-6, "Participating Securities and the Two-class Method Under FASB Statement No. 128, Earnings Per Share." EITF 03-6 addresses a number of questions regarding the computation of earnings per share ("EPS") by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends. EITF 03-6 requires the use of the two-class method for computing basic EPS when participating convertible securities exist. EITF 03-6 is effective for fiscal periods beginning after March 31, 2004, and was adopted by the Company in the quarter ended June 30, 2004. The Company has relatively few participating securities, so the effects of EITF 03-6 are minor. Because applying EITF 03-6 to previously reported EPS calculations results in immaterial changes to basic EPS (no more than $.01 per share for any period) and no changes to diluted EPS, the Company has not restated those EPS amounts.

FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” (the FSP) was issued in May 2004. It provides guidance on accounting for the effects of the new Medicare prescription drug legislation by employers whose prescription drug benefits are actuarially equivalent to the drug benefit under Medicare Part D. It also contains complex rules for transition that permit various alternative prospective and retroactive transition approaches. For public companies, the FSP is effective as of the first interim or annual period beginning after June 15, 2004. The Company is in the process of evaluating the effect of the FSP on its financial statements.

NOTE 3 – ACQUISITIONS

On December 3, 2003, the Company completed the purchase of 100 percent of the stock of Value Added Bakery Holding Company, also known as Bakery Chef. Bakery Chef is a leading manufacturer of frozen griddle products (pancakes, waffles, and French toast) and pre-baked biscuits and breads. The acquisition provides a platform for increasing Ralcorp’s existing access to the food service channel and allows entry into the frozen food segment. Bakery Chef is reported as the “Frozen Pancakes, Biscuits & Breads” segment. Ralcorp paid a total of $289.3 related to the acquisition, including amounts paid to the former owners and holders of Bakery Chef’s outstanding indebtedness, as well as investment advisory fees, legal fees, and other related costs. Based on a preliminary allocation of the acquisition cost to assets acquired and liabilities assumed, the Company recorded $184.8 to goodwill as of June 30, 2004. The allocation is subject to change pending the completion of analyses necessary to determine the fair values of certain assets and liabilities. The allocation included $69.0 of customer relationships and $6.3 of trademarks, subject to amortization over a 16-year weighted-average amortization period.

On February 27, 2004, the Company purchased the assets of Concept 2 Bakers (C2B), including a bakery located in Fridley, Minnesota. Ralcorp paid a total of $23.9 related to the acquisition. Based on a preliminary allocation of the acquisition cost to assets acquired and liabilities assumed, the Company recorded $2.9 to goodwill as of June 30, 2004. C2B is operated and reported as part of Bremner’s in-store bakery group in the “Cereals, Crackers & Cookies” segment.

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Net sales	$386.3	$364.0	$1,180.9	$1,128.2
Net earnings	24.9	19.1	55.4	54.6
Basic earnings per share	.85	.66	1.89	1.87
Diluted earnings per share	.83	.65	1.85	1.83

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Net earnings, as reported	$24.6	$16.0	$52.6	$46.1
Deduct: Total stock-based employee
compensation expense determined
under fair value based method,
net of related tax effect	(.7)	(.7)	(2.0)	(1.9)

Pro forma net earnings	$23.9	$15.3	$50.6	$44.2

Earnings per share:
Basic - as reported	$.84	$.55	$1.80	$1.58
Basic - pro forma	$.82	$.53	$1.74	$1.51

Diluted - as reported	$.82	$.54	$1.76	$1.55
Diluted - pro forma	$.80	$.52	$1.70	$1.49

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Pension Benefits
Service cost	$.9	$1.3	$2.7	$4.0
Interest cost	2.3	2.3	6.7	6.8
Expected return on plan assets	(3.0)	(2.9)	(8.9)	(8.7)
Amortization of unrecognized net loss	.1	.1	.4	.2

Net periodic benefit cost	$.3	$.8	$.9	$2.3

Other Benefits
Service cost	$-	$-	$.1	$.1
Interest cost	.4	.4	1.3	1.3
Amortization of unrecognized net loss	.3	.2	.7	.6

Net periodic benefit cost	$.7	$.6	$2.1	$2.0

NOTE 6 – RESTRUCTURING CHARGES

In June of 2004, the Company finalized a plan to close its Kansas City Plant and move production to other facilities within the Carriage House division, and $.2 of severance costs were incurred.  This project, which includes the termination of 42 employees, is scheduled to be completed during the fourth quarter.

In the quarter ended March 31, 2003, Ralcorp announced its plans to close its in-store bakery (ISB) facility in Kent, WA, part of the Cereals, Crackers & Cookies segment, and transfer production from that facility and two other ISB facilities to a new ISB plant located in Utah. This project was completed in the quarter ended June 30, 2004.

In the quarter ended December 31, 2002, the Company finalized its plans to reduce operations at its Streator, IL facility and transfer production of all product lines except peanut butter to other Dressings, Syrups, Jellies & Sauces locations. This project was completed in the third quarter of fiscal 2003.

Also, in the quarter ended December 31, 2002, the Company sold its ketchup business, including certain equipment and inventory, and recorded a net loss on the sale. Further, management determined that the resulting reduced cash flows from its tomato paste business, which had supplied the Company’s ketchup production, were less than the carrying value of its paste production facility located near Williams, CA. Accordingly, the fair value of the related fixed assets as of December 31, 2002, was assessed based on a preliminary market quote, resulting in an impairment charge. On February 4, 2003, the Company sold its tomato paste business, including the Williams facility, resulting in an additional loss. The ketchup and paste operations were both part of the Dressings, Syrups, Jellies & Sauces segment.

The following table details the amounts included in “Restructuring charges” for the three and nine months ended June 30, 2004 and 2003, along with the corresponding cumulative charges for these restructuring projects through June 30, 2004.

	Three Months Ended		Nine Months Ended		Cumulative
	June 30,		June 30,		Through
					June 30,
	2004	2003	2004	2003	2004

Kansas City - Employee termination benefits	$.2	$-	$.2	$-	$.2
ISB - Removal and relocation of equipment	.2	.4	.6	.4	1.9
ISB - Write-off of abandoned property	-	.2	.2	.2	.4
ISB - Operating lease termination costs	-	1.2	-	1.2	1.2
ISB - Employee termination benefits	-	.1	-	.2	.2
Streator - Write-off of abandoned property	-	.1	-	.2	.2
Streator - Employee termination benefits	-	-	-	1.2	1.2
Ketchup - Loss on sale of business	-	.1	-	1.4	1.4
Tomato Paste - Asset impairment	-	-	-	5.0	5.0
Tomato Paste - Loss on sale of business	-	.1	-	3.6	3.6

	$.4	$2.2	$1.0	$13.4

NOTE 7 – LITIGATION SETTLEMENT INCOME

The Company received payments in partial settlement of legal claims. Most of these claims related to vitamin antitrust litigation. These payments are shown net of related expenses as “Litigation settlement income” on the statement of earnings.

NOTE 8 – EARNINGS PER SHARE

The weighted-average shares outstanding for basic and diluted earnings per share were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Weighted Average Shares
for Basic Earnings per Share	29,158	28,892	29,055	29,203
Dilutive effect of:
Stock options	666	498	650	459
Restricted stock awards	7	2	5	1
Deferred compensation awards	123	135	130	125

Weighted Average Shares
for Diluted Earnings per Share	29,954	29,527	29,840	29,788

NOTE 9 – SALE OF RECEIVABLES

On September 24, 2001, the Company entered into a three-year agreement to sell, on an ongoing basis, all of its trade accounts receivable to a wholly owned, bankruptcy-remote subsidiary named Ralcorp Receivables Corporation (RRC), which in turn can sell a portion of the receivables to a bank commercial paper conduit. RRC is a qualifying special purpose entity under FAS 140 and the sale of Ralcorp receivables to RRC is considered a true sale for accounting, tax and legal purposes. The accounts receivable of the newly acquired Bakery Chef and C2B businesses have not been incorporated into the sale agreement and are not currently being sold to RRC.  As of June 30, 2004, the outstanding balance of receivables (net of an allowance for doubtful accounts) sold to RRC was $74.5 and the Company elected not to sell any to the conduit in June, resulting in a retained interest of $74.5 reflected on the Company’s consolidated balance sheet as an “Investment in Ralcorp Receivables Corporation.” As of September 30, 2003, net receivables sold were $86.6 and proceeds received from the conduit were $34.2, resulting in a subordinated retained interest of $52.4. Discounts related to the sale of receivables to the conduit totaled $.3 and $.6 in the nine months ended June 30, 2004 and 2003, respectively, and are included on the statement of earnings in selling, general and administrative expenses.

NOTE 10 -- INVENTORIES consisted of:

	June 30,	June 30,
	2004	2003

Raw materials and supplies	$70.9	$62.2
Finished products	105.2	85.4

	176.1	147.6
Allowance for obsolete inventory	(2.0)	(1.9)

	$174.1	$145.7

 NOTE 11 -- PROPERTY, NET consisted of:

	June 30,	June 30,
	2004	2003

Property at cost	$585.8	$484.7
Accumulated depreciation	(244.0)	(219.4)

	$341.8	$265.3

NOTE 12 – OTHER INTANGIBLE ASSETS, NET consisted of:

	June 30, 2004			September 30, 2003

	Carrying Amount	Accum. Amort.	Net Amount	Carrying Amount	Accum. Amort.	Net Amount

Subject to amortization:
Computer software	$28.3	$(21.9)	$6.4	$26.7	$(20.0)	$6.7
Trademarks	6.3	(.3)	6.0	-	-	-
Customer relationships	69.0	(2.5)	66.5	-	-	-

	103.6	(24.7)	78.9	26.7	(20.0)	6.7
Not subject to amortization:
Trademarks	9.0	-	9.0	9.0	-	9.0

	$112.6	$(24.7)	$87.9	$35.7	$(20.0)	$15.7

Amortization expense related to these assets was $1.9 and $.8 during the three months ended June 30, 2004 and 2003, respectively, and $4.7 and $2.5 for the nine-month periods then ended. Scheduled amortization expense related to these assets is approximately $1.5 for the fourth quarter of fiscal 2004 and between $4.8 and $6.3 for each of the next five years.

NOTE 13 – LONG-TERM DEBT consisted of:

	June 30, 2004		September 30, 2003

	Balance	Rate	Balance	Rate

Floating Rate Senior Notes, Series A	$ 150.0	2.13%	$ 150.0	1.98%
Fixed Rate Senior Note, Series B	145.0	4.24%	-	n/a
Fixed Rate Senior Note, Series C	50.0	5.43%	-	n/a
Fixed Rate Senior Note, Series D	75.0	4.76%	-	n/a
Industrial Development Revenue Bond	5.6	1.07%	5.6	0.99%
Other	4.5	Various	.3	Various

	430.1		155.9
Less: Amounts classified as current	(5.6)		-

	$ 424.5		$ 155.9

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

As of June 30, 2004, aggregate maturities of long-term debt are as follows: $4.4 in fiscal 2004, $5.7 in fiscal 2005, $29.0 in fiscal 2007, $39.7 in fiscal 2008, and $351.3 thereafter. 2004 maturities consist of borrowings from banks under uncommitted credit arrangements and are classified as long-term based upon management’s intent and ability to refinance these amounts on a long-term basis. 2005 includes the $5.6 Industrial Development Revenue Bond, maturing April 1, 2005 and classified in current liabilities as of June 30, 2004.

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,

	2004	2003	2004	2003

Net Sales
Ralston Foods	$83.7	$76.7	$252.4	$236.6
Bremner	110.1	93.2	321.3	293.3

Cereals, Crackers & Cookies	193.8	169.9	573.7	529.9
Dressings, Syrups, Jellies & Sauces	97.6	101.0	292.7	309.5
Snack Nuts & Candy	50.1	40.6	166.8	134.8
Frozen Pancakes, Biscuits & Breads	44.8	-	99.0	-

Total	$386.3	$311.5	$1,132.2	$974.2

Profit Contribution
Cereals, Crackers & Cookies	$19.1	$17.0	$62.0	$56.6
Dressings, Syrups, Jellies & Sauces	3.6	2.5	10.6	4.8
Snack Nuts & Candy	5.0	5.0	13.7	18.6
Frozen Pancakes, Biscuits & Breads	6.5	-	13.2	-

Total segment profit contribution	34.2	24.5	99.5	80.0
Interest expense, net	(3.7)	(.8)	(9.2)	(2.6)
Restructuring charges	(.4)	(2.2)	(1.0)	(13.4)
Accelerated depreciation related to restructuring	(.5)	(.2)	(.8)	(2.7)
Litigation settlement income, net	.1	-	.9	14.6
Systems upgrades and conversions	(1.2)	(.7)	(3.7)	(1.5)
Other unallocated corporate expenses	(3.8)	(3.8)	(10.9)	(9.8)

Earnings before income taxes
and equity earnings	$24.7	$16.8	$74.8	$64.6

	June 30,	Sep. 30,
	2004	2003

Total Assets
Cereals, Crackers & Cookies	$371.3	$331.9
Dressings, Syrups, Jellies & Sauces	165.4	168.8
Snack Nuts & Candy	104.5	101.2
Frozen Pancakes, Biscuits & Breads	335.7	-

Total segment assets	976.9	601.9
Investment in Ralcorp Receivables Corporation	74.5	52.4
Investment in Vail Resorts, Inc.	88.0	80.1
Other unallocated corporate assets	53.2	59.9

Total	$1,192.6	$794.3

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

RESULTS OF OPERATIONS

Consolidated

Net Earnings  For the three and nine months ended June 30, 2004, net earnings were up $8.6 million (54%) and $6.5 million (14%), respectively, from the corresponding periods of fiscal 2003. Gross profit increased $18.2 million (29%) and $40.1 million (21%), respectively. This improvement was partially offset by higher selling, general and administrative expenses and interest expense. Special items (litigation settlement income, net of restructuring charges) were slightly favorable for the current three-month period, but slightly unfavorable through nine months. The third quarter of fiscal 2004 was also helped by favorable results from our investment in Vail Resorts, Inc. More detailed discussion and analysis of these factors follows.
Net Sales Net sales for the third quarter and first nine months of fiscal 2004 were up 24% and 16%, respectively. About 70 percent of these improvements were due to results from the Bakery Chef and Concept 2 Bakers (C2B) businesses since their respective acquisition dates of December 3, 2003, and February 27, 2004. Bakery Chef is reported as the Frozen Pancakes, Biscuits & Breads segment, and C2B is operated and reported as part of Bremner’s in-store bakery group in the Cereals, Crackers & Cookies segment. Refer to the segment discussions below for other factors affecting results.
Operating Expenses For the three months ended June 30, 2004 and 2003, cost of products sold was 79.1% and 79.9% of net sales, respectively, while selling, general, and administrative (SG&A) expenses were 13.5% and 13.7% of net sales, respectively. Through the first nine months of fiscal 2004 and 2003, cost of products sold was 79.5% and 80.3%, and SG&A expenses were 13.0% and 12.9%. The cost of sales percentage was favorably impacted by production efficiencies due to increased volumes, product mix, and (for the nine-month period) lower accelerated depreciation related to restructuring projects ($.8 million in fiscal 2004 compared to $2.7 million last year). Although the prices of several ingredients (notably soybean oil, eggs, rice, wheat flour, macadamias, and almonds) were higher than in the prior year, much of the effects were mitigated through hedging, forward purchase contracts, and selling price adjustments. The significant increase in sales reduced the SG&A percentage in the third quarter, since many SG&A expenses are fixed costs. However, the nine-month SG&A percentage grew due to increased costs associated with large-scale information systems upgrades and conversions ($3.7 million in fiscal 2004 compared to $1.5 million a year ago). In addition, SG&A expenses were reduced by an $.8 million gain on sale of some Keystone resort property in the first quarter of fiscal 2003. Again, refer to the segment discussions below for other factors affecting results.
Interest Expense, Net Interest expense was $3.7 million and $9.2 million, respectively, for the three and nine months ended June 30, 2004, compared to $.8 million and $2.6 million in the corresponding periods of the prior year. The increase is attributable primarily to additional borrowings to fund the Bakery Chef acquisition. Initially, cash for the acquisition was borrowed under our $275 million revolving credit agreement, but on December 22, 2003, we completed a $270 million private placement of Fixed Rate Senior Notes in three tranches, as described in Note 13 in Item 1, with a weighted average interest rate of 4.6%. For the third quarter and first nine months of fiscal 2004, the weighted average interest rate on all of our outstanding debt was 3.6% and 3.3%, respectively, compared to 2.1% and 2.4% a year ago.
On September 24, 2001, we entered into a three-year agreement to sell our trade accounts receivable on an ongoing basis. Discounts related to this agreement totaled $.3 million and $.6 million in the first nine months of fiscal 2004 and 2003, respectively, and are included on the statement of earnings in selling, general and administrative expenses. The accounts receivable of the newly acquired Bakery Chef and C2B businesses are not currently being sold.
Restructuring Charges In the third quarter of fiscal 2004, Ralcorp completed the consolidation of its ISB cookie production facilities into a new facility located in Ogden, UT. Annual cost savings are expected to be $3.0 to $3.6 million. In June of 2004, the Company finalized a plan to close its Kansas City plant and move production to other facilities within the Carriage House division, and $.2 million of severance costs were incurred. Restructuring charges related to this project, which is scheduled to be completed during the fourth quarter, are expected to total $.7 million. In addition, accelerated depreciation of certain Kansas City assets is expected to total $1.3 million (including $.5 million recorded in the third quarter). Annual savings from this plant closure are expected to be $1.2 million.
See Note 6 in Item 1 for more information about restructuring charges.

Litigation Settlement Income We received payments in partial settlement of legal claims, primarily related to vitamin antitrust litigation. These payments are shown net of related expenses as “Litigation settlement income” on the statement of earnings.
Income Taxes Income tax provisions generally reflect statutory tax rates for the periods presented.
Equity in Earnings of Vail Resorts, Inc. Ralcorp continues to hold an approximate 21 percent equity ownership interest in Vail Resorts, Inc. Vail Resorts operates on a fiscal year ending July 31; therefore, we report our portion of Vail Resorts’ operating results on a two-month time lag. Vail Resorts’ operations are highly seasonal, typically yielding income for the second and third fiscal quarters and losses for the first and fourth fiscal quarters. However, in the second quarter of fiscal 2004, Vail Resorts recorded a charge related to debt refinancing, resulting in a reported net loss. For the third quarter ended June 30, 2004, our investment in Vail Resorts resulted in non-cash pre-tax earnings of $13.8 million ($8.9 million after taxes), compared to $8.1 million ($5.3 million after taxes) for last year’s third quarter, a change of $.12 per diluted share. Through nine months, Ralcorp’s after-tax equity earnings were $5.1 million and $4.8 million for fiscal 2004 and 2003, respectively.

Cereals, Crackers & Cookies

Third quarter net sales for the Cereals, Crackers & Cookies segment increased $23.9 million (14%) from last year, with the Bremner cracker and cookie division growing $16.9 million and the Ralston Foods cereal division adding $7.0 million. About half of Bremner’s net sales growth was the result of the acquired C2B business, while the rest came from incremental sales to customers of an insolvent competitor and increased sales to existing private label customers. Bake-Line Group, LLC filed a Chapter 7 bankruptcy petition and ceased operations on January 12, 2004. Since then, Bremner has begun supplying products to several former Bake-Line customers. Base cookie and cracker volumes were up 11%. ISB cookie sales volume, excluding C2B sales, was 2% above last year’s volume. At Ralston Foods, sales volume of private label ready-to-eat (RTE) cereal grew more than 12% from last year’s third quarter. That growth was driven by significant expansion with existing customers and new product introductions, partially offset by the loss of sales to Fleming Companies, Inc., as a result of its bankruptcy. The RTE sales volume increase was partially offset by volume declines in smaller product lines: 14% in foodservice, 2% in hot cereal, and 9% in co-manufacturing. Despite the lower co-manufacturing volume, co-manufacturing sales dollars improved as a result of a favorable product mix.
Through the first nine months of fiscal 2004, net sales for the segment were up $43.8 million (8%) from a year ago, with Bremner and Ralston Foods contributing increases of $28.0 million and $15.8 million, respectively. Excluding C2B sales, which were the source of almost half of Bremner’s growth, base cracker and cookie volumes were up about 3.5%, and ISB volume was up 1%. For Ralston Foods, the strength of 9% growth in RTE cereal sales volume was partially offset by a decline in co-manufacturing volume (though co-manufacturing sales dollars were flat) and a 5% decline in hot cereal volume.
The segment’s profit contribution improved 12% for the third quarter and 10% for the first nine months. Although the higher volumes resulted in production efficiencies on several lines, the benefits were partially offset by higher costs of ingredients derived from rice, corn, wheat, and soybean oil, as well as by increased freight and energy costs. Other factors which curbed the third quarter profit margins included higher storage costs and additional label design costs for former Bake-Line customers.

Dressings, Syrups, Jellies & Sauces

Carriage House’s net sales for the three and nine months ended June 30, 2004 decreased 3 percent and 5 percent, respectively, compared to the corresponding periods last year. These declines are attributable primarily to the exit from the industrial tomato paste and ketchup businesses during fiscal 2003. Sales were also reduced as a result of the Fleming bankruptcy and competitive pricing pressures on some product lines. These sales reductions were partially offset by increased business with several customers and price increases on some product lines in an attempt to mitigate escalating costs of certain ingredients.
The segment’s third quarter profit improved to $3.6 million in fiscal 2004 from $2.5 million in fiscal 2003. Through nine months, Carriage House has more than doubled its profit contribution, from $4.8 million last year to $10.6 million this year. Production labor costs were favorable in the current year as a result of recent restructuring and process improvement projects, while fiscal 2003 profit had been hurt by production inefficiencies associated with the partial shutdown of the plant in Streator, IL, and by Fleming receivables losses. Current year cost decreases in peanuts were offset by related selling price declines due to competitive pressures. Costs of other commodities, such as soybean oil, continued to be unfavorable but were partially offset by strategic hedging activity and price increases on some products. The segment has also been negatively impacted by higher freight costs.

Snack Nuts & Candy

Third quarter net sales for the Snack Nuts & Candy segment, also known as Nutcracker Brands, grew 23% from last year. Through nine months, the segment’s net sales were up 24%. This growth came primarily from increased orders from existing top customers for both continuing and new private label items, as well as from a new customer.
Despite higher sales, the segment’s third quarter profit was unchanged and nine-month profit fell $4.9 million (26%) from the corresponding periods last year. The profit comparisons were made more difficult by significantly reduced peanut costs last year, followed by competitive pricing pressures that reduced peanut margins this year. Higher commodity costs, especially tree nuts such as macadamias, almonds, and pecans, accounted for most of the nine-month profit decline. In addition, profit was reduced by higher energy costs and information systems costs.

Frozen Pancakes, Biscuits & Breads

On December 3, 2003, we completed the purchase of Bakery Chef, Inc., a leading manufacturer of frozen griddle products (pancakes, waffles, and French toast) and pre-baked biscuits and breads. Ralcorp paid a total of $289.3 million in cash to acquire Bakery Chef, which had net sales of $165 million for the year ended December 31, 2002 and $99.0 million since acquisition. Bakery Chef has contributed $13.2 million of profit since acquisition, including $6.5 million during our third quarter, net of $2.8 million and $1.6 million (respectively) of amortization expense related to intangibles recorded in purchase accounting. The profit contribution has been reduced by unfavorable ingredient costs (specifically eggs and soybean oil), partially offset by price increases.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have funded operating needs by generating positive cash flows through operations. We expect to continue generating operating cash flows through our mix of businesses and expect that short-term and long-term liquidity requirements will be met through a combination of operating cash flows and strategic use of borrowings under committed and uncommitted credit arrangements. Capital resources remained strong at June 30, 2004, with a net worth of $469.0 million and a long-term debt to total capital ratio of 48%, compared to corresponding figures for September 30, 2003, of $412.7 million and 27%. Refer to the discussion below of our new fixed rate notes issued to fund the acquisition of Bakery Chef. Working capital, excluding cash and cash equivalents, was up to $114.7 million at June 30, 2004, from $84.2 million at September 30, 2003, primarily as a result of the addition of the Bakery Chef and C2B businesses and an increase in our investment in Ralcorp Receivables Corporation.
Cash flows from operating activities were $60.6 million and $92.6 million for the nine months ended June 30, 2004 and 2003, respectively. The decline was caused primarily by inventory fluctuations (due to changes in both quantity and cost), with an increase of $16.6 million this year versus a decrease of $24.6 million last year, partially offset by smaller fluctuations in other components of working capital.
On December 3, 2003, we acquired the Bakery Chef business. We paid a total of $289.2 million related to this acquisition, including purchase price, investment advisory fees, legal fees, and other related costs, and net of $.1 million of cash acquired. On February 27, 2004, we acquired the C2B business for $23.9 million. Ralcorp’s planned capital expenditures for fiscal 2004 will require approximately $50 million, of which $34.9 million was spent during the first nine months. As discussed below, we have adequate capacity under current borrowing arrangements to meet these cash needs.
Initially, cash for the Bakery Chef acquisition was borrowed under our revolving credit agreement and uncommitted credit arrangements, but on December 22, 2003, we completed a $270 million private placement of long-term fixed rate senior notes yielding a weighted average interest rate of 4.6%. Details about these notes are included in Note 13 in Item 1. As of June 30, 2004, total remaining availability under our $275 million revolving credit agreement and our $35 million uncommitted credit arrangements was $305.6 million, subject to certain covenant restrictions. Currently, the most restrictive covenant is a maximum Total Debt to Adjusted EBITDA (each term as defined in the credit agreement) ratio of 3.5:1. As of June 30, 2004, Ralcorp was in compliance with all covenants, with a Total Debt to Adjusted EBITDA ratio of 2.55:1. Another source of liquidity is our investment in receivables sold to Ralcorp Receivables Corporation (see Note 9 in Item 1). In addition, our June 30, 2004, balance sheet included $21.2 million of cash and cash equivalents.
The agreements governing the sale of receivables expire in September 2004, but we are planning to renew them for another three years. The revolving credit agreement expires on October 16, 2004. Before that time, we intend to extend it or replace it with a similar agreement, possibly with a lesser borrowing capacity. Our $5.6 million Industrial Development Revenue Bond matures on April 1, 2005, but we are exploring the possibility of extending it.

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
Freight costs have been increasing and are expected to remain at elevated levels at least through the fourth quarter, thereby reducing profit margins. These cost increases are primarily the result of rising fuel prices. Further, a shortage of available common carriers in some areas is putting additional upward pressure on freight rates.
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
Pricing and volume agreements with customers are generally determined by the customers’ periodic requests for competitive category reviews in each of our divisions. During the first nine months of fiscal 2004, Ralston Foods participated in several of these category reviews and was able to maintain or grow volumes, albeit at reduced margin levels. Ralston Foods anticipates additional category review requests to occur during the remainder of the year. In this environment, it is imperative that volume gains substantially offset the continued pricing pressures.
Cost increases, including recent increases in ingredient, packaging, and energy costs, contribute to margin pressures. On an enterprise-wide basis, we manage these cost increases by selected forward purchasing and hedging. During long periods of rising commodity costs, such as we have experienced in fiscal 2004, these mitigation efforts can become less effective as favorable contracts expire. Further, increases in employee health care, other benefit costs, and freight are expected to continue into the foreseeable future. Accordingly, aggressive cost containment remains an important goal of the organization. In addition, increased distribution is required to remain competitive whether through new and improved product emulations or new co-manufacturing opportunities.
Our cracker and cookie operation, Bremner, also conducts business in a highly competitive category and is affected by many of the same cost and pricing challenges. Major branded competitors continue to market and promote their offerings aggressively and many smaller, regional branded and private label manufacturers provide additional competitive pressures. Recently, there has been minimal growth in the cookie and cracker categories, intensifying the competition. Bremner’s ability to maintain a sufficient price gap between products of branded producers and Bremner’s quality private label emulations and its ability to realize improved operating efficiencies from recent acquisitions will be important to its results of operations.

The division has completed the consolidation of Lofthouse and Cascade into a single operating facility in Ogden, UT, with expected annual cost savings of approximately $3.0 to $3.6 million beginning in the fourth quarter. The February 2004 addition of C2B, a producer of par-baked frozen breads, provides the division’s ISB operations with an expanded product line. In addition, Bremner will continue to focus on cost containment, new products and volume growth of existing products in order to improve operating results.
On January 12, 2004, Bake-Line Group, LLC, a producer of cookies and crackers, filed a Chapter 7 bankruptcy petition in Delaware and ceased operations. Since then, Bremner has begun supplying products to several of Bake-Line’s former customers. We expect sales to continue to increase in the fourth quarter of fiscal 2004 as additional products are finalized for former Bake-Line customers, but the effects may be partially offset by declining co-manufacturing sales.

Dressings, Syrups, Jellies & Sauces

Carriage House’s competitors, both large and small, continue to be aggressive on pricing. In addition, the division continues to be negatively affected by certain ingredient cost increases (including soybean oil and eggs) as well as increased employee health care, benefits, and freight costs. As warranted, we will continue to seek price increases to help offset these rising costs. If ingredient costs remain at elevated levels, profit margins will be negatively impacted as favorable hedges and forward purchase contracts expire in the fourth quarter.
The segment’s operating performance has improved from prior periods as a result of recent restructuring, including the sales of underperforming operations and related plant rationalizations, and ongoing process improvement and overhead reduction projects. Most recently, in June of 2004, Carriage House finalized a plan to close its plant in Kansas City, Kansas, and move production to other facilities. Restructuring charges and accelerated depreciation related to this project, which is scheduled to be completed during the fourth quarter of fiscal 2004, are expected to total about $2 million. Annual savings from this plant closure are expected to be $1.2 million beginning in fiscal 2005. In addition, Carriage House recently initiated administrative staffing reductions in a number of facilities, with estimated annual cost savings of $2.0 million. Costs associated with these reductions, including severance pay and outplacement services, are estimated at $.8 million, most of which will be recognized during the fourth quarter of fiscal 2004.
In June 2004, a major customer began purchasing pourable salad dressings from one of our competitors in order to achieve lower prices. The resulting loss of profit is expected to be partially offset by the aforementioned actions taken to reduce overhead costs. In addition, management is continuing its effort to replace the lost volume through additional sales to new and existing customers.

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
Higher sales volumes and the implementation of a new information system at two locations during the first quarter of 2004 resulted in temporary production inefficiencies and higher inventory storage costs, but these issues have been addressed and should not have a continuing impact going forward. The segment has recently initiated staffing reductions at several locations, with expected annual cost savings of $.7 million. Costs associated with these reductions, including severance pay and outplacement services, are estimated at $.4 million, which will be recognized in the fourth quarter. In addition, the segment will continue to focus on maintaining its customer base and the high quality of its products and on developing new products.

Frozen Pancakes, Biscuits & Breads

Bakery Chef produces frozen pancakes, waffles, French toast, biscuits, and breads, as well as dry mixes, and competes primarily in the foodservice channel. The foodservice channel is comprised of three major categories: national restaurant chains; distributors who provide products to restaurants; and management firms who manage food operations within schools, offices, and other institutions. Bakery Chef’s major customers include restaurant chains, foodservice operators, and retailers. Competition consists of other producers of similar products for foodservice customers, as well as branded and store brand suppliers to retailers. It is critical for Bakery Chef to provide high quality products, excellent customer service, superior product innovation, and competitive pricing to its customers. New product offerings, new foodservice and retail customers, and growth of existing customers will all be important to the future success of Bakery Chef.
For fiscal 2004, Bakery Chef’s profit contribution has been reduced by unfavorable ingredient costs (specifically eggs and soybean oil), partially offset by selling price increases. These ingredient cost increases have abated somewhat in the past 60 days, but costs remain high compared to the prior year. Nonetheless, management still anticipates the acquisition will add $.25 to $.35 to diluted earnings per share on an annual basis ($.20 to $.25 for fiscal 2004).

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
(xiii) We may not be able to achieve anticipated cost savings from restructuring and cost reduction projects;
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

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 2 in Item 1 for a discussion regarding recently issued accounting standards, including FAS 132 (revised 2003), EITF 03-6, and FSP 106-2.

Item 3.            Quantitative and Qualitative Disclosures About Market Risk.

We believe there have been no material changes in the reported market risks faced by the Company during the nine months ended June 30, 2004. For additional information, refer to Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2003.

Item 4.   Controls and Procedures.

We maintain systems of internal controls with respect to gathering, analyzing and disclosing all information required to be disclosed in this report. As of the end of the period covered by this report, we completed an evaluation, under the supervision and with the participation of the Co-Chief Executive Officers and Presidents and the Corporate Vice President and Controller, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon the review, such officers concluded that the design and operation of disclosure controls effectively alerted management to material information regarding the Company and required to be filed in this report. There have been no significant changes in our internal controls or other factors that could significantly affect those controls during the period covered by this report.

PART II. OTHER INFORMATION

There is no information required to be reported under any items except those indicated below.

Item 2.	Changes in Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 1 – April 30, 2004	0	0	0	See total

May 1 – May 31, 2004	0	0	0	See total

June 1 – June 30, 2004	0	0	0	See total

Total	0	0	0	1,665,300

Item 5.	Other Information.

None.

Item 6.	Exhibits and Reports on Form 8-K.

(a)		Exhibits.
	31.1	Certification of Kevin J. Hunt dated August 16, 2004.
	31.2	Certification of David P. Skarie dated August 16, 2004.
	31.3	Certification of Thomas G. Granneman dated August 16, 2004.
	32	Certifications pursuant to 18 U.S.C. Section 1350 of Kevin J. Hunt, David P. Skarie and Thomas G. Granneman dated August 16, 2004.

* Incorporated by reference

(b)	Reports on Form 8-K.

On April 29, 2004, the Registrant announced its fiscal 2004 second quarter and six month earnings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RALCORP HOLDINGS, INC.

By: /s/ T. G. Granneman
T. G. Granneman
Duly Authorized Signatory and
Chief Accounting Officer

August 16, 2004

Exhibit Index

Exhibit    Description

31.1	Certification of Kevin Hunt dated August 16, 2004.
31.2	Certification of David P. Skarie dated August 16, 2004.
31.3	Certification of Thomas G. Granneman dated August 16, 2004.
32	Certification pursuant to 18 U.S.C. Section 1350 of Kevin J. Hunt, David P. Skarie and Thomas G. Granneman dated August 16, 2004.