Form 10-K
period 2004-09-30
RALCORP HOLDINGS INC /MO
filed 2004-12-14
CIK 1029506

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  YES  ✓     NO__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  YES  ✓    NO__

On March 31, 2004, the aggregate market value of the Common Stock held by non-affiliates of Registrant was $855,514,345. Excluded from this figure is the Common Stock held by Registrant’s Directors and Corporate Officers, who are the only persons known to Registrant who may be considered to be its “affiliates” as defined under Rule 12b-2.

Number of shares of Common Stock, $.01 par value, outstanding as of December 3, 2004: 29,451,282.

DOCUMENTS INCORPORATED BY REFERENCE

Registrant’s Notice of Annual Meeting and Proxy Statement relating to its 2005 Annual Meeting (to be filed), to the extent indicated in Part III.

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

(iii) Significant increases in the cost of certain raw materials (e.g., peanuts, wheat, soybean oil, eggs, various tree nuts, corn syrup, cocoa, fruits) or energy used to manufacture the Company’s products, to the extent not reflected in the price of the Company’s products, could adversely impact the Company’s results;

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

(viii) Presently, a significant portion of the interest on the Company’s indebtedness is set on a short-term basis. Consequently, increases in interest rates will increase the Company’s interest expense;

(ix) If actual or forecasted cash flows of any reporting unit deteriorate such that its fair value falls below its carrying value, goodwill would likely be impaired and an impairment loss would be recorded immediately as a charge against earnings;

(x) In fiscal 2005, the Company will implement new information systems software within its Cereals, Crackers & Cookies segment. Implementation of the new system could cause disruptions to the segment’s operations.

(xi) Recently the Company has experienced increases in the cost to transport finished goods to customers. The costs have risen because of the increased cost of fuel and because there is a limited supply of freight carriers. In the event this situation worsens, transportation costs will increase significantly and the Company will experience service problems with its customers.

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

 PART I

ITEM 1.    BUSINESS

Ralcorp Holdings, Inc. is a Missouri corporation incorporated on October 23, 1996. Our principal executive offices are located at 800 Market Street, Suite 2900, St. Louis, Missouri 63101. The terms “we,” “our,” “Company,” “Ralcorp,” and “Registrant” as used herein refer to Ralcorp Holdings, Inc. and its consolidated subsidiaries.

We are primarily engaged in the manufacturing, distribution and marketing of store brand (private label) food in the grocery, mass merchandise, drug and foodservice channels. Our products include: ready-to-eat and hot cereal products; store brand and branded crackers and cookies; store brand and value branded snack nuts and chocolate candy; store brand wet-filled products such as salad dressings, mayonnaise, peanut butter, syrups, jams and jellies, and specialty sauces; foodservice and branded frozen griddle products and biscuits; and foodservice and store brand breads, rolls and muffins.

The following sections of this report contain financial and other information concerning our business developments and operations and are incorporated into this Item 1: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 of this Report; and “Acquisitions and Goodwill,” “Supplemental Earnings Statement and Cash Flow Information,” and “Segment Information” in the Notes to the Consolidated Financial Statements filed as part of this document under Item 8.

You can find additional information about Ralcorp including our 10-Ks, 10-Qs, 8-Ks, and other securities filings (and amendments thereto) by visiting our website at http://www.ralcorp.com or the SEC’s website at http://www.sec.gov, from which they can be printed free of charge. The Company’s Corporate Governance Guidelines; Code of Business Conduct and Ethics for Employees, including executive officers; Code of Business Conduct and Ethics for the Board of Directors; and the Charters of the Board’s Audit, Corporate Governance, and Compensation Committees are also available on our website, from which they can be printed free of charge. All of these documents are also available to shareholders at no charge upon request sent to the Company’s Secretary (PO Box 618, St. Louis, MO 63188-0618, Telephone: 314-877-7046).

RECENT BUSINESS DEVELOPMENTS

On November 6, 2003, we announced that Richard R. Koulouris was appointed Corporate Vice President, and President of Bremner, Inc. and Nutcracker Brands, Inc.

On November 12, 2003, we announced the signing of a definitive agreement to purchase Bakery Chef (a producer of frozen griddle products, biscuits, breads, rolls and muffins) for $287.5 million.

On December 3, 2003, we announced the completion of the acquisition of Bakery Chef.

On December 4, 2003, we announced that David L. Beré was appointed Corporate Vice President, and President and Chief Executive Officer of Bakery Chef.

On February 18, 2004, we announced the signing of a definitive agreement to purchase the assets of Concept 2 Bakers (a producer of frozen par-baked artisan breads and rolls).

On March 1, 2004, we announced the completion of the purchase of the assets of Concept 2 Bakers.

On September 24, 2004, we announced the appointment of Bill G. Armstrong and our Co-Chief Executive Officers, Kevin J. Hunt and David P. Skarie, to the Board of Directors.

On September 24, 2004, we announced the declaration of a special cash dividend of $1.00 per share to shareholders of record on October 8, 2004.

On October 5, 2004, we entered into a Termination Agreement by and among Vail Resorts, Inc., the Registrant and Apollo Ski Partners, L.P. terminating the Shareholder Agreement dated January 3, 1997, as amended.

On October 15, 2004, we entered into a $150,000,000 five-year floating rate revolving Credit Agreement with JPMorgan Chase Bank; Wachovia Bank, National Association; U.S. Bank National Association; PNC Bank, N.A.; Suntrust Bank; Co Bank, ACB; Commerce Bank, N.A.; and Harris Trust and Savings Bank.

On October 21, 2004, we renewed our existing agreement to sell accounts receivable for a period of one year.

 OTHER INFORMATION PERTAINING TO THE BUSINESS OF THE COMPANY

Segments

During fiscal year 2004 our businesses were comprised of four reportable business segments: Cereals, Crackers & Cookies (consisting of Ralston Foods and Bremner, Inc.); Dressings, Syrups, Jellies & Sauces (The Carriage House Companies, Inc.); Snack Nuts & Candy (Nutcracker Brands, Inc.); and Frozen Pancakes, Biscuits & Breads (Bakery Chef). At the beginning of fiscal year 2005, we combined the in-store bakery business unit with the Bakery Chef business unit. Consequently, our Cereals, Crackers & Cookies segment will no longer include our in-store bakery products (primarily cookies and artisan breads). The Frozen Pancakes, Biscuits & Breads segment will be renamed Frozen Bakery Products and will include the Bakery Chef, Lofthouse and Concept 2 Bakers businesses.

We develop, manufacture, and market emulations of various types of branded food products that retailers, mass merchandisers and drug stores sell under their own “store” brands or under value brands. We attempt to manufacture products that are equivalent in quality to branded products. In the event branded producers modify their existing products or successfully introduce new products, we may attempt to emulate the modified or new products. In conjunction with our customers, we develop packaging and graphics that rival the national brands. Our goal is that the only difference consumers perceive when purchasing our store brand products is a notable cost savings when compared to branded counterparts.

Also, we develop, manufacture and market signature frozen value-added bakery products to foodservice, retail and mass merchandising channels. Our frozen products typically are not emulations of branded products. Instead, they are designed to have unique tastes or characteristics that customers desire.

Cereals, Crackers & Cookies

The Cereals, Crackers & Cookies segment is composed of two principal product lines: store brand ready-to-eat and hot cereals (the “Cereal Business”), and store brand and branded crackers and cookies (the “Cracker and Cookie Business”). In fiscal 2004, these product lines accounted for approximately 44% and 56%, respectively, of the Company’s Cereals, Crackers & Cookies segment sales.

Cereal Business

Store brand ready-to-eat cereals are currently produced at three operating facilities and include 14 extruded cereals, 14 flaked cereals, seven biscuit cereals and two shredded cereals. Our Cracker and Cookie Business produces shredded wheat cereal for the Cereal Business. Three additional cereals are produced for the Cereal Business through certain co-manufacturing arrangements. Store brand and branded hot cereals are produced at one facility and include old-fashioned oatmeal, quick oatmeal, regular instant oatmeal, flavored instant oatmeals, farina, instant Ralston® (a branded hot wheat cereal), and 3 Minute Brand® hot cereals. As expected, we sell far more hot cereals in cooler months. We believe we are the largest manufacturer in the U.S. of store brand ready-to-eat and hot cereals.

   We produce cereal products based on our estimates of customer orders and consequently maintain, on average, six to eight weeks’ inventory of finished products. Our ready-to-eat and hot cereals are warehoused in and distributed through four independent distribution facilities and two of our cereal plants, and shipped to customers principally via independent truck lines. The ready-to-eat and hot cereal products are sold through internal sales staff and independent food brokers.

Cracker and Cookie Business

We believe our Cracker and Cookie Business is currently the largest manufacturer of store brand crackers and cookies for sale in the United States. The business also produces branded cookies under the Rippin’ Good® brand. The Cracker and Cookie Business also produces Ry Krisp® branded crackers. Management positions the Cracker and Cookie Business as a low cost, premier quality producer of a wide variety of store brand crackers and cookies. We produce 54 kinds of store brand cookies and 24 kinds of store brand crackers.

Our Cracker and Cookie Business operates six plants: one produces only Ry Krisp® crackers, two produce store brand crackers and cookies, and three produce store brand and branded cookies. Cracker and Cookie products are largely produced to order and shipped directly to customers. In the fall and winter as consumer consumption of crackers increases, we have the ability to produce to estimated volumes, thereby building product inventories ranging from four to six weeks. Store brand crackers and cookies are sold through a broker network and internal sales staff. Branded Ry Krisp® crackers and many branded cookies are sold through direct store distributor networks.

Dressings, Syrups, Jellies & Sauces

Our Dressings, Syrups, Jellies & Sauces segment currently operates five plants. Four plants produce a variety of store brand shelf-stable dressings, syrups, jellies, salsas, sauces, and drink mixes under the Major Peters’® brand. One plant produces only peanut butter. We closed the plant in Kansas City, Kansas during the fourth quarter of fiscal 2004. The segment’s products are largely produced to order and shipped directly to customers. However, we maintain warehouses at our plants to hold several weeks’ supply of key products. The products are sold through an internal sales staff and a broker network.

Many wet-filled products are easier to produce than those of the Cereals, Crackers & Cookies segment. However, due to the varied nature of branded counterparts and customer preferences, this segment produces far more variations of each type of product compared to our other segments. For example, we produce up to 40 varieties of many types of salad dressing. At any one time, we maintain over 8,000 active SKUs in this segment.

Snack Nuts & Candy

Our Snack Nuts & Candy segment operates two plants that produce a variety of jarred, canned and bagged snack nuts and one plant that produces chocolate candy. Our snack nut and candy products are largely produced to order and shipped directly to customers; however, we maintain two warehouses where finished snack nut products are stored during peak times of demand. We sell our products through an internal sales staff and a broker network. The segment produces store brand products as well as value branded products under the Nutcracker® and Flavor House® brands. Snack nut sales are seasonal, and the segment sells approximately 45% of its snack nuts in a four-month period between September and December. Profits from the sale of snack nuts are impacted significantly by the cost of raw materials (peanuts and tree nuts). Our chocolate candy products are positioned as premium chocolate products and not as an emulation of a branded product. Consequently, our chocolate candy products are sold to customers who maintain premium store brand product lines.

Frozen Bakery Products

We produce frozen products at seven facilities. One plant produces pancakes and biscuits, one plant produces a variety of griddle products (pancakes, waffles and custom griddle products), one plant produces dry mixes and pancakes, two plants produce breads and rolls, one plant produces cookies and one plant produces muffins. The segment’s griddle, biscuit, muffins and some bread products are largely produced to order and shipped frozen directly to customers or third-party frozen warehouses. Cookies and artisan breads are produced to order and in anticipation of customer needs. These products are stored in onsite frozen warehouses and the majority of the products are shipped frozen.

The Frozen Bakery Products segment sells products through a broker network and a internal sales staff. Products are sold to foodservice customers such as large restaurant chains and distributors of foodservice products, retail grocery chains, and mass merchandisers. We utilize the trademark Krusteaz® for frozen griddle products sold to retail grocery chains and mass merchandisers. Also, we produce in-store bakery cookies under the Lofthouse® and Cascade® brands. Sales of cookies increase significantly in anticipation of holidays.

We sell a significant amount of products to a large international chain of restaurants. The loss of that customer would have a material adverse effect on the Frozen Bakery Products segment.

Ownership of Vail Resorts, Inc.

We own 7,554,406 shares of Vail Resorts, Inc. (Vail) common stock (approximately 21 percent of the shares outstanding as of September 30, 2004). Additionally, two of our Directors, Messrs. Stiritz and Micheletto, are on the Vail Board of Directors. Currently, we utilize the equity method of accounting to reflect our share of Vail’s earnings (or losses) on a non-cash basis.

Vail’s results of operations are highly seasonal and are dependent in part on weather conditions and consumers’ discretionary spending trends. In light of the significance of our ownership in Vail in comparison to our earnings and assets, changes in Vail’s common stock price or earnings can impact our stock price.

Trademarks

We own or use under a license a number of trademarks that are substantially important to our businesses, including Flavor House®, Golden Batch®, Krusteaz®, Lofthouse®, Major Peters’®, Nutcracker®, and Rippin’ Good®.

Competition

Our businesses face intense competition from large branded manufacturers and highly competitive store brand and foodservice manufacturers in each of their product lines. Top branded ready-to-eat and hot cereal competitors include Kellogg, General Mills, Kraft Foods’ Post division, and Quaker Oats (owned by PepsiCo). Large branded competitors of the Cracker and Cookie Business include Nabisco (owned by Kraft) and Keebler (owned by Kellogg), which possess large portions of the branded cracker and cookie categories. The Snack Nuts & Candy segment faces significant competition from one significant branded snack nut producer, Planters (owned by Kraft). Top branded competitors of the Dressings, Syrups, Jellies & Sauces segment include Kraft Foods, Bestfoods (owned by Unilever), Smucker’s, and Heinz. In addition, privately owned store brand manufacturers provide significant competition in all of the Company’s segments. The Frozen Bakery Products segment faces intense competition from numerous producers of griddle, bread and cookie products.

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

Future growth opportunities are expected to depend on our ability to implement strategies for competing effectively in all of our businesses, including strategies relating to emulating branded products, enhancing the performance of our employees, maintaining effective cost control programs, developing and implementing methods for more efficient manufacturing and distribution operations, and developing successful new products, while at the same time maintaining high product quality and aggressive pricing and promotion of our products.

Customers

In fiscal 2004, Wal-Mart Stores, Inc. accounted for approximately 15% of our aggregate net sales. Each of our reporting segments sells products to Wal-Mart. Additionally, we sell our products to retail chains, mass merchandisers, grocery wholesalers, warehouse club stores, drug stores, restaurant chains and foodservice distributors across the country and in Canada.

Seasonality

Due to our equity interest in Vail, which typically yields more than the entire year’s equity income during our second and third fiscal quarters, our net earnings are seasonal. In addition, certain aspects of our operations, especially in the Snack Nuts & Candy and hot cereal portion of the Cereal, Crackers & Cookies segment and in-store bakery portion of the Frozen Bakery Products segment business, are seasonal, with a higher percentage of sales and operating profits expected to be recorded in the first and fourth fiscal quarters. See Note 19 in Item 8 for historical quarterly data.

Employees

We employ approximately 6,000 people in the United States (as of September 30, 2004). Approximately 2,200 of our personnel are covered by sixteen union contracts and, from time to time, the Company has experienced union organizing activities at its non-union plants. The contracts expire at various times from April 1, 2005 to April 12, 2009. During fiscal 2004 certain employees at the Lancaster plant went on strike, but the issues were resolved and a new collective bargaining contract was reached. Notwithstanding the foregoing, we believe relations with our employees, including union employees, are good.

Raw Materials and Energy

Our raw materials consist of ingredients and packaging materials. Our principal ingredients are grain and grain products, flour, corn syrup, sugar, soybean oil, eggs, tomatoes and other fruits, various nuts such as peanuts and cashews, and liquid chocolate. Our principal packaging materials are linerboard cartons, corrugated boxes, plastic bottles, plastic containers and composite cans. We purchase raw materials from local, regional, national and international suppliers. The cost of raw materials used in our products may fluctuate widely due to weather conditions, labor disputes, government regulations, industry consolidation, economic climate, energy shortages, transportation delays, or other unforeseen circumstances. Presently, we do not believe any raw materials we use are in short supply. However, the supply of raw materials can be negatively impacted by the same factors that can impact their cost. From time to time we will enter into supply contracts for periods up to three years to secure favorable pricing for ingredients and up to five years for packaging materials. We also purchase natural gas, electricity, and steam for use in our processing facilities. Where possible, and when advantageous to the Company, we enter into purchase or other hedging contracts of up to 18 months to reduce the price volatility of these items and the cost impact upon our operations. In fiscal 2004, ingredients, packaging, and energy represented approximately 44%, 22%, and 2%, respectively, of our total cost of goods sold.

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

Our operations, like those of similar businesses, are subject to various federal, state and local laws and regulations with respect to environmental matters, including air and water quality, underground fuel storage tanks, waste handling and disposal, and other regulations intended to protect public health and the environment. While it is difficult to quantify with certainty the potential financial impact of actions regarding expenditures for environmental matters, particularly remediation, and future capital expenditures for environmental control equipment, in the opinion of management, based upon the information currently available, the ultimate liability arising from such environmental matters, taking into account established accruals for estimated liabilities, should not have a material effect on our consolidated results of operations, financial position, capital expenditures or other cash flows. In fiscal 2005 or 2006 we may be required to spend approximately $4.5 million to fund the building of a waste water treatment facility for use by the Dressings, Syrups, Jellies & Sauces segment.

Contract Manufacturing

From time to time, any of our segments may provide products for branded companies. Often such products are new branded products for which branded companies lack capacity. Typically, branded companies retain ownership of the formulas and trademarks related to products we produce for them. Also, the contract manufacturing business tends to be inconsistent in volume. Often, initial orders can be significant and favorably impact a fiscal period but later volume will level off or the branded company will ultimately produce the product internally and cease purchasing product from us.

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

	Size	Owned/	Production
Plant Locations	(Sq. Ft.)	Leased	Lines	Products

Cereals, Crackers & Cookies
Battle Creek, MI	476,896	Owned	7	Ready-to-Eat Cereal
Cedar Rapids, IA	150,000	Owned	5	Hot Cereal
Lancaster, OH	478,719	Owned	11	Ready-to-Eat Cereal
Sparks, NV	243,000	Owned	7	Ready-to-Eat Cereal
Princeton, KY	700,000	Owned	6	Crackers and Cookies
Poteau, OK	250,000	Owned	5	Crackers and Cookies
Minneapolis, MN	40,000	Owned	3	Crackers
Tonawanda, NY	95,000	Owned	3	Cookies
Ripon, WI (two plants)	350,000	Owned	11	Cookies

Snack Nuts & Candy
Billerica, MA	80,000	Owned	8	Snack Nuts
Dothan, AL	135,000	Leased	13	Snack Nuts
Womelsdorf, PA	100,000	Owned	5	Candy

Dressings, Syrups, Jellies & Sauces
Buckner, KY	269,250	Owned	6	Syrups, Jellies and Sauces
Dunkirk, NY	306,000	Owned	6	Dressings, Syrups and Sauces
Fredonia, NY	367,000	Owned	10	Dressings, Syrups, Jellies, Sauces,
				Peanut Butter and Drink Mixes
Los Angeles, CA	81,000	Leased	4	Dressings and Sauces
Streator, IL	165,000	Owned	1	Peanut Butter

Frozen Bakery Products
Chicago, IL	72,000	Owned	1	Muffins
Fridley, MN	147,000	Owned	4	Breads, Rolls and Cookies
Grand Rapids, MI	75,000	Leased	4	Breads and Rolls
Louisville, KY	205,000	Owned	4	Biscuits and Pancakes
Louisville, KY	130,000	Leased	3	Dry Mixes and Pancakes
Ogden, UT	325,000	Leased	9	In-Store Bakery Cookies
Seattle, WA	82,000	Owned	14	Pancakes, Waffles, French Toast
				and Custom Griddle Items

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

    Pending legal liability, if any, from these proceedings cannot be determined with certainty; however, in the opinion of management based upon the information presently known, the liability of the Company, if any, arising from the pending legal proceedings, as well as from asserted legal claims and known potential legal claims which are likely to be asserted, taking into account established accruals for estimated liabilities (if any), are not expected to be material to our consolidated financial position, results of operations and cash flows. In addition, while it is difficult to quantify with certainty the potential financial impact of actions regarding expenditures for compliance with regulatory matters, in the opinion of management, based upon the information currently available, the ultimate liability arising from such compliance matters should not be material to the Company’s consolidated financial position, results of operations or cash flows.

    Additionally, we retained certain potential liabilities associated with divested businesses (former branded cereal business and ski resort business). Presently, management believes that taking into account applicable liability caps, sharing arrangements with acquiring entities and the known facts and circumstances regarding the retained liabilities, potential liabilities of the divested businesses should not be material to the Company’s consolidated financial position, results of operations or cash flows.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    There were no matters submitted to the security holders during the fourth quarter of fiscal year 2004.

ITEM 4A.   EXECUTIVE OFFICERS OF THE REGISTRANT

Kevin J. Hunt	53
Co-Chief Executive Officer and President of the Company since September 2003; Chief Executive Officer of Bremner, Inc. and Nutcracker Brands, Inc. since November 2003. He served as Corporate Vice President of the Company from October 1995 to September 2003; President of Bremner from October 1995 to November 2003; and President of Nutcracker Brands from January 2003 to November 2003.

David P. Skarie	58
Co-Chief Executive Officer and President of the Company since September 2003; Chief Executive Officer and President, The Carriage House Companies, Inc. and Ralston Foods since October 2002 and January 2003, respectively. He served as Corporate Vice President of the Company from March 1994 to September 2003; President of Nutcracker Brands, Inc. from April 2002 to January 2003; President of Ralston Foods from June 2000 to September 2002; and Director of Customer Development of Ralston Foods from March 1994 to June 2000.

David L. Beré	51
Corporate Vice President, and President and Chief Executive Officer of Bakery Chef since the acquisition of Bakery Chef in December 2003. He served as President and Chief Executive Officer of Bakery Chef since December 1998.

Thomas G. Granneman	55	Corporate Vice President and Controller since January 1999. He served as Vice President and Controller from December 1996 to January 1999.

Charles G. Huber, Jr.	40
Corporate Vice President, General Counsel and Secretary of the Company since October 2003. He served as Vice President and Assistant General Counsel from September 2001 to October 2003; and Assistant General Counsel from March 1994 to September 2001.

Richard R. Koulouris	48	Corporate Vice President, and President, Bremner, Inc. and Nutcracker Brands, Inc. since November 2003. He served as Vice President Operations, Bremner from September 1995 to November 2003.

Scott Monette	43
Corporate Vice President and Treasurer since September 2001. He joined Ralcorp in January 2001 as Vice President and Treasurer. Prior to joining Ralcorp, Mr. Monette was Chief Investment Officer/Benefit Plans for Hallmark Cards, Inc. from December 1998 to January 2001.

Ronald D. Wilkinson	54
Corporate Vice President, and Director of Product Supply of Ralston Foods and The Carriage House Companies, Inc. He has held the Corporate Vice President position and the Ralston Foods position since October 1996, and the Carriage House position since January 2003.

(Ages are as of December 31, 2004)

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

    The Company’s common stock is traded on the New York Stock Exchange under the symbol “RAH”. There were 10,869 shareholders of record on December 3, 2004. The Company paid a special dividend of $1.00 per share on October 22, 2004, but has no plans to pay cash dividends in the foreseeable future. The range of high and low sale prices of Ralcorp common stock as reported on the NYSE Composite Tape is set forth in Note 19 to the financial statements filed as a part of this document under Item 8.

Issuer Purchases of Equity Securities

			(c)	(d)
	(a)	(b)	Total Number of Shares	Maximum Number
	Total Number	Average	Purchased as Part of	of Shares that May Yet
	of Shares	Price Paid	Publicly Announced	Be Purchased Under
Period	Purchased	per Share	Plans or Programs	the Plans or Programs
July 1 - July 31, 2004	0	0	0	See total
August 1 - August 31, 2004	0	0	0	See total
September 1 - September 30, 2004	0	0	0	See total

Total	0	0	0	1,665,300

ITEM 6.    SELECTED FINANCIAL DATA

FIVE YEAR FINANCIAL SUMMARY
(In millions except per share data)

	Year Ended September 30,
	2004	2003	2002	2001	2000

Statement of Earnings Data
Net sales (a)	$1,558.4	$1,303.6	$1,280.3	$1,178.0	$847.0
Cost of products sold	(1,237.2)	(1,045.6)	(1,027.6)	(952.4)	(672.0)
Gross profit	321.2	258.0	252.7	225.6	175.0
Selling, general and administrative expenses	(204.7)	(171.3)	(163.1)	(153.2)	(111.1)
Interest expense, net	(13.1)	(3.3)	(5.9)	(15.9)	(8.8)
Goodwill impairment loss (b)	-	(59.0)	-	-	-
Restructuring charges (c)	(2.4)	(14.3)	-	(2.6)	(2.5)
Litigation settlement income (d)	.9	14.6	1.6	-	-
Merger termination fee (e)	-	-	-	4.2	-
Earnings before income taxes and equity earnings	101.9	24.7	85.3	58.1	52.6
Income taxes	(37.2)	(16.9)	(30.7)	(22.1)	(19.6)
Equity in earnings (loss) of Vail Resorts, Inc.,
net of related deferred income taxes (f)	.4	(.4)	(.8)	3.9	3.4
Net earnings	$65.1	$7.4	$53.8	$39.9	$36.4
Earnings per share:
Basic	$2.22	$0.25	$1.79	$1.34	$1.21
Diluted	$2.17	$0.25	$1.77	$1.33	$1.19
Weighted average shares outstanding:
Basic	29.2	29.3	30.0	29.9	30.2
Diluted	29.9	29.7	30.4	30.1	30.6

Balance Sheet Data
Working capital (excl. cash and cash equivalents)	$107.3	$84.2	$85.4	$95.6	$144.8
Total assets	1,221.6	794.3	832.5	817.9	804.7
Long-term debt	425.7	155.9	179.0	223.1	264.4
Shareholders’ equity	444.2	412.7	436.1	389.4	350.3

Other Data
Cash provided (used) by:
Operating activities	$85.4	$105.8	$110.8	$131.0	$33.0
Investing activities	(365.5)	(30.7)	(69.0)	(90.2)	(236.0)
Financing activities	274.8	(49.3)	(42.5)	(41.0)	205.2
Depreciation and amortization	47.5	38.7	35.8	41.6	34.3
Dividends declared per share	$1.00	$-	$-	$-	$-

(a)
In 2000, Ralcorp acquired Ripon Foods, Inc., Casade Cookie Company, Inc., James P. Linette, Inc., and The Red Wing Company, Inc. In 2001, Ralcorp acquired The Torbitt & Castleman Company, LLC. In 2002, Ralcorp acquired Lofthouse Foods Incorporated. In 2004, Ralcorp acquired Value Added Bakery Holding Company (Bakery Chef) and Concept 2 Bakers. For more information about the 2002 and 2004 acquisitions, see Note 2 to the financial statements in Item 8.

(b)	In 2003, a non-cash goodwill impairment loss related to the Carriage House reporting unit was recorded in accordance with FAS 142. See Note 2 to the financial statements in Item 8.

(c)
In 2004, restructuring charges related to the relocation of in-store bakery production and a plant closure in Kansas City, KS. In 2003, restructuring charges related to the reduction of operations in Streator, IL, the sale of the ketchup and tomato paste businesses, and the relocation of in-store bakery production. In 2001, restructuring charges related to plant closures in San Jose, CA and Baltimore, MD. In 2000, restructuring charges related to the plant closure in Baltimore, MD. For more information about the 2004 and 2003 restructuring charges, see Note 3 to the financial statements in Item 8.

(d)	See Note 4 to the financial statements in Item 8.

(e)	In 2001, Agribrands International, Inc. terminated a merger agreement with Ralcorp. Ralcorp received a payment of $5.0 as a termination fee, which was recorded net of related expenses.

(f)	In 2003 and 2002, Ralcorp adjusted its equity earnings to reflect the cumulative effect of earnings restatements made by Vail Resorts, Inc. See Note 7 to the financial statements in Item 8.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and capital resources of Ralcorp Holdings, Inc. This discussion should be read in conjunction with the financial statements under Item 8, especially Note 18, and the “Cautionary Statement on Forward-Looking Statements” on page 2. The terms “we,” “our,” “Company,” and “Ralcorp” as used herein refer to Ralcorp Holdings, Inc. and its consolidated subsidiaries.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 1 for a discussion regarding recently issued accounting standards, including FAS 132 (revised), EITF 03-6, and FSP 106-2.

RESULTS OF OPERATIONS
Consolidated

Net Earnings   Net earnings were $65.1 million in fiscal 2004, $7.4 million in 2003, and $53.8 million in 2002. The decrease in 2003 was due primarily to a goodwill impairment loss of $45.5 million after taxes. Fiscal 2004 results improved primarily as a result of business acquisitions and organic growth. More detailed discussion and analysis of these and other factors follows.

Net Sales   Net sales for fiscal 2004 increased $254.8 million (20%) from 2003. Fiscal 2003 net sales were $23.3 million (2%) higher than in 2002. Ralcorp’s results included post-acquisition results from the Lofthouse business acquired January 30, 2002, the Bakery Chef business acquired December 3, 2003, and the Concept 2 Bakers (C2B) business acquired February 27, 2004. Excluding sales from the two businesses acquired during fiscal 2004, net sales grew by 6% from 2003. Refer to the segment discussions below for other factors affecting net sales.

Operating Expenses   Cost of products sold was 79.4%, 80.2%, and 80.3% of net sales in 2004, 2003, and 2002, respectively, while selling, general and administrative (SG&A) was 13.1%, 13.1%, and 12.7%. The fiscal 2004 cost of products sold percentage declined primarily as a result of changes in business mix. In addition, it was favorably impacted by production efficiencies due to increased volumes and lower accelerated depreciation related to restructuring projects. Although the prices of energy, freight, and several ingredients (notably soybean oil, eggs, rice, wheat flour, and various tree nuts) increased significantly compared to prior year costs, most of the effects were mitigated during fiscal 2004 through hedging, forward purchase contracts, and selling price increases. The increase in the SG&A percentage from 2002 to 2003 was due to the fact that fiscal 2003 SG&A included $2.5 million of incremental expenses associated with a pilot project to upgrade information systems, $1.5 million related to accounts receivable losses caused by the bankruptcy of the Fleming Companies, Inc. (Fleming), and $1.2 million related to the recall of a product produced for a co-manufacturing customer. Fiscal 2004 SG&A included $5.5 million of expenses associated with the implementation of large-scale information systems upgrades and conversions, which will continue through fiscal 2006. Again, refer to the segment discussions below for other factors affecting cost of products sold and SG&A expenses. In addition, refer to our policy regarding cost of products sold in Note 1 because our gross profit percentages may not be comparable to those of other companies who report cost of products sold on a different basis.

Interest Expense, Net   Net interest expense increased to $13.1 million in 2004 from $3.3 million in 2003 and $5.9 million in 2002 as a result of changing debt levels and interest rates. We reduced our long-term debt from $223.1 million at the beginning of fiscal 2002 to $155.9 million by September 30, 2003 as cash from operations exceeded cash needs for business acquisitions, capital expenditures, and stock repurchases. Since nearly all of our interest rates were set on a short-term basis during that time, the declining market rates also had a favorable effect on interest expense. In the first quarter of fiscal 2004, we issued $270 million in fixed rate notes, and market rates headed back up throughout the year. The weighted average interest rate on all of the Company’s outstanding debt was 3.5% in 2004, compared to 2.4% in 2003 and 3.1% in 2002. For more information about our long-term debt, see Note 13. Refer to Note 10 for information about our agreement to sell our trade accounts receivable on an ongoing basis, including amounts of related discounts.

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

Restructuring Charges   In 2004, the Company closed its plant in Kansas City, KS, and moved production to other facilities within the Dressings, Syrups, Jellies & Sauces segment. Annual cost savings from this project, which included termination benefits and other charges totaling $.6 million, are expected to be $1.2 million.

In the second quarter of fiscal 2003, we announced our plans to close our in-store bakery (ISB) facility in Kent, WA, part of the Cereals, Crackers & Cookies segment, and began transferring production from that facility and two other ISB facilities to a new ISB plant located in Utah. This project was completed in fiscal 2004 and is expected to result in annual cost savings of $3.0 to $3.6 million. Restructuring charges for this project totaled $1.8 million in 2004 and $2.9 million in 2003, including operating lease termination costs, costs related to the removal and relocation of equipment, equipment write-offs, and employee termination benefits.

In fiscal 2003, the Company reduced operations at its facility in Streator, IL, and transferred production of all product lines except peanut butter to other Dressings, Syrups, Jellies & Sauces locations to realize annual cost savings of $2.5 to $3.0 million. Related employee termination benefits and equipment write-offs totaled $1.4 million.

In the first quarter of fiscal 2003, we sold our ketchup business, including certain equipment and inventory, and recorded a net loss of $1.4 million. Further, we determined that the resulting reduced cash flows from our tomato paste business, which had supplied the Company’s ketchup production, was less than the carrying value of our paste production facility located near Williams, CA, and an impairment charge of $5.0 million was recorded as of December 31, 2002. On February 4, 2003, we sold the tomato paste business, including the Williams facility, and recorded an additional loss of $3.6 million. The ketchup and paste operations were both relatively minor parts of the Dressings, Syrups, Jellies & Sauces segment.

For more information regarding these restructuring charges, see Note 3.

Litigation Settlement Income   We received payments in fiscal 2004, 2003, and 2002 in settlement of legal claims, nearly all of which related to vitamin antitrust litigation. The respective amounts recorded were $.9 million, $14.6 million, and $1.6 million, net of related expenses. Additional amounts are not expected at this time.

Income Taxes   Income tax provisions generally reflect statutory tax rates, adjusted by the effects of non-deductible goodwill amortization expense or impairment losses. The effective rate was approximately 36.5% in 2004, 68.5% in 2003, and 36% in 2002. The 2003 rate included the effect of the non-deductible portion of the goodwill impairment loss. Excluding that effect, the 2003 rate was about 36%. The effective rate is also affected by changes in our business mix which affect state apportionment. The effective rate is expected to remain at approximately 36.5% for fiscal 2005. See Note 5 for more information about income taxes.

Equity in Earnings of Vail Resorts, Inc.    In fiscal 2004, we recorded pre-tax income of $.6 million from our investment in Vail Resorts (NYSE ticker: MTN). For fiscal 2003 and 2002, we recorded pre-tax losses of $.7 million and $1.2 million, respectively, from the Vail investment. Those losses included adjustments totaling $.8 million in 2003 and $4.9 million in 2002 to reflect the cumulative effect of Vail’s earnings restatements for prior years. See Note 6 for more information about this equity investment.

Cereals, Crackers & Cookies

Fiscal 2004 vs. Fiscal 2003

For the year ended September 30, 2004, net sales for the Cereals, Crackers & Cookies segment were up $75.6 million (11 percent) from fiscal 2003, with Bremner and Ralston Foods contributing increases of $43.7 million and $31.9 million, respectively. Excluding C2B sales, which were the source of half of Bremner’s growth, base cracker and cookie volumes were up 5 percent, and ISB volume was flat. For Ralston Foods, most of the increase was the result of 13 percent growth in RTE cereal sales volume, partially offset by a 3 percent decline in hot cereal volume. In addition, net sales from RTE co-manufacturing were up $5.8 million for the year.

Like net sales, the segment’s profit contribution improved 11 percent for the year. Higher costs of rice, corn, wheat, soybean oil, eggs, raisins, freight, and energy were offset by production efficiencies, favorable sales mix, and lower information systems expense.

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

Dressings, Syrups, Jellies & Sauces

The Company’s Dressings, Syrups, Jellies & Sauces segment’s net sales decreased from $451.5 million in 2002 to $405.8 in 2003 and $388.8 in 2004. The declines are attributable primarily to the loss of a major co-manufacturing customer at the beginning of fiscal 2003, the exit from the ketchup and industrial tomato paste businesses during 2003, the effects of the Fleming bankruptcy in April 2003, and the loss of a major pourable salad dressing customer in the second half of fiscal 2004. These sales reductions were partially offset by increased business with several customers, as well as by 2004 price increases on some product lines in an attempt to mitigate escalating costs of certain ingredients.

The segment’s profit contribution was 3.0% of net sales in fiscal years 2004 and 2002, and 2.0% of net sales in fiscal 2003. The 2003 profit percentage fell as a result of increased production costs due to inefficiencies related to the significant volume decline and restructuring initiatives, pricing pressures, and charges related to the Fleming bankruptcy. In fiscal 2004, we saw production cost improvements from our restructuring and process improvement projects.

Snack Nuts & Candy

Net sales for the Snack Nuts & Candy segment increased from $172.8 million in fiscal 2002 to $183.5 million in fiscal 2003 and then jumped 26% to $230.9 million in fiscal 2004. The 2003 growth was generated primarily through increases in volume with several customers, partially offset by continued competitive pricing pressures, an unfavorable product mix, and a significant reduction in first quarter holiday orders from a major customer. The 2004 growth came primarily from further increases in orders from existing top customers for both continuing and new private label items, but also from price increases driven by higher ingredient costs.

The segment’s 2004 profit contribution decreased $2.6 million from 2003 as price increases lagged increases in the cost of ingredients - especially tree nuts such as macadamias, almonds, and pecans. The profit comparison was made more difficult by significantly reduced peanut costs in 2003, followed by competitive pricing pressures that reduced peanut margins in 2004. In 2004, the weighted average ingredient costs per pound were approximately 14 percent higher than in the prior year. In addition, fiscal 2004 profit was reduced by higher energy costs and information systems costs. Fiscal 2003 profit contribution was $2.2 million higher than in 2002 as a result of the sales increase and favorable peanut costs, partially offset by increased costs on other ingredients.

Frozen Pancakes, Biscuits & Breads

On December 3, 2003, Ralcorp completed the purchase of Bakery Chef, a leading manufacturer of frozen griddle products (pancakes, waffles, and French toast) and pre-baked biscuits and breads. Ralcorp paid a total of approximately $289 million in cash to acquire Bakery Chef, which had net sales of $165 million for the year ended December 31, 2002 and $148.8 million since acquisition. Bakery Chef has contributed $21.4 million of profit since acquisition, net of $3.9 million of amortization expense related to intangibles recorded in purchase accounting. The profit contribution has been reduced by unfavorable ingredient costs (primarily eggs and soybean oil), partially offset by price increases. Net of related financing costs discussed below, this acquisition added approximately $.24 to Ralcorp’s diluted earnings per share during fiscal 2004.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have funded operating needs by generating positive cash flows through operations. We expect to continue generating operating cash flows through our mix of businesses and expect that short-term and long-term liquidity requirements will be met through a combination of operating cash flows and strategic use of borrowings under committed and uncommitted credit arrangements. Capital resources remained strong at September 30, 2004, with a net worth of $444.2 million and a long-term debt to total capital ratio of 49 percent, compared to corresponding figures for September 30, 2003, of $412.7 million and 27 percent. Working capital, excluding cash and cash equivalents, increased to $107.3 million at September 30, 2004, from $84.2 million at September 30, 2003, primarily as a result of an increase in our investment in Ralcorp Receivables Corporation of $45.6 million and the addition of the Bakery Chef and C2B businesses, offset by $29.4 million of dividends payable recorded in September 2004.

Operating Activities

Cash flows from operating activities were $85.4 million, $105.8 million, and $110.8 million in 2004, 2003, and 2002, respectively. Operating cash flows were augmented in fiscal 2001 by $61.0 million of proceeds from the sale of ownership interests in accounts receivable. Each year since then, we have reduced the amount of interests sold, with decreases of $4.4 million, $22.4 million, and $34.2 million in fiscal 2002, 2003, and 2004, respectively. As of September 30, 2004, we did not sell any ownership interests. See “Off-Balance Sheet Financing” below for more information about the sale of receivables. In fiscal 2002 and especially in fiscal 2003, an emphasis on working capital reduction resulted in lower inventory levels, while inventory levels increased in 2004 due to changes in both quantity (to support higher sales volumes) and costs. Accounts payable have fluctuated due to the timing of purchases. In 2003, operating cash flows were reduced by a $10 million contribution to our qualified pension plan, included in “Other, net” on the statement of cash flows. We do not expect to be required to make any significant contributions to this plan in fiscal 2005. See Note 15 for more information about pension plans, including the funded status.

Investing Activities

Net cash paid for business acquisitions totaled $313.1 million in fiscal 2004 (Bakery Chef and C2B) and $52.1 million in fiscal 2002 (Lofthouse Foods). See Note 2 for more information about acquisitions.

Capital expenditures were $53.8 million, $36.1 million, and $29.1 million in fiscal years 2004, 2003, and 2002, respectively. The increase was due primarily to the information systems projects, restructuring projects, and projects at the newly acquired businesses. Capital expenditures for fiscal 2005 are expected to be between $50 and $60 million. As discussed below, we have adequate capacity under current borrowing arrangements to meet these cash needs.

In fiscal 2002, Ralcorp received $10.0 million of proceeds from the sale of its Carriage House facility in San Jose, CA, with no material gain or loss.

Financing Activities

Strong operating cash flows and reduced acquisition activity allowed Ralcorp to reduce its long-term debt in fiscal 2002 and 2003 by $44.1 million and $23.1 million, respectively. On May 22, 2003, we issued Floating Rate Senior Notes, Series A, in the amount of $150.0, maturing on May 22, 2010. Borrowings under this private placement debt financing incur interest at a rate of 3-month LIBOR plus 0.85%, adjusted quarterly, with interest payable quarterly in arrears. We used the proceeds to repay borrowings under our shorter-term credit arrangements.

Initially, cash for the 2004 Bakery Chef acquisition was borrowed under our revolving credit agreement and uncommitted credit arrangements, but on December 22, 2003, we completed a $270 million private placement of long-term fixed rate senior notes yielding a weighted average interest rate of 4.6%. Details about these notes are included in Note 13.

As of September 30, 2004, total remaining availability under our $275 million revolving credit agreement and our $35 million uncommitted credit arrangements was $309.9 million. Currently, the most restrictive covenant is a maximum Total Debt to Adjusted EBITDA ratio of 3.5:1. As of September 30, 2004, we were in compliance with all covenants, with a Total Debt to Adjusted EBITDA ratio of 2.46:1. The $275 million agreement expired October 16, 2004, and was replaced with a similar $150 million agreement expiring in five years. See Note 13 for details.

Supplementing our available borrowing capacity, our balance sheet included $23.7 million of cash and cash equivalents at September 30, 2004. In addition, under the agreement described under “Off-Balance Sheet Financing” below, we could choose to sell up to $66 million of ownership interests in accounts receivable. Further cash needs could be met through the sale of the Company’s investment in Vail Resorts, Inc., which had a market value of $136.5 million at September 30, 2004 (see Note 6).

On September 24, 2004, our Board of Directors declared a special cash dividend of $1.00 per share, payable on October 22, 2004, to shareholders of record as of the close of business on October 8, 2004. The dividend payout totaled approximately $29.4 million. Delivering value to Ralcorp shareholders in the form of a special dividend recognized their continued support of the Company while validating the Company’s business plan and reflecting the resulting growth in the Company’s net worth. The Company believes that paying the special dividend was a direct and efficient way to distribute surplus capital to Ralcorp’s shareholders and manage the Company’s balance sheet without adversely affecting its ability to continue to pursue acquisition opportunities, make capital expenditures, or reduce its debt.

In November 2002, the Board approved a tender offer for up to 4,000,000 shares at a single price not in excess of $24.00 and not less than $21.00 per share. The offer was in the form of a modified “Dutch Auction” where the final price is determined based upon the number of shares, and the respective prices, tendered. The offer resulted in the purchase of 1.15 million shares at a purchase price of $24.00 per share. As of September 30, 2004, 1,665,300 shares remained available for repurchase by the Company pursuant to previous authorizations by the Board of Directors.

Off-Balance Sheet Financing

As an additional source of liquidity, on September 24, 2001, Ralcorp entered into an agreement to sell, on an ongoing basis, all of its trade accounts receivable to a wholly owned, bankruptcy-remote subsidiary called Ralcorp Receivables Corporation (RRC). RRC can then sell up to $66.0 million of undivided percentage ownership interests in qualifying receivables to a bank commercial paper conduit (the Conduit). RRC’s only business activities relate to acquiring and selling interests in Ralcorp’s receivables. Upon the agreement’s termination, the Conduit would be entitled to all cash collections on RRC’s accounts receivable until its purchased interest has been repaid. Unless extended, the agreement will terminate in October 2005.

The trade receivables sale arrangement with RRC represents “off-balance sheet financing” since the sale results in assets being removed from our balance sheet rather than resulting in a liability to the Conduit. The organization documents of RRC and the terms of the agreements governing the receivables sale transactions make RRC a qualifying special purpose entity. As such, it is not to be consolidated in Ralcorp’s financial statements under generally accepted accounting principles. Furthermore, the “true sale” nature of the arrangement requires Ralcorp to account for RRC’s transactions with the Conduit as a sale of accounts receivable instead of reflecting the Conduit’s net investment as debt with a pledge of accounts receivable as collateral. If RRC were not a qualifying special purpose entity and if the arrangement were not considered a “true sale,” the outstanding balance of receivables would remain on Ralcorp’s balance sheet, proceeds received from the Conduit (none as of September 30, 2004) would be shown as short-term debt, and there would be no investment in RRC. See further discussion in Note 10.

Contractual Obligations

In the normal course of business, we enter into contracts and commitments which obligate us to make payments in the future. The table below sets forth our significant future obligations by time period as of September 30, 2004.

		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 Years
Long-term debt obligations (a)	$521.8	$22.6	$61.5	$105.4	$332.3
Operating lease obligations (b)	51.5	7.6	12.4	8.7	22.8
Purchase obligations (c)	215.3	206.2	4.5	.6	4.0
Deferred compensation obligations (d)	15.9	.8	3.5	1.9	9.7
Total	$804.5	$237.2	$81.9	$116.6	$368.8

(a)	Long-term debt obligations include principal and interest payments based on interest rates at September 30, 2004. See Note 13 for details.
(b)	Operating lease obligations consist of minimum rental payments under noncancelable operating leases, as shown in Note 14.
(c)
Purchase obligations are legally binding agreements to purchase goods or services that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.

(d)
Deferred compensation obligations have been allocated to time periods based on existing payment plans for terminated employees and the estimated timing of distributions to current employees based on age.

INFLATION

We recognize that inflationary pressures may have an adverse effect on the Company through higher asset replacement costs, related depreciation and higher material costs. We try to minimize these effects through cost reductions and productivity improvements as well as price increases to maintain reasonable profit margins. It is our view that inflation has not had a significant impact on operations in the three years ended September 30, 2004.

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

Acquisitions are integrated into Ralcorp operations depending upon a number of criteria, including continuation of the current management team, organizational reporting relationships, available synergies to be gained through the consolidation of like operations, as well as other factors. Many past acquisitions have continued to utilize their own stand-alone information systems. In 2003, the Company commenced the systematic conversion of these disparate division and facility information systems to new, integrated company-wide information systems software provided primarily by J.D. Edwards/PeopleSoft. These conversions commenced in September 2003 with two snack nut facilities and are expected to continue well into fiscal 2006.

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

Freight costs have been increasing and are expected to remain at elevated levels at least through the first six months of fiscal 2005, thereby reducing profit margins. These cost increases are primarily the result of rising fuel prices. Further, a shortage of available common carriers in some areas is putting additional upward pressure on freight rates as well as having a negative effect on our customer service. In fiscal 2004, freight costs were approximately 7 percent of our cost of products sold.

In July 2003, the Food and Drug Administration issued a final rule amending its regulations on nutrition labeling to require that trans fat be declared in the nutrition label of conventional foods and dietary supplements on a separate line immediately under the line for the declaration of saturated fat. The new rule will be effective January

1, 2006. Because of this regulatory change, we are incurring additional costs related to packaging modifications. Furthermore, given the increased focus on trans fat content and the related health risks indicated by recently published scientific studies, we may incur additional costs to research and implement formulation changes to certain products. The ultimate impact of this regulation upon our businesses cannot be determined at this time.

On an enterprise-wide basis, we attempt to manage cost increases through forward purchase contracts, hedging, and selling price increases. Although the prices of energy, freight, and several ingredients increased significantly compared to prior year costs. most of the effects were mitigated during fiscal 2004 through those efforts. During long periods of rising commodity costs, such as we have experienced in fiscal 2004 and the beginning of fiscal 2005, these mitigation efforts can become less effective as favorable contracts expire or suppliers are unable to fulfill their obligations. If these costs remain at elevated levels as expected and sales volumes exceed current commodity coverage, fiscal 2005 profit margins could be reduced.

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

Pricing and volume agreements with customers are generally determined by the customers’ periodic requests for competitive category reviews in each of our divisions. During fiscal 2004, Ralston Foods participated in several of these category reviews and was able to maintain or grow volumes, albeit at reduced margin levels. Ralston Foods anticipates additional category review requests to occur during fiscal 2005. In this environment, it is imperative that volume gains substantially offset the continued pricing pressures.

As noted above, increasing costs are intensifying margin pressures. Further, increases in employee health care, other benefit costs, energy and freight are expected to continue into the foreseeable future. Accordingly, aggressive cost containment remains an important goal of the organization. In addition, increased distribution is required to remain competitive whether through new and improved product emulations or new co-manufacturing opportunities.

Our cracker and cookie operation, Bremner, also conducts business in a highly competitive category and is affected by many of the same cost and pricing challenges. Major branded competitors continue to market and promote their offerings aggressively and many smaller, regional branded and private label manufacturers provide additional competitive pressures. Recently, there has been minimal growth in the cookie and cracker categories, intensifying the competition. Bremner’s ability to maintain a sufficient price gap between products of branded producers and Bremner’s quality private label emulations will be important to its results of operations. In addition, Bremner will continue to focus on cost containment, new products and volume growth of existing products in order to improve operating results.

On January 12, 2004, Bake-Line Group, LLC, a producer of cookies and crackers, filed a Chapter 7 bankruptcy petition in Delaware and ceased operations. Since then, Bremner has begun supplying products to several of Bake-Line’s former customers. We expect sales to continue to increase in the first quarter of fiscal 2005 as additional products are finalized for former Bake-Line customers, but the effects may be partially offset by declining co-manufacturing sales.

We have completed the consolidation of Lofthouse and Cascade into a single operating facility in Ogden, UT, with expected annual cost savings of approximately $3.0 to $3.6 million which commenced in the fourth quarter of fiscal 2004. The February 2004 addition of C2B, a producer of par-baked frozen breads, provides the ISB operations with an expanded product line.

In October 2004, operations of the ISB business began reporting to management of Bakery Chef, who in turn report combined results to Ralcorp’s top management. Consequently, in fiscal 2005 the ISB business will be combined with Bakery Chef in a reportable segment known as Frozen Bakery Products rather than with Bremner in Cereals, Crackers & Cookies. Comparative historical data will be restated to conform to the new presentation.

Dressings, Syrups, Jellies & Sauces

Carriage House’s competitors, both large and small, continue to be aggressive on pricing. In addition, the division continues to be negatively affected by certain ingredient and packaging cost increases (including soybean oil) as well as increased employee health care, benefits, and freight costs. As warranted, we will continue to seek price increases to help offset these rising costs.

The segment’s operating performance has improved from prior periods as a result of recent restructuring, including the sales of underperforming operations and related plant rationalizations, and ongoing process improvement and overhead reduction projects. Most recently, in June of 2004, Carriage House finalized a plan to close its plant in Kansas City, Kansas, and move production to other facilities. Annual savings from this plant closure are expected to be $1.2 million beginning in fiscal 2005. In addition, Carriage House recently initiated administrative staffing reductions in a number of facilities, with estimated annual cost savings of $2.0 million. Costs associated with these reductions, including severance pay and outplacement services, are estimated at $.8 million, most of which were recognized during the fourth quarter of fiscal 2004.

In June 2004, a major customer began purchasing pourable salad dressings from one of our competitors in order to achieve lower prices. The resulting loss of profit is expected to be more than offset by the aforementioned actions taken to reduce overhead costs. In addition, management is continuing its effort to replace the lost volume through additional sales to new and existing customers.

Snack Nuts & Candy

Snack nuts and candy continue to be very competitive categories. This segment of Ralcorp faces significant competition from branded manufacturers as well as private label and regional producers, and we expect the current margin pressure to continue into the foreseeable future. The majority of the cost of products sold relates to commodities including peanuts, cashews, and tree nuts such as macadamias, pecans, and almonds. The cost of these commodities fluctuate, sometimes drastically, based upon worldwide supply and demand. These commodity fluctuations, when not accompanied by pricing changes due to competition, can result in short-term changes in the profitability of the segment. We currently have committed contracts for a large portion of our commodity needs for the first half of fiscal 2005. During that period, we expect peanut and cashew costs to remain relatively constant while tree nuts are expected to increase slightly from current levels; however, tree nut costs will be considerably higher than in the corresponding period of fiscal 2004. Whenever possible, we will continue to implement price increases to help offset these rising costs.

The segment has recently initiated staffing reductions at several locations, with expected annual cost savings of $.7 million. Costs associated with these reductions, including severance pay and outplacement services, are estimated at $.4 million, most of which was recognized in the fourth quarter of fiscal 2004. In addition, the segment will continue to focus on maintaining its customer base and the high quality of its products and on developing new products.

Frozen Pancakes, Biscuits & Breads

Bakery Chef produces frozen pancakes, waffles, French toast, biscuits, and breads, as well as dry mixes, and competes primarily in the foodservice channel. The foodservice channel is comprised of three major categories: national restaurant chains; distributors who provide products to restaurants; and management firms who manage food operations within schools, offices, and other institutions. Bakery Chef’s major customers include restaurant chains, foodservice operators, and retailers. Competition consists of other producers of similar products for foodservice customers, as well as branded and store brand suppliers to retailers. It is critical for Bakery Chef to provide high quality products, excellent customer service, superior product innovation, and competitive pricing to its customers. New product offerings, new foodservice and retail customers, and growth of existing customers will all be important to the future success of this segment.

For fiscal 2004, Bakery Chef’s profit contribution was reduced by unfavorable ingredient costs (specifically eggs and soybean oil), partially offset by selling price increases. These ingredient cost increases have abated somewhat in the past several months, but costs remain high compared to the prior year putting continued pressure on margins.

Bakery Chef’s focus for fiscal 2005 is to capitalize on the previously mentioned coordination of Bakery Chef with the ISB business by offering an expanded product grouping to the combined customer base of the two organizations.

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

Revenue is recognized when title of goods is transferred to the customer, as specified by the shipping terms. Products are generally sold with no right of return except in the case of goods which do not meet product specifications or are damaged. We record estimated reductions to revenue for customer incentive offerings based upon each customer’s redemption history. Should a greater proportion of customers redeem incentives than estimated, additional reductions to revenue may be required.

Inventories are valued at the lower of cost (determined on a first-in, first-out basis) or market value and have been reduced by an allowance for obsolete product and packaging materials. The estimated allowance is based on a review of inventories on hand compared to estimated future usage and sales. If market conditions and actual demands are less favorable than projected, additional inventory write-downs may be required.

We review long-lived assets, including leasehold improvements and property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value less the cost to sell.

Goodwill represents the excess of the cost of acquired businesses over the fair market value of their identifiable net assets. We conduct a goodwill impairment review during the fourth quarter of each fiscal year. The goodwill impairment tests require us to estimate the fair value of our businesses and certain assets and liabilities, for which we utilize valuation techniques such as EBITDA multiples and discounted cash flows based on projections. In our recent tests, we assumed EBITDA multiples in the range of 5.75 to 6 and discount rates in the range of 9.5% to 10.5%.

Pension assets and liabilities are determined on an actuarial basis and are affected by the estimated market-related value of plan assets; estimates of the expected return on plan assets, discount rates, and future salary increases; and other assumptions inherent in these valuations. We annually review the assumptions underlying the actuarial calculations and makes changes to these assumptions, based on current market conditions, as necessary. Actual changes in the fair market value of plan assets and differences between the actual return on plan assets and the expected return on plan assets will affect the amount of pension expense or income ultimately recognized. The other postretirement benefits liability is also determined on an actuarial basis and is affected by assumptions including the discount rate and expected trends in healthcare costs. Changes in the discount rate and differences between actual and expected healthcare costs will affect the recorded amount of other postretirement benefits expense. See Note 15 for more information about pension and other postretirement benefit assumptions.

Liabilities for workers’ compensation claims and accrued health care costs (including a reserve for claims incurred but not yet reported) are estimated based on details of current claims, historical experience, and expected trends determined on an actuarial basis.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, the Company is exposed to commodity price risks relating to the acquisition of raw materials. The Company utilizes derivative financial instruments, including futures contracts and options, to manage certain of these exposures when it is practical to do so. As of September 30, 2004 and 2003, a hypothetical 10% adverse change in the market price of the Company’s principal commodities, including corn, oats, wheat and soybean oil, would have decreased the fair value of the Company’s derivatives portfolio by $1.1 million and $2.6 million, respectively. This volatility analysis ignores changes in the exposures inherent in the underlying hedged transactions. Because the Company does not hold or trade derivatives for speculation or profit, all changes in derivative values are effectively offset by corresponding changes in the underlying exposures. For more information, see Note 1 and Note 12 to the financial statements included in Item 8.

The Company has interest rate risk with respect to interest expense on variable rate debt. At September 30, 2004 and 2003, the Company had $155.7 million of variable rate debt outstanding. A hypothetical 10% adverse change in weighted average interest rates during fiscal 2004 and 2003 would have had an unfavorable impact of $.2 million on both the Company’s net earnings and cash flows each year. For more information, see Note 13 to the financial statements included in Item 8.

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

The Board of Directors, through its Audit Committee consisting solely of independent directors, meets periodically with management and the independent registered public accounting firm to discuss audit and financial reporting matters. To ensure independence, PricewaterhouseCoopers LLP has direct access to the Audit Committee.

The report of PricewaterhouseCoopers LLP, independent registered public accounting firm, on their audits of the accompanying financial statements follows. This report states that their audits were performed in accordance with the standards of the Public Company Accounting Oversight Board. These standards include an evaluation of internal control for the purpose of establishing a basis for reliance thereon relative to the scope of their audits of the financial statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Ralcorp Holdings, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Ralcorp Holdings, Inc. and its subsidiaries at September 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
St. Louis, Missouri
November 3, 2004

RALCORP HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in millions except per share data, shares in thousands)

	Year Ended September 30,
	2004	2003	2002

Net Sales	$1,558.4	$1,303.6	$1,280.3
Cost of products sold	(1,237.2)	(1,045.6)	(1,027.6)

Gross Profit	321.2	258.0	252.7
Selling, general and administrative expenses	(204.7)	(171.3)	(163.1)
Interest expense, net	(13.1)	(3.3)	(5.9)
Goodwill impairment loss	—	(59.0)	—
Restructuring charges	(2.4)	(14.3)	—
Litigation settlement income	.9	14.6	1.6

Earnings before Income Taxes and Equity Earnings	101.9	24.7	85.3
Income Taxes	(37.2)	(16.9)	(30.7)

Earnings before Equity Earnings	64.7	7.8	54.6
Equity in Earnings (Loss) of Vail Resorts, Inc.,
Net of Related Deferred Income Taxes	.4	(.4)	(.8)
Net Earnings	$65.1	$7.4	$53.8

Basic Earnings per Share	$2.22	$0.25	$1.79
Diluted Earnings per Share	$2.17	$0.25	$1.77

Weighted Average Shares
for Basic Earnings per Share	29,228	29,258	29,961
Dilutive effect of:
Stock options	670	486	471
Restricted stock awards	6	2	1
Weighted Average Shares
for Diluted Earnings per Share	29,904	29,746	30,433

See accompanying Notes to Consolidated Financial Statements.

RALCORP HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions except share and per share data)

	September 30,
	2004	2003

Assets
Current Assets
Cash and cash equivalents	$23.7	$29.0
Investment in Ralcorp Receivables Corporation	98.0	52.4
Receivables, net	23.6	10.9
Inventories	175.1	145.7
Deferred income taxes	6.3	2.9
Prepaid expenses and other current assets	3.6	3.0
Total Current Assets	330.3	243.9
Investment in Vail Resorts, Inc.	80.7	80.1
Property, Net	342.9	265.3
Goodwill	367.1	177.6
Other Intangible Assets, Net	89.0	15.7
Other Assets	11.6	11.7
Total Assets	$1,221.6	$794.3

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$115.0	$85.1
Other current liabilities	84.3	45.6
Total Current Liabilities	199.3	130.7
Long-term Debt	425.7	155.9
Deferred Income Taxes	58.2	20.0
Other Liabilities	94.2	75.0
Total Liabilities	777.4	381.6
Commitments and Contingencies
Shareholders’ Equity
Common stock, par value $.01 per share
Authorized: 300,000,000 shares
Issued: 33,011,317 shares	.3	.3
Capital in excess of par value	117.3	114.1
Retained earnings	429.5	393.8
Common stock in treasury, at cost (3,622,402 and 4,070,954 shares)	(68.4)	(76.9)
Unearned portion of restricted stock	(4.6)	(.1)
Accumulated other comprehensive loss	(29.9)	(18.5)
Total Shareholders’ Equity	444.2	412.7
Total Liabilities and Shareholders’ Equity	$1,221.6	$794.3

See accompanying Notes to Consolidated Financial Statements.

RALCORP HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended September 30,
	2004	2003	2002

Cash Flows from Operating Activities
Net earnings	$65.1	$7.4	$53.8
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization	47.5	38.7	35.8
Sale of receivables, net	(34.2)	(22.4)	(4.4)
Deferred income taxes	4.6	(12.8)	.6
Equity in (earnings) loss of Vail Resorts, Inc.	(.6)	.7	1.2
Goodwill impairment loss	—	59.0	—
Tomato paste asset impairment	—	5.0	—
Loss on sale of tomato paste business	—	3.6	—
Changes in current assets and liabilities, net
of effects of acquisitions:
(Increase) decrease in receivables	(3.9)	(1.8)	23.0
(Increase) decrease in inventories	(17.6)	15.9	6.2
Decrease (increase) in prepaid expenses and other current assets	.2	(.8)	.4
Increase (decrease) in accounts payable and other current liabilities	20.6	10.7	(10.8)
Other, net	3.7	2.6	5.0
Net Cash Provided by Operating Activities	85.4	105.8	110.8

Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	(313.1)	—	(52.1)
Additions to property and intangible assets	(53.8)	(36.1)	(29.1)
Proceeds from sale of property	1.4	2.5	12.4
Proceeds from sale of tomato paste business	—	2.9	—
Other, net	—	—	(.2)
Net Cash Used by Investing Activities	(365.5)	(30.7)	(69.0)

Cash Flows from Financing Activities
Proceeds from issuance of debt	270.0	150.0	—
Net repayments under credit arrangements	—	(173.1)	(44.1)
Purchase of treasury stock	—	(28.6)	—
Proceeds from exercise of stock options	5.0	2.4	1.6
Other, net	(.2)	—	—
Net Cash Provided (Used) by Financing Activities	274.8	(49.3)	(42.5)

Net (Decrease) Increase in Cash and Cash Equivalents	(5.3)	25.8	(.7)
Cash and Cash Equivalents, Beginning of Year	29.0	3.2	3.9
Cash and Cash Equivalents, End of Year	$23.7	$29.0	$3.2

See accompanying Notes to Consolidated Financial Statements.

RALCORP HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In millions except share and per share data)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Common Stock in Treasury	Unearned Portion of Restricted Stock	Accum. Other Compre- hensive Loss	Total
Balance, September 30, 2001	$.3	$109.9	$332.6	$(51.9)	$—	$(1.5)	$389.4

Net earnings			53.8				53.8
Minimum pension liability adjustment, net of $5.7 tax benefit						(9.8)	(9.8)
Cash flow hedging adjustments, net of $.4 tax expense						.7	.7
Comprehensive income							44.7
Stock options exercised
(approx. 115,000 shares)		.1		1.9			2.0
Restricted stock awards granted
and related amortization
(approx. 2,000 shares)				.1	(.1)		—
Balance, September 30, 2002	$.3	$110.0	$386.4	$(49.9)	$(.1)	$(10.6)	$436.1

Net earnings			7.4				7.4
Minimum pension liability
adjustment, net of $6.1 tax benefit						(10.8)	(10.8)
Cash flow hedging adjustments,
net of $1.6 tax expense						2.9	2.9
Comprehensive loss							(.5)
Purchases of treasury stock
(approx. 1,181,000 shares)				(28.8)			(28.8)
Activity under deferred
compensation plans		3.3					3.3
Stock options exercised
(approx. 93,000 shares)		.8		1.8			2.6
Balance, September 30, 2003	$.3	$114.1	$393.8	$(76.9)	$(.1)	$(18.5)	$412.7

Net earnings			65.1				65.1
Minimum pension liability
adjustment, net of $4.4 tax benefit						(7.3)	(7.3)
Cash flow hedging adjustments,
net of $2.4 tax benefit						(4.1)	(4.1)
Comprehensive income							53.7
Dividends declared ($1.00 per share)			(29.4)				(29.4)
Stock options exercised
(approx. 295,000 shares)		1.2		5.6			6.8
Restricted stock awards granted
and related amortization
(approx. 134,000 shares)		2.1		2.6	(4.5)		.2
Activity under deferred
compensation plans
(approx. 20,000 shares)		(.1)		.3			.2
Balance, September 30, 2004	$.3	$117.3	$429.5	$(68.4)	$(4.6)	$(29.9)	$444.2

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

Receivables are reported at net realizable value. This value includes an appropriate allowances for doubtful accounts, cash discounts, and other amounts which the company does not ultimately expect to collect. The Company calculates the allowance for doubtful accounts based on historical losses and the economic status of, and its relationship with, its customers, especially those identified as “at risk.” A receivable is considered past due if payments have not been received within the agreed upon invoice terms. Receivables are written off against the allowance when the customer files for bankruptcy protection or is otherwise deemed to be uncollectible based upon the Company’s evaluation of the customer’s solvency. Refer to Note 9, Note 10, Note 11, and Note 12 for more information about receivables and the allowance for doubtful accounts.

Inventories are valued generally at the lower of average cost (determined on a first-in, first-out basis) or market. Reported amounts have been reduced by an allowance for obsolete product and packaging materials based on a review of inventories on hand compared to estimated future usage and sales (see Note 9 and Note 11).

Derivative Financial Instruments and Hedging - In the ordinary course of business, the Company is exposed to commodity price risks relating to the acquisition of raw materials and supplies and interest rate risks relating to debt. Authorized individuals within the Company may utilize derivative financial instruments, including (but not limited to) futures contracts, option contracts, forward contracts and swaps, to manage certain of these exposures by hedging when it is practical to do so. The terms of these instruments generally do not exceed twelve months. The Company is not permitted to engage in speculative or leveraged transactions and will not hold or issue financial instruments for trading purposes. Hedge accounting is only applied when the derivative is deemed to be highly effective at offsetting changes in fair values or anticipated cash flows of the hedged item or transaction. Earnings impacts for all designated hedges are recorded in the statement of earnings within the same line item as the gain or loss on the item being hedged. For a fair value hedge of a recognized asset or liability or unrecognized firm commitment, the entire change in fair value of the derivative is recorded in earnings as incurred. For a cash flow hedge of an anticipated transaction, the ineffective portion of the change in fair value of the derivative is recorded in earnings as incurred, whereas the effective portion is deferred in accumulated other comprehensive income in the balance sheet until the transaction is realized, at which time any deferred hedging gains or losses are recorded in earnings. For more information about our hedging activities, see Note 12.

Property is recorded at cost and depreciation expense is generally provided on a straight-line basis over the estimated useful lives of the properties. Estimated useful lives range from 3 to 15 years for machinery and equipment and 10 to 50 years for buildings and leasehold improvements. Total depreciation expense was $41.2, $35.4, and $32.3 in fiscal 2004, 2003, and 2002, respectively. At September 30, property consisted of:

	2004	2003
Land	$10.0	$5.0
Buildings and leasehold improvements	97.1	84.3
Machinery and equipment	457.2	378.7
Construction in progress	29.2	16.7
	593.5	484.7
Accumulated depreciation	(250.6)	(219.4)
	$342.9	$265.3

Other Intangible Assets consist of computer software purchased or developed for internal use and customer relationships, trademarks, and computer software acquired in business combinations (see Note 2). Amortization expense related to intangible assets, which is provided on a straight-line basis over the estimated useful lives of the assets, was $6.3, $3.3, and $3.5 in fiscal 2004, 2003, and 2002, respectively. $7.1, $7.3, $7.2, $7.2, and $6.1 of amortization expense is scheduled for fiscal 2005, 2006, 2007, 2008, and 2009, respectively. Other intangible assets consisted of:

	September 30, 2004			September 30, 2003
	Carrying Amount	Accum. Amort.	Net Amount	Carrying Amount	Accum. Amort.	Net Amount
Subject to amortization:
Computer software	$31.0	$(22.4)	$8.6	$26.7	$(20.0)	$6.7
Customer relationships	69.0	(3.6)	65.4	—	—	—
Trademarks	15.3	(.3)	15.0	—	—	—
	115.3	(26.3)	89.0	26.7	(20.0)	6.7
Not subject to amortization:
Trademarks	—	—	—	9.0	—	9.0
	$115.3	$(26.3)	$89.0	$35.7	$(20.0)	$15.7

Recoverability of Long-lived Assets - The Company continually evaluates whether events or circumstances have occurred which might impair the recoverability of the carrying value of its long-lived assets, including identifiable intangibles and goodwill. An asset is deemed impaired and written down to its fair value if estimated related future cash flows are less than its carrying amount.

Investments - The Company funds a portion of its deferred compensation liability by investing in certain mutual funds in the same amounts as selected by the participating employees. Because management’s intent is to invest in a manner that matches the deferral options chosen by the participants and those participants can elect to transfer amounts in or out of each of the designated deferral options at any time, these investments have been classified as trading assets and are stated at fair value in “Other Assets”. Both realized and unrealized gains and losses on these assets are included in “Selling, general and administrative expenses” and offset the related change in the deferred compensation liability.

Revenue is recognized when title of goods is transferred to the customer, as specified by the shipping terms. Net sales reflect gross sales, including amounts billed to customers for shipping and handling, less sales discounts and allowances. Products are generally sold with no right of return except in the case of goods which do not meet product specifications or are damaged. Estimated reductions to revenue for customer incentive offerings are based upon each customer’s redemption history.

Cost of Products Sold includes, among other things, inbound and outbound freight costs and depreciation expense related to assets used in production, while storage and other warehousing costs are included in “Selling, general, and administrative.” Storage and other warehousing costs totaled $50.2, $42.0, and $40.1 in fiscal 2004, 2003, and 2002, respectively.

Advertising, Repair, and Maintenance Costs are expensed as incurred.

Stock-based Compensation is recognized using the intrinsic value method. Accordingly, no compensation expense has been recognized for the stock options granted since the exercise price was equal to the fair market value of the shares at the grant date, except for $.5 recorded in fiscal 2003 related to the modification of certain awards.

If the Company had accounted for the stock-based compensation using the fair value method, which requires recognition of the fair value of the options as compensation cost ratably over the vesting period of the options, net earnings and earnings per share would have been reduced as shown in the following table. See Note 17 for more information about the Company’s stock-based compensation plans.

	2004	2003	2002
Net earnings, as reported	$65.1	$7.4	$53.8
Add: Stock-based employee compensation
expense included in reported net earnings,
net of related tax effects	.1	.5	—
Deduct: Total stock-based employee compensation
expense determined under fair value based method,
net of related tax effects	(3.4)	(2.4)	(2.5)
Pro forma net earnings	$61.8	$5.5	$51.3

Earnings per share:
Basic - as reported	$2.22	$0.25	$1.79
Basic - pro forma	$2.11	$0.19	$1.71

Diluted - as reported	$2.17	$0.25	$1.77
Diluted - pro forma	$2.06	$0.19	$1.68

Recently Issued Accounting Standards - Significant developments in accounting rules are discussed below.

In March 2004, the Emerging Issues Task Force (EITF) reached a final consensus on Issue 03-6, “Participating Securities and the Two-class Method Under FASB Statement No. 128, Earnings Per Share.” EITF 03-6 addresses a number of questions regarding the computation of earnings per share (EPS) by companies that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the company when, and if, it declares dividends. EITF 03-6 requires the use of the two-class method for computing basic EPS when participating convertible securities exist. EITF 03-6 was effective for fiscal periods beginning after March 31, 2004, and was adopted by the Company in the quarter ended June 30, 2004. The Company has relatively few participating securities, so the effects of EITF 03-6 are immaterial. Because applying EITF 03-6 to previously reported EPS calculations results in immaterial changes to basic EPS (no more than $.01 per share for any period) and no changes to diluted EPS, the Company has not restated those EPS amounts.

FASB Staff Position No. 106-2, “Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003” was issued in May 2004. It provides guidance on accounting for the effects of the new Medicare prescription drug legislation by employers whose prescription drug benefits are actuarially equivalent to the drug benefit under Medicare Part D. It also contains complex rules for transition that permit various alternative prospective and retroactive transition approaches. The Company elected the prospective application as of July 1, 2004, the date of adoption. The effects are described in Note 15.

Reclassifications - Certain prior years’ amounts have been reclassified to conform to the current year’s presentation.

NOTE 2 - ACQUISITIONS AND GOODWILL

Each of the following acquisitions was accounted for using the purchase method of accounting, whereby the results of operations of each of the following acquisitions are included in the consolidated statements of earnings from the date of acquisition. The purchase price, including costs of acquisition, was allocated to acquired assets and liabilities based on their estimated fair values at the date of acquisition, and any excess was allocated to goodwill, as shown in the following table. For the fiscal 2004 acquisitions (Bakery Chef and C2B), the allocation is subject to change pending the completion of a detailed analysis of deferred tax assets and liabilities.

		Bakery
	Lofthouse	Chef	C2B
Receivables	$4.5	$13.8	$4.3
Inventories	3.7	10.0	1.8
Other current assets	.9	1.2	.1
Property	12.1	55.3	17.6
Goodwill	28.4	184.8	4.7
Other intangible assets	9.0	75.3	—
Other assets	.1	—	—
Total assets acquired	58.7	340.4	28.5
Accounts payable	(3.8)	(10.6)	(2.9)
Other current liabilities	(2.1)	(5.2)	(1.7)
Other liabilities	—	(35.3)	—
Total liabilities assumed	(5.9)	(51.1)	(4.6)
Net assets acquired	$52.8	$289.3	$23.9

Fiscal 2004

On December 3, 2003, the Company completed the purchase of 100 percent of the stock of Value Added Bakery Holding Company, also known as Bakery Chef. Bakery Chef is a leading manufacturer of frozen griddle products (pancakes, waffles, and French toast) and pre-baked biscuits and breads. The acquisition provides a platform for increasing Ralcorp’s existing access to the foodservice channel and allows entry into the frozen food segment. Bakery Chef is reported as the “Frozen Pancakes, Biscuits & Breads” segment. For tax purposes, $20.2 of the assigned goodwill is expected to be deductible. The amount assigned to other intangible assets included $69.0 of customer relationships and $6.3 of trademarks, subject to amortization over a 16-year weighted-average amortization period for each class.

On February 27, 2004, the Company purchased the assets of Concept 2 Bakers (C2B), including a bakery located in Fridley, Minnesota. C2B is reported as part of Bremner’s in-store bakery group in the “Cereals, Crackers & Cookies” segment. The assigned goodwill is not deductible for tax purposes.

Fiscal 2002

On January 30, 2002, the Company completed the purchase of 100 percent of the stock of Lofthouse Foods Incorporated (Lofthouse). Lofthouse is a producer of high quality cookies sold to the in-store bakeries of major U.S. grocers and mass merchandisers. The combination of Lofthouse with Cascade, acquired in 2000, gave Ralcorp a significant presence in this fast-growth category. The acquired business is reported in the “Cereals, Crackers and Cookies” segment. The assigned goodwill is deductible for tax purposes. The amount assigned to other intangible assets includes only the value of a trademark, which originally was estimated to have an indefinite life. As of September 30, 2004, management changed its estimate of the useful life of the trademark to 15 years based upon its continuing evaluation of the effects of competition and other economic factors.

Pro Forma Information

The following unaudited pro forma information shows Ralcorp’s results of operations as if the fiscal 2004 business combinations had been completed as of the beginning of each period presented. These pro forma results may not necessarily reflect the actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations.

	2004	2003
Net sales	$1,607.1	$1,510.3
Net earnings	68.0	19.2
Basic earnings per share	2.31	0.66
Diluted earnings per share	2.27	0.65

Goodwill

The changes in the carrying amount of goodwill by reportable segment (see Note 18) were as follows:

	Cereals, Crackers & Cookies	Dressings, Syrups, Jellies & Sauces	Snack Nuts & Candy	Frozen Pancakes, Biscuits & Breads	Total
Balance, September 30, 2002	$84.4	$99.2	$54.4	$—	$238.0
Goodwill written off related to sale
of industrial tomato paste business	—	(1.4)	—	—	(1.4)
Goodwill impairment loss	—	(59.0)	—	—	(59.0)
Balance, September 30, 2003	$84.4	$38.8	$54.4	$—	$177.6
Goodwill acquired	4.7	—	—	184.8	189.5
Balance, September 30, 2004	$89.1	$38.8	$54.4	$184.8	$367.1

The Company’s reporting units are tested for impairment in the fourth fiscal quarter, after the annual forecasting process. In September 2003, a goodwill impairment loss of $59.0 was recognized in the Dressings, Syrups, Jellies & Sauces reporting unit ($45.5 after taxes, or $1.53 per diluted share). Factors leading to the impairment included lost sales and additional charges related to the bankruptcy of Fleming Companies, Inc. (filed April 1, 2003), the inability to quickly replace co-manufacturing business lost at the beginning of fiscal 2003, increasing competitive pricing pressures, and the near-term production inefficiencies arising from restructuring initiatives. Those factors resulted in lower than expected operating profits and cash flows in fiscal 2003, prompting management to revise earnings forecasts for coming years. Estimated fair values of the reporting unit and its identifiable net assets were determined based on the best information available, including independent appraisals and the results of valuation techniques such as EBITDA multiples and expected present value of future cash flows. The fiscal 2004 goodwill impairment tests resulted in no impairment.

NOTE 3 - RESTRUCTURING CHARGES

In 2004, the Company closed its plant in Kansas City, KS, and moved production to other facilities within the Dressings, Syrups, Jellies & Sauces segment. Annual cost savings from this project, which included the termination of 42 employees, are expected to be $1.2.

In the second quarter of fiscal 2003, Ralcorp announced its plans to close its in-store bakery (ISB) facility in Kent, WA, part of the Cereals, Crackers & Cookies segment, and transfer production from that facility and two other ISB facilities to a new ISB plant located in Utah. This project, which included the termination of 68 employees, was completed in fiscal 2004. Restructuring costs included $1.2 of Kent operating lease termination costs recorded as a liability when the facility was vacated in 2003 and an adjustment of $.2 in 2004. The $1.4 total represented the present value of the remaining lease rentals (July 2003 through February 2007), reduced by estimated sublease rentals that could be reasonably obtained for the property. As of September 30, 2004, “Other current liabilities” included $.5 and “Other liabilities” included $.2 related to the remaining net lease obligation ($.5 and $.5, respectively, as of September 30, 2003).

In fiscal 2003, the Company reduced operations at its facility in Streator, IL, and transferred production of all product lines except peanut butter to other Dressings, Syrups, Jellies & Sauces locations. This project included the termination of 145 employees.

In the first quarter of fiscal 2003, the Company sold its ketchup business, including certain equipment and inventory, and recorded a net loss on the sale. Further, management determined that the resulting reduced cash flows from its tomato paste business, which had supplied the Company’s ketchup production, were less than the carrying value of its paste production facility located near Williams, CA. Accordingly, the fair value of the related fixed assets as of December 31, 2002, was assessed based on a preliminary market quote, resulting in an impairment charge. On February 4, 2003, the Company sold its tomato paste business, including the Williams facility, resulting in an additional loss. The ketchup and paste operations were both relatively minor parts of the Dressings, Syrups, Jellies & Sauces segment.

Other than the Kent lease obligation recorded as described above, there were no restructuring reserves at September 30, 2004 or 2003. The following table details the amounts included in “Restructuring charges” for fiscal 2004 and 2003, along with the corresponding cumulative charges for these restructuring projects through September 30, 2004.

	2004	2003	Cumulative
Kansas City - Employee termination benefits	$.4	$—	$.4
Kansas City - Other associated charges	.2	—	.2
ISB - Removal and relocation of equipment	.7	1.3	2.0
ISB - Operating lease termination costs	.2	1.2	1.4
ISB - Write-off of abandoned property	.9	.2	1.1
ISB - Employee termination benefits	—	.2	.2
Streator - Employee termination benefits	—	1.2	1.2
Streator - Write-off of abandoned property	—	.2	.2
Ketchup - Loss on sale of business	—	1.4	1.4
Tomato Paste - Asset impairment	—	5.0	5.0
Tomato Paste - Loss on sale of business	—	3.6	3.6
	$2.4	$14.3	$16.7

NOTE 4 - LITIGATION SETTLEMENT INCOME

The Company received payments in settlement of legal claims. Most of these claims related to vitamin antitrust litigation. These payments are shown net of related expenses as “Litigation settlement income” on the statements of earnings.

NOTE 5 - INCOME TAXES

The provision for income taxes consisted of the following:

	2004	2003	2002
Current:
Federal	$29.8	$26.8	$27.6
State	3.0	2.6	2.1
	32.8	29.4	29.7
Deferred:
Federal	4.1	(12.3)	.8
State	.3	(.2)	.2
	4.4	(12.5)	1.0
Income taxes	37.2	16.9	30.7
Deferred income taxes on equity earnings (federal)	.2	(.3)	(.4)
Total provision for income taxes	$37.4	$16.6	$30.3

A reconciliation of income taxes with amounts computed at the statutory federal rate follows:

	2004	2003	2002
Computed tax at federal statutory rate (35%)	$35.9	$8.4	$29.4
State income taxes, net of federal tax benefit	2.1	1.6	1.5
Non-deductible goodwill impairment/amortization	—	7.6	—
Other, net	(.6)	(1.0)	(.6)
	$37.4	$16.6	$30.3

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets (liabilities) at September 30 were as follows:

	2004			2003
	Assets	Liabilities	Net	Assets	Liabilities	Net
Current:
Accrued liabilities	$4.4	$—	$4.4	$4.0	$—	$4.0
Inventories	1.3	—	1.3	—	(1.5)	(1.5)
Other items	.6	—	.6	.4	—	.4
	6.3	—	6.3	4.4	(1.5)	2.9
Noncurrent:
Property	—	(43.7)	(43.7)	—	(33.5)	(33.5)
Intangible assets	—	(28.8)	(28.8)	4.9	—	4.9
Equity investment in Vail	—	(21.6)	(21.6)	—	(21.5)	(21.5)
Pension	16.3	—	16.3	11.8	—	11.8
Other postretirement benefits	6.4	—	6.4	5.8	—	5.8
Deferred compensation	6.2	—	6.2	7.4	—	7.4
Insurance reserves	6.5	—	6.5	4.7	—	4.7
Other items	.5	—	.5	.4	—	.4
	35.9	(94.1)	(58.2)	35.0	(55.0)	(20.0)
Total deferred taxes	$42.2	$(94.1)	$(51.9)	$39.4	$(56.5)	$(17.1)

NOTE 6 - EQUITY INVESTMENT IN VAIL RESORTS, INC.

On January 3, 1997, the Company sold its ski resorts holdings (Resort Operations) to Vail Resorts, Inc. (Vail) in exchange for 7,554,406 shares of Vail common stock (NYSE:MTN). At the date of the exchange, the Company’s equity interest in the underlying net assets of Vail exceeded the net book value of the net assets contributed by the Company to Vail by $37.5. This excess is being amortized ratably to the investment in Vail over 20 years. The unamortized excess was $22.9 and $24.8 as of September 30, 2004 and 2003, respectively. The amount of retained earnings that represents undistributed earnings of Vail was $14.6 and $14.2 as of September 30, 2004 and 2003, respectively.

The following table summarizes information about the Company’s equity investment in Vail at September 30:

	2004	2003
Ownership percentage	21.4%	21.5%
Carrying value	$80.7	$80.1
Market value	136.5	108.0

On October 5, 2004, the Company entered into a Termination Agreement by and among Vail Resorts, Inc., the Company, and Apollo Ski Partners, L.P. In accordance with the Termination Agreement, the parties agreed to terminate the Shareholder Agreement dated as of January 3, 1997, as amended, by and among Vail, the Company, and Apollo, prior to its anticipated termination at the end of October or early November of 2004. Pursuant to the Termination Agreement, the Company’s registration rights under the Shareholder Agreement will survive for eighteen months from the date of the Termination Agreement. Under the Company’s registration rights portion of the Shareholder Agreement, the Company can elect to have Vail file a registration statement to effect the sale of some (at least 6% of Vail’s outstanding shares) or all of the Company’s shares of common stock in Vail. Further, the Company is free to sell some or all of its shares in one or more private sales or through Rule 144 of the 1933 Securities Act. Presently, two of the Company’s directors (Messrs. Stiritz and Micheletto) serve as directors of Vail; however, the Company is not guaranteed representation on Vail’s board of directors. Last, the Company can now vote its shares in Vail as it deems appropriate.

Vail’s fiscal year ends July 31, so the Company reports equity earnings on a two-month time lag. In October 2002, Vail filed an amended Annual Report on Form 10-K for July 31, 2001, which included restatements and reclassifications of previously issued financial information. Because the effects on Ralcorp’s earnings were immaterial for any single period and in total, the Company chose to reflect the full $4.9 impact ($3.2 after taxes, or $.10 per diluted share) in fiscal 2002 rather than restate its previously reported financial statements. In November 2003, Vail again restated its financial statements for prior years. Because the effects on Ralcorp’s earnings were immaterial for any single period and in total, the Company chose to reflect the full $.8 impact ($.5 after taxes, or $.02 per diluted share) in fiscal 2003 rather than restate its previously reported financial statements. Vail’s summarized financial information, as restated, follows.

	Year Ended July 31, 2004	Year Ended July 31, 2003	Year Ended July 31, 2002
Net revenues	$721.9	$710.4	$615.3
Total operating expenses	640.1	675.9	566.2
Income from operations	$81.8	$34.5	$49.1
(Loss) income before cumulative effect
of change in accounting principle	$(6.0)	$(8.5)	$8.8
Net (loss) income	$(6.0)	$(8.5)	$7.1

	July 31, 2004	July 31, 2003
Current assets	$155.8	$117.0
Noncurrent assets	1,378.2	1,338.4
Total assets	$1,534.0	$1,455.4
Current liabilities	$202.0	$180.0
Noncurrent liabilities	803.7	750.0
Minority interest	37.1	29.2
Stockholders’ equity	491.2	496.2
Total liabilities and stockholders’ equity	$1,534.0	$1,455.4

NOTE 7 - EARNINGS PER SHARE

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

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Fiscal 2004
Stock options at $29.85 per share	22,500	—	—	—
Stock options at $32.30 per share	—	394,000	—	—

Fiscal 2003
Stock options at $25.09 per share	461,500	—	—	—
Stock options at $25.23 per share	4,500	—	—	—
Stock options at $28.15 per share	4,000	4,000	4,000	4,000
Stock options at $29.85 per share	—	—	—	22,500

Fiscal 2002
Stock options at $25.09 per share	—	—	—	461,500
Stock options at $25.23 per share	—	—	—	4,500
Stock options at $28.15 per share	—	—	—	4,000
Deferred compensation awards	113,263	99,856	93,301	—

NOTE 8 - SUPPLEMENTAL EARNINGS STATEMENT AND CASH FLOW INFORMATION

	2004	2003	2002
Repair and maintenance expenses	$46.1	$41.1	$41.8
Advertising and promotion expenses	11.3	8.7	8.7
Research and development expenses	7.2	6.2	5.0
Interest paid	9.7	3.6	6.1
Income taxes paid, net of refunds	25.9	32.3	29.9
Income tax benefit of stock options exercised	1.8	.4	.6

NOTE 9 - SUPPLEMENTAL BALANCE SHEET INFORMATION

	September 30,
	2004	2003
Receivables, net
Trade	$17.0	$—
Other	6.9	10.9
	23.9	10.9
Allowance for doubtful accounts	(.3)	—
	$23.6	$10.9
Inventories
Raw materials and supplies	$75.9	$62.2
Finished products	101.2	85.4
	177.1	147.6
Allowance for obsolete inventory	(2.0)	(1.9)
	$175.1	$145.7
Other Current Liabilities
Compensation	$16.1	$16.0
Advertising and promotion	16.2	14.6
Dividends payable	29.4	—
Other items	22.6	15.0
	$84.3	$45.6

Other Liabilities
Pension	$43.9	$32.0
Other postretirement benefits	17.2	15.9
Other items	33.1	27.1
	$94.2	$75.0

NOTE 10 - SALE OF RECEIVABLES

To reduce its long-term debt, on September 24, 2001 the Company entered into an agreement to sell, on an ongoing basis, all of its trade accounts receivable to a wholly owned, bankruptcy-remote subsidiary named Ralcorp Receivables Corporation (RRC). RRC can then sell up to $66.0 of ownership interests in qualifying receivables to a bank commercial paper conduit, which issues commercial paper to investors. Ralcorp continues to service the receivables as agent for RRC and the bank conduit. RRC is a qualifying special purpose entity under FAS 140 and the sale of Ralcorp receivables to RRC is considered a true sale for accounting, tax, and legal purposes. Therefore, the trade receivables sold and the related commercial paper borrowings are not recorded on Ralcorp’s consolidated balance sheets. However, the Company’s consolidated balance sheets do reflect an investment in RRC that in substance represents a subordinated retained interest in the trade receivables sold. The accounts receivable of the newly acquired Bakery Chef and C2B businesses have not been incorporated into the sale agreement and are not currently being sold to RRC. As of September 30, 2004, the outstanding balance of receivables (net of an allowance for doubtful accounts) sold to RRC was $98.0 and the Company elected not to sell any to the conduit, resulting in a retained interest of $98.0 reflected on the Company’s consolidated balance sheet as an “Investment in Ralcorp Receivables Corporation.” As of September 30, 2003, net receivables sold to RRC were $86.6 and proceeds received from the conduit were $34.2, resulting in a subordinated retained interest of $52.4. Discounts related to the sale of receivables to the conduit totaled $.3 and $.7 for the years ended September 30, 2004 and September 30, 2003, respectively, and are included on the statements of earnings in selling, general and administrative expenses. Unless extended, the agreement will terminate in October 2005.

NOTE 11 - ALLOWANCES FOR DOUBTFUL ACCOUNTS AND OBSOLETE INVENTORY

	2004	2003	2002
Allowance for Doubtful Accounts
Balance, beginning of year	$—	$—	$—
Provision charged to expense	1.5	1.7	.1
Write-offs, less recoveries	(1.0)	(2.2)	(.3)
Acquisitions	.2	—	—
Transfers to Ralcorp Receivables Corporation	(.4)	.5	.2
Balance, end of year	$.3	$—	$—

Allowance for Obsolete Inventory
Balance, beginning of year	$1.9	$2.9	$2.5
Provision charged to expense	3.7	4.7	5.5
Write-offs of inventory	(3.7)	(5.7)	(5.2)
Acquisitions	.1	—	.1
Balance, end of year	$2.0	$1.9	$2.9

NOTE 12 - DERIVATIVES AND OTHER FINANCIAL INSTRUMENTS

Fair Values

The carrying amounts reported on the consolidated balance sheets for cash and cash equivalents, receivables and accounts payable approximate fair value because of the short maturities of these financial instruments. The carrying amount of the Company’s long-term debt (see Note 13) approximates fair value because the interest rates on much of the outstanding borrowings are adjusted frequently and rates have not changed significantly since the fixed rate debt was issued during fiscal 2004.

Concentration of Credit Risk

The Company’s primary concentration of credit risk is related to certain trade accounts receivable due from several highly leveraged or “at risk” customers. At September 30, 2004 and 2003, the amount of such receivables was immaterial. Consideration was given to the economic status of these customers when determining the appropriate allowance for doubtful accounts and the fair value of the Company’s subordinated retained interest in accounts receivable (see Note 10).

Hedging Activities

During fiscal 2004, 2003, and 2002, hedging activities consisted only of cash flow hedges on ingredient and packaging purchases. During fiscal 2004, hedge gains (net of hedge losses) totaling $4.8 were deferred into accumulated other comprehensive income, $11.3 was reclassified into earnings, and $.1 of ineffectiveness was recorded in earnings as incurred. During fiscal 2003, hedge gains totaling $5.3 were deferred into accumulated other comprehensive income, $.8 was reclassified into earnings, and $.1 of ineffectiveness was recorded in earnings as incurred. During fiscal 2002, hedge gains totaling $2.0 were deferred into accumulated other comprehensive income, $.9 was reclassified into earnings, and $.1 of ineffectiveness was recorded in earnings as incurred. Nearly all of the gains and losses on the Company’s derivatives are settled through a commodities broker on a daily basis, so there are no material assets or liabilities related to derivative contracts at September 30, 2004 or 2003.

NOTE 13 - LONG-TERM DEBT

Long-term debt consisted of the following at September 30:

	2004		2003
	Balance Outstanding	Interest Rate	Balance Outstanding	Interest Rate
Floating Rate Senior Notes, Series A	$150.0	2.59%	$150.0	1.98%
Fixed Rate Senior Notes, Series B	145.0	4.24%	—	n/a
Fixed Rate Senior Notes, Series C	50.0	5.43%	—	n/a
Fixed Rate Senior Notes, Series D	75.0	4.76%	—	n/a
Industrial Development Revenue Bond	5.6	1.39%	5.6	0.99%
Uncommited credit arrangements	.1	2.75%	.1	2.00%
Other	—	n/a	.2	Various
	$425.7		$155.9

On May 22, 2003, the Company issued Floating Rate Senior Notes, Series A, in the amount of $150.0. Borrowings under this private placement debt financing incur interest at a rate of 3-month LIBOR plus 0.85%, adjusted quarterly, with interest payable quarterly in arrears. These borrowings are unsecured and mature on May 22, 2010.

On December 22, 2003, the Company issued Fixed Rate Senior Notes, Series B, Series C and Series D, totaling $270.0. Series B comprises $145.0 of 4.24% notes due December 2010 with annual amortization of principal beginning December 2006. Series C comprises $50.0 of 5.43% notes with bullet maturity in December 2013. Series D comprises $75.0 of 4.76% notes due December 2013 with annual amortization of principal beginning in December 2007. The proceeds from these debt issuances were used to reduce borrowings under the Company’s existing financing arrangements (which had been used to fund the acquisition of Bakery Chef) and for general corporate purposes.

The above note agreements contain certain representations, warranties, covenants, and conditions customary to agreements of this nature. The covenants include requirements that “Total Debt” not exceed 3.5 times “Adjusted EBITDA” and that “Consolidated Adjusted Net Worth” remain above a certain minimum amount (each term as defined in the note agreements). If these covenants are violated and cannot be remedied within the 30 days allowed, the noteholders may choose to declare any outstanding notes to be immediately due and payable.

Through the acquisition of The Red Wing Company, Inc. in 2000, the Company acquired an Industrial Development Revenue Bond in the amount of $5.6, which bears interest at a variable rate and matures on April 1, 2005. Based upon management’s intent and ability to refinance this amount on a long-term basis, it was classified as long-term.

The Company has entered into uncommitted credit arrangements with banks that totaled $35.0 as of September 30, 2004. Borrowings under these arrangements typically have terms of less than a week. The amounts outstanding under these arrangements at September 30, 2004 matured October 1, 2004. Based upon management’s intent and ability to refinance these amounts on a long-term basis, they were classified as long-term.

As of September 30, 2004, aggregate maturities of long-term debt are as follows: $5.7 in fiscal 2005, $29.0 in fiscal 2007, $39.7 in fiscal 2008, $39.7 in fiscal 2009, and $311.6 thereafter. Also as of September 30, 2004, $12.6 in letters of credit and surety bonds were outstanding with various financial institutions, principally related to self-insurance requirements.

On October 16, 2001, the Company entered into a $275 revolving credit agreement which expired in October 2004. There were no outstanding borrowings under this agreement as of September 30, 2004 and 2003. On October 15, 2004, the Company entered into a similar $150 revolving credit agreement. Borrowings under the credit agreement incur interest at the Company’s choice of either (1) LIBOR plus the applicable margin rate (currently 0.75%) or (2) the higher of the federal funds rate plus 0.50% or the prime rate. Such borrowings are unsecured and mature on October 15, 2009 unless such date is extended. The credit agreement calls for a commitment fee calculated as a percentage (currently 0.15%) of the unused portion, payable quarterly in arrears, and contains certain representations, warranties, covenants, and conditions customary to credit facilities of this nature. The covenants include requirements that “Total Debt” not exceed 3.5 times “Adjusted EBITDA”, and “EBIT” be at least three times “Consolidated Interest Expense” (each term as defined in the agreement).

NOTE 14 - COMMITMENTS AND CONTINGENCIES

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

Lease Commitments

Future minimum rental payments (receipts) under noncancelable operating leases and subleases in effect as of September 30, 2004 were:

	2005	2006	2007	2008	2009	Later	Total
Leases	$7.6	$6.7	$5.7	$4.7	$4.0	$22.8	$51.5
Subleases	(.7)	(.1)	—	—	—	—	(.8)
Rent expense for all operating leases was $11.9, $7.9, and $7.6 in fiscal 2004, 2003, and 2002, respectively, net of sublease income of $.6 in each year.

Container Supply Agreement

During fiscal 2002, the Company entered into a ten-year agreement to purchase certain containers from a single supplier. It is believed that the agreement was related to the supplier’s financing arrangements regarding the container facility. The Company’s total purchases under the agreement were $14.6 in fiscal 2004, $7.7 in fiscal 2003, and $2.6 in fiscal 2002. Generally, to avoid a shortfall payment requirement, the Company must purchase approximately 560 million additional containers by the end of the ten-year term. The minimum future payment obligation cannot be determined at this time, but is currently estimated at $4.0.

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

NOTE 15 - PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company sponsors qualified and supplemental noncontributory defined benefit pension plans and other postretirement benefit plans for certain of its employees. The Company uses the fiscal year end as the measurement date for the plans. The following tables provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets over the two-year period ending September 30, 2004, and a statement of the funded status as of September 30 of both years.

	Pension Benefits		Other Benefits
	2004	2003	2004	2003

Change in benefit obligation
Benefit obligation at beginning of year	$151.5	$138.2	$29.8	$27.7
Service cost	3.3	5.4	.1	.1
Interest cost	8.8	9.1	1.7	1.8
Actuarial loss (gain)	13.5	20.7	(6.0)	1.6
Curtailment gain	—	(15.8)	—	—
Benefit payments	(7.1)	(6.1)	(1.3)	(1.4)
Benefit obligation at end of year	$170.0	$151.5	$24.3	$29.8

Change in fair value of plan assets
Fair value of plan assets at beginning of year	$114.9	$99.6	$—	$—
Actual return on plan assets	12.9	11.3	—	—
Employer contributions	.5	10.1	1.3	1.4
Benefit payments	(7.1)	(6.1)	(1.3)	(1.4)
Fair value of plan assets at end of year	$121.2	$114.9	$—	$—

Funded status	$(48.8)	$(36.6)	$(24.3)	$(29.8)
Unrecognized net actuarial loss	52.1	40.1	7.2	14.0
Unrecognized prior service cost	—	—	(.1)	(.1)
Unrecognized transition asset	(.1)	(.1)	—	—
Net amount recognized	$3.2	$3.4	$(17.2)	$(15.9)

Amounts recognized
Accrued benefit liability	$(43.9)	$(32.0)	$(17.2)	$(15.9)
Accumulated other comprehensive income	47.1	35.4	—	—
Net amount recognized	$3.2	$3.4	$(17.2)	$(15.9)

Weighted-average assumptions used
to determine benefit obligation
Discount rate	5.75%	6.00%	5.75%	6.00%
Rate of compensation increase	3.50%	4.75%	n/a	n/a

For September 30, 2004 measurement purposes, the assumed annual rate of increase in the future per capita cost of covered health care benefits was 10% for 2005, declining gradually to an ultimate rate of 5% for 2010 and beyond. For September 30, 2003 measurement purposes, the assumed annual rate of increase in the future per capita cost of covered health care benefits was 11% for 2004, declining gradually to an ultimate rate of 5% for 2010 and beyond. A 1% change in assumed health care cost trend rates would result in a corresponding change in the accumulated postretirement benefit obligation at September 30, 2004 of approximately $2.1 and in the total service and interest cost components for fiscal 2004 of approximately $.1.

In December 2003, the Medicare Prescription Drug Improvement and Modernization Act of 2003 was signed into law. The Act introduced a prescription drug benefit under Medicare Part D and a federal subsidy to sponsors of retirement health care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. The expected subsidy resulted in a $3.4 reduction in the accumulated postretirement benefit obligation at July 1, 2004. That reduction is reflected in the 2004 actuarial gain in the above table. The fiscal 2004 net periodic benefit cost for the postretirement benefit plan was reduced by $.2 as a result of the recognition of a portion of the gain.

In September 2003, Ralcorp’s Board of Directors approved management’s recommendation to modify the pension benefits to be provided under the Ralcorp Retirement Plan. Accordingly, no additional pension benefits are earned by administrative employees as the result of additional service or pay increases after December 31, 2003. The resulting curtailment gain is shown above as a change in benefit obligation during 2003.

All plans had an accumulated benefit obligation in excess of plan assets. The aggregate accumulated benefit obligation for pension plans was $165.1 at September 30, 2004, and $146.9 at September 30, 2003.

Expected future benefit payments in the next ten years are as follows:

	2005	2006	2007	2008	2009	2010- 2014
Pension benefits	$6.4	$6.1	$7.1	$7.4	$8.0	$51.1
Other benefits	1.2	1.3	1.2	1.3	1.4	7.7

Other than those made as benefit payments in unfunded plans, no contributions are expected to be paid to the plans during fiscal 2005.

The following table provides the components of net periodic benefit cost for the plans.

	Pension Benefits			Other Benefits
	2004	2003	2002	2004	2003	2002
Service cost	$3.3	$5.4	$4.8	$.1	$.1	$.1
Interest cost	8.8	9.1	8.8	1.7	1.8	1.4
Expected return on plan assets	(11.9)	(11.6)	(12.1)	—	—	—
Amortization of:
Net loss	.4	.2	.1	.8	.8	.3
Prior service cost	—	—	.2	—	—	—
Transition asset	—	(.1)	—	—	—	—
Net periodic benefit cost	$.6	$3.0	$1.8	$2.6	$2.7	$1.8

Weighted-average assumptions used
to determine net benefit cost
Discount rate	6.00%	6.75%	7.25%	6.00%	6.75%	7.25%
Rate of compensation increase	4.75%	4.75%	5.25%	n/a	n/a	n/a
Expected return on plan assets	9.00%	9.50%	9.50%	n/a	n/a	n/a

The expected return on pension plan assets was determined based on historical and expected future returns of the various asset classes, using the target allocation. The broad target allocations are 70% equity securities (comprised of 56% U.S. equities and 14% foreign equities) and 30% debt securities. At September 30, 2004, equity securities were 69.9% and debt securities were 30.1% of the fair value of total plan assets, over 99% of which was invested in passive index funds. At September 30, 2003, equity securities were 70.2% and debt securities were 29.8%. The allocation guidelines were established based on the Company’s determination of the appropriate risk posture and long-term objectives.

In addition to the defined benefit plans described above, Ralcorp sponsors defined contribution [401(k)] plans under which it makes matching contributions. The costs of these plans were $5.3, $3.5, and $3.0 for the years ended September 30, 2004, 2003, and 2002, respectively. The Company contributed $1.0 and $.9 to multiemployer pension plans in fiscal 2004 and 2003.

NOTE 16 - SHAREHOLDERS’ EQUITY

At September 30, 2004, 3,623,886 shares of the Company’s common stock were reserved under various employee incentive compensation and benefit plans.

The Company has not issued any shares of preferred stock. The terms of any series of preferred stock (including but not limited to the dividend rate, voting rights, convertibility into other Company securities, and redemption) may be set by the Company’s Board of Directors.

At September 30, 2004, accumulated other comprehensive loss included $29.8 in net minimum pension liability adjustments after taxes and a $.1 net loss on cash flow hedging instruments after taxes. At September 30, 2003, the respective amounts were $22.5 and a $4.0 net gain.

On September 23, 2004, the Company’s Board of Directors declared a special cash dividend of $1.00 per share payable on October 22, 2004 to shareholders of record as of the close of business on October 8, 2004.

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

NOTE 17 - STOCK-BASED COMPENSATION PLANS

On January 31, 2002, the Company’s shareholders adopted the 2002 Incentive Stock Plan (Plan), which reserves shares to be used for various stock-based compensation awards and replaces the 1997 Incentive Stock Plan. The Plan provides that eligible employees may receive stock option awards and other stock awards payable in whole or part by the issuance of stock. At September 30, 2004, 933,683 shares were available for future awards under the Plan.

Stock Options

Changes in nonqualified stock options outstanding are summarized in the following table.

	2004		2003		2002
	Share Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price
Outstanding, beginning of year	2,596,700	$18.31	2,387,800	$17.35	2,038,000	$15.22
Granted	419,000	32.50	322,500	24.43	492,500	24.98
Exercised	(299,850)	16.89	(98,100)	14.57	(122,800)	13.02
Forfeited or expired	(10,875)	23.60	(15,500)	20.30	(19,900)	15.53
Outstanding, end of year	2,704,975	20.65	2,596,700	18.31	2,387,800	17.35
Exercisable, end of year	933,700	16.58	724,575	14.39	407,475	14.36

Generally, options are exercisable beginning from three to nine years after date of grant and have a maximum term of ten years. The following table provides more information about options outstanding at September 30, 2004.

	Outstanding			Exercisable
Range of Exercise Prices	Shares Under Option	Weighted Average Remaining Life	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price
$12.00 - $15.00	760,350	3.6 years	$12.88	419,950	$13.60
$15.01 - $20.00	769,625	4.8 years	17.86	421,750	17.70
$20.01 - $30.00	758,000	7.1 years	24.75	92,000	25.09
$30.01 - $35.70	417,000	9.2 years	32.50	—	—
$12.00 - $35.70	2,704,975	5.8 years	20.65	933,700	16.58

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions and fair values for options granted each year were as follows:

	2004		2003		2002
Expected stock price volatility	34.75%		36.21%		37.16%
Risk-free interest rate	3.72%		3.52%		4.70%
Expected option life	7.17	yrs	7.09	yrs	7.15	yrs
Fair value (per share)	$14.41		$10.94		$12.14

On September 23, 2004, in connection with the authorization of the special dividend payable to shareholders of record as of the close of business on October 8, 2004 (see Note 16), the Board amended the Incentive Stock Plans to require a related adjustment of all outstanding stock options. Logically, once shares trade without the right to receive the special dividend (which occurs two days before the date of record), the stock price will decline by an amount equal to the special dividend. The closing stock price on October 5, 2004 was $36.58, so the $1.00 dividend had the effect of reducing the stock price to approximately 97.27 percent of its value. So that option holders did not experience a reduction in the intrinsic value of their options, outstanding stock option exercise prices were reduced proportionately, and the number of shares of each award was increased inversely proportionally to approximately 102.81 percent of the original number of shares. As a result of the adjustments, the intrinsic value of each award was substantially the same before and after the dividend.

Restricted Stock Awards

Restricted stock awards (nonvested stock) were granted as shown in the following table. Nearly all of the shares granted in fiscal 2004 are scheduled to vest in 2011, 2012, and 2013, but would vest immediately in the event of retirement or involuntary termination (other than for cause). The grant date market value of each award is recorded as a reduction of shareholders’ equity and amortized on a straight-line basis over the expected vesting period. The related compensation expense was approximately $.2 in fiscal 2004 and less than $.1 in fiscal 2003 and 2002.

	2004	2003	2002
Number of shares granted	133,926	2,000	2,155
Weighted average grant date fair value per share	$35.45	$25.00	$23.20

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

The Executive Savings Investment Plan allows eligible employees to defer up to 44% of their cash compensation. Once they have reached the legislated maximum annual pre-tax contribution to the Company’s Savings Investment Plan [401(k)] or their compensation exceeds the legislated maximum compensation that can be recognized under that plan, they are eligible to defer an additional 2% to 6% of their cash compensation, a portion of which receives a Company matching contribution that vests at a rate of 25% for each year of Company service. Deferrals may be made in the Equity Option or in the Vanguard Funds.

Matching contributions related to these three deferred compensation plans resulted in additional annual compensation expense of approximately $.2 for fiscal 2004, and $.1 for fiscal 2003 and 2002. Market adjustments to the liability and investment related to these plans resulted in pretax expense of $.8, $.9, and $.6 for fiscal 2004, 2003, and 2002, respectively.

NOTE 18 - SEGMENT INFORMATION

The Company’s operating segments offer different products and services and are managed separately. These operating segments have been aggregated to present the Company’s reportable segments - Cereals, Crackers & Cookies; Dressings, Syrups, Jellies & Sauces; Snack Nuts & Candy; and Frozen Pancakes, Biscuits & Breads. The Company evaluates segment performance based on profit or loss from operations before income taxes, interest, restructuring charges, and other unallocated corporate expenses.

The accounting policies of the segments are the same as those described in Note 1. The Company’s revenues were primarily generated by sales within the United States; foreign sales were immaterial. There were no material intersegment revenues. In fiscal 2004, one customer accounted for $232.9, or approximately 15%, of total net sales. Each of the segments sells products to this major customer.

The table below presents information about reportable segments as of and for the years ended September 30. Note that “Additions to property and intangibles” excludes additions through business acquisitions (see Note 2).

	2004	2003	2002
Net sales
Cereals	$348.6	$316.7	$312.5
Crackers & Cookies	441.3	397.6	343.5
Dressings, Syrups, Jellies & Sauces	388.8	405.8	451.5
Snack Nuts & Candy	230.9	183.5	172.8
Frozen Pancakes, Biscuits & Breads	148.8	—	—
Total	$1,558.4	$1,303.6	$1,280.3
Profit contribution
Cereals, Crackers & Cookies	$85.7	$76.9	$70.1
Dressings, Syrups, Jellies & Sauces	11.6	8.0	13.5
Snack Nuts & Candy	20.2	22.8	20.6
Frozen Pancakes, Biscuits & Breads	21.4	—	—
Total segment profit contribution	138.9	107.7	104.2
Interest expense, net	(13.1)	(3.3)	(5.9)
Goodwill impairment loss	—	(59.0)	—
Restructuring charges	(2.4)	(14.3)	—
Accelerated depreciation related to restructuring	(1.4)	(3.0)	—
Litigation settlement income	.9	14.6	1.6
Systems upgrades and conversions	(5.5)	(2.5)	—
Other unallocated corporate expenses	(15.5)	(15.5)	(14.6)
Earnings before income taxes and equity earnings	$101.9	$24.7	$85.3
Additions to property and intangibles
Cereals, Crackers & Cookies	$32.8	$19.2	$13.5
Dressings, Syrups, Jellies & Sauces	5.0	10.2	13.9
Snack Nuts & Candy	2.7	1.3	1.3
Frozen Pancakes, Biscuits & Breads	6.3	—	—
Corporate	7.0	5.4	.4
Total	$53.8	$36.1	$29.1
Depreciation and amortization
Cereals, Crackers & Cookies	$24.8	$24.3	$24.0
Dressings, Syrups, Jellies & Sauces	8.8	8.5	8.7
Snack Nuts & Candy	2.4	2.3	2.3
Frozen Pancakes, Biscuits & Breads	8.4	—	—
Corporate	3.1	3.6	.8
Total	$47.5	$38.7	$35.8
Assets, end of year
Cereals, Crackers & Cookies	$373.9	$331.9	$337.1
Dressings, Syrups, Jellies & Sauces	162.9	168.8	261.2
Snack Nuts & Candy	107.0	101.2	98.1
Frozen Pancakes, Biscuits & Breads	337.5	—	—
Total segment assets	981.3	601.9	696.4
Investment in Ralcorp Receivables Corporation	98.0	52.4	29.7
Investment in Vail Resorts, Inc.	80.7	80.1	80.8
Other unallocated corporate assets	61.6	59.9	25.6
Total	$1,221.6	$794.3	$832.5

NOTE 19 - QUARTERLY FINANCIAL DATA (UNAUDITED)

The results for any single quarter are not necessarily indicative of the Company’s results for any other quarter or the full year. Due to the Company’s equity interest in Vail (see Note 6), which typically yields more than the entire year’s equity income during the Company’s second and third fiscal quarters, net earnings of the Company are seasonal. In addition certain aspects of the Company’s operations, especially in the Snack Nuts & Candy segment, are somewhat seasonal with a higher percentage of sales and operating profits expected to be recorded in the first and fourth fiscal quarters. Selected quarterly financial data is shown below. The goodwill impairment loss, restructuring charges, and litigation settlement income are unusual or infrequently occurring items and are described in Note 2, Note 3, and Note 4, respectively.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Fiscal 2004
Net sales	$362.5	$383.4	$386.3	$426.2	$1,558.4
Gross profit	70.6	80.3	80.7	89.6	321.2
Restructuring charges	(.3)	(.3)	(.4)	(1.4)	(2.4)
Litigation settlement income	—	.8	.1	—	.9
Net earnings	11.7	16.3	24.6	12.5	65.1
Diluted earnings per share	.39	.54	.82	.41	2.17
Market price per share - high	32.50	35.19	35.20	37.60	37.60
Market price per share - low	26.88	29.49	29.62	33.95	26.88

Fiscal 2003
Net sales	$348.3	$314.4	$311.5	$329.4	$1,303.6
Gross profit	68.5	60.5	62.5	66.5	258.0
Goodwill impairment loss	—	—	—	(59.0)	(59.0)
Restructuring charges	(7.2)	(4.0)	(2.2)	(.9)	(14.3)
Litigation settlement income	5.7	8.9	—	—	14.6
Net earnings	13.3	16.8	16.0	(38.7)	7.4
Diluted earnings per share	.44	.57	.54	(1.34)	.25
Market price per share - high	25.40	27.79	27.55	29.85	29.85
Market price per share - low	19.43	24.00	24.43	24.81	19.43

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 Not applicable.

ITEM 9A.   CONTROLS AND PROCEDURES

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

ITEM 9B.  OTHER INFORMATION

  Not applicable.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding directors under the headings “ELECTION OF DIRECTORS,” “INFORMATION ABOUT RALCORP’S BOARD OF DIRECTORS,” “BOARD GOVERNANCE,” and “OTHER MATTERS - Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s Notice of Annual Meeting and Proxy Statement (to be filed) is hereby incorporated by reference. Information regarding Executive Officers of the Company is included under Item 4A of Part I.

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the heading “OTHER MATTERS - Independent Registered Public Accounting Firm” and “OTHER MATTERS - Fees Paid To PricewaterhouseCoopers LLC” in the Company’s Notice of Annual Meeting and Proxy Statement (to be filed) is hereby incorporated by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed with this report:
1.	Financial Statements. The following financial statements are filed as a part of this document under Item 8.

-Report of Independent Registered Public Accounting Firm
-Consolidated Statements of Earnings for years ended September 30, 2004, 2003 and 2002
-Consolidated Balance Sheets at September 30, 2004 and 2003
-Consolidated Statements of Cash Flows for years ended September 30, 2004, 2003 and 2002
-Consolidated Statements of Shareholders’ Equity for the three years ended September 30, 2004
-Notes to Consolidated Financial Statements

2.
Financial Statement Schedules. None. Schedules not included have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto. Financial statements of the Registrant’s 50% or less owned companies have been omitted because, in the aggregate, they are not significant.

3.	Exhibits. See the Exhibit Index that appears at the end of this document and which is incorporated herein. Exhibits 10.10 through 10.45 are management compensation plans or arrangements.

 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Ralcorp Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RALCORP HOLDINGS, INC.

By: /s/ KEVIN J. HUNT	/s/ DAVID P. SKARIE
Kevin J. Hunt	David P. Skarie
Co-Chief Executive Officer	Co-Chief Executive Officer
and President	and President

                                    December 6, 2004

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints C. G. Huber, Jr. and T. G. Granneman and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resolution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KEVIN J. HUNT	Director and Co-Chief Executive Officer	December 6, 2004
Kevin J. Hunt	and President (Principal Executive Officer)

/s/ DAVID P. SKARIE	Director and Co-Chief Executive Officer	December 6, 2004
David P. Skarie	and President (Principal Executive Officer)

/s/ THOMAS G. GRANNEMAN	Corporate Vice President and	December 6, 2004
Thomas G. Granneman	Controller (Principal Accounting Officer)

/s/ DAVID R. BANKS	Director	December 6, 2004
David R. Banks

/s/ JACK W. GOODALL	Director	December 6, 2004
Jack W. Goodall

/s/ M. DARRELL INGRAM	Director	December 6, 2004
M. Darrell Ingram

/s/ DAVID W. KEMPER	Director	December 6, 2004
David W. Kemper

/s/ RICHARD A. LIDDY	Director	December 6, 2004
Richard A. Liddy

/s/ JOE R. MICHELETTO	Director	December 6, 2004
Joe R. Micheletto

/s/ WILLIAM P. STIRITZ	Director	December 6, 2004
William P. Stiritz

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

*2.1
Purchase Agreement among Value Added Bakery Holding Company, the persons set forth on Exhibits A and B thereto, RH Financial Corporation and solely with respect to Section 13.15, Ralcorp Holdings, Inc. dated as of November 12, 2003 (Filed as Exhibit 2.1 to the Company’s Form 8-K dated as of December 8, 2003).

*2.2
Purchase Agreement Amendment dated December 2, 2003 relating to Purchase Agreement among Value Added Bakery Holding Company, the persons set forth on Exhibit A and B thereto, RH Financial Corporation and solely with respect to Section 13.15, Ralcorp Holdings, Inc. dated as of November 12, 2003 (Filed as Exhibit 2.3 to the Company’s Form 8-K dated as of December 8, 2003).

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

*10.1
$150,000,000 Credit Agreement among Ralcorp Holdings, Inc., the lenders named therein, and JP Morgan Bank, as Agent, dated as of October 5, 2004 (Filed as Exhibit 99.1 to the Company’s Form 8-K dated as of October 21, 2004).

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

*10.4
Amendment No. 4 to Receivables Purchase Agreement dated as of September 25, 2001 among Ralcorp Receivables Corporation, Ralcorp Holdings, Inc., Falcon Asset Securitization Corporation and Bank One, N.A. (Filed as Exhibit 99.1 to the Company’s Form 8-K dated October 27, 2004).

*10.5
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

*10.7
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

*10.9
Termination Agreement by and among Vail Resorts, Inc., Ralcorp Holdings, Inc. and Apollo Ski Partners dated as of October 5, 2004 (Filed as Exhibit 99.1 to the Company’s Form 8-K dated October 6, 2004).

Exhibit Number		Description of Exhibit

*	10.10	Incentive Stock Plan (Filed as Exhibit 10.01 to the Company’s Registration Statement on Form 10 dated December 27, 1996).

*	10.11	Form of 1997 Non-Qualified Stock Option Agreement (Filed as Exhibit 10.01 to the Company’s Form 10-Q for the period ending June 30, 1997).

*	10.12	Form of 1997 Non-Qualified Stock Option Agreement for Non-Management Directors (Filed as Exhibit 10.01 to the Company’s Form 10-Q for the period ending June 30, 1997).

*	10.13	Form of Amended and Restated Management Continuity Agreement for Corporate Officers (Filed as Exhibit 10.2 to the Company’s Form 10-Q for the period ending December 31, 2003).

*	10.14	Form of Management Continuity Agreement for Co-Chief Executive Officers (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the period ending December 31, 2003).

*	10.15	Form of Management Continuity Agreement for David L. Beré (Filed as Exhibit 10.3 to the Company’s Form 10-Q for the period ending December 31, 2003).

*	10.16	Summary of Terms for 1998 Non-Qualified Stock Options (Filed as Exhibit 10.23 to the Company’s Form 10-K for the year ending September 30, 1998).

*	10.17	Split Dollar Second to Die Life Insurance Arrangement (Filed as Exhibit 10.07 to the Company’s Registration Statement on Form 10 dated December 27, 1996).

*	10.18	Change in Control Severance Compensation Plan (Filed as Exhibit 10.06 to the Company’s Registration Statement on Form 10 dated December 27, 1996).

*	10.19	Deferred Compensation Plan for Non-Management Directors (Filed as Exhibit 10.22 to the Company’s Form 10-K for the year ending September 30, 2002).

*	10.20	Deferred Compensation Plan for Key Employees (Filed as Exhibit 10.23 to the Company’s Form 10-K for the year ending September 30, 2002).

*	10.21	Executive Life Insurance Plan (Filed as Exhibit 10.10 to the Company’s Registration Statement on Form 10 dated December 27, 1996).

*	10.22	Executive Health Plan (Filed as Exhibit 10.11 to the Company’s Registration Statement on Form 10 dated December 27, 1996).

*	10.23	Executive Long Term Disability Plan (Filed as Exhibit 10.12 to the Company’s Registration Statement on Form 10 dated December 27, 1996).

*	10.24	Supplemental Retirement Plan (Filed as Exhibit 10.14 to the Company’s Registration Statement on Form 10 dated December 27, 1996).

*	10.25	Executive Savings Investment Plan (Filed as Exhibit 10.28 to the Company’s Form 10-K for the year ending September 30, 2002).

*	10.26	Form of Indemnification Agreement for all Non-Management Directors of the Company (Filed as Exhibit 10.35 to the Company’s Form 10-K for the year ending September 30, 1999).

*	10.27	Form of Indemnification Agreement for all Management Directors of the Company (Filed as Exhibit 10.36 to the Company’s Form 10-K for the year ending September 30, 1999).

*	10.28	Form of Indemnification Agreement for all Corporate Officers who are not Directors of the Company (Filed as Exhibit 10.37 to the Company’s Form 10-K for the year ending September 30, 1999).

Exhibit Number		Description of Exhibit

*	10.29	Summary of Terms of 1999 Non-Qualified Stock Options (Filed as Exhibit 10.38 to the Company’s Form 10-K for the year ending September 30, 1999).

*	10.30	Summary of Terms of 2001 Non-Qualified Stock Options (Filed as Exhibit 10.33 to the Company’s Form 10-K for the year ending September 30, 2001).

*	10.31	Form of Non-Qualified Stock Option Agreement dated May 24, 2001 for each non-management Director (Filed as Exhibit 10.34 to the Company’s Form 10-K for the year ending September 30, 2001).

*	10.32	Form of Non-Qualified Stock Option Agreement dated September 27, 2001 for each non-management Director (Filed as Exhibit 10.35 to the Company’s Form 10-K for the year ending September 30, 2001).

*	10.33	Restricted Stock Award Agreement dated May 24, 2001 with William P. Stiritz (Filed as Exhibit 10.36 to the Company’s Form 10-K for the period ending September 30, 2001).

*	10.34	Ralcorp Holdings, Inc. 2002 Incentive Stock Plan (Filed as Exhibit 10.38 to the Company’s Form 10-K for the period ending September 30, 2002).

*	10.35	Form of 2004 Long-Term Restricted Stock Award for Corporate Officers (Filed as Exhibit 99.1 to the Company’s Form 8-K dated as of September 29, 2004).

*	10.36	2002 Restricted Stock Award Agreement with William P. Stiritz granted January 2, 2002 (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the period ending March 31, 2002).

*	10.37	Form of 2002 Non-Qualified Stock Option Agreement (Filed as Exhibit 10.2 to the Company’s Form 10-Q for the period ending March 31, 2002).

*	10.38	Form of 2002 Non-Qualified Stock Option Agreement for non-management Directors (Filed as Exhibit 10.41 to the Company’s Form 10-K for the period ending September 30, 2002).

*	10.39	2003 Restricted Stock Award Agreement with William P. Stiritz (Filed as Exhibit 10.42 to the Company’s Form 10-K for the period ending September 30, 2003).

*	10.40	Form of 2003 Non-Qualified Stock Option Agreement (Filed as Exhibit 10.42 to the Company’s Form 10-K for the period ending September 30, 2003).

*	10.41	Form of 2003 Non-Qualified Stock Option Agreement for non-management Directors (Filed as Exhibit 10.42 to the Company’s Form 10-K for the period ending September 30, 2003).

	10.42	Restricted Stock Award Agreement dated January 2, 2004 with William P. Stiritz.

	10.43	Restricted Stock Award Agreement dated January 2, 2004 with Joe R. Micheletto.

	10.44	Form of Non-Qualified Stock Option Agreement dated February 5, 2004.

*	10.45	Form of Director Non-Qualified Stock Option Agreement dated September 23, 2004 (Filed as Exhibit 99.1 to the Company’s Form 8-K dated September 29, 2004).

*	10.46	Floating Rate Senior Notes, Series A, due May 22, 2010 Note Purchase Agreement (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the period ending June 30, 2003).

*	10.47
$145,000,000 4.24% Series B Senior Notes due December 22, 2010, First Supplement to Note Purchase Agreements dated as of December 22, 2003 (Filed as Exhibit 10.4 to the Company’s Form 10-Q for the period ending December 31, 2003).

*	10.48
$50,000,000 5.43% Series C Senior Notes due December 22, 2013, Second Supplement to Note Purchase Agreements dated as of December 22, 2003 (Filed as Exhibit 10.5 to the Company’s Form 10-Q for the period ending December 31, 2003).

*	10.49
$75,000,000 4.76% Series D Senior Notes due December 22, 2013, Third Supplement to Note Purchase Agreements dated as of December 22, 2003 (Filed as Exhibit 10.6 to the Company’s Form 10-Q for the period ending December 31, 2003).

Exhibit Number		Description of Exhibit

	21	Subsidiaries of the Company.

	23	Consent of PricewaterhouseCoopers LLP.

*	24	Power of Attorney (Included under Signatures).

	31.1	Certification of Kevin J. Hunt.

	31.2	Certification of David P. Skarie.

	31.3	Certification of Thomas G. Granneman.

	32	Certification pursuant to 18 U.S.C. Section 1350 of Kevin J. Hunt, David P. Skarie, and Thomas G. Granneman.

_____
* Incorporated by reference

