Form 10-Q
period 2004-12-31
RALCORP HOLDINGS INC /MO
filed 2005-02-09
CIK 1029506

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

                                 (Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004.

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO ____________.

Commission file number: 1-12619

Ralcorp Holdings, Inc.
(Exact name of registrant as specified in its charter)

Missouri	43-1766315
(State of Incorporation)	(I.R.S. Employer
Identification No.)

800 Market Street, Suite 2900
St. Louis, MO	63101
(Address of principal	(Zip Code)
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b-2 of the Exchange Act). Yes (x) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at
par value $.01 per share	February 8, 2005
29,498,268

RALCORP HOLDINGS, INC.

TABLE OF CONTENTS

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Statements of Earnings	1

	Condensed Consolidated Statements of Comprehensive Income	1

	Condensed Consolidated Balance Sheets	2

	Condensed Consolidated Statements of Cash Flows	3

	Notes to Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	13

PART II.	OTHER INFORMATION

Item 2.	Changes in Securities and Use of Proceeds	14

Item 5.	Other Information	14

Item 6.	Exhibits and Reports on Form 8-K	14

SIGNATURES	15

(i)

PART  I.  FINANCIAL INFORMATION
Item 1.	Financial Statements.

RALCORP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
(Dollars in millions except per share data)

	Three Months Ended
	December 31,
	2004	2003

Net Sales	$440.1	$362.5
Cost of products sold	(351.5)	(291.9)
Gross Profit	88.6	70.6
Selling, general and administrative expenses	(52.1)	(45.0)
Interest expense, net	(3.9)	(1.7)
Restructuring charges	(.1)	(.3)
Earnings before Income Taxes
and Equity Earnings	32.5	23.6
Income taxes	(11.9)	(8.6)
Earnings before Equity Earnings	20.6	15.0
Equity in loss of Vail Resorts, Inc.,
net of related deferred income taxes	(4.0)	(3.3)
Net Earnings	$16.6	$11.7

Earnings per Share
Basic	$.56	$.40
Diluted	$.55	$.39

See accompanying Notes to Condensed Consolidated Financial Statements.

RALCORP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in millions)

	Three Months Ended
	December 31,
	2004	2003

Net Earnings	$16.6	$11.7
Other comprehensive income	-	.9
Comprehensive Income	$16.6	$12.6

See accompanying Notes to Condensed Consolidated Financial Statements.

RALCORP HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in millions)

	Dec. 31,	Sep. 30,
	2004	2004

Assets
Current Assets
Cash and cash equivalents	$7.3	$23.7
Investment in Ralcorp Receivables Corporation	37.6	98.0
Receivables, net	17.8	23.6
Inventories	180.6	175.1
Deferred income taxes	6.3	6.3
Prepaid expenses and other current assets	4.8	3.6
Total Current Assets	254.4	330.3
Investment in Vail Resorts, Inc.	74.5	80.7
Property, Net	342.4	342.9
Goodwill	367.1	367.1
Other Intangible Assets, Net	91.4	89.0
Other Assets	13.6	11.6
Total Assets	$1,143.4	$1,221.6

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$89.4	$115.0
Other current liabilities	63.9	84.3
Total Current Liabilities	153.3	199.3
Long-term Debt	376.7	425.7
Deferred Income Taxes	55.5	58.2
Other Liabilities	96.3	94.2
Total Liabilities	681.8	777.4
Shareholders' Equity
Common stock	.3	.3
Capital in excess of par value	117.8	117.3
Retained earnings	446.1	429.5
Common stock in treasury, at cost	(68.3)	(68.4)
Unearned portion of restricted stock	(4.4)	(4.6)
Accumulated other comprehensive loss	(29.9)	(29.9)
Total Shareholders' Equity	461.6	444.2
Total Liabilities and Shareholders' Equity	$1,143.4	$1,221.6

See accompanying Notes to Condensed Consolidated Financial Statements.

RALCORP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in millions)

	Three Months Ended
	December 31,
	2004	2003

Cash Flows from Operating Activities
Net earnings	$16.6	$11.7
Adjustments to reconcile net earnings to net
cash flow provided by operating activities:
Depreciation and amortization	12.6	9.9
Sale of receivables, net	50.0	5.4
Deferred income taxes	(2.7)	(2.2)
Equity in loss of Vail Resorts, Inc.	6.2	5.0
Other changes in current assets and liabilities, net
of effects of business acquisitions	.9	(6.3)
Other, net	.8	3.5
Net Cash Provided by Operating Activities	84.4	27.0

Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	-	(287.2)
Additions to property and intangible assets	(14.9)	(8.0)
Net Cash Used by Investing Activities	(14.9)	(295.2)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	-	270.0
Repayment of long-term debt	(50.0)	-
Net borrowings under credit arrangements	1.0	-
Change in book cash overdrafts	(7.4)	(3.0)
Purchase of treasury stock	(1.4)	-
Proceeds from exercise of stock options	1.2	.7
Dividends paid	(29.3)	-
Net Cash (Used) Provided by Financing Activities	(85.9)	267.7

Net Decrease in Cash and Cash Equivalents	(16.4)	(.5)
Cash and Cash Equivalents, Beginning of Period	23.7	29.0
Cash and Cash Equivalents, End of Period	$7.3	$28.5

 See accompanying Notes to Condensed Consolidated Financial Statements.

RALCORP HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions except per share data)

NOTE 1 - PRESENTATION OF CONDENSED FINANCIAL STATEMENTS

The accompanying unaudited historical financial statements of the Company have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods presented. All such adjustments are of a normal recurring nature. Operating results for the periods presented are not necessarily indicative of the results for the full year. Certain prior year amounts have been reclassified to conform with the current year’s presentation (see Note 12). These statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended September 30, 2004.

NOTE 2 - RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, which replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This Statement eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. The revised statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The revised statement also clarifies and expands Statement 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability, and attributing compensation cost to reporting periods. For Ralcorp, the required effective date of the revised statement is July 1, 2005. The revised statement applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Ralcorp will apply the revised statement using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for pro forma disclosures. Based on awards outstanding at December 31, 2004, the Company expects application of the revised statement to reduce net earnings for the quarter and year ended September 30, 2005 by approximately $.6 ($.02 per share).

NOTE 3 - STOCK-BASED COMPENSATION

Stock-based compensation is currently recognized using the intrinsic value method. Accordingly, no compensation expense has been recognized for the stock options granted since the exercise price was equal to the fair market value of the shares at the grant date. If the Company had used the fair value method, net earnings and earnings per share would have been reduced as shown in the following table.

	Three Months Ended
	December 31,
	2004	2003
Net earnings, as reported	$16.6	$11.7
Add: Stock-based employee compensation expense
included in reported net earnings, net of related tax effects	.1	-
Deduct: Total stock-based employee compensation
expense determined under fair value based method,
net of related tax effect	(.8)	(.6)
Pro forma net earnings	$15.9	$11.1

Earnings per share:
Basic - as reported	$.56	$.40
Basic - pro forma	$.54	$.38

Diluted - as reported	$.55	$.39
Diluted - pro forma	$.53	$.37

NOTE 4 - PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company sponsors qualified and supplemental noncontributory defined benefit pension plans and other postretirement benefit plans for certain of its employees. The following table provides the components of net periodic benefit cost for the plans.

	Three Months Ended
	December 31,
	2004	2003
Pension Benefits
Service cost	$.6	$.9
Interest cost	2.3	2.2
Expected return on plan assets	(2.9)	(3.0)
Amortization of unrecognized net loss	.2	.2
Net periodic benefit cost	$.2	$.3

Other Benefits
Service cost	$-	$-
Interest cost	.4	.5
Amortization of unrecognized net loss	.2	.2
Net periodic benefit cost	$.6	$.7

NOTE 5 - RESTRUCTURING CHARGES

Restructuring charges in the quarter ended December 31, 2004 consisted of incidental expenses related to the closure of the plant in Kansas City, KS, which was substantially completed by September 30, 2004. Except for any gain or loss on the eventual sale of that plant, no future charges are expected.

In the quarter ended December 31, 2003, restructuring charges were related to the closure of the in-store bakery (ISB) facility in Kent, WA, and the transfer of production from that facility and two other ISB facilities to a new plant located in Ogden, Utah. The project was completed in fiscal 2004. As of December 31, 2004, "Other current liabilities" included $.5 and "Other liabilities" included $.1 related to the remaining net lease obligation at the Kent facility ($.5 and $.2, respectively, as of September 30, 2004).

NOTE 6 - EARNINGS PER SHARE

The weighted-average shares outstanding for basic and diluted earnings per share were as follows (in thousands):

	Three Months Ended
	December 31,
	2004	2003
Weighted Average Shares
for Basic Earnings per Share	29,398	29,084
Dilutive effect of:
Stock options	843	615
Restricted stock awards	15	3
Weighted Average Shares
for Diluted Earnings per Share	30,256	29,702

NOTE 7 - SALE OF RECEIVABLES

The Company has an agreement to sell, on an ongoing basis, all of its trade accounts receivable to a wholly owned, bankruptcy-remote subsidiary named Ralcorp Receivables Corporation (RRC). RRC can then sell up to $66.0 of ownership interests in qualifying receivables to a bank commercial paper conduit. RRC is a qualifying special purpose entity under FAS 140, and the sale of Ralcorp receivables to RRC is considered a true sale for accounting, tax and legal purposes. The accounts receivable of the recently acquired Bakery Chef and C2B businesses have not been incorporated into the agreement and are not currently being sold to RRC. As of December 31, 2004, the outstanding balance of receivables (net of an allowance for doubtful accounts) sold to RRC was $87.6 and proceeds received were $50.0, resulting in a subordinated retained interest of $37.6 reflected on the Company’s consolidated balance sheet as an "Investment in Ralcorp Receivables Corporation." As of September 30, 2004, net receivables sold to RRC were $98.0 and the Company elected not to sell any to the conduit, resulting in a retained interest of $98.0. Discounts related to the sale of receivables totaled $.1 in the quarters ended December 31, 2004 and 2003, and are included on the statement of earnings in selling, general and administrative expenses.

NOTE 8 - INVENTORIES consisted of:
	Dec. 31,	Sep. 30,
	2004	2004
Raw materials and supplies	$88.1	$75.9
Finished products	95.0	101.2
	183.1	177.1
Allowance for obsolete inventory	(2.5)	(2.0)
	$180.6	$175.1

NOTE 9 - PROPERTY, NET consisted of:
	Dec. 31,	Sep. 30,
	2004	2004
Property at cost	$602.6	$593.5
Accumulated depreciation	(260.2)	(250.6)
	$342.4	$342.9

NOTE 10 - OTHER INTANGIBLE ASSETS, NET consisted of:
	Dec. 31,	Sep. 30,
	2004	2004
Computer software	$35.1	$31.0
Customer relationships	69.0	69.0
Trademarks	15.3	15.3
	119.4	115.3
Accumulated amortization	(28.0)	(26.3)
	$91.4	$89.0

Amortization expense related to these assets was $1.7 and $1.0 during the three months ended December 31, 2004 and 2003, respectively.

NOTE 11 - LONG-TERM DEBT consisted of:
	December 31, 2004		September 30, 2004
	Balance	Rate	Balance	Rate
Floating Rate Senior Notes, Series A	$100.0	3.19%	$150.0	2.59%
Fixed Rate Senior Note, Series B	145.0	4.24%	145.0	4.24%
Fixed Rate Senior Note, Series C	50.0	5.43%	50.0	5.43%
Fixed Rate Senior Note, Series D	75.0	4.76%	75.0	4.76%
Industrial Development Revenue Bond	5.6	1.93%	5.6	1.39%
Uncommitted credit arrangements	1.1	3.13%	.1	2.75%
	$376.7		$425.7

On November 22, 2004, $50.0 of Floating Rate Senior Notes, Series A, was repaid with proceeds from the sale of accounts receivable (see Note 7). In December 2004, the interest rate on the remaining $100 million of Floating Rate Senior Notes, which matures in May 2010, was effectively fixed at 4.76% through December 2009 with an interest rate swap contract. Under the terms of the swap, the Company pays interest at a 3.91% fixed rate and receives interest at 3-month LIBOR. The interest received offsets the variable portion of interest incurred on the Floating Rate Senior Notes, which incur interest at a rate of 3-month LIBOR plus 0.85%.

NOTE 12 - SEGMENT INFORMATION

The following tables present information about the Company’s reportable segments. Management evaluates each segment’s performance based on its profit contribution, which is profit or loss from operations before income taxes, interest, costs related to restructuring activities, and other unallocated corporate income and expenses. On October 1, 2004, operations of the in-store bakery (ISB) group began reporting to management of Bakery Chef, who then report combined results to Ralcorp’s top management. Consequently, ISB (comprising the Cascade, Lofthouse, and C2B acquisitions) is now combined with Bakery Chef in a reportable segment called Frozen Bakery Products (previously known as Frozen Pancakes, Biscuits & Breads) rather than with Bremner in Cereals, Crackers & Cookies. All corresponding items of segment information for earlier periods have been restated to conform to the new presentation.

	Three Months Ended
	December 31,
	2004	2003
Net Sales
Ralston Foods	$97.5	$83.5
Bremner	85.2	73.2
Cereals, Crackers & Cookies	182.7	156.7
Dressings, Syrups, Jellies & Sauces	97.8	95.6
Snack Nuts & Candy	74.3	70.9
Frozen Bakery Products	85.3	39.3
Total	$440.1	$362.5

Profit Contribution
Cereals, Crackers & Cookies	$19.5	$17.0
Dressings, Syrups, Jellies & Sauces	2.9	2.9
Snack Nuts & Candy	6.0	5.4
Frozen Bakery Products	12.8	5.4
Total segment profit contribution	41.2	30.7
Interest expense, net	(3.9)	(1.7)
Restructuring charges	(.1)	(.3)
Accelerated depreciation related to restructuring	-	(.3)
Systems upgrades and conversions	(1.1)	(.8)
Other unallocated corporate expenses	(3.6)	(4.0)
Earnings before income taxes
and equity earnings	$32.5	$23.6

	Dec. 31,	Sep. 30,
	2004	2004
Total Assets
Cereals, Crackers & Cookies	$264.9	$265.4
Dressings, Syrups, Jellies & Sauces	164.3	162.9
Snack Nuts & Candy	109.7	107.0
Frozen Bakery Products	441.5	446.0
Total segment assets	980.4	981.3
Investment in Ralcorp Receivables Corporation	37.6	98.0
Investment in Vail Resorts, Inc.	74.5	80.7
Other unallocated corporate assets	50.9	61.6
Total	$1,143.4	$1,221.6

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and capital resources of Ralcorp Holdings, Inc. This discussion should be read in conjunction with the financial statements under Item 1 and the "Cautionary Statement On Forward-Looking Statements" under this Item 2. The terms "our," "we," "Company," and "Ralcorp" as used herein refer to Ralcorp Holdings, Inc. and its consolidated subsidiaries.
On October 1, 2004, operations of the in-store bakery (ISB) group began reporting to management of Bakery Chef, who then report combined results to Ralcorp’s top management. Consequently, ISB (comprising the Cascade, Lofthouse, and C2B acquisitions) is now combined with Bakery Chef in a reportable segment called Frozen Bakery Products (previously known as Frozen Pancakes, Biscuits & Breads) rather than with Bremner in Cereals, Crackers & Cookies. All corresponding items of segment information for earlier periods have been restated to conform to the new presentation.

RESULTS OF OPERATIONS

Consolidated

Net Earnings First quarter net earnings were up 42% from $11.7 million in fiscal 2004 to $16.6 million in fiscal 2005, and diluted earnings per share improved from $.39 to $.55. First quarter gross profit increased about 25%, nearly two-thirds of which was due to the timing of acquisitions, with the remainder due to organic sales growth. Selling, general and administrative expenses were only 16% higher but interest expense more than doubled. Results for the first quarter of fiscal 2005 included a full three months of results from the Bakery Chef business and the Concept 2 Bakers (C2B) business, acquired on December 3, 2003 and February 27, 2004, respectively, while the results for the first quarter of fiscal 2004 included only about one month of Bakery Chef results and no C2B results. More detailed discussion and analysis of these and other factors follows.
Net Sales First quarter net sales were up 21% from $362.5 million in fiscal 2004 to $440.1 million in fiscal 2005. A little more than half of this increase was due to the timing of acquisitions, while the remainder came from organic growth in each of our segments, especially Cereals, Crackers & Cookies. Refer to the segment discussions below for more information.
Operating Expenses For the three months ended December 31, 2004 and 2003, cost of products sold was 79.9% and 80.5% of net sales, respectively, while selling, general, and administrative (SG&A) expenses were 11.8% and 12.4% of net sales, respectively. The cost of sales percentage declined as a result of the lower cost structure of the acquired businesses, partially offset by increased costs in most of our other businesses. The SG&A percentage was reduced as a result of the increase in net sales (since a significant portion of SG&A expenses are not directly related to sales volume) as well as other factors. Again, refer to the segment discussions below for more information.
Interest Expense, Net Interest expense was $3.9 million for the three months ended December 31, 2004, compared to $1.7 million in the first quarter of the prior year. The increase is primarily attributable to $270 million of additional borrowings (yielding a weighted average fixed interest rate of 4.60%) to fund the Bakery Chef acquisition in December 2003. Outstanding long-term debt increased from $155.9 million at September 30, 2003 to $425.9 million at December 31, 2003. Debt remained at approximately that amount until November 2004, when $50 million of Floating Rate Senior Notes was repaid with proceeds from the sale of accounts receivable (discussed further below). In December 2004, the interest rate on the remaining $100 million of Floating Rate Senior Notes was effectively fixed at 4.76% through December 2009 with an interest rate swap contract (see Note 11). The weighted average interest rate on all of the Company’s outstanding debt was 3.96% in the first quarter of fiscal 2005 compared to 2.32% in the first quarter of fiscal 2004.
The Company has an agreement which gives it the ability to sell up to $66 million of certain of its trade accounts receivable on an ongoing basis through fiscal 2005. Discounts related to this agreement totaled $.1 million in the first quarter of fiscal 2005 and 2004 and are included in the consolidated statement of earnings in selling, general and administrative expenses. The accounts receivable of the recently acquired Bakery Chef and C2B businesses are not included in the agreement and are not currently being sold.
               Restructuring Charges Restructuring charges in the quarter ended December 31, 2004 consisted of $.1 million of incidental expenses related to the closure of the plant in Kansas City, KS, which was substantially completed by September 30, 2004. Except for any gain or loss on the eventual sale of that plant, no future charges are expected.
In the first quarter of fiscal 2004, Ralcorp recorded restructuring costs related to the relocation of certain ISB production facilities totaling $.3 million ($.01 per diluted share). This project also resulted in $.3 million ($.01 per diluted share) of accelerated depreciation expense on assets that were disposed of when the relocation was completed, included in "Cost of products sold".
See Note 5 in Item 1 for more information about restructuring and impairment charges.
Income Taxes Income tax provisions generally reflect statutory tax rates for the periods presented, with an effective rate of about 36.5%.

              Equity in Earnings of Vail Resorts, Inc. Ralcorp continues to hold an approximate 21% equity ownership interest in Vail Resorts, Inc. Vail Resorts operates on a fiscal year ending July 31; therefore, we report our portion of Vail Resorts’ operating results on a two-month time lag. Vail Resorts’ operations are highly seasonal, typically yielding income for the second and third fiscal quarters and losses for the first and fourth fiscal quarters. For the first quarter ended December 31, 2004, this investment resulted in a non-cash pre-tax loss of $6.2 million, compared to $5.0 million for the first quarter of the prior year.

Cereals, Crackers & Cookies

First quarter net sales for the Cereals, Crackers & Cookies segment increased $26 million (17%) from last year, with the Ralston Foods cereal division growing $14.0 million and the Bremner cracker and cookie division adding $12.0 million.
At Ralston Foods, private label ready-to-eat (RTE) cereal sales volume set a record and was nearly 20% higher than last year, despite little growth in the overall store brand RTE category. That growth is attributable primarily to increased distribution of both existing and new cereal products with top customers. Hot cereal volumes were flat. Smaller channels were mixed compared to last year, with foodservice sales volume 19% lower while co-manufacturing volume approximately doubled. Competitive bid situations continue to apply downward pressure on selling prices, but the effect on net sales was more than offset by product mix in the first quarter.
At Bremner, pricing held steady while volumes increased due to incremental sales to customers of an insolvent competitor and growing sales with existing customers, partially offset by significantly lower co-manufacturing sales (down $5.5 million). Bake-Line Group, LLC filed a Chapter 7 bankruptcy petition and ceased operations on January 12, 2004. Since then, Bremner has begun supplying products to several former Bake-Line customers. Cracker sales volume was up 12%, primarily in relatively higher-priced specialty items, and cookie volume was up 25%, primarily in lower-priced sandwich cremes.
The segment’s profit contribution for the first quarter improved $2.5 million (15%) from last year. The effects of increased sales and favorable mix were partially offset by escalating freight costs (approximately $1.8 million), unfavorable ingredient costs (approximately $2.5 million, especially grain products, soybean oil, raisins, and tree nuts), and increased promotional spending ($1.3 million). Freight rates have been driven higher by fuel costs, carrier pricing, premiums to secure trucks, and geographic transportation shifts. The additional promotional costs included product demonstrations, premiums, and in-store signage for Ralston Foods and package redesign costs (primarily related to trans fat label declarations) for Bremner.

Dressings, Syrups, Jellies & Sauces

In the Dressings, Syrups, Jellies & Sauces segment, also known as Carriage House, net sales for the three months ended December 31, 2004 were up $2.2 million (2%) from last year’s first quarter. The increase came from favorable product mix and higher pricing in response to rising costs, as overall sales volume was nearly flat. A volume reduction due to the loss of pourable salad dressing sales to a major customer was offset by increased volumes in other product lines.
The segment’s first quarter profit was unchanged from a year ago. Unfavorable costs of raw materials (approximately $1.8 million, especially soybean oil, fruits, and packaging) and freight (approximately $1.5 million) more than offset increases in net sales. The resulting shortfall in gross profit was offset by reduced selling, general and administrative costs. SG&A had included process improvement consulting fees in last year’s first quarter, while the first quarter of fiscal 2005 benefited from savings derived from recent cost reduction projects.

Snack Nuts & Candy

First quarter net sales for the Snack Nuts & Candy segment, also known as Nutcracker Brands, grew $3.4 million (5%) from last year. This growth came primarily from price increases driven by higher ingredient costs, partially offset by an unfavorable mix. Sales volume was flat as expanded distribution with both new and existing customers offset the effects of reduced orders of holiday gift packs and promotional items.
The segment’s profit contribution for the first quarter improved $.6 million (11%) from a year ago. In last year’s first quarter, a volume surge and the implementation of new information systems resulted in temporary production inefficiencies and higher inventory storage costs. In the first quarter of fiscal 2005, the selling price increases were offset by $4.7 million of cost increases in ingredients (cashews, pecans, almonds, macadamias, and Brazil nuts), unfavorable mix, and higher expenses (including $.2 million of relocation and severance costs associated with staffing reduction initiatives).

Frozen Bakery Products

As previously mentioned, the Frozen Bakery Products segment consists of the Bakery Chef acquisition and the ISB group, composed of the Cascade, Lofthouse, and C2B acquisitions.

               Net sales for the segment grew to $85.3 million for the quarter ended December 31, 2004, from $39.3 million for the quarter ended December 31, 2003. About $30 million of the increase was the result of an additional two months of results from Bakery Chef, acquired December 3, 2003. Another $10 million is attributable to C2B, acquired February 27, 2004. The organic growth was primarily driven by stronger ISB holiday cookie volume.
Frozen Bakery Products profit contribution improved $7.4 million from last year’s first quarter. Again, nearly 90% of the increase was the result of the timing of acquisitions. The remaining increase was $1.3 million of profit from incremental ISB sales and $.5 million of favorable material costs, partially offset by slightly higher operating expenses and $.4 million of additional intangible asset amortization expense.

LIQUIDITY AND CAPITAL RESOURCES
Historically, we have funded operating needs by generating positive cash flows through operations. We expect to continue generating operating cash flows through our mix of businesses and expect that short-term and long-term liquidity requirements will be met through a combination of operating cash flows and strategic use of borrowings under committed and uncommitted credit arrangements. Capital resources remained strong at December 31, 2004, with a net worth of $461.6 million and a long-term debt to total capital ratio of 45%, compared with corresponding figures for September 30, 2004 of $444.2 million and 49%. Working capital, excluding cash and cash equivalents, was down to $93.8 million at December 31, 2004, from $107.3 million at September 30, 2004.
Cash flows from operating activities fluctuate from quarter to quarter due to a number of factors, including the amount and timing of inventory purchases and related payments and the amount and timing of sales and related collections. The increase from $27.0 million in the three months ended December 31, 2003 to $84.4 million in the three months ended December, 2004 was primarily due to cash flows related to our receivables sale agreement and the incremental net cash flows from the increased net sales. During the first quarter of fiscal 2005, net proceeds received from the sale of beneficial interests in accounts receivable were $50.0 million, compared with only $5.4 million a year ago. See Note 7 in Item 1 for more information about the sale of receivables.
In the quarter ended December 31, 2003, we paid a total of $287.2 million related to the Bakery Chef acquisition, including purchase price, investment advisory fees, legal fees, and other related costs, and net of $.1 million of cash acquired. There have been no business acquisitions in fiscal 2005. Ralcorp’s planned capital expenditures for fiscal 2005 will require nearly $60 million, of which $14.9 million was spent during the first three months. As discussed below, we have adequate capacity under current borrowing arrangements to meet these cash needs.
On December 21, 2003, we completed a $270 million private placement of long-term fixed rate senior notes yielding a weighted average interest rate of 4.6% to fund the Bakery Chef acquisition. On November 22, 2004, $50.0 of Floating Rate Senior Notes, Series A, was repaid with proceeds from the sale of accounts receivable. On December 15, 2004, the interest rate on the remaining $100 million of Floating Rate Senior Notes, which matures in May 2010, was effectively fixed at 4.76% through December 2009 with an interest rate swap contract (see Note 11). As of December 31, 2004, total remaining availability under our $150 million revolving credit agreement and our $15 million uncommitted credit arrangements was $163.9 million. Currently, the most restrictive covenant is a maximum Total Debt to Adjusted EBITDA ratio of 3.50:1. As of December 31, 2004, we were in compliance with all covenants, with a Total Debt to Adjusted EBITDA ratio of 2.40:1.
During the first quarter of fiscal 2005, approximately 77,000 shares of treasury stock were issued for stock options exercised, while approximately 35,000 shares were repurchased.
On October 22, 2004, we paid a special cash dividend of $1.00 per share to shareholders of record as of the close of business on October 8, 2004. Our Board of Directors declared the dividend on September 24, 2004. We believe that paying the special dividend was a direct and efficient way to distribute surplus capital to our shareholders and manage our balance sheet without adversely affecting our ability to continue to pursue acquisition opportunities, make capital expenditures, or reduce debt.

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
Acquisitions are integrated into Ralcorp operations depending upon a number of criteria, including continuation of the current management team, organizational reporting relationships, available synergies to be gained through the consolidation of like operations, as well as other factors. Many past acquisitions have continued to utilize their own stand-alone information systems. In 2003, the Company commenced the systematic conversion of these disparate division and facility information systems to new, integrated company-wide information systems software provided primarily by J.D. Edwards/PeopleSoft. These conversions commenced in September 2003 with two snack nut facilities; will include corporate headquarters, Ralston Foods, and Bremner during fiscal 2005; and are expected to continue well into fiscal 2006.

Freight costs have been increasing and are expected to remain at elevated levels at least through the first nine months of fiscal 2005, thereby reducing profit margins. These cost increases are primarily the result of rising fuel prices. Further, a shortage of available common carriers in some areas is putting additional upward pressure on freight rates as well as having a negative effect on our customer service. In fiscal 2004, freight costs were approximately 7 percent of our cost of products sold.
In July 2003, the Food and Drug Administration issued a final rule amending its regulations on nutrition labeling to require that trans fat be declared in the nutrition label of conventional foods and dietary supplements on a separate line immediately under the line for the declaration of saturated fat. The new rule will be effective January 1, 2006. Because of this regulatory change, we are incurring additional costs related to packaging modifications and formulation changes to certain products. We estimate that such changes to labels and formulas may add as much as $3.7 million to fiscal 2005 expense, primarily in the Bremner division. The ultimate impact of this regulation upon our businesses cannot be determined at this time.
On an enterprise-wide basis, we attempt to manage cost increases through forward purchase contracts, hedging, and selling price increases. Although the costs of energy, freight, and several commodities increased significantly from costs in the first quarter of the prior year, most of the effects were mitigated during the quarter through hedging and forward purchase contracts as well as volume and selling price increases. If these costs remain at elevated levels as expected, some of these mitigating factors will become less effective when favorable hedging contracts expire or sales volume growth slows, resulting in lower profit margins for the remainder of fiscal 2005.
In 2002, the government passed the Sarbanes-Oxley Act (the Act) which requires, under section 404 of the Act, a management certification on internal controls over financial reporting. This increased requirement is effective for the Company in fiscal 2005. The Company has developed a plan to document, assess, and test primary controls, including those over computer operations, to comply with the new requirements. The Company currently estimates the incremental costs of compliance with section 404 of the Act to be approximately $.8 to $1.0 million for 2005.
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
Pricing and volume agreements with customers are generally determined by the customers’ periodic requests for competitive category reviews in each of our divisions. During the last twelve months, Ralston Foods participated in several of these category reviews and was able to maintain or grow volumes, albeit at reduced margin levels. Ralston Foods anticipates additional category review requests to occur during the remainder of fiscal 2005. In this environment, it is imperative that volume gains substantially offset the continued pricing pressures.
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
On January 12, 2004, Bake-Line Group, LLC, a producer of cookies and crackers, filed a Chapter 7 bankruptcy petition in Delaware and ceased operations. Since then, Bremner has begun supplying products to several of Bake-Line’s former customers. For the remainder of 2005, both Ralston Foods and Bremner sales growth is expected to slow as the effects of new customers and new product introductions will have a reduced impact on the year-over-year comparisons. In addition, certain co-manufacturing agreements are expected to decline in volume or expire.

Dressings, Syrups, Jellies & Sauces

Carriage House’s competitors, both large and small, continue to be aggressive on pricing. In addition, the division continues to be negatively affected by certain ingredient and packaging cost increases (including soybean oil and certain fruits) as well as increased employee health care, benefits, and freight costs. As warranted, we will continue to seek price increases to help offset these rising costs.

               The segment’s operating performance has been helped by recent restructuring, including the sales of underperforming operations and related plant rationalizations, and ongoing process improvement and overhead reduction projects. Most recently, in June of 2004, Carriage House finalized a plan to close its plant in Kansas City, Kansas, and move production to other facilities. Annual savings from this plant closure are expected to be $1.2 million and commenced in the first quarter of fiscal 2005. In addition, Carriage House recently initiated administrative staffing reductions in a number of facilities, with estimated annual cost savings of $2.0 million. Ongoing cost reduction efforts are critical to maintaining segment profitability during periods of rising costs.
                In June 2004, a major customer began purchasing pourable salad dressings from one of our competitors in order to achieve lower prices. The resulting loss of profit has been offset by the aforementioned actions taken to reduce overhead costs and continuing efforts to replace the lost volume through additional sales to new and existing customers.

Snack Nuts & Candy

Snack nuts and candy continue to be very competitive categories. This segment of Ralcorp faces significant competition from branded manufacturers as well as private label and regional producers, and we expect competition to intensify in the near future as category growth in snack nuts appears to be slowing compared with growth reported in fiscal 2004.
The majority of the segment’s cost of products sold relates to commodities including peanuts, cashews, and tree nuts such as macadamias, pecans, and almonds. The costs of these commodities fluctuate, sometimes drastically, based upon worldwide supply and demand. These commodity fluctuations, when not accompanied by pricing changes due to competition, can result in short-term changes in the profitability of the segment. We currently have committed contracts for a large portion of our commodity needs for the remainder of fiscal 2005. During that period, we expect our peanut and cashew costs to remain relatively constant while our tree nut costs are expected to increase slightly from current levels; however, our tree nut costs will be considerably higher than in the corresponding period of fiscal 2004. Whenever possible, we will continue to implement price increases to help offset these rising costs.
During the fourth quarter of fiscal 2004, the segment initiated staffing reductions at several locations, with expected annual cost savings of $.7 million. In addition to ongoing cost reduction efforts, the segment will continue to focus on maintaining its customer base and the high quality of its products and on developing new products.

Frozen Bakery Products

As previously mentioned, the Frozen Bakery Products segment consists of the Bakery Chef acquisition and the ISB group, comprised of the Cascade, Lofthouse and C2B acquisitions.
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
The ISB group’s primary business includes frozen cookies and par-baked frozen breads for sale to the in-store bakery departments of major food retailers. During fiscal 2004, we completed the consolidation of Lofthouse and Cascade into a single operating facility in Ogden, UT, with expected annual cost savings of approximately $3.0 to $3.6 million which commenced in the fourth quarter of fiscal 2004. The February 2004 addition of C2B, a producer of par-baked frozen breads, provides the segment with an expanded product line for sale in both ISB and foodservice channels.
The segment’s focus for the remainder of fiscal 2005 is to capitalize on the coordination of Bakery Chef with the ISB business by offering an expanded product grouping to the combined customer base of the two organizations.

RECENTLY ISSUED ACCOUNTING STANDARDS
See Note 2 in Item 1 for a discussion regarding FASB Statement No. 123 (revised 2004), Share-Based Payment.

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

              Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Report. These forward-looking statements are sometimes identified by their use of terms and phrases such as "believes," "expects," "anticipates," "intends," "plans," "will," "could," "may" or similar expressions. Our results of operations and financial condition may differ materially from those in the forward-looking statements. Such statements are based on our current views and assumptions, and involve risks and uncertainties that could affect expected results. For example, any of the following factors cumulatively or individually may impact expected results:
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
(iii) Significant increases in the cost of insurance, employee benefits, or certain raw materials (e.g., wheat, soybean oil, eggs, peanuts, various tree nuts, corn syrup, cocoa, fruits) or energy used to manufacture our products, to the extent not reflected in the price of our products, could adversely impact our results;
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
(viii) If actual or forecasted cash flows of any reporting unit deteriorate such that its fair value falls below its carrying value, goodwill would likely be impaired and an impairment loss would be recorded immediately as a charge against earnings;
(ix) In fiscal 2005, we will implement new information systems software within our Cereals, Crackers & Cookies segment. Implementation of the new system could cause disruptions to the segment’s operations;
(x) Recently we have experienced increases in the cost to transport finished goods to customers. The costs have risen because of the increased cost of fuel and because there is a limited supply of freight carriers. In the event this situation worsens, transportation costs will increase significantly and we will experience service problems with our customers; and
(xi) Other uncertainties, all of which are difficult to predict and many of which are beyond our control, may impact our financial position, including those risks detailed from time to time in our publicly filed documents. These and other factors are discussed in our Securities and Exchange Commission filings.
The list of factors above is illustrative and by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

We believe there have been no material changes in the reported commodity price risks faced by the Company during the three months ended December 31, 2004. However, the Company’s interest rate risk was significantly reduced during that quarter. First, variable rate debt was reduced from $155.7 million at September 30, 2004, to $106.7 million. Second, $100 million of that debt, which matures in May 2010, was effectively fixed at 4.76% through December 2009 with an interest rate swap contract. For additional information, refer to Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2004, and Note 11 in Item 1 of this report.

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

PART II. OTHER INFORMATION

There is no information required to be reported under any items except those indicated below.

Item 2.	Changes in Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1 - October 31, 2004	0	0	0	See total

November 1 - November 30, 2004	29,500	$39.61	29,500	See total

December 1 - December 31, 2004	5,000	$40.22	5,000	See total

Total	34,500	$39.70	34,500	1,630,800
(1)  On each of November 15, 1997 and February 26, 2001 the Company's Board of Directors authorized the repurchase of one million shares of common stock at prevailing market prices.  The authorizations have no expiration dates.

Item 5.	Other Information.

None.

Item 6.	Exhibits and Reports on Form 8-K.

(a)		Exhibits.
	31.1	Certification of Kevin J. Hunt dated February 9, 2005.
	31.2	Certification of David P. Skarie dated February 9, 2005.
	31.3	Certification of Thomas G. Granneman dated February 9, 2005.
	32	Certifications pursuant to 18 U.S.C. Section 1350 of Kevin J. Hunt, David P. Skarie and Thomas G. Granneman dated February 9, 2005.

(b)	Reports on Form 8-K.

On October 6, 2004 the Registrant announced its entrance into a Termination Agreement by and among Vail Resorts, Inc., the Registrant and Apollo Ski Partners, L.P. terminating the Shareholder Agreement dated January 3, 1997, as amended.

On October 21, 2004 the Registrant announced entering into a $150,000,000 five-year floating rate revolving Credit Agreement with JPMorgan Chase Bank; Wachovia Bank, National Association; U.S. Bank National Association; PNC Bank, N.A.; Suntrust Bank; Co Bank, ACB; Commerce Bank, N.A.; and Harris Trust and Savings Bank.

On October 27, 2004 the Registrant announced Amendment No. 4 to Receivables Purchase Agreement renewing its existing agreement.

On November 3, 2004 the Registrant announced results from its fourth quarter and fiscal year ended September 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RALCORP HOLDINGS, INC.

By: /s/ T. G. Granneman
T. G. Granneman
Duly Authorized Signatory and
Chief Accounting Officer

February 9, 2005

EXHIBIT INDEX

Exhibit     Description

31.1	Certification of Kevin Hunt dated February 9, 2005.
31.2	Certification of David P. Skarie dated February 9, 2005.
31.3	Certification of Thomas G. Granneman dated February 9, 2005.
32	Certification pursuant to 18 U.S.C. Section 1350 of Kevin J. Hunt, David P. Skarie and Thomas G. Granneman dated February 9, 2005.