Form 10-Q
period 2005-03-31
RALCORP HOLDINGS INC /MO
filed 2005-05-10
CIK 1029506

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005.

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO ____________.

Commission file number: 1-12619

Ralcorp Holdings, Inc.
(Exact name of registrant as specified in its charter)

Missouri	43-1766315
(State of Incorporation)	(I.R.S. Employer
Identification No.)

800 Market Street, Suite 2900
St. Louis, MO	63101
(Address of principal	(Zip Code)
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b-2 of the Exchange Act). Yes (x) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at
par value $.01 per share	May 6, 2005
29,643,576

RALCORP HOLDINGS, INC.

INDEX

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Statement of Earnings	1

	Condensed Consolidated Statement of Comprehensive Income	1

	Condensed Consolidated Balance Sheet	2

	Condensed Consolidated Statement of Cash Flows	3

	Notes to Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13

Item 4.	Controls and Procedures	14

PART II.	OTHER INFORMATION

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	14

Item 4.	Submission of Matters to a Vote of Security Holders	14

Item 6.	Exhibits and Reports on Form 8-K	15

SIGNATURES

(i)

PART I.    FINANCIAL INFORMATION

Item 1.       Financial Statements.

RALCORP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EASRNINGS (Unaudited)
(Dollars in millions except per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004

Net Sales	$386.6	$383.4	$826.7	$745.9
Cost of products sold	(309.5)	(303.1)	(661.0)	(595.0)
Gross Profit	77.1	80.3	165.7	150.9
Selling, general and administrative expenses	(52.3)	(50.5)	(104.4)	(95.5)
Interest expense, net	(4.1)	(3.8)	(8.0)	(5.5)
Restructuring charges	-	(.3)	(.1)	(.6)
Litigation settlement income	-	.8	-	.8
Earnings before Income Taxes
and Equity Earnings	20.7	26.5	53.2	50.1
Income taxes	(7.5)	(9.7)	(19.4)	(18.3)
Earnings before Equity Earnings	13.2	16.8	33.8	31.8
Equity in earnings (loss) of Vail Resorts, Inc.,
net of related deferred income taxes	4.7	(.5)	.7	(3.8)
Net Earnings	$17.9	$16.3	$34.5	$28.0

Earnings per Share
Basic	$.61	$.56	$1.17	$.96
Diluted	$.59	$.54	$1.13	$.94

See accompanying Notes to Condensed Consolidated Financial Statements.

RALCORP HOLDINGS, INC.
CONDENSED CONSOLIDATED STAEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in millions)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004

Net Earnings	$17.9	$16.3	$34.5	$28.0
Other comprehensive income	2.7	.1	2.7	1.0
Comprehensive Income	$20.6	$16.4	$37.2	$29.0

See accompanying Notes to Condensed Consolidated Financial Statements.

RALCORP HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in millions)

	Mar. 31,	Sep. 30,
	2005	2004

Assets
Current Assets
Cash and cash equivalents	$7.0	$23.7
Investment in Ralcorp Receivables Corporation	39.0	98.0
Receivables, net	27.6	23.6
Inventories	174.1	175.1
Deferred income taxes	5.5	6.3
Prepaid expenses and other current assets	4.9	3.6
Total Current Assets	258.1	330.3
Investment in Vail Resorts, Inc.	81.8	80.7
Property, Net	345.9	342.9
Goodwill	367.1	367.1
Other Intangible Assets, Net	93.4	89.0
Other Assets	15.7	11.6
Total Assets	$1,162.0	$1,221.6

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$80.1	$115.0
Other current liabilities	58.1	84.3
Total Current Liabilities	138.2	199.3
Long-term Debt	379.5	425.7
Deferred Income Taxes	59.7	58.2
Other Liabilities	98.0	94.2
Total Liabilities	675.4	777.4
Shareholders' Equity
Common stock	.3	.3
Capital in excess of par value	118.6	117.3
Retained earnings	464.0	429.5
Common stock in treasury, at cost	(64.8)	(68.4)
Unearned portion of restricted stock	(4.3)	(4.6)
Accumulated other comprehensive loss	(27.2)	(29.9)
Total Shareholders' Equity	486.6	444.2
Total Liabilities and Shareholders' Equity	$1,162.0	$1,221.6

See accompanying Notes to Condensed Consolidated Financial Statements.

RALCORP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in millions)

	Six Months Ended
	March 31,
	2005	2004

Cash Flows from Operating Activities
Net earnings	$34.5	$28.0
Adjustments to reconcile net earnings to net
cash flow provided by operating activities:
Depreciation and amortization	25.6	21.6
Sale of receivables, net	40.0	(2.5)
Deferred income taxes	2.3	(2.7)
Equity in (earnings) loss of Vail Resorts, Inc.	(1.1)	5.9
Other changes in current assets and liabilities, net
of effects of business acquisitions	(4.2)	6.1
Other, net	3.3	5.8
Net Cash Provided by Operating Activities	100.4	62.2

Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	-	(313.1)
Additions to property and intangible assets	(33.4)	(19.7)
Proceeds from sale of property	-	.3
Net Cash Used by Investing Activities	(33.4)	(332.5)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	-	270.0
Repayment of long-term debt	(50.0)	-
Net borrowings (repayments) under credit arrangements	3.8	(.1)
Change in book cash overdrafts	(11.0)	(1.6)
Purchase of treasury stock	(1.4)	-
Proceeds from exercise of stock options	4.2	3.2
Dividends paid	(29.3)	-
Net Cash (Used) Provided by Financing Activities	(83.7)	271.5

Net (Decrease) Increase in Cash and Cash Equivalents	(16.7)	1.2
Cash and Cash Equivalents, Beginning of Period	23.7	29.0
Cash and Cash Equivalents, End of Period	$7.0	$30.2

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

NOTE 2 - RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, which replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This Statement eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. The revised statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The revised statement also clarifies and expands Statement 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability, and attributing compensation cost to reporting periods. For Ralcorp, the required effective date of the revised statement was originally July 1, 2005, but on April 15, 2005, the SEC amended Rule 4-01(a) of Regulation S-X to postpone the required effective date to October 1, 2005. The revised statement applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Ralcorp will apply the revised statement using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for pro forma disclosures. Based on awards outstanding at March 31, 2005, the Company expects application of the revised statement to reduce net earnings for the year ending September 30, 2006 by approximately $2.2 ($.07 per share).

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Net earnings, as reported	$17.9	$16.3	$34.5	$28.0
Add: Stock-based employee compensation
expense included in reported net earnings,
net of related tax effects	.1	-	.2	-
Deduct: Total stock-based employee
compensation expense determined
under fair value based method,
net of related tax effect	(.7)	(.7)	(1.5)	(1.3)
Pro forma net earnings	$17.3	$15.6	$33.2	$26.7

Earnings per share:
Basic - as reported	$.61	$.56	$1.17	$.96
Basic - pro forma	$.59	$.54	$1.13	$.92

Diluted - as reported	$.59	$.54	$1.13	$.94
Diluted - pro forma	$.57	$.52	$1.09	$.90

NOTE 4 - PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company sponsors qualified and supplemental noncontributory defined benefit pension plans and other postretirement benefit plans for certain of its employees. The following table provides the components of net periodic benefit cost for the plans.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Pension Benefits
Service cost	$.6	$.9	$1.2	$1.8
Interest cost	2.5	2.2	4.8	4.4
Expected return on plan assets	(2.9)	(2.9)	(5.8)	(5.9)
Amortization of unrecognized net loss	1.1	.1	1.3	.3
Net periodic benefit cost	$1.3	$.3	$1.5	$.6

Other Benefits
Service cost	$-	$.1	$-	$.1
Interest cost	.3	.4	.7	.9
Amortization of unrecognized net loss	-	.2	.2	.4
Net periodic benefit cost	$.3	$.7	$.9	$1.4

NOTE 5 - RESTRUCTURING CHARGES

Restructuring charges in the six months ended March 31, 2005 consisted of incidental expenses related to the closure of the plant in Kansas City, KS, which was substantially completed by September 30, 2004. Except for any gain or loss on the eventual sale of that plant, no future charges are expected.

In the three and six months ended March 31, 2004, restructuring charges were related to the closure of the in-store bakery (ISB) facility in Kent, WA, and the transfer of production from that facility and two other ISB facilities to a new plant located in Ogden, Utah. The project was completed in fiscal 2004. As of March 31, 2005, "Other current liabilities" included $.5 and "Other liabilities" included less than $.1 related to the remaining net lease obligation at the Kent facility ($.5 and $.2, respectively, as of September 30, 2004).

NOTE 6 - EARNINGS PER SHARE

The weighted-average shares outstanding for basic and diluted earnings per share were as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Weighted Average Shares
for Basic Earnings per Share	29,510	29,191	29,454	29,137
Dilutive effect of:
Stock options	911	667	877	641
Restricted stock awards	27	5	21	4
Weighted Average Shares
for Diluted Earnings per Share	30,448	29,863	30,352	29,782

Certain stock options were outstanding during the three and six months ended March 31, 2005 and 2004, but were not included in the computation of diluted earnings per share because they were antidilutive since the options’ exercise price was greater than the average market price of the common shares. Options to purchase 163,000 shares of common stock at $45.25 per share (granted to certain non-officer employees on February 2, 2005) were excluded in the second quarter of fiscal 2005. Options to purchase 22,500 shares at $29.85 per share and 394,000 shares at $32.30 per share were excluded in the first and second quarters of fiscal 2004, respectively.

NOTE 7 - SALE OF RECEIVABLES

The Company has an agreement to sell, on an ongoing basis, all of its trade accounts receivable to a wholly owned, bankruptcy-remote subsidiary named Ralcorp Receivables Corporation (RRC). RRC can then sell up to $66.0 of ownership interests in qualifying receivables to a bank commercial paper conduit. RRC is a qualifying special purpose entity under FAS 140, and the sale of Ralcorp receivables to RRC is considered a true sale for accounting, tax and legal purposes. The accounts receivable of the recently acquired Bakery Chef and C2B businesses have not been incorporated into the agreement and are not currently being sold to RRC. As of March 31, 2005, the outstanding balance of receivables (net of an allowance for doubtful accounts) sold to RRC was $79.0 and proceeds received were $40.0, resulting in a subordinated retained interest of $39.0 reflected on the Company’s consolidated balance sheet as an "Investment in Ralcorp Receivables Corporation." As of September 30, 2004, net receivables sold to RRC were $98.0 and the Company elected not to sell any to the conduit, resulting in a retained interest of $98.0. Discounts related to the sale of receivables totaled $.4 and $.2 in the six months ended March 31, 2005 and 2004, respectively, and are included on the statement of earnings in selling, general and administrative expenses.

NOTE 8 - INVENTORIES consisted of:

	Mar. 31,	Sep. 30,
	2005	2004
Raw materials and supplies	$79.0	$75.9
Finished products	97.3	101.2
	176.3	177.1
Allowance for obsolete inventory	(2.2)	(2.0)
	$174.1	$175.1

NOTE 9 - PROPERTY, NET consisted of:

	Mar. 31,	Sep. 30,
	2005	2004
Property at cost	$615.8	$593.5
Accumulated depreciation	(269.9)	(250.6)
	$345.9	$342.9

NOTE 10 - OTHER INTANGIBLE ASSETS, NET consisted of:
	Mar. 31,	Sep. 30,
	2005	2004
Computer software	$38.8	$31.0
Customer relationships	69.0	69.0
Trademarks	15.3	15.3
	123.1	115.3
Accumulated amortization	(29.7)	(26.3)
	$93.4	$89.0

Amortization expense related to these assets was $1.7 and $1.8 during the three months ended March 31, 2005 and 2004, respectively, and $3.4 and $2.8 for the six-month periods then ended.

NOTE 11 - LONG-TERM DEBT consisted of:

	March 31, 2005		September 30, 2004
	Balance	Rate	Balance	Rate
Floating Rate Senior Notes, Series A	$100.0	3.70%	$150.0	2.59%
Fixed Rate Senior Note, Series B	145.0	4.24%	145.0	4.24%
Fixed Rate Senior Note, Series C	50.0	5.43%	50.0	5.43%
Fixed Rate Senior Note, Series D	75.0	4.76%	75.0	4.76%
Industrial Development Revenue Bond	5.6	2.28%	5.6	1.39%
Uncommitted credit arrangements	3.9	3.63%	.1	2.75%
	$379.5		$425.7

On November 22, 2004, $50.0 of Floating Rate Senior Notes, Series A, was repaid with proceeds from the sale of accounts receivable (see Note 7). In December 2004, the interest rate on the remaining $100 million of Floating Rate Senior Notes, which matures in May 2010, was effectively fixed at 4.76% through December 2009 with an interest rate swap contract. Under the terms of the swap, the Company pays interest at a 3.91% fixed rate and receives interest at 3-month LIBOR. The interest received offsets the variable portion of interest incurred on the Floating Rate Senior Notes, which incur interest at a rate of 3-month LIBOR plus 0.85%. In March 2005, the Company obtained an extension of the maturity date of its Industrial Development Revenue Bond from April 1, 2005 to March 31, 2010.

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
	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Net Sales
Ralston Foods	$88.8	$85.2	$186.3	$168.7
Bremner	79.0	80.1	164.2	153.3
Cereals, Crackers & Cookies	167.8	165.3	350.5	322.0
Dressings, Syrups, Jellies & Sauces	92.7	99.5	190.5	195.1
Snack Nuts & Candy	44.8	45.8	119.1	116.7
Frozen Bakery Products	81.3	72.8	166.6	112.1
Total	$386.6	$383.4	$826.7	$745.9

Profit Contribution
Cereals, Crackers & Cookies	$14.4	$19.4	$33.9	$36.4
Dressings, Syrups, Jellies & Sauces	3.2	4.1	6.1	7.0
Snack Nuts & Candy	3.9	3.3	9.9	8.7
Frozen Bakery Products	11.4	7.8	24.2	13.2
Total segment profit contribution	32.9	34.6	74.1	65.3
Interest expense, net	(4.1)	(3.8)	(8.0)	(5.5)
Restructuring charges	-	(.3)	(.1)	(.6)
Accelerated depreciation related to restructuring	(.2)	-	(.2)	(.3)
Litigation settlement income, net	-	.8	-	.8
Systems upgrades and conversions	(2.6)	(1.7)	(3.7)	(2.5)
Other unallocated corporate expenses	(5.3)	(3.1)	(8.9)	(7.1)
Earnings before income taxes
and equity earnings	$20.7	$26.5	$53.2	$50.1

	Mar. 31,	Sep. 30,
	2005	2004
Total Assets
Cereals, Crackers & Cookies	$273.1	$265.4
Dressings, Syrups, Jellies & Sauces	159.6	162.9
Snack Nuts & Candy	105.4	107.0
Frozen Bakery Products	442.3	446.0
Total segment assets	980.4	981.3
Investment in Ralcorp Receivables Corporation	39.0	98.0
Investment in Vail Resorts, Inc.	81.8	80.7
Other unallocated corporate assets	60.8	61.6
Total	$1,162.0	$1,221.6

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and capital resources of Ralcorp Holdings, Inc. This discussion should be read in conjunction with the financial statements under Item 1 and the "Cautionary Statement On Forward-Looking Statements" under this Item 2. The terms "our," "we," "Company," and "Ralcorp"as used herein refer to Ralcorp Holdings, Inc. and its consolidated subsidiaries.
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

RESULTS OF OPERATIONS

Consolidated

Net Earnings  Second quarter net earnings were up 10% from $16.3 million in fiscal 2004 to $17.9 million in fiscal 2005, and diluted earnings per share improved from $.54 to $.59. For the first half of fiscal 2005, net earnings were up 23% from a year ago, and diluted earnings per share increased from $.94 to $1.13. Major factors impacting these earnings comparisons include the timing of acquisitions in fiscal 2004 (discussed in the following paragraph) and charges recorded by Vail Resorts which reduced our equity earnings last year (discussed in the section below titled "Equity in Earnings of Vail Resorts, Inc.").
Results for the second quarter of fiscal 2005 included a full three months of results from the Concept 2 Bakers (C2B) business, acquired on February 27, 2004. Results for the first half of fiscal 2005 included a full six months of results from C2B and a full six months of results from the Bakery Chef business, acquired on December 3, 2003. The corresponding periods of fiscal 2004 included results of those businesses subsequent to their respective acquisition dates. Both Bakery Chef and C2B are reported in the Frozen Bakery Products segment.
More detailed discussion and analysis of these and other factors follows.
Net Sales  Second quarter net sales were up 1% from $383.4 million in fiscal 2004 to $386.6 million in fiscal 2005. For the first half, net sales were up $80.8 million, or 11%. The timing of acquisitions resulted in approximately $6 million and $47 million of incremental sales in the three and six months ended March 31, 2005, respectively. Refer to the segment discussions below for discussions of other factors affecting net sales.
Operating Expenses  For the three months ended March 31, 2005 and 2004, cost of products sold was 80.1% and 79.1% of net sales, respectively, while selling, general, and administrative (SG&A) expenses were 13.5% and 13.2% of net sales, respectively. Through the first six months of fiscal 2005 and 2004, cost of products sold was 80.0% and 79.8%, and SG&A expenses were 12.6% and 12.8%. The cost of sales percentage increased primarily as a result of higher costs of certain raw materials and freight, partially offset by the effects of the lower cost structure of the acquired businesses. The increased SG&A percentage was primarily due to higher expenses for systems upgrades and conversions and mark-to-market adjustments on deferred compensation liabilities. The systems conversion expenses were $2.6 million and $3.7 million for the three and six months ended March 31, 2005, and $1.7 million and $2.5 million for the same periods last year. The mark-to-market adjustments resulted in a year-over-year increase in expense of $.6 million for the quarter and $.9 million for the half. For the six-month period comparison, these increases were more than offset by the effects of the increase in net sales (since a significant portion of SG&A expenses are not directly related to sales volume) as well as other factors. Again, refer to the segment discussions below for more information.
Interest Expense, Net  Interest expense was $4.1 million and $3.8 million for the three months ended March 31, 2005 and 2004, respectively. The increase is due to higher rates on our floating rate debt, which have doubled since last year, partially offset by the effects of a reduction in outstanding debt in November 2004, when $50 million of Floating Rate Senior Notes was repaid with proceeds from the sale of accounts receivable (discussed further below).
For the first half of the year, interest expense was $8.0 million in fiscal 2005 and $5.5 million in fiscal 2004. In addition to the factors affecting the second quarter, this six-month comparison was affected by $270 million of additional borrowings to fund the Bakery Chef acquisition in December 2003.
For the second quarter and first half of fiscal 2005, the weighted average interest rate on all of our outstanding debt was 4.6 percent and 4.3 percent, respectively, compared to 3.6 percent and 3.2 percent a year ago. For fiscal 2005, these weighted average rates include the effect of an interest rate swap contract designated as a hedge of the interest payments on our Floating Rate Senior Notes, effectively fixing the rate on those Notes at 4.76 percent from December 2004 through December 2009. See Note 11 in Item 1 for more information.
We have an agreement which gives us the ability to sell up to $66 million of certain of our trade accounts receivable on an ongoing basis through fiscal 2005. Discounts related to this agreement totaled $.4 million and $.2 million in the first half of fiscal 2005 and 2004 and are included in the consolidated statement of earnings in selling, general and administrative expenses.
Restructuring Charges   In the first quarter of fiscal 2005, we recorded $.1 million of restructuring charges related to the closure of the Kansas City plant. In the second quarter and first half of fiscal 2004, restructuring charges were related to the relocation of the ISB cookie production facilities and totaled $.3 million and $.6 million, respectively. With the exception of the sale of the Kansas City facility, both of these projects have been completed and no significant future charges are expected. See Note 5 in Item 1 for more information about restructuring charges.

Litigation Settlement Income  In the second quarter of fiscal 2004, we recorded $.8 million income received in settlement of certain claims related to vitamin antitrust litigation.
Income Taxes Income tax provisions generally reflect statutory tax rates for the periods presented, with an effective rate of approximately 36.5%.
Equity in Earnings of Vail Resorts, Inc.  Ralcorp continues to hold an approximate 21 percent equity ownership interest in Vail Resorts, Inc. (NYSE:MTN) Vail Resorts operates on a fiscal year ending July 31; therefore, Ralcorp reports its portion of Vail Resorts’ operating results on a two-month time lag. Vail Resorts’ operations are highly seasonal, typically yielding income for the second and third fiscal quarters and losses for the first and fourth fiscal quarters. However, in the second quarter of fiscal 2004, Vail Resorts recorded a charge related to debt refinancing, resulting in a reported net loss. For the second quarter ended March 31, 2005, our investment in Vail Resorts resulted in non-cash pre-tax earnings of $7.3 million ($4.7 million after taxes), compared to a pre-tax loss of $.9 million ($.5 million after taxes) for last year’s second quarter - a change of $.17 per diluted share. Through six months, we recorded after-tax equity earnings of $.7 million for fiscal 2005 and an after-tax equity loss of $3.8 million for fiscal 2004 - a change of $.15 per diluted share.

Cereals, Crackers & Cookies

Second quarter net sales for the Cereals, Crackers & Cookies segment increased $2.5 million from last year, with the Ralston Foods cereal division up $3.6 million and the Bremner cracker and cookie division down $1.1 million. The growth at Ralston Foods came primarily from a 12 percent increase in sales volume of ready-to-eat cereal, largely driven by expanded product offerings with existing customers. Hot cereal sales volume was up 2 percent from a year ago. The effects of growth in these areas were partially offset by significantly lower volume under co-manufacturing arrangements, which we expect will remain at reduced levels for the rest of 2005. In addition, selling prices are generally down as a result of competitive pressures. At Bremner, orders under a co-manufacturing agreement decreased significantly from last year, reducing net sales by over $7 million. Overall, net sales under co-manufacturing arrangements were $6.5 million lower. Excluding co-manufacturing sales, total cracker sales volume was down 5 percent, but net sales of crackers improved 4 percent as a result of favorable mix and selling prices. Cookie sales volume (excluding co-manufacturing sales) and net sales dollars were up about 13 percent from last year’s second quarter.
It is our practice to opportunistically accept profitable co-manufacturing volume as available. In the past ten quarters, co-manufacturing has ranged from approximately 1 percent to 8 percent of Ralston Foods’ quarterly net sales and approximately 9 percent to 20 percent of Bremner’s quarterly net sales. For the three months ended March 31, 2005 and 2004, respectively, co-manufacturing contributed approximately 1 percent and 5 percent of Ralston Foods net sales and approximately 11 percent and 19 percent of Bremner net sales.
Through the first six months of fiscal 2005, net sales for the segment were up 9 percent from a year ago, with Ralston Foods and Bremner contributing increases of $17.6 million and $10.9 million, respectively. Ready-to-eat cereal sales volume was up 15 percent for the first half of the year. Bremner’s cracker and cookie volumes were up 5 percent and 12 percent, respectively, for the six-month period. Bremner’s first quarter benefited from incremental sales to former customers of Bake-Line Group, LLC, which ceased operations during the second quarter of last year. Accordingly, the effect of that additional business on second quarter comparisons was much less significant.
Compared to the prior year, the segment’s profit contribution was $5.0 million (26 percent) lower for the second quarter and $2.5 million (7 percent) lower for the first six months. The primary cause of the declines was the lower volumes under co-manufacturing agreements, which reduced second quarter segment profit by nearly $4 million. In addition, profit was reduced by higher freight costs ($1.9 million for the second quarter), packaging costs ($1.7 million for the second quarter), ingredient costs ($1.1 million for the second quarter, especially grain products, soybean oil, raisins, and tree nuts), and packaging redesign costs relating to the new trans fat labeling requirements ($.7 million for the second quarter).

Dressings, Syrups, Jellies & Sauces

In the Dressings, Syrups, Jellies & Sauces segment, also known as Carriage House, net sales volume for the three months ended March 31, 2005 was down 8 percent from last year’s second quarter, while net sales dollars were down 7 percent on slightly favorable pricing. The volume decline relates to the loss of pourable salad dressing sales to a major customer, the loss of table syrup sales to another customer, and the relative timing of sales to certain continuing customers. For the first half of the year, net sales volume and dollars were down 4 percent and 2 percent, respectively, as first quarter volume was flat and sales dollars benefited from favorable product mix and higher pricing on certain items in response to rising costs.
The segment’s second quarter profit contribution was $.9 million lower in fiscal 2005 than in fiscal 2004, primarily because of the effect of the sales decline and the resulting production inefficiencies. Unfavorable freight costs of $1.0 million, packaging costs of $1.3 million, and ingredient costs of $.4 million (especially soybean oil, peanuts, and fruits) compared to last year were more than offset by savings from the Kansas City plant closure and a $2.9 million decrease in selling, general and administrative (SG&A) expenses. SG&A expense reductions were driven by reduced process improvement consulting fees compared to last year, savings derived from previously initiated cost reduction projects (including reduced employee compensation costs), and lower sales volumes. The segment’s six-month profit contribution was also $.9 million lower than last year, since first quarter profit was unchanged as unfavorable costs of raw materials and freight were offset by an increase in net sales and reduced SG&A costs.

Snack Nuts & Candy

Second quarter net sales for the Snack Nuts & Candy segment, also known as Nutcracker Brands, were $1.0 million (2 percent) lower than last year. Sales volume was down about 17 percent as a result of a lost customer and an overall volume reduction in the drug and mass merchandise channels due to smaller price gaps between our private label products and the brands. The effect of the lower volume on net sales was almost entirely offset by improved pricing, which had lagged cost increases last year, and sales mix. Through six months, the segment’s net sales were up $2.4 million (2 percent) as an 8 percent decrease in volume was more than offset by improved pricing on several items.
The segment’s second quarter and six-month profit contribution improved $.6 million and $1.2 million, respectively, from last year as price increases have begun to catch up with cost increases. Commodity costs were unfavorable by $2.5 million and $7.2 million for the three and six-month periods ended March 31, 2005, respectively, as worldwide demand for tree nuts exceeds supply. Additionally in the six-month profit comparison, a volume surge and the implementation of new information systems resulted in temporary production inefficiencies and higher inventory storage costs in the first quarter of fiscal 2004.

Frozen Bakery Products

Net sales for the Frozen Bakery Products segment grew to $81.3 million for the quarter ended March 31, 2005, from $72.8 million for the quarter ended March 31, 2004. About $6 million of the increase was the result of an additional two months of results from C2B, acquired February 27, 2004. The organic growth came primarily in the foodservice channel, with additional net sales improvements from higher pricing in the in-store bakery (ISB) channel. For the first half of fiscal 2005, the segment’s net sales increased $54.5 million compared to fiscal 2004. About $31 million of the increase was the result of an additional two months of results from Bakery Chef, acquired December 3, 2003. Another $16 million is attributable to the additional five months of C2B sales. The remaining six-month increase was primarily driven by stronger ISB holiday cookie volume, along with the foodservice growth and pricing factors mentioned above.
Frozen Bakery Products profit contribution improved $3.6 million from last year’s second quarter. About $.7 million of that increase was the result of the timing of the C2B acquisition. The remaining increase was the result of approximately $2 million of favorable pricing, $.9 million of favorable ingredient costs, and improved manufacturing efficiencies (particularly due to the ISB plant consolidation), partially offset by slightly higher freight costs. Through six months, the segment’s profit contribution was $24.2 million in fiscal 2005, compared to $13.2 million in fiscal 2004. About $7 million of the increase was due to the timing of acquisitions. In addition to the factors described above, six-month profit benefited from incremental holiday cookie sales, partially offset by $1.5 million of additional intangible asset amortization expense.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have funded operating needs by generating positive cash flows through operations. We expect to continue generating operating cash flows through our mix of businesses and expect that short-term and long-term liquidity requirements will be met through a combination of operating cash flows and strategic use of borrowings under committed and uncommitted credit arrangements. Capital resources remained strong at March 31, 2005, with a net worth of $486.6 million and a long-term debt to total capital ratio of 44%, compared with corresponding figures for September 30, 2004 of $444.2 million and 49%. Working capital, excluding cash and cash equivalents, was $112.9 million at March 31, 2005, up slightly from $107.3 million at September 30, 2004.
Cash flows from operating activities fluctuate from quarter to quarter due to a number of factors, including the amount and timing of inventory purchases and related payments and the amount and timing of sales and related collections. The increase from $62.2 million in the six months ended March 31, 2004 to $100.4 million in the six months ended March 31, 2005 was primarily due to cash flows related to our receivables sale agreement and the incremental net cash flows from the increased net sales, partially offset by the effects on operating cash flows of changes in current assets and liabilities (see comment above regarding timing). During the first half of fiscal 2005, net proceeds received from the sale of beneficial interests in accounts receivable were $40.0 million, compared with a $2.5 million net reduction of proceeds a year ago. See Note 7 in Item 1 for more information about the sale of receivables.
In the six months ended March 31, 2004, we paid a total of $289.2 million related to the Bakery Chef acquisition, including purchase price, investment advisory fees, legal fees, and other related costs, and net of $.1 million of cash acquired. In addition, we paid $23.9 million related to the C2B acquisition in the second quarter of fiscal 2004. There have been no business acquisitions in fiscal 2005. Our planned capital expenditures for fiscal 2005 will require approximately $60 million, of which $33.4 million was spent during the first six months. As discussed below, we have adequate capacity under current borrowing arrangements to meet these cash needs.
On December 21, 2003, we completed a $270 million private placement of long-term fixed rate senior notes yielding a weighted average interest rate of 4.6% to fund the Bakery Chef acquisition. On November 22, 2004, $50.0 of Floating Rate Senior Notes, Series A, was repaid with proceeds from the sale of accounts receivable. On December 15, 2004, the interest rate on the remaining $100 million of Floating Rate Senior Notes, which matures in May 2010, was effectively fixed at 4.76% through December 2009 with an interest rate swap contract (see Note 11). Increasing market expectations of interest rates over that period have caused the fair value of that swap contract to rise to $2.3 million as of March 31, 2005. Total remaining availability under our $150 million revolving credit agreement and our $15 million uncommitted credit arrangements was $161.1 million as of March 31, 2005. Currently, the most restrictive covenant is a maximum Total Debt to Adjusted EBITDA ratio of 3.50:1. As of March 31, 2005, we were in compliance with all covenants, with a Total Debt to Adjusted EBITDA ratio of 2.31:1.

As noted above, the amount and timing of inventory purchases and related payments affect short-term cash flows. In addition to the effect on operating cash flows, these fluctuations also impact the amount of book cash overdrafts, which essentially represent outstanding checks and are classified as cash flows from financing activities. From September 30, 2004 to March 31, 2005, the amount of book cash overdrafts decreased $11.0 million, while they decreased only $1.6 million during the same period last year.
During the first half of fiscal 2005, approximately 250,000 shares of treasury stock were issued for stock options exercised, while approximately 35,000 shares were repurchased.
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
Acquisitions are integrated into Ralcorp operations depending upon a number of criteria, including continuation of the current management team, organizational reporting relationships, available synergies to be gained through the consolidation of like operations, as well as other factors. Many past acquisitions have continued to utilize their own stand-alone information systems. In 2003, we commenced the systematic conversion of these disparate division and facility information systems to new, integrated company-wide information systems software provided primarily by J.D. Edwards/PeopleSoft/Oracle. These conversions began in September 2003 with two snack nut facilities and continued with the April 2005 conversions of corporate headquarters and Ralston Foods. We expect to convert Bremner during the fourth quarter of fiscal 2005, and future conversions are expected to continue well into fiscal 2006. These conversions have resulted in much higher expense levels which are expected to continue through the transition period, with an estimated increase of between $1 million and $3 million for the second half of fiscal 2005 compared to last year’s second half.
Ralston Foods, Bremner, and other divisions periodically enter into co-manufacturing agreements with manufacturers of branded products. Terms of these agreements vary but are generally relatively short periods of time (less than two years). Volumes produced under each of these agreements can fluctuate significantly based upon the product’s life cycle, product promotions, alternative production capacity and other factors, none of which are under our direct control. For the remainder of fiscal 2005, we expect certain co-manufacturing agreements to decline significantly or expire. If not replaced, the impact on earnings before taxes for that period could be as much as $3 million.
Freight costs have been increasing and are expected to remain at elevated levels at least through the third quarter of fiscal 2005, thereby reducing profit margins. These cost increases are primarily the result of rising fuel prices. Further, a shortage of available common carriers in some areas is putting additional upward pressure on freight rates as well as having a negative effect on our customer service. In fiscal 2004, freight costs were approximately 7.3 percent of our cost of products sold; for the first half of fiscal 2005, the percentage rose to 8.3 percent. In addition, second quarter packaging costs were up more than $3 million from last year, and we expect packaging costs to remain higher for rest of the year.
In July 2003, the Food and Drug Administration issued a final rule amending its regulations on nutrition labeling to require that trans fat be declared in the nutrition label of conventional foods and dietary supplements on a separate line immediately under the line for the declaration of saturated fat. The new rule will be effective January 1, 2006. Because of this regulatory change, we are incurring additional costs related to packaging modifications and formulation changes to certain products. We estimate that such changes to labels and formulas may add as much as $3.7 million to fiscal 2005 expense (including approximately $2 million in the second half), primarily in the Bremner division. The ultimate impact of this regulation upon our businesses cannot be determined at this time.
On an enterprise-wide basis, we attempt to manage cost increases through forward purchase contracts, hedging, and selling price increases. Although the costs of energy, freight, packaging, and several commodities increased significantly from costs in the first half of the prior year, most of the effects were mitigated through hedging and forward purchase contracts as well as volume and selling price increases. If these costs remain at elevated levels as expected, some of these mitigating factors will become less effective when favorable hedging contracts expire or sales volume growth slows, resulting in lower profit margins for the remainder of fiscal 2005.
In 2002, the government passed the Sarbanes-Oxley Act (the Act) which requires, under section 404 of the Act, a management certification on internal controls over financial reporting. This increased requirement is effective for Ralcorp in fiscal 2005. We have developed a plan to document, assess, and test primary controls, including those over computer operations, to comply with the new requirements. We currently estimate the incremental costs of compliance with section 404 of the Act to be approximately $.8 to $1.0 million for 2005.
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

Dressings, Syrups, Jellies & Sauces

Carriage House’s competitors, both large and small, continue to be aggressive on pricing. In addition, the division continues to be negatively affected by certain ingredient and packaging cost increases (including soybean oil and certain fruits) as well as increased freight, employee health care, benefits, and other costs. As warranted, we will continue to seek price increases to help offset these rising costs.
To further mitigate the impact of the cost increases, the segment has undertaken restructuring projects, including the sales of underperforming operations and related plant rationalizations, as well as ongoing process improvement and overhead reduction projects. Most recently, in June of 2004, Carriage House finalized a plan to close its plant in Kansas City, Kansas, and move production to other facilities. Annual savings from this plant closure are expected to be $1.2 million and commenced in the first quarter of fiscal 2005. In addition, Carriage House recently initiated administrative staffing reductions in a number of facilities, with estimated annual cost savings of $2.0 million. Ongoing cost reduction efforts are critical to maintaining segment profitability during periods of rising costs.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We believe there have been no material changes in the reported commodity price risks faced by the Company during the six months ended March 31, 2005. However, the Company’s interest rate risk was significantly reduced during that period. First, variable rate debt was reduced from $155.7 million at September 30, 2004, to $109.5 million. Second, $100 million of that debt, which matures in May 2010, was effectively fixed at 4.76% through December 2009 with an interest rate swap contract with a fair value of $2.3 million at March 31, 2005. For additional information, refer to Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2004, and Note 11 in Item 1 of this report.

Item 4. Controls and Procedures.

We maintain systems of internal controls with respect to gathering, analyzing and disclosing all information required to be disclosed in this report. As of the end of the period covered by this report, we completed an evaluation, under the supervision and with the participation of the Co-Chief Executive Officers and Presidents and the Corporate Vice President and Controller, of the effectiveness of the design and operation of our disclosure controls and procedures [as defined in Rules 13a-15(e) and 15d-15(e)]. Based upon the review, such officers concluded that the design and operation of disclosure controls effectively alerted management to material information regarding the Company and required to be filed in this report. There have been no significant changes in our internal controls or other factors that could significantly affect those controls during the period covered by this report.

PART II. OTHER INFORMATION

There is no information required to be reported under any items except those indicated below.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1 - January 31, 2005	0	0	0

February 1 - February 28, 2005	0	0	0

March 1 - March 31, 2005	0	0	0

Total	0	0	0	1,630,800
(1) On each of November 15, 1997 and February 26, 2001 the Company’s Board of Directors authorized the repurchase of one million shares of common stock at prevailing market prices. The authorizations have no expiration dates.

Item 4.	Submission of Matters to a Vote of Security Holders.

On February 2, 2005, the Registrant held its Annual Meeting of Shareholders. The following three directors were elected for a term of three years, expiring at the Annual Meeting of Shareholders to be held in 2008, or at such other time when their successors are elected:

	Votes For	Votes Withheld
David R. Banks	23,394,174	2,342,407
Kevin J. Hunt	23,755,744	1,980,807
David W. Kemper	17,599,189	8,137,392

On February 2, 2005, the Registrant held its Annual Meeting of Shareholders. The following director was elected for a term of two years, expiring at the Annual Meeting of Shareholders to be held in 2007, or at such other time when his successor is elected:

	Votes For	Votes Withheld
Bill G. Armstrong	24,278,092	1,458,489

On February 2, 2005, the Registrant held its Annual Meeting of Shareholders. The following director was elected for a term of one year, expiring at the Annual Meeting of Shareholders to be held in 2006, or at such other time when his successor is elected:

	Votes For	Votes Withheld
David P. Skarie	23,756,162	1,980,419

At the Annual Meeting, Section VI. F. of the Company’s 2002 Incentive Stock Plan was amended to provide for adjustments to awards impacted by distributions to shareholders other than for regular cash dividends. The proposal received the following votes:

Votes For	Votes Against	Non-Votes
18,914,657	3,147,085	3,489,086

Item 6.	Exhibits and Reports on Form 8-K.

(a)		Exhibits.
	10.1	Amended and Restated 2002 Incentive Stock Plan.
	10.2	Form of 2005 Non-Qualified Stock Option Agreement (awarded to non-corporate officers).
	10.3*	2005 Restricted Stock Award with William P. Stiritz (incorporated by reference to the Company’s 8-K filed on January 7, 2005.
	31.1	Certification of Kevin J. Hunt dated May 10, 2005.
	31.2	Certification of David P. Skarie dated May 10, 2005.
	31.3	Certification of Thomas G. Granneman dated May 10, 2005.
	32	Certifications pursuant to 18 U.S.C. Section 1350 of Kevin J. Hunt, David P. Skarie and Thomas G. Granneman dated May 10, 2005.
	*	Incorporated by reference.
Exhibits 10.1 through 10.3 are compensatory plans or arrangements.

(b)	Reports on Form 8-K.

On January 7, 2005 the Registrant announced a 2005 Restricted Stock Award Agreement with William P. Stiritz.

On February 1, 2005 the Registrant announced results from its first quarter of fiscal 2005.

On February 3, 2005 the Registrant announced results from its shareholder meeting electing five directors to its Board.

On February 7, 2005 the Registrant announced a variable forward contract on Ralcorp stock by Chairman, William P. Stiritz.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RALCORP HOLDINGS, INC.

By: /s/ T. G. Granneman
T. G. Granneman
Duly Authorized Signatory and
Chief Accounting Officer

May 10, 2005

Exhibit Index

Exhibit  Description

10.1	Amended and Restated 2002 Incentive Stock Plan.
10.2	Form of 2005 Non-Qualified Stock Option Agreement (awarded to non-corporate officers).
10.3*	2005 Restricted Stock Award with William P. Stiritz (incorporated by reference to the Company’s form 8-K filed on January 7, 2005.
31.1	Certification of Kevin Hunt dated May 10, 2005.
31.2	Certification of David P. Skarie dated May 10, 2005.
31.3	Certification of Thomas G. Granneman dated May 10, 2005.
32	Certification pursuant to 18 U.S.C. Section 1350 of Kevin J. Hunt, David P. Skarie and Thomas G. Granneman dated May 10, 2005.
*	Incorporated by Reference.
Exhibits 10.1 through 10.3 are compensatory plans or arrangements.