Form 10-Q
period 2005-06-30
RALCORP HOLDINGS INC /MO
filed 2005-08-09
CIK 1029506

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

                            (Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005.

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO ____________.

Commission file number: 1-12619

Ralcorp Holdings, Inc.
(Exact name of registrant as specified in its charter)

Missouri	43-1766315
(State of Incorporation)	(I.R.S. Employer
Identification No.)

800 Market Street, Suite 2900
St. Louis, MO	63101
(Address of principal	(Zip Code)
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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12 b-2 of the Exchange Act). Yes (x) No ( )

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at
par value $.01 per share	August 5, 2005
29,672,821

RALCORP HOLDINGS, INC.

INDEX

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Statement of Earnings	1

	Condensed Consolidated Statement of Comprehensive Income	1

	Condensed Consolidated Balance Sheet	2

	Condensed Consolidated Statement of Cash Flows	3

	Notes to Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	18

PART II.	OTHER INFORMATION

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	18

Item 6.	Exhibits and Reports on Form 8-K	18

SIGNATURES		19

(i)

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

RALCORP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
(Dollars in millions except per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Net Sales	$406.5	$386.3	$1,233.2	$1,132.2
Cost of products sold	(326.1)	(305.6)	(987.1)	(900.6)
Gross Profit	80.4	80.7	246.1	231.6
Selling, general and administrative expenses	(52.0)	(52.0)	(156.4)	(147.5)
Interest expense, net	(4.0)	(3.7)	(12.0)	(9.2)
Restructuring charges	(1.5)	(.4)	(1.6)	(1.0)
Litigation settlement income	1.7	.1	1.7	.9
Earnings before Income Taxes
and Equity Earnings	24.6	24.7	77.8	74.8
Income taxes	(9.0)	(9.0)	(28.4)	(27.3)
Earnings before Equity Earnings	15.6	15.7	49.4	47.5
Equity in earnings of Vail Resorts, Inc.,
net of related deferred income taxes	8.4	8.9	9.1	5.1
Net Earnings	$24.0	$24.6	$58.5	$52.6

Earnings per Share
Basic	$.81	$.84	$1.98	$1.80
Diluted	$.79	$.82	$1.92	$1.76

See accompanying Notes to Condensed Conolidated Financial Statements.

RALCORP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in millions)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Net Earnings	$24.0	$24.6	$58.5	$52.6
Other comprehensive (loss) income	(1.4)	(3.5)	1.3	(2.5)
Comprehensive Income	$22.6	$21.1	$59.8	$50.1

See accompanying Notes to Condensed Consolidated Financial Statements.

RALCORP HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in millions)

	June 30,	Sep. 30,
	2005	2004

Assets
Current Assets
Cash and cash equivalents	$10.9	$23.7
Investment in Ralcorp Receivables Corporation	31.4	98.0
Receivables, net	25.0	23.6
Inventories	168.2	175.1
Deferred income taxes	5.7	6.3
Prepaid expenses and other current assets	3.3	3.6
Total Current Assets	244.5	330.3
Investment in Vail Resorts, Inc.	94.7	80.7
Property, Net	359.9	342.9
Goodwill	413.7	367.1
Other Intangible Assets, Net	125.5	89.0
Other Assets	13.9	11.6
Total Assets	$1,252.2	$1,221.6

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$96.5	$115.0
Other current liabilities	60.5	84.3
Total Current Liabilities	157.0	199.3
Long-term Debt	422.7	425.7
Deferred Income Taxes	64.2	58.2
Other Liabilities	97.8	94.2
Total Liabilities	741.7	777.4
Shareholders' Equity
Common stock	.3	.3
Capital in excess of par value	119.0	117.3
Retained earnings	488.0	429.5
Common stock in treasury, at cost	(64.0)	(68.4)
Unearned portion of restricted stock	(4.2)	(4.6)
Accumulated other comprehensive loss	(28.6)	(29.9)
Total Shareholders' Equity	510.5	444.2
Total Liabilities and Shareholders' Equity	$1,252.2	$1,221.6

See accompanying Notes to Condensed Consolidated Financial Statements.

RALCORP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in millions)

	Nine Months Ended
	June 30,
	2005	2004

Cash Flows from Operating Activities
Net earnings	$58.5	$52.6
Adjustments to reconcile net earnings to net
cash flow provided by operating activities:
Depreciation and amortization	40.3	34.3
Sale of receivables, net	49.0	(34.2)
Deferred income taxes	6.6	1.8
Equity in earnings of Vail Resorts, Inc.	(14.0)	(7.9)
Other changes in current assets and liabilities, net
of effects of business acquisitions	20.0	2.4
Other, net	4.4	2.8
Net Cash Provided by Operating Activities	164.8	51.8

Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	(99.7)	(313.1)
Additions to property and intangible assets	(44.5)	(34.9)
Proceeds from sale of property	-	.4
Net Cash Used by Investing Activities	(144.2)	(347.6)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	-	270.0
Repayment of long-term debt	(50.0)	-
Net borrowings under credit arrangements	47.0	4.3
Change in book cash overdrafts	(4.7)	9.4
Purchase of treasury stock	(1.4)	-
Proceeds from exercise of stock options	5.0	4.4
Dividends paid	(29.3)	-
Other, net	-	(.1)
Net Cash (Used) Provided by Financing Activities	(33.4)	288.0

Net Decrease in Cash and Cash Equivalents	(12.8)	(7.8)
Cash and Cash Equivalents, Beginning of Period	23.7	29.0
Cash and Cash Equivalents, End of Period	$10.9	$21.2

See accompanying Notes to Condensed Financial Statements.

RALCORP HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions except per share data)

NOTE 1 - PRESENTATION OF CONDENSED FINANCIAL STATEMENTS

The accompanying unaudited historical financial statements of the Company have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods presented. All such adjustments are of a normal recurring nature. Operating results for the periods presented are not necessarily indicative of the results for the full year. Certain prior year amounts have been reclassified to conform with the current year’s presentation (see Note 13). These statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended September 30, 2004.

NOTE 2 - RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, which replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This Statement eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. The revised statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The revised statement also clarifies and expands Statement 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability, and attributing compensation cost to reporting periods. For Ralcorp, the required effective date of the revised statement was originally July 1, 2005, but on April 15, 2005, the SEC amended Rule 4-01(a) of Regulation S-X to postpone the required effective date to October 1, 2005. The revised statement applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Ralcorp will apply the revised statement using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for pro forma disclosures. Based on awards outstanding at June 30, 2005, the Company expects application of the revised statement to reduce net earnings for the year ending September 30, 2006 by approximately $2.2 ($.07 per share). See Note 4 for current pro forma disclosures pursuant to Statement 123.

NOTE 3 - ACQUISITIONS

On June 22, 2005, the Company completed the purchase of 100 percent of the stock of Medallion Foods, Inc., a leading manufacturer of value brand and private label corn-based chips and extruded corn products. Medallion and its management team will continue operations at its headquarters in Newport, Arkansas, where it employs approximately 270 people. Medallion’s product lines complement the snack mix products sold by the Ralston Foods division and will be reported as part of the Cereals, Crackers & Cookies segment. Ralcorp paid a total of $101.8 related to the acquisition, including amounts paid to the former owners and holders of Medallion’s outstanding indebtedness, as well as other related costs. Based on a preliminary allocation of the acquisition cost to assets acquired and liabilities assumed, the Company recorded $46.5 to goodwill as of June 30, 2005. The allocation is subject to change pending the completion of analyses necessary to determine the fair values of certain assets and liabilities. Based on preliminary valuation estimates, the allocation included $32.0 of customer relationships subject to amortization over an estimated amortization period of approximately 15 years. These amounts of goodwill and other intangible assets are expected to be deductible for tax purposes.

The Company acquired two businesses during fiscal 2004. On December 3, 2003, the Company completed the purchase of Value Added Bakery Holding Company, also known as Bakery Chef. On February 27, 2004, the Company purchased Concept 2 Bakers, known as C2B. Both of these businesses are reported in the Frozen Bakery Products segment.

Ralcorp’s consolidated financial statements include the results of operations for these acquisitions since their respective acquisition dates. The following pro forma information discloses Ralcorp’s results of operations as though these business combinations had been completed as of the beginning of each period presented. These pro forma results do not necessarily reflect the actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net sales	$418.0	$398.8	$1,266.8	$1,215.7
Net earnings	24.6	25.5	60.1	56.8
Basic earnings per share	.83	.87	2.03	1.94
Diluted earnings per share	.81	.85	1.97	1.90

NOTE 4 - STOCK-BASED COMPENSATION

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net earnings, as reported	$24.0	$24.6	$58.5	$52.6
Add: Stock-based employee compensation
expense included in reported net earnings,
net of related tax effects	.1	.1	.3	.1
Deduct: Total stock-based employee
compensation expense determined
under fair value based method,
net of related tax effect	(.6)	(.8)	(2.1)	(2.1)
Pro forma net earnings	$23.5	$23.9	$56.7	$50.6

Earnings per share:
Basic - as reported	$.81	$.84	$1.98	$1.80
Basic - pro forma	$.79	$.82	$1.92	$1.74

Diluted - as reported	$.79	$.82	$1.92	$1.76
Diluted - pro forma	$.77	$.80	$1.87	$1.70

NOTE 5 - PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company sponsors qualified and supplemental noncontributory defined benefit pension plans and other postretirement benefit plans for certain of its employees. The following table provides the components of net periodic benefit cost for the plans.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Pension Benefits
Service cost	$.6	$.9	$1.8	$2.7
Interest cost	2.4	2.3	7.2	6.7
Expected return on plan assets	(2.9)	(3.0)	(8.7)	(8.9)
Amortization of unrecognized net loss	.6	.1	1.9	.4
Net periodic benefit cost	$.7	$.3	$2.2	$.9

Other Benefits
Service cost	$.1	$-	$.1	$.1
Interest cost	.3	.4	1.0	1.3
Amortization of unrecognized net loss	.1	.3	.3	.7
Net periodic benefit cost	$.5	$.7	$1.4	$2.1

NOTE 6 -- RESTRUCTURING CHARGES consisted of:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
City of Industry	$.3	$-	$.3	$-
Kansas City	.7	.2	.8	.2
ISB (Kent)	.5	.2	.5	.8
	$1.5	$.4	$1.6	$1.0

City of Industry: In the third quarter of fiscal 2005, Ralcorp announced plans to close its plant in City of Industry, CA, and transfer production to other Carriage House facilities. This project, which will include the termination of 65 employees, is expected to be substantially complete by the end of the fourth quarter. The Company recorded $.2 of employee termination benefits in the third quarter, along with $.1 of other related charges. Fourth quarter charges are expected to total approximately $1.0.

Kansas City: In the third quarter of fiscal 2004, the Company announced plans to close its plant in Kansas City, KS, and transfer production to other Carriage House facilities by the end of fiscal 2004. At the end of the third quarter of fiscal 2005, a buyer was found for the Kansas city property and the carrying amount was written down to the amount of the net proceeds expected to be received in the fourth quarter, resulting in a loss of $.6. No significant future charges are expected for this project.

ISB (Kent): In the second quarter of fiscal 2003, Ralcorp announced plans to close its ISB facility in Kent, WA, and transfer production from that facility and two other ISB facilities to a new ISB plant located in Utah. This project was completed in fiscal 2004. Restructuring costs included $1.2 of operating lease termination costs recorded as a liability when the facility was vacated in 2003 and an adjustment of $.2 in 2004. The liability represented the present value of the remaining lease rentals (July 2003 through February 2007), reduced by estimated sublease rentals that could be reasonably obtained for the property. Ralcorp has been unable to sublease a portion of the property and, during the third quarter of fiscal 2005, significantly reduced its estimate of future sublease rentals, resulting in an additional charge of $.5. As of June 30, 2005, current and noncurrent liabilities included $.5 and $.3, respectively, related to the remaining net lease obligation. ($.5 and $.2, respectively, as of September 30, 2004).

NOTE 7 - EARNINGS PER SHARE

The weighted-average shares outstanding for basic and diluted earnings per share were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Weighted Average Shares
for Basic Earnings per Share	29,621	29,281	29,510	29,185
Dilutive effect of:
Stock options	800	666	851	650
Restricted stock awards	27	7	23	5
Weighted Average Shares
for Diluted Earnings per Share	30,448	29,954	30,384	29,840

Certain stock options were outstanding during the three and nine months ended June 30, 2005 and the nine months ended June 30, 2004, but were not included in the computation of diluted earnings per share because they were antidilutive since the options’ exercise price was greater than the average market price of the common shares. Options to purchase 163,000 shares of common stock at $45.25 per share (granted to certain non-officer employees on February 2, 2005) were excluded in the second and third quarters of fiscal 2005. Options to purchase 22,500 shares at $29.85 per share and 394,000 shares at $32.30 per share were excluded in the first and second quarters of fiscal 2004, respectively.

NOTE 8 - SALE OF RECEIVABLES

The Company has an agreement to sell, on an ongoing basis, all of its trade accounts receivable to a wholly owned, bankruptcy-remote subsidiary named Ralcorp Receivables Corporation (RRC). RRC can then sell up to $66.0 of ownership interests in qualifying receivables to a bank commercial paper conduit. RRC is a qualifying special purpose entity under FAS 140, and the sale of Ralcorp receivables to RRC is considered a true sale for accounting, tax and legal purposes. The accounts receivable of the Frozen Bakery Products segment and the recently acquired Medallion business have not been incorporated into the agreement and are not currently being sold to RRC. As of June 30, 2005, the outstanding balance of receivables (net of an allowance for doubtful accounts) sold to RRC was $80.4 and proceeds received were $49.0, resulting in a subordinated retained interest of $31.4 reflected on the Company’s consolidated balance sheet as an "Investment in Ralcorp Receivables Corporation." As of September 30, 2004, net receivables sold to RRC were $98.0 and the Company elected not to sell any to the conduit, resulting in a retained interest of $98.0. Discounts related to the sale of receivables totaled $.6 and $.3 in the nine months ended June 30, 2005 and 2004, respectively, and are included on the statement of earnings in selling, general and administrative expenses.

NOTE 9 - INVENTORIES consisted of:

	June 30,	Sep. 30,
	2005	2004
Raw materials and supplies	$75.9	$75.9
Finished products	95.1	101.2
	171.0	177.1
Allowance for obsolete inventory	(2.8)	(2.0)
	$168.2	$175.1

NOTE 10 -- PROPERTY, NET consisted of:

	June 30,	Sep. 30,
	2005	2004
Property at cost	$641.5	$593.5
Accumulated depreciation	(281.6)	(250.6)
	$359.9	$342.9

NOTE 11 -- OTHER INTANGIBLE ASSETS, NET consisted of:

	June 30,	Sep. 30,
	2005	2004
Computer software	$41.2	$31.0
Customer relationships	101.0	69.0
Trademarks	15.3	15.3
	157.5	115.3
Accumulated amortization	(32.0)	(26.3)
	$125.5	$89.0

Amortization expense related to these assets was $2.3 and $1.9 during the three months ended June 30, 2005 and 2004, respectively, and $5.7 and $4.7 for the nine-month periods then ended.

NOTE 12 - LONG-TERM DEBT consisted of:

	June 30, 2005		September 30, 2004
	Balance	Rate	Balance	Rate
Floating Rate Senior Notes, Series A	$100.0	4.13%	$150.0	2.59%
Fixed Rate Senior Note, Series B	145.0	4.24%	145.0	4.24%
Fixed Rate Senior Note, Series C	50.0	5.43%	50.0	5.43%
Fixed Rate Senior Note, Series D	75.0	4.76%	75.0	4.76%
Industrial Development Revenue Bond	5.6	2.54%	5.6	1.39%
$150 Revolving Credit Agreement	33.0	4.11%	-	n/a
Uncommitted credit arrangements	14.1	4.19%	.1	2.75%
	$422.7		$425.7

On November 22, 2004, $50.0 of Floating Rate Senior Notes, Series A, was repaid with proceeds from the sale of accounts receivable (see Note 8). In December 2004, the interest rate on the remaining $100 million of Floating Rate Senior Notes, which matures in May 2010, was effectively fixed at 4.76% through December 2009 with an interest rate swap contract. Under the terms of the swap, the Company pays interest at a 3.91% fixed rate and receives interest at 3-month LIBOR. The interest received offsets the variable portion of interest incurred on the Floating Rate Senior Notes, which incur interest at a rate of 3-month LIBOR plus 0.85%. In March 2005, the Company obtained an extension of the maturity date of its Industrial Development Revenue Bond from April 1, 2005 to March 31, 2010.

NOTE 13 - SEGMENT INFORMATION

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net Sales
Ralston Foods	$91.7	$83.7	$278.0	$252.4
Bremner	79.8	77.2	244.0	230.5
Cereals, Crackers & Cookies	171.5	160.9	522.0	482.9
Dressings, Syrups, Jellies & Sauces	98.7	97.6	289.2	292.7
Snack Nuts & Candy	55.7	50.1	174.8	166.8
Frozen Bakery Products	80.6	77.7	247.2	189.8
Total	$406.5	$386.3	$1,233.2	$1,132.2

Profit Contribution
Cereals, Crackers & Cookies	$16.7	$15.0	$50.6	$51.4
Dressings, Syrups, Jellies & Sauces	4.1	3.6	10.2	10.6
Snack Nuts & Candy	5.4	5.0	15.3	13.7
Frozen Bakery Products	11.7	10.6	35.9	23.8
Total segment profit contribution	37.9	34.2	112.0	99.5
Interest expense, net	(4.0)	(3.7)	(12.0)	(9.2)
Restructuring charges	(1.5)	(.4)	(1.6)	(1.0)
Accelerated depreciation	(1.0)	(.5)	(1.2)	(.8)
Litigation settlement income	1.7	.1	1.7	.9
Systems upgrades and conversions	(1.9)	(1.2)	(5.6)	(3.7)
Other unallocated corporate expenses	(6.6)	(3.8)	(15.5)	(10.9)
Earnings before income taxes
and equity earnings	$24.6	$24.7	$77.8	$74.8

	June 30,	Sep. 30,
	2005	2004
Total Assets
Cereals, Crackers & Cookies	$368.5	$265.4
Dressings, Syrups, Jellies & Sauces	150.6	162.9
Snack Nuts & Candy	108.3	107.0
Frozen Bakery Products	441.7	446.0
Total segment assets	1,069.1	981.3
Investment in Ralcorp Receivables Corporation	31.4	98.0
Investment in Vail Resorts, Inc.	94.7	80.7
Other unallocated corporate assets	57.0	61.6
Total	$1,252.2	$1,221.6

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

RESULTS OF OPERATIONS

Consolidated

Net Earnings Third quarter net earnings were down 2% from $24.6 million in fiscal 2004 to $24.0 million in fiscal 2005, and diluted earnings per share decreased from $.82 to $.79. For the first nine months of fiscal 2005, net earnings were up 11% from a year ago, and diluted earnings per share increased from $1.76 to $1.92. Factors impacting these earnings comparisons included the timing of acquisitions in fiscal 2004 (for the fiscal year to date only), higher freight and raw materials costs, and changes in the amounts of equity earnings from our investment in Vail Resorts.
Results for the first nine months of fiscal 2005 included a full nine months of results from the Concept 2 Bakers (C2B) business, acquired on February 27, 2004, and a full nine months of results from the Bakery Chef business, acquired on December 3, 2003. The corresponding period of fiscal 2004 included results of those businesses subsequent to their respective acquisition dates. Both Bakery Chef and C2B are reported in the Frozen Bakery Products segment.
More detailed discussion and analysis of these and other factors follows.
Net Sales Third quarter net sales were up 5% from $386.3 million in fiscal 2004 to $406.5 million in fiscal 2005. For the first nine months, net sales were up $101.0 million, or 9%. The timing of acquisitions resulted in approximately $1 million and $48 million of incremental sales in the three and nine months ended June 30, 2005, respectively. Refer to the segment discussions below for discussions of other factors affecting net sales.
Operating Expenses For the three months ended June 30, 2005 and 2004, cost of products sold was 80.2% and 79.1% of net sales, respectively, while selling, general, and administrative (SG&A) expenses were 12.8% and 13.5% of net sales, respectively. Through the first nine months of fiscal 2005 and 2004, cost of products sold was 80.0% and 79.5%, and SG&A expenses were 12.7% and 13.0%, respectively. The cost of sales percentage increased primarily as a result of higher costs of certain raw materials and freight, partially offset by the effects of the lower cost structure of the acquired businesses and cost savings from plant closures and other cost reduction efforts. The reduced SG&A percentage was primarily due to the effects of the increase in net sales (since a significant portion of SG&A expenses are not directly related to sales volume) and mark-to-market adjustments on deferred compensation liabilities, partially offset by approximately $1.7 million of due diligence expenses in the third quarter of fiscal 2005 related to a potential business acquisition which has been terminated, higher systems costs and amortization during the conversion period, and incremental audit fees and other compliance costs related to the Sarbanes-Oxley Act. The mark-to-market adjustments resulted in a year-over-year decrease in expense of $1.0 million for the quarter and $.1 million through nine months.
The systems conversion expenses, which are not allocated to the operating segments, were $1.9 million and $5.6 million for the three and nine months ended June 30, 2005, and $1.2 million and $3.7 million for the corresponding periods last year. Many past acquisitions have continued to utilize their own stand-alone information systems. In 2003, we commenced the systematic conversion of these disparate division and facility information systems to new, integrated company-wide information systems software provided primarily by J.D. Edwards/PeopleSoft/Oracle. These conversions began in September 2003 with two snack nut facilities and continued with the April 2005 conversions of corporate headquarters and Ralston Foods and the July 2005 conversion of Bremner. We follow the policy of charging divisions, including the corporate headquarters, costs of centralized systems based on usage. During periods of transition, when more than one operating system is being utilized by the Company, this approach results in unallocated amounts representing the duplication of costs. We report these excess transitional amounts as unallocated corporate expenses within SG&A.

               Again, refer to the segment discussions below for more information.
Interest Expense, Net Interest expense was $4.0 million and $3.7 million for the three months ended June 30, 2005 and 2004, respectively. For the first nine months of the year, interest expense was $12.0 million in fiscal 2005 and $9.2 million in fiscal 2004. These changes were the result of both higher rates on our floating rate debt (which have doubled since last year) and the timing of a few significant borrowings and repayments.
For the third quarter and first nine months of fiscal 2005, the weighted average interest rate on all of our outstanding debt was 4.6 percent and 4.4 percent, respectively, compared to 3.6 percent and 3.3 percent a year ago. For fiscal 2005, these weighted average rates include the effect of an interest rate swap contract designated as a hedge of the interest payments on our Floating Rate Senior Notes, effectively fixing the rate on those Notes at 4.76 percent from December 2004 through December 2009. See Note 12 in Item 1 for more information.
Significant changes in outstanding debt affecting the comparisons of third quarter and nine-month interest expense in fiscal 2005 and 2004 include $270 million of additional borrowings to fund the Bakery Chef acquisition in December 2003, $50 million of Floating Rate Senior Notes repaid in November 2004, and $47 million of borrowings under committed and uncommitted lines of credit to fund a portion of the Medallion acquisition in June 2005. The remainder of the acquisition cost (which totaled about $100 million) was funded with cash and increased utilization of the accounts receivable securitization program (refer to "LIQUIDITY AND CAPITAL RESOURCES" below).
We have an agreement which gives us the ability to sell up to $66 million of certain of our trade accounts receivable on an ongoing basis through fiscal 2005, and it is currently our intention to extend that agreement through fiscal 2006. Discounts related to this agreement totaled $.6 million and $.3 million in the first nine months of fiscal 2005 and 2004, respectively, and are included in the consolidated statement of earnings in selling, general and administrative expenses.
Restructuring Charges Restructuring charges in fiscal 2005 and 2004 related to three projects: the restructuring of the ISB group (which included the closure of a facility in Kent, WA), the closure of the Kansas City plant, and the closure of the plant in City of Industry, CA. See Note 6 in Item 1 for more information about restructuring charges. For expected future impacts of the Kansas City and City of Industry projects, see the Dressings, Syrups, Jellies & Sauces discussion under "OUTLOOK" below.
Litigation Settlement Income In the third quarter of fiscal 2005, we recorded $1.7 million income received in settlement of certain claims related to antitrust litigation. Litigation settlement income was $.1 million and $.9 million in the three and nine months ended June 30, 2004, respectively.
Income Taxes Income tax provisions generally reflect statutory tax rates for the periods presented, with an effective rate of approximately 36.5%.
Equity in Earnings of Vail Resorts, Inc. Ralcorp continues to hold an approximate 21 percent equity ownership interest in Vail Resorts, Inc. (NYSE:MTN) Vail Resorts operates on a fiscal year ending July 31; therefore, Ralcorp reports its portion of Vail Resorts’ operating results on a two-month time lag. Vail Resorts’ operations are highly seasonal, typically yielding income for the second and third fiscal quarters and losses for the first and fourth fiscal quarters. However, in the second quarter of fiscal 2004, Vail Resorts recorded a charge related to debt refinancing, resulting in a reported net loss. For the third quarter ended June 30, 2005, our investment in Vail Resorts resulted in non-cash pre-tax earnings of $12.9 million ($8.4 million after taxes), compared to $13.8 million ($8.9 million after taxes) for last year’s third quarter - a decrease of $.02 per diluted share. Through nine months, we recorded after-tax equity earnings of $9.1 million for fiscal 2005 and $5.1 million for fiscal 2004 - an increase of $.13 per diluted share.

Cereals, Crackers & Cookies

Third quarter net sales for the Cereals, Crackers & Cookies segment increased $10.6 million from last year, with the Ralston Foods cereal division up $8.0 million and the Bremner cracker and cookie division up $2.6 million. While Ralcorp recorded about $1 million of sales from Medallion since the June 22 acquisition, the growth at Ralston Foods came primarily from a 13 percent increase in sales volume of ready-to-eat cereal, largely driven by expanded product offerings with existing customers. Hot cereal sales volume was up nearly 5 percent from a year ago. The effects of growth in these areas were partially offset by volume from co-manufacturing arrangements coming in at roughly half the levels experienced in the third quarter of the prior year. While this drop was expected, its impact significantly counteracted strong results from Ralston Foods’ key base business. Lastly, selling prices were generally stable when comparing fiscal quarters. At Bremner, net sales rose as a result of improved pricing on some products and favorable product mix. Total sales volume was flat compared with last year’s third quarter, but a reduction in lower-priced saltines was offset by an increase in relatively higher-priced specialty crackers. Excluding co-manufacturing, total cracker sales volume grew 2 percent, and total cookie volume was up 3 percent. Bremner’s sales volume from co-manufacturing arrangements was about 20 percent lower than in last year’s third quarter.

Through the first nine months of fiscal 2005, net sales for the segment were up slightly more than 8 percent from a year ago, with Ralston Foods and Bremner contributing increases of $25.6 million and $13.5 million, respectively. Ready-to-eat cereal sales volume was up 15 percent for the first nine months of the year. Bremner’s cracker and cookie volumes were up 4 percent and 16 percent, respectively, for the nine-month period (again excluding co-manufacturing). Bremner comparisons were affected by incremental sales to former customers of Bake-Line Group, LLC, which ceased operations during the second quarter of last year. As in the third quarter, nine-month net sales from crackers benefited from a shift from saltines to specialty crackers. Bremner’s sales volume under co-manufacturing arrangements was 18 percent lower than last year and Ralston Foods co-manufacturing volume was down almost 40 percent.
Compared to the prior year, the segment’s profit contribution was $1.7 million (11 percent) higher for the third quarter but $.8 million (2 percent) lower for the first nine months. The primary driver of the third quarter improvement was the increase in net sales. For the nine-month period, the benefits of higher net sales were more than offset by increased costs. The decline in volume under co-manufacturing agreements reduced segment profit by approximately $1.5 million and $6.3 million for the quarter and nine months, respectively. In addition, profit was reduced by higher freight costs (up approximately $2.4 million for the third quarter and $8.5 million through nine months), raw materials costs (up about $1.9 million for the third quarter and $6.6 million through nine months, especially packaging, raisins, corn, tree nuts, wheat, and rice), and packaging redesign costs related to the new trans fat labeling requirements (up $1.5 million through nine months).

Dressings, Syrups, Jellies & Sauces

In the Dressings, Syrups, Jellies & Sauces segment, also known as Carriage House, net sales for the three months ended June 30, 2005 were up $1.1 million (1 percent) from last year’s third quarter. Sales volume increased nearly 2 percent and higher pricing added about $.5 million, but those positive factors were partially offset by a $.9 million unfavorable product mix variance. The volume improvement is net of a 12 percent decline related to the loss of pourable salad dressing sales to a major customer. For the first nine months of the year, net sales dollars were down 1 percent, or $3.5 million, as gains of nearly $3.5 million from higher pricing were more than offset by the impact of an overall 2 percent volume decline (including a 13 percent decline related to the previously mentioned loss of pourable salad dressing sales) and an additional $.5 million decline due to unfavorable mix.
The segment’s third quarter profit contribution was $.5 million higher in fiscal 2005 than in fiscal 2004. Profits were helped by savings derived from previously initiated cost reduction projects (including over $.5 million in reduced employee compensation costs), savings from the Kansas City plant closure ($.7 million), reduced process improvement consulting fees ($.4 million), and selling price increases. In addition, workers’ compensation expense was $1.5 million lower as a result of a favorable adjustment to the actuarially determined liability due to improved safety performance, fewer employees, and other trends. Most of these benefits were offset by increased costs. Freight costs, packaging costs (especially petroleum-based plastic containers), and ingredient costs (especially fruits, sweeteners, and peanuts) were higher by $1.1 million, $1.9 million, and $.4 million, respectively. The segment’s nine-month profit contribution was $.4 million lower than last year as the noted net sales decline and key cost component increases -- freight ($3.7 million), packaging ($4.1 million), and ingredients ($1.5 million) -- were offset by certain favorable cost items. These favorable items include improved production costs ($1.3 million), savings from the Kansas City plant shutdown ($2.2 million), the previously mentioned lower workers’ compensation expense, and the continued benefits of cost reduction projects that have improved the segment’s SG&A cost structure.

Snack Nuts & Candy

Third quarter net sales for the Snack Nuts & Candy segment, also known as Nutcracker Brands, were $5.6 million (11 percent) higher than last year. Despite a sales volume decline of about 4 percent, net sales grew as a result of improved pricing, which had lagged commodity cost increases last year, and sales mix. Through nine months, the segment’s net sales were up $8.0 million (5 percent) as a 7 percent decrease in volume was more than offset by improved pricing on several items.
The segment’s third quarter and nine-month profit contribution improved $.4 million and $1.6 million, respectively, from last year as price increases have begun to catch up with cost increases. Commodity costs were unfavorable by $4.0 million and $11.2 million for the three and nine-month periods ended June 30, 2005, respectively, as worldwide demand for tree nuts exceeds supply. Additionally in the nine-month profit comparison, a volume surge and the implementation of new information systems resulted in temporary production inefficiencies and higher inventory storage costs in the first quarter of fiscal 2004.

Frozen Bakery Products

Net sales for the Frozen Bakery Products segment grew to $80.6 million for the quarter ended June 30, 2005, from $77.7 million for the quarter ended June 30, 2004. This 4 percent growth came primarily from volume gains in the foodservice and in-store bakery (ISB) channels, with additional net sales improvements from favorable ISB pricing and product mix, slightly offset by soft volume and unfavorable pricing in retail griddle products. For the first nine months of fiscal 2005, the segment’s net sales increased $57.4 million compared to fiscal 2004. About $31 million of the increase was the result of an additional two months of results from Bakery Chef, acquired December 3, 2003. Another $16 million is attributable to the additional five months of sales from C2B, acquired February 27, 2004. The remaining nine-month increase was primarily driven by the same factors that impacted the third quarter: stronger foodservice and ISB volume, favorable pricing and product mix, slightly offset by lower retail griddle products sales volume.
Frozen Bakery Products profit contribution for the third quarter improved $1.1 million (10 percent) from a year ago. The increase was due to $.9 million of favorable ingredient costs, the benefit of favorable ISB pricing and product mix, profit from incremental foodservice sales, and improved manufacturing efficiencies, partially offset by higher freight costs ($.4 million) and total manufacturing costs. Through nine months, the segment’s profit contribution was $35.9 million in fiscal 2005, compared to $23.8 million in fiscal 2004. About $7 million of the increase was due to the timing of acquisitions. In addition to the factors described above, nine-month profit benefited from favorable volume, improved manufacturing efficiencies (particularly due to the ISB plant consolidation), pricing, and product mix in the foodservice and ISB channels ($5.1 million), as well as lower ingredient costs overall (approximately $2.0 million). Those benefits were partially offset by higher incentive compensation ($1.0 million) and freight costs (approximately $1.0 million), and $.5 million of additional intangible asset amortization expense.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have funded operating needs by generating positive cash flows through operations. We expect to continue generating operating cash flows through our mix of businesses and expect that short-term and long-term liquidity requirements will be met through a combination of operating cash flows and strategic use of borrowings under committed and uncommitted credit arrangements. Capital resources remained strong at June 30, 2005, with a net worth of $510.5 million and a long-term debt to total capital ratio of 45%, compared with corresponding figures for September 30, 2004 of $444.2 million and 49%. Working capital, excluding cash and cash equivalents, decreased to $76.6 million at June 30, 2005, from $107.3 million at September 30, 2004, primarily as a result of a decrease in our investment in Ralcorp Receivables Corporation of $66.6 million, offset by the October payment of $29.3 million of dividends recorded as a current liability at September 30, 2004.
Cash flows from operating activities fluctuate from quarter to quarter due to a number of factors, including the amount and timing of inventory purchases and related payments and the amount and timing of sales and related collections. The increase from $51.8 million in the nine months ended June 30, 2004 to $164.8 million in the nine months ended June 30, 2005 was primarily due to cash flows related to our receivables sale agreement, the incremental net cash flows from the increased net sales, and the effects on operating cash flows of changes in current assets and liabilities (see comment above regarding timing). During the first nine months of fiscal 2005, net proceeds received from the sale of beneficial interests in accounts receivable were $49.0 million, compared with a $34.2 million net reduction of proceeds a year ago. See Note 8 in Item 1 for more information about the sale of receivables.
In the nine months ended June 30, 2005, we paid a total of $99.7 million related to the June 22 acquisition of Medallion Foods, Inc., including purchase price, investment advisory fees, legal fees, and other related costs, and net of $2.1 million of cash acquired. In the nine months ended June 30, 2004, we paid a total of $289.2 million related to the December Bakery Chef acquisition, net of $.1 million of cash acquired. In addition, we paid $23.9 million related to the C2B acquisition in February of fiscal 2004. Our planned capital expenditures for fiscal 2005 will require approximately $60 million, of which $44.5 million was spent during the first nine months. As discussed below, we have adequate capacity under current borrowing arrangements to meet these cash needs.

On December 21, 2003, we completed a $270 million private placement of long-term fixed rate senior notes yielding a weighted average interest rate of 4.6% to fund the Bakery Chef acquisition. On November 22, 2004, $50.0 of Floating Rate Senior Notes, Series A, was repaid with proceeds from the sale of accounts receivable. On December 15, 2004, the interest rate on the remaining $100 million of Floating Rate Senior Notes, which matures in May 2010, was effectively fixed at 4.76% through December 2009 with an interest rate swap contract (see Note 12). Increasing market expectations of interest rates over that period have caused the fair value of that swap contract to rise to $.5 million as of June 30, 2005. Total remaining availability under our $150 million revolving credit agreement and our $15 million uncommitted credit arrangements was $117.9 million as of June 30, 2005. Currently, the most restrictive covenant is a maximum Total Debt to Adjusted EBITDA ratio of 3.50:1. As of June 30, 2005, we were in compliance with all covenants, with a Total Debt to Adjusted EBITDA ratio of 2.45:1.
As noted above, the amount and timing of inventory purchases and related payments affect short-term cash flows. In addition to the effect on operating cash flows, these fluctuations also impact the amount of book cash overdrafts, which essentially represent outstanding checks and are classified as cash flows from financing activities. From September 30, 2004 to June 30, 2005, the amount of book cash overdrafts decreased $4.7 million, while they increased $9.4 million during the corresponding period last year.
During the first nine months of fiscal 2005, approximately 285,000 shares of treasury stock were issued for stock options exercised, while approximately 35,000 shares were repurchased.
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

OUTLOOK

We believe the opportunities in the private label, value brand, and food service areas are favorable for long-term growth. In the past few years, we have taken substantial steps to reshape the Company, reducing our reliance on any one business segment while achieving sufficient scale in the categories in which we operate. We expect to continue to improve our business mix through volume and profit growth of existing businesses, as well as through acquisitions or alliances. We will continue to explore those acquisition opportunities that strategically fit with our intention to be the premier provider of value-oriented food products, such as the June 2005 acquisition of Medallion Foods.
In 2003, we commenced the systematic conversion of disparate division and facility information systems to new, integrated company-wide information systems software provided primarily by J.D.Edwards/PeopleSoft/Oracle. These conversions began in September 2003 with two snack nut facilities and continued with the April 2005 conversions of corporate headquarters and Ralston Foods and the July 2005 conversion of Bremner. Future conversions are expected to continue through fiscal 2006 and into fiscal 2007. These conversions have resulted in much higher expense levels which are expected to continue through the transition period, with an estimated increase of between $1.0 million and $1.3 million for the fourth quarter of fiscal 2005 compared to last year’s fourth quarter.
Ralston Foods, Bremner, and other divisions periodically enter into co-manufacturing agreements with manufacturers of branded products. Terms of these agreements vary but are generally relatively short periods of time (less than two years). Volumes produced under each of these agreements can fluctuate significantly based upon the product’s life cycle, product promotions, alternative production capacity and other factors, none of which are under our direct control. For the remainder of fiscal 2005, we expect certain co-manufacturing agreements to decline significantly compared to the prior year or expire. If not replaced, the impact on earnings before taxes for that period could be as much as $2.4 million.
Freight costs have been increasing and are expected to remain at elevated levels at least through the fourth quarter of fiscal 2005, thereby reducing profit margins. These cost increases are primarily the result of rising fuel prices. Further, a shortage of available common carriers in some areas is putting additional upward pressure on freight rates as well as having a negative effect on our customer service. In fiscal 2004, freight costs were approximately 7.3 percent of our cost of products sold; for the first nine months of fiscal 2005, the percentage rose to 8.4 percent. In addition, third quarter packaging costs were up more than $4.4 million from last year, and we expect packaging costs to remain high for the rest of the year.
In July 2003, the Food and Drug Administration issued a final rule amending its regulations on nutrition labeling to require that trans fat be declared in the nutrition label of conventional foods and dietary supplements on a separate line immediately under the line for the declaration of saturated fat. The new rule will be effective January 1, 2006. Because of this regulatory change, we are incurring additional costs related to packaging modifications and formulation changes to certain products. We estimate that such changes to labels and formulas may add as much as $3.4 million to fiscal 2005 expense (including approximately $1.0 million in the fourth quarter), primarily in the Bremner division. The ultimate impact of this regulation upon our businesses cannot be determined at this time.

On an enterprise-wide basis, we attempt to manage cost increases through forward purchase contracts, hedging, and selling price increases. Although the costs of energy, freight, packaging, and several commodities increased significantly from costs in the first nine months of the prior year, most of the effects were mitigated through hedging and forward purchase contracts as well as volume and selling price increases. If these costs remain at elevated levels as expected, some of these mitigating factors will become less effective when favorable hedging contracts expire or sales volume growth slows, resulting in lower profit margins for the remainder of fiscal 2005.
In 2002, the government passed the Sarbanes-Oxley Act (the Act) which requires, under section 404 of the Act, a management certification on internal controls over financial reporting. This increased requirement is effective for Ralcorp in fiscal 2005. We have developed a plan to document, assess, and test primary controls, including those over computer operations, to comply with the new requirements. We currently estimate the incremental costs of compliance with section 404 of the Act to be approximately $1.0 to $1.2 million for 2005.
As a result of the American Jobs Creation Act of 2004, the Company will receive an additional "Domestic Production Activities Deduction" commencing in fiscal 2006. The effect of this additional deduction will be to reduce our Federal tax rate by 1 percent in fiscal 2006, progressing to a total reduction of 3 percent for fiscal 2011 and beyond, pending further tax law changes.
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
As previously discussed, the Bremner division implemented new systems at the beginning of July 2005. Bremner has experienced some customer service issues related to the implementation, but we expect that the total impact on the fourth quarter results of operations will not be material.

Dressings, Syrups, Jellies & Sauces

Carriage House’s competitors, both large and small, continue to be aggressive on pricing. In addition, the division continues to be negatively affected by certain ingredient and packaging cost increases (including certain fruits, sweeteners, and peanuts) as well as increased freight, employee health care, benefits, and other costs. As warranted, we will continue to seek price increases to help offset these rising costs.

To further mitigate the impact of the cost increases, the segment has undertaken restructuring projects, including the sales of underperforming operations and related plant rationalizations, as well as ongoing process improvement and overhead reduction projects. Most recently, in June 2005, Carriage House announced plans to close its City of Industry (Los Angeles) plant and move production to other facilities. Annual savings from this plant closure are expected to be $1.1 million commencing during the first quarter of fiscal 2006. In June of 2004, Carriage House finalized a plan to close its plant in Kansas City, Kansas, and move production to other facilities. Annual savings from this plant closure are expected to be $1.2 million and commenced in the first quarter of fiscal 2005.  Ongoing cost reduction efforts are critical to maintaining segment profitability during periods of rising costs.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 2 in Item 1 for a discussion regarding FASB Statement No. 123 (revised 2004), Share-Based Payment, which we expect will reduce net earnings for the year ending September 30, 2006 by approximately $2.2 ($.07 per share) based on awards outstanding at June 30, 2005.

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
(iii) Significant increases in the cost of insurance, employee benefits, or certain raw materials (e.g., wheat, soybean oil, eggs, peanuts, various tree nuts, corn syrup, cocoa, fruits, packaging) or energy used to manufacture our products, to the extent not reflected in the price of our products, could adversely impact our results;
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
(ix) In fiscal 2006, we will implement new information systems software within our Dressings, Syrups, Jellies & Sauces segment. Implementation of the new system could cause disruptions to the segment’s operations;
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We believe there have been no material changes in the reported commodity price risks faced by the Company during the nine months ended June 30, 2005. However, the Company’s interest rate risk was reduced during that period. First, variable rate debt was reduced from $155.7 million at September 30, 2004, to $147.1 million. Second, $100 million of that debt, which matures in May 2010, was effectively fixed at 4.76% through December 2009 with an interest rate swap contract with a fair value of $.5 million at June 30, 2005. For additional information, refer to Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2004, and Note 12 in Item 1 of this report.

Item 4. Controls and Procedures.

We maintain systems of internal controls with respect to gathering, analyzing and disclosing all information required to be disclosed in this report. As of the end of the period covered by this report, we completed an evaluation, under the supervision and with the participation of the Co-Chief Executive Officers and Presidents and the Corporate Vice President and Controller, of the effectiveness of the design and operation of our disclosure controls and procedures [as defined in Rules 13a-15(e) and 15d-15(e)]. Based upon the review, such officers concluded that the design and operation of disclosure controls effectively alerted management to material information regarding the Company and required to be filed in this report. In April 2005, we completed an upgrade of the information systems that we use in our Ralston Foods division and at corporate headquarters to accumulate financial data used in financial reporting. We utilized this new system to generate financial statements for our fiscal quarter ended June 30, 2005. The upgrade was not made in response to any deficiency in our internal controls. Other than ongoing modifications to our information systems following our primary system upgrade, which we believe enhance our system of internal controls, there was no change in our system of internal control over financial reporting during our third fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

There is no information required to be reported under any items except those indicated below.

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1 - April 30, 2005	0	0	0

May 1 - May 31, 2005	0	0	0

June 1 - June 30, 2005	0	0	0

Total	0	0	0	1,630,800

(1) On each of November 15, 1997 and February 26, 2001 the Company’s Board of Directors authorized the repurchase of one million shares of common stock at prevailing market prices. The authorizations have no expiration dates.  From time to time the Company may repurchase its common stock through plans established under Rule 10b5-1.  Typically, these plans direct a broker to purchase an amount of shares each day depending on the pervious day's closing share price.  The number of shares repurchased each day is usually between 0 and 16,500.

Item 6.	Exhibits.

10.1	2005 Restricted Stock Award with Richard G. Scalise. (The Company does not deem this Agreement to be material and is filing the Agreement for informational purposes only.)
31.1	Certification of Kevin J. Hunt dated August 9, 2005.
31.2	Certification of David P. Skarie dated August 9, 2005.
31.3	Certification of Thomas G. Granneman dated August 9, 2005.
32	Certifications pursuant to 18 U.S.C. Section 1350 of Kevin J. Hunt, David P. Skarie and Thomas G. Granneman dated August 9, 2005.

Exhibit 10.1 is a compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RALCORP HOLDINGS, INC.

By: /s/ T. G. Granneman
T. G. Granneman
Duly Authorized Signatory and
Chief Accounting Officer
August 9, 2005

Exhibit Index

Exhibit	Description

10.1	2005 Restricted Stock Award with Richard G. Scalise. (The Company does not deem this Agreement to be material and is filing the Agreement for informational purposes only.)
31.1	Certification of Kevin Hunt dated August 9, 2005.
31.2	Certification of David P. Skarie dated August 9, 2005.
31.3	Certification of Thomas G. Granneman dated August 9, 2005.
32	Certification pursuant to 18 U.S.C. Section 1350 of Kevin J. Hunt, David P. Skarie and Thomas G. Granneman dated August 9, 2005.

Exhibit 10.1 is a compensatory plan or arrangement.