Form 10-K
period 2005-09-30
RALCORP HOLDINGS INC /MO
filed 2005-12-14
CIK 1029506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2005
or
[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-12619

RALCORP HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Missouri	43-1766315
(State of incorporation)	(I.R.S. Employer Identification No.)

800 Market Street, St. Louis, Missouri	63101
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (314) 877-7000

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	New York Stock Exchange, Inc.
Common Stock Purchase Rights	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.            ☑Yes  ☐No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.       ☑Yes  ☐No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☑Yes     ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

Indicate by check mark whether registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     ☑Yes     ☐No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐Yes     ☑No

On March 31, 2005, the aggregate market value of the Common Stock held by non-affiliates of registrant was $1,349,208,798. Excluded from this figure is the Common Stock held by registrant’s Directors and Corporate Officers, who are the only persons known to registrant who may be considered to be its “affiliates” as defined under Rule 12b-2.

Number of shares of Common Stock, $.01 par value, outstanding as of November 30, 2005: 29,055,714.

 DOCUMENTS INCORPORATED BY REFERENCE

Registrant’s Notice of Annual Meeting and Proxy Statement relating to its 2006 Annual Meeting (to be filed), to the extent indicated in Part III.

 CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Report. These forward-looking statements are sometimes identified by their use of terms and phrases such as “believes,” “should,” “expects,” “anticipates,” “intends,” “plans,” “will,” “can” or similar expressions elsewhere in this Report. The Company’s results of operations and financial condition may differ materially from those in the forward-looking statements. Such statements are based on management’s current views and assumptions, and involve risks and uncertainties that could affect expected results. The factors set forth below may cumulatively or individually impact the Company’s expected results.

• If the Company is unable to maintain a meaningful price gap between its private label products and the branded products of its competitors, successfully introduce new products or successfully manage costs across all parts of the Company, the Company’s private label businesses could incur operating losses.
• Consolidation among members of the grocery trade may lead to increased wholesale price pressure from larger grocery trade customers and could result in significant profit pressure, or in some cases, the loss of key accounts if the surviving entities are not customers of the Company.
• Significant increases in the cost of certain raw materials (e.g., peanuts, wheat, soybean oil, eggs, various tree nuts, corn syrup, cocoa, fruits), energy (e.g., natural gas) or petroleum based packaging used to manufacture the Company’s products, to the extent not reflected in the price of the Company’s products, could adversely impact the Company’s results.
• In light of its ownership in Vail Resorts, Inc. (20.5% at September 26, 2005), the Company’s non-cash earnings can be adversely affected by unfavorable results from Vail Resorts or the inability to recognize earnings under the equity method in the future.
• The Company is currently generating profit from certain co-manufacturing contract arrangements with other manufacturers within its competitive categories. The termination or expiration of these contracts and the inability of the Company to replace this level of business could negatively affect the Company’s operating results.
• The Company’s businesses compete in mature segments with competitors having large percentages of segment sales. If such competitors are able to obtain larger percentages of their respective segment sales, the Company could lose its market position.
• The Company has realized increases in sales and earnings through the acquisitions of businesses, but the ability to undertake future acquisitions depends on many factors, such as identifying available acquisition candidates and negotiating satisfactory terms to purchase such candidates which the Company does not unilaterally control.
• Presently, a portion of the interest on the Company’s indebtedness is set on a short-term basis. Consequently, increases in interest rates will increase the Company’s interest expense.
• If actual or forecasted cash flows of any reporting unit deteriorate such that its fair value falls below its carrying value, goodwill will likely be impaired and an impairment and loss would be recorded immediately as a charge against earnings.
• In fiscal 2006 or early 2007, the Company plans to implement new information system software within its Dressings, Syrups, Jellies & Sauces Segment. Implementation of the new system software could cause significant disruptions to the segment’s operations.
• The Company has experienced increases in the cost to transport finished goods to customers. The Company’s costs have risen due to the increased cost of fuel and a limited supply of freight carriers. In the event this situation worsens, transportation costs will increase significantly and the Company will experience service problems and reduced customer sales.
• Fluctuations in the Canadian Dollar could result in losses in value of the Company’s net foreign currency investment in its Canadian subsidiary (after its acquisition on November 15, 2005).
• A portion of the Company’s employees are represented by labor unions. Labor strikes, work stoppages or other employee related interruptions or difficulties in the employment of labor could negatively impact our manufacturing capabilities.
• Other uncertainties, all of which are difficult to predict and many of which are beyond the control of the Company, may impact its financial position, including those risks detailed from time to time in its publicly filed documents. These and other factors are discussed in the Company’s Securities and Exchange Commission filings.

The factors set forth above are illustrative, but by no means exhaustive. All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.

 PART I

ITEM 1. BUSINESS

INTRODUCTION

Ralcorp Holdings, Inc. is a Missouri corporation incorporated on October 23, 1996. Our principal executive offices are located at 800 Market Street, Suite 2900, St. Louis, Missouri 63101. The terms “we,” “our,” “Company,” “Ralcorp,” and “Registrant” as used herein refer to Ralcorp Holdings, Inc. and its consolidated subsidiaries.

We are primarily engaged in the manufacturing, distribution and marketing of store brand (private label) food products in the grocery, mass merchandise, drug and foodservice channels. Our products include: ready-to-eat and hot cereal products; store brand and value brand snack mixes and corn-based snacks; store brand and branded crackers and cookies; store brand and value branded snack nuts and chocolate candy; store brand wet-filled products such as salad dressings, mayonnaise, peanut butter, syrups, jams and jellies, and specialty sauces; foodservice, store brand and branded frozen griddle products (pancakes, waffles, French toast and custom griddle products) and biscuits; and foodservice and store brand breads, rolls and muffins. Substantially all of our products are sold to customers within the United States.

Our strategy is to grow our businesses through increased sales of existing and new products and through the acquisition of other companies. Since 1997 we have acquired sixteen companies. We typically pursue companies that manufacture predominantly store brand or value oriented food products.

The following sections of this report contain financial and other information concerning our business developments and operations and are incorporated into this Item 1:
• “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7; and
• “Acquisitions and Goodwill,” “Supplemental Earnings Statement and Cash Flow Information,” and “Segment Information” in the Notes to the Consolidated Financial Statements filed as part of this document under Item 8.

You can find additional information about Ralcorp including our 10-Ks, 10-Qs, 8-Ks, and other securities filings (and amendments thereto) by visiting our website at http://www.ralcorp.com or the SEC’s website at http://www.sec.gov, from which they can be printed free of charge as soon as reasonably practicable after their electronic filing with the SEC. The Company’s Corporate Governance Guidelines; Standards of Business Conduct for Employees, including Executive Officers; Director Code of Ethics; and the Charters of the Board’s Audit, Corporate Governance, and Compensation Committees are also available on our website, from which they can be printed free of charge. All of these documents are also available to shareholders at no charge upon request sent to the Company’s Secretary (PO Box 618, St. Louis, MO 63188-0618, Telephone: 314-877-7046).

RECENT BUSINESS DEVELOPMENTS

• On October 5, 2004, we entered into a Termination Agreement by and among Vail Resorts, Inc., the Registrant and Apollo Ski Partners, L.P. terminating the Shareholder Agreement dated January 3, 1997, as amended;

• On October 8, 2004, we paid a one-time special dividend of $1.00;

• On May 11, 2005, we announced the resignation of David L. Beré as Corporate Vice President and President and Chief Executive Officer of Bakery Chef, Inc;

• On June 2, 2005, in furtherance of our cost reduction efforts, we announced that The Carriage House Companies, Inc. plant located at City of Industry, California would close in late September 2005;

• On June 22, 2005, we completed the acquisition of Medallion Foods, Inc.;

• On June 27, 2005, we announced that Richard G. Scalise joined the Company as Corporate Vice President and President of Frozen Bakery Products; and

• On November 15, 2005, we completed the acquisition of Western Waffles, Ltd.

 OTHER INFORMATION PERTAINING TO THE BUSINESS OF THE COMPANY

Segments

During fiscal year 2005 our businesses were comprised of four reportable business segments: Cereals, Crackers & Cookies (consisting of Ralston Foods and Bremner, Inc.); Dressings, Syrups, Jellies & Sauces (The Carriage House Companies, Inc.); Snack Nuts & Candy (Nutcracker Brands, Inc.); and Frozen Bakery Products (Bakery Chef). At the beginning of fiscal year 2005, we combined the in-store bakery business unit with the Bakery Chef business unit. Consequently, our Cereals, Crackers & Cookies segment no longer includes our in-store bakery products (primarily cookies and artisan breads). The Frozen Bakery Products segment includes the Bakery Chef, Lofthouse and Concept 2 Bakers businesses and, for fiscal 2006, the recently acquired Western Waffles business.

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

We also develop, manufacture and market signature frozen value-added bakery products for the foodservice, retail and mass merchandising channels. Our frozen products typically are not emulations of branded products. Instead, they are designed to have unique tastes or characteristics that customers desire.

Cereals, Crackers & Cookies

The Cereals, Crackers & Cookies segment is composed of two principal product lines: store brand ready-to-eat and hot cereals, store brand snack mixes and corn-based snacks (the “Cereal and Snack Business”); and store brand and branded crackers and cookies (the “Cracker and Cookie Business”). In fiscal 2005, these product lines accounted for approximately 54% and 46%, respectively, of the Company’s Cereals, Crackers & Cookies segment sales.

Cereal and Snack Business

Store brand ready-to-eat cereals are currently produced at three operating facilities and include over 35 different cereal varieties, utilizing flaking, extrusion and shredding technologies. Our Cracker and Cookie Business produces shredded wheat cereal for the Cereal Business. Three additional cereals are produced for the Cereal Business through certain co-manufacturing arrangements. Store brand and branded hot cereals are produced at one facility and include old-fashioned oatmeal, quick oatmeal, regular instant oatmeal, flavored instant oatmeals, farina, instant Ralston® (a branded hot wheat cereal), and 3 Minute Brand® hot cereals. As expected, we sell far more hot cereals in cooler months. We believe we are the largest manufacturer in the U.S. of store brand ready-to-eat and hot cereals. In fiscal 2005, approximately 71% of this business’s net sales were in retail ready-to-eat cereals (excluding co-manufacturing) and approximately 13% of its net sales were in retail hot cereals. Corn-based snacks are produced at one facility and include five tortilla chips, two corn chips and three extruded products that are produced under store brands and the Medallion® name.

We produce cereal products based on our estimates of customer orders and consequently maintain, on average, six to eight weeks’ inventory of finished products. Our ready-to-eat and hot cereals are warehoused in and distributed through four independent distribution facilities and two of our cereal plants, and are shipped to customers principally via independent truck lines. Our corn-based snacks products are produced based on customer orders and are shipped directly to customers through independent truck lines and customer supply trucks. The ready-to-eat and hot cereal products as well as corn-based snacks products are sold through internal sales staff and independent food brokers.

Cracker and Cookie Business

We believe our Cracker and Cookie Business is currently the largest manufacturer of store brand crackers and cookies for sale in the United States. The business also produces cookies under the Rippin’ Good® brand and crackers under the Ry Krisp® brand. Management positions the Cracker and Cookie Business as a low cost, premier quality producer of a wide variety of store brand crackers and cookies. We produce 54 kinds of store brand cookies and 24 kinds of store brand crackers. In fiscal 2005 and solely with respect to the retail channel, approximately 58% of this business’s net sales were in crackers and approximately 42% of its net sales were in cookies.

Our Cracker and Cookie Business operates seven plants. Cracker and Cookie products are largely produced to order and shipped directly to customers. In the fall and winter as consumer consumption of crackers increases, we have the ability to produce to estimated volumes, thereby building product inventories ranging from four to six weeks. Store brand crackers and cookies are sold through a broker network and internal sales staff. Branded Ry Krisp® crackers and many branded cookies are sold through direct store distributor networks. Our cookies and crackers are primarily distributed through our own warehouses and delivered to customers through independent truck lines.

Dressings, Syrups, Jellies & Sauces

Our Dressings, Syrups, Jellies & Sauces segment currently operates four plants and produces a variety of store brand shelf-stable dressings, syrups, peanut butter, jellies, salsas and sauces, and drink mixes under the Major Peters’® brand. We closed the plant in Los Angeles, California during the fourth quarter of fiscal 2005. The segment’s products are largely produced to order and shipped directly to customers using independent truck lines. However, we maintain warehouses at our plants to hold several weeks’ supply of key products. The products are sold through an internal sales staff and a broker network. In fiscal 2005, approximately 18% of the segment’s net sales was preserves and jellies, 18% was spoonable or pourable salad dressings, 17% was maple syrup, and 16% was peanut butter, with the remainder consisting of various salsas, sauces, other syrups, and drink mixes.

Due to the varied nature of branded counterparts and customer preferences, this segment produces far more variations of each type of product compared to our other segments. For example, we produce up to 40 varieties of many types of salad dressing. At any one time, we maintain over 8,000 active SKUs in this segment.

Snack Nuts & Candy

Our Snack Nuts & Candy segment operates two plants that produce a variety of jarred, canned and bagged snack nuts and one plant that produces chocolate candy. Our snack nut and candy products are largely produced to order and shipped directly to customers; however, we maintain two warehouses where finished snack nut products are stored during peak times of demand. Snack nuts and candy are shipped to customers through independent truck lines. We sell our products through an internal sales staff and a broker network. The segment produces store brand products as well as value branded products under the Nutcracker® and Flavor House® brands. Snack nut sales are seasonal, and the segment sells approximately 45% of its snack nuts in a four-month period between September and December. Profits from the sale of snack nuts are impacted significantly by the cost of raw materials (peanuts and tree nuts). Our chocolate candy products are positioned as premium chocolate products and not as an emulation of a branded product. Consequently, our chocolate candy products are sold to customers who maintain premium store brand product lines. We also produce chocolate candy for customers who use the candy as ingredients for ice cream and other products. In fiscal 2005, approximately 88% of the segment’s net sales was nuts and approximately 10% was candy, with the remainder representing various snack mixes.

Frozen Bakery Products

At ten facilities, we produce frozen products, including pancakes, waffles, French toast, in-store bakery cookies, muffins, biscuits and breads, as well as dry mixes for bakery foods. During fiscal 2006, one plant within the Cereals, Crackers and Cookies segment will begin producing in-store bakery cookies for the Frozen Bakery Products segment. The segment’s griddle, biscuit, muffin and some bread products are largely produced to order and shipped frozen directly to customers or third-party frozen warehouses. Cookies and artisan breads are produced to order and in anticipation of customer needs. These products are stored in onsite frozen warehouses and the majority of the products are shipped frozen.

The Frozen Bakery Products segment sells products through a broker network and an internal sales staff. Products are sold to foodservice customers such as large restaurant chains and distributors of foodservice products, retail grocery chains, and mass merchandisers. We utilize the trademark Krusteaz® for frozen griddle products sold to retail grocery chains and mass merchandisers. Also, we produce in-store bakery cookies under the Lofthouse® and Cascade® brands. Sales of cookies increase significantly in anticipation of holidays.

We sell a significant amount of products to a large international chain of restaurants. The loss of that customer would have a material adverse effect on the Frozen Bakery Products segment.

In fiscal 2005, approximately 39% of the segment’s net sales was griddle products, 33% was cookies, and 16% was breads and rolls. Approximately 54% of its net sales was in the foodservice channel, 42% was to in-store bakeries, and 6% was retail.

Ownership of Vail Resorts, Inc.

We own 7,554,406 shares of Vail Resorts, Inc. (Vail) common stock (approximately 20.5 percent of the shares outstanding as of September 26, 2005). Additionally, two of our Directors, Messrs. Stiritz and Micheletto, are on the Vail Board of Directors. Currently, we utilize the equity method of accounting to reflect our share of Vail’s earnings (or losses) on a non-cash basis. On October 31, 2005, we entered into a prepaid variable forward sale contract relating to 1.78 million shares of our Vail common stock. Under the contract, at the maturity dates we can deliver a variable number of shares in Vail to Bank of America. The number of shares ultimately delivered will depend on the price of Vail shares at settlement. We obtained approximately $50.5 million under the prepaid feature of the contract. The contract does not currently impact our equity accounting method due in part to the fact we continue to vote the shares of Vail subject to the forward contract.

Vail’s results of operations are highly seasonal and are dependent in part on weather conditions and consumers’ discretionary spending trends. In light of the significance of our ownership in Vail in comparison to our earnings and assets, changes in Vail’s common stock price or earnings can impact our stock price.

Trademarks

We own or use under a license a number of trademarks that are substantially important to our businesses, including Flavor House®, Krusteaz®, Lofthouse®, Major Peters’®, Medallion®, Nutcracker®, and Rippin’ Good®.

Competition

Our businesses face intense competition from large branded manufacturers and highly competitive store brand and foodservice manufacturers in each of their product lines. Further, in some instances large branded companies presently manufacture, or in the past have manufactured, store brand products. Top branded ready-to-eat and hot cereal competitors include Kellogg, General Mills, Kraft Foods’ Post division, and Quaker Oats (owned by PepsiCo). Large branded competitors of the Cracker and Cookie Business include Nabisco (owned by Kraft) and Keebler (owned by Kellogg), which possess large portions of the branded cracker and cookie categories. Branded competitors in the snack mix and corn-based snack categories include General Mills and Frito Lay. The Snack Nuts & Candy segment faces significant competition from one significant branded snack nut producer, Planters (owned by Kraft). Top branded competitors of the Dressings, Syrups, Jellies & Sauces segment include Kraft Foods, Bestfoods (owned by Unilever), Smucker’s, and Heinz. In addition, privately owned store brand manufacturers provide significant competition in all of the Company’s segments. The Frozen Bakery Products segment faces intense competition from numerous producers of griddle, bread and cookie products.

The industries in which we compete are highly sensitive to both pricing and promotion. Competition is based upon product quality, price, effective promotional activities, and the ability to identify and satisfy emerging consumer preferences. These industries are expected to remain highly competitive in the foreseeable future. Our customers do not typically commit to buy predetermined amounts of products. Moreover, many food retailers utilize bidding procedures to select vendors. Consequently, during the course of a year, up to 50% of any segment’s business can be subject to a bidding process conducted by our customers.

Future growth opportunities are expected to depend on our ability to implement strategies for competing effectively in all of our businesses, including strategies relating to emulating branded products, enhancing the performance of our employees, maintaining effective cost control programs, developing and implementing methods for more efficient manufacturing and distribution operations, and developing successful new products, while at the same time maintaining high product quality, aggressive pricing and promotion of our products.

Customers

In fiscal 2005, Wal-Mart Stores, Inc. accounted for approximately 16% of our aggregate net sales. Each of our reporting segments sells products to Wal-Mart. Additionally, we sell our products to retail chains, mass merchandisers, grocery wholesalers, warehouse club stores, drug stores, restaurant chains and foodservice distributors across the country and in Canada.

Seasonality

Due to our equity interest in Vail, which typically yields more than the entire year's equity income during our second and third fiscal quarters, our net earnings are seasonal. In addition, certain aspects of our operations, especially in the Snack Nuts & Candy segment, hot cereal portion of the Cereal, Crackers & Cookies segment, and in-store bakery portion of the Frozen Bakery Products segment, are seasonal, with a higher percentage of sales and operating profits expected to be recorded in the first and fourth fiscal quarters. See Note 19 in Item 8 for historical quarterly data.

Employees

As of November 15, 2005, we had approximately 6,370 employees, of whom an estimated 6,000 were located in the United States and 370 were located in Canada. We have entered into numerous collective bargaining agreements that we believe contain terms that are typical in the industries in which we operate. As these agreements expire, we believe that the agreements can be renegotiated on terms satisfactory to the Company. We believe our relations with our employees, including union employees, are good.

Raw Materials, Freight, and Energy

Our raw materials consist of ingredients and packaging materials. Our principal ingredients are grain and grain products, flour, corn syrup, sugar, soybean oil, eggs, tomatoes and other fruits, various nuts such as peanuts and cashews, and liquid chocolate. Our principal packaging materials are linerboard cartons, corrugated boxes, plastic bottles, plastic containers and composite cans. We purchase raw materials from local, regional, national and international suppliers. The cost of raw materials used in our products may fluctuate widely due to weather conditions, labor disputes, government regulations, industry consolidation, economic climate, energy shortages, transportation delays, or other unforeseen circumstances. Presently, we do not believe any raw materials we use are in short supply. However, the supply of raw materials can be negatively impacted by the same factors that can impact their cost. From time to time we will enter into supply contracts for periods up to three years to secure favorable pricing for ingredients and up to five years for packaging materials. Most of our sales are FOB destination, where we pay freight costs to deliver our products to the customer via common carriers or our own trucks. Freight costs are affected by both fuel prices and the availability of common carriers in the area. We also purchase natural gas, electricity, and steam for use in our processing facilities. Where possible, and when advantageous to the Company, we enter into purchase or other hedging contracts of up to 18 months to reduce the price volatility of these items and the cost impact upon our operations. In fiscal 2005, ingredients, packaging, freight, and energy represented approximately 42%, 21%, 9%, and 2%, respectively, of our total cost of goods sold.

Governmental Regulation and Environmental Matters

We are subject to regulation by federal, state and local governmental entities and agencies. As a producer of goods for human consumption, our operations are subject to stringent production and labeling standards. For example, in the early 1990’s, new labeling regulations were promulgated and implemented which required us to modify information disclosed on our packaging. Recently, new labeling regulations relating to trans fatty acids have been adopted by regulatory bodies. Management expects that changes in packaging and formulations can be implemented without a material impact on our businesses, provided existing packaging stock can be used during a transition period while formulas are modified. However, customers may demand we use oils with less or no trans fatty acids. In such a case, alternative oils can increase costs of goods sold. In many instances we may not be able to obtain increased pricing to offset the increased cost.

Our operations, like those of similar businesses, are subject to various federal, state and local laws and regulations with respect to environmental matters, including air and water quality, underground fuel storage tanks, waste handling and disposal, and other regulations intended to protect public health and the environment. While it is difficult to quantify with certainty the potential financial impact of actions regarding expenditures for environmental matters, particularly remediation, and future capital expenditures for environmental control equipment, in the opinion of management, based upon the information currently available, the ultimate liability arising from such environmental matters, taking into account established accruals for estimated liabilities, should not have a material effect on our consolidated results of operations, financial position, capital expenditures or other cash flows. In fiscal 2006 or 2007, we may be required to spend approximately $4.5 million to fund the building of a waste water treatment facility for use by the Dressings, Syrups, Jellies & Sauces segment. In addition, in fiscal 2006 we expect to spend approximately $1.5 million to fund improvements within the Cereal, Crackers & Cookies segment on waste water treatment.

Contract Manufacturing

From time to time, our segments may produce products for other manufacturers. Typically such products are new branded products for which branded companies lack capacity. This business tends to be inconsistent in volume. Often, initial orders can be significant and favorably impact a fiscal period (with respect to sales and profits) but later volume will level off or the branded company will ultimately produce the product internally and cease purchasing product from us. Branded companies retain ownership of the formulas and trademarks related to products we produce for them. Net sales under these “co-manufacturing” agreements were approximately 3.5% to 6.5% of our annual net sales for the past three years and were approximately $59 million in fiscal 2005.

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

	Size	Owned/	Production
Plant Locations	(Sq. Ft.)	Leased	Lines	Products

Cereals, Crackers & Cookies
Battle Creek, MI	476,896	Owned	7	Ready-to-eat cereal
Cedar Rapids, IA	150,000	Owned	5	Hot cereal
Lancaster, OH	478,719	Owned	11	Ready-to-eat cereal
Sparks, NV	243,000	Owned	7	Ready-to-eat cereal
Newport, AR	120,000	Owned	9	Corn-based snacks
Princeton, KY	700,000	Owned	6	Crackers and cookies
Poteau, OK	250,000	Owned	5	Crackers and cookies
Minneapolis, MN	40,000	Owned	3	Crackers
Tonawanda, NY	95,000	Owned	3	Cookies
Ripon, WI (two plants)	350,000	Owned	11	Cookies
South Beloit, IL	83,500	Owned	3*	Cookies

Snack Nuts & Candy
Billerica, MA	80,000	Owned	8	Snack nuts
Dothan, AL	135,000	Leased	13	Snack nuts
Womelsdorf, PA	100,000	Owned	5	Candy

Dressings, Syrups, Jellies & Sauces
Buckner, KY	269,250	Owned	6	Syrups, jellies, salsas and sauces
Dunkirk, NY	306,000	Owned	6	Dressings, syrups and sauces
Fredonia, NY	367,000	Owned	10	Dressings, syrups, jellies, sauces,
				salsas, peanut butter and drink mixes
Streator, IL	165,000	Owned	1	Peanut butter

Frozen Bakery Products
Chicago, IL	72,000	Owned	1	Muffins
Fridley, MN	147,000	Owned	4*	Breads, rolls and cookies
Grand Rapids, MI	75,000	Leased	4	Breads and rolls
Louisville, KY	205,000	Owned	4	Biscuits and pancakes
Louisville, KY	130,000	Leased	3	Dry mixes and pancakes
Ogden, UT	325,000	Leased	9	In-store bakery cookies
Kent, WA	82,000	Owned	14	Pancakes, waffles, French toast
				and custom griddle items
Brantford, ON, Canada	140,000	Owned	16	Pancakes and waffles
Delta, BC, Canada	65,000	Leased	8	Pancakes and waffles
Moncton, NB, Canada	75,000	Leased	5*	Pancakes, waffles and French toast

*Not all lines are in operation.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the security holders during the fourth quarter of fiscal year 2005.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

Kevin J. Hunt	54
Co-Chief Executive Officer and President of the Company since September 2003; Chief Executive Officer of Bremner, Inc. and Nutcracker Brands, Inc. since November 2003. He served as Corporate Vice President of the Company from October 1995 to September 2003; President of Bremner from October 1995 to November 2003; and President of Nutcracker Brands from January 2003 to November 2003.

David P. Skarie	59
Co-Chief Executive Officer and President of the Company since September 2003; Chief Executive Officer and President, The Carriage House Companies, Inc. and Ralston Foods since October 2002 and January 2003, respectively. He served as Corporate Vice President of the Company from March 1994 to September 2003; President of Nutcracker Brands, Inc. from April 2002 to January 2003; and President of Ralston Foods from June 2000 to September 2002.

Thomas G. Granneman	56	Corporate Vice President and Controller since January 1999.

Charles G. Huber, Jr.	41
Corporate Vice President, General Counsel and Secretary of the Company since October 2003. He served as Vice President and Assistant General Counsel from September 2001 to October 2003; and Assistant General Counsel from March 1994 to September 2001.

Richard R. Koulouris	49	Corporate Vice President, and President, Bremner, Inc. and Nutcracker Brands, Inc. since November 2003. He served as Vice President Operations, Bremner from September 1995 to November 2003.

Scott Monette	44
Corporate Vice President and Treasurer since September 2001. He joined Ralcorp in January 2001 as Vice President and Treasurer. Prior to joining Ralcorp, Mr. Monette was Chief Investment Officer/Benefit Plans for Hallmark Cards, Inc. from December 1998 to January 2001.

Richard G. Scalise	51
Corporate Vice President, and President Frozen Bakery Products. Prior to joining Ralcorp, Mr. Scalise was President/Chief Operating Officer of ConAgra’s Refrigerated Food Group from 2003 to 2005 and President/Chief Operating Officer of ConAgra’s Dairy Foods Group from 2000 to 2003.

Ronald D. Wilkinson	55
Corporate Vice President, and Director of Product Supply of Ralston Foods and The Carriage House Companies, Inc. He has held the Corporate Vice President position and the Ralston Foods position since October 1996, and the Carriage House position since January 2003.

(Ages are as of December 31, 2005.)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the New York Stock Exchange under the symbol “RAH”. There were 9,906 shareholders of record on November 30, 2005. The Company paid a special dividend of $1.00 per share on October 22, 2004, but has no plans to pay cash dividends in the foreseeable future. The range of high and low sale prices of Ralcorp common stock as reported on the NYSE Composite Tape is set forth in Note 19 to the financial statements filed as a part of this document under Item 8.

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
July 1 - July 31, 2005	—	$—	—	See total
August 1 - August 31, 2005	123,500	42.63	—	See total
September 1 - September 30, 2005	84,400	42.89	—	See total
Total	207,900	$42.74	—	1,422,900

*On each of November 15, 1997 and February 26, 2001, the Company’s Board of Directors authorized the repurchase of one million shares of common stock at prevailing market prices. On October 19, the Board authorized the repurchase of an additional two million shares of common stock at prevailing market prices. The authorizations have no expiration dates. From time to time, the Company may repurchase its common stock through plans established under Rule 10b5-1. Typically, these plans direct a broker to purchase an amount of shares each day depending on the previous day’s closing share price. The number of shares repurchased each day is usually between 0 and 55,000.

ITEM 6. SELECTED FINANCIAL DATA

FIVE YEAR FINANCIAL SUMMARY
(In millions except per share data)

	Year Ended September 30,
	2005	2004	2003	2002	2001
Statement of Earnings Data
Net sales (a)	$1,675.1	$1,558.4	$1,303.6	$1,280.3	$1,178.0
Cost of products sold	(1,339.1)	(1,237.2)	(1,045.6)	(1,027.6)	(952.4)
Gross profit	336.0	321.2	258.0	252.7	225.6
Selling, general and administrative expenses	(215.1)	(204.7)	(171.3)	(163.1)	(153.2)
Interest expense, net	(16.5)	(13.1)	(3.3)	(5.9)	(15.9)
Goodwill impairment loss (b)	—	—	(59.0)	—	—
Restructuring charges (c)	(2.7)	(2.4)	(14.3)	—	(2.6)
Litigation settlement income (d)	1.8	.9	14.6	1.6	—
Merger termination fee (e)	—	—	—	—	4.2
Earnings before income taxes and equity earnings	103.5	101.9	24.7	85.3	58.1
Income taxes	(36.6)	(37.2)	(16.9)	(30.7)	(22.1)
Equity in earnings (loss) of Vail Resorts, Inc.,
net of related deferred income taxes (f)	4.5	.4	(.4)	(.8)	3.9
Net earnings	$71.4	$65.1	$7.4	$53.8	$39.9
Earnings per share:
Basic	$2.41	$2.22	$0.25	$1.79	$1.34
Diluted	$2.34	$2.17	$0.25	$1.77	$1.33
Weighted average shares outstanding:
Basic	29.6	29.2	29.3	30.0	29.9
Diluted	30.4	29.9	29.7	30.4	30.1

Balance Sheet Data
Cash and cash equivalents	$6.2	$23.7	$29.0	$3.2	$3.9
Working capital (excl. cash and cash equivalents)	92.4	107.3	84.2	85.4	95.6
Total assets	1,269.5	1,221.6	794.3	832.5	817.9
Long-term debt	422.0	425.7	155.9	179.0	223.1
Shareholders’ equity	518.3	444.2	412.7	436.1	389.4

Other Data
Cash provided (used) by:
Operating activities	$161.0	$78.7	$101.0	$97.4	$140.6
Investing activities	(156.3)	(365.5)	(30.7)	(69.0)	(90.2)
Financing activities	(22.2)	281.5	(44.5)	(29.1)	(50.6)
Depreciation and amortization	55.8	47.5	38.7	35.8	41.6
Dividends declared per share	$—	$1.00	$—	$—	$—

(a)
In 2005, Ralcorp acquired Medallion Foods, Inc. In 2004, Ralcorp acquired Value Added Bakery Holding Company (Bakery Chef) and Concept 2 Bakers. In 2002, Ralcorp acquired Lofthouse Foods Incorporated. In 2001, Ralcorp acquired The Torbitt & Castleman Company, LLC. For more information about the 2005 and 2004 acquisitions, see Note 2 to the financial statements in Item 8.

(b)	In 2003, a non-cash goodwill impairment loss related to the Carriage House reporting unit was recorded in accordance with FAS 142. See Note 2 to the financial statements in Item 8.

(c)
In 2005, charges were due to plant closures in City of Industry, CA, Kansas City, KS, and Kent, WA. In 2004, charges were due to the relocation of in-store bakery production and the plant closure in Kansas City, KS. In 2003, charges were due to the reduction of operations in Streator, IL, the sale of the ketchup and tomato paste businesses, and the relocation of in-store bakery production. In 2001, charges were due to plant closures in San Jose, CA and Baltimore, MD. For more information about the 2005, 2004, and 2003 restructuring charges, see Note 3 to the financial statements in Item 8.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 1 for a discussion regarding the recently issued accounting standard, FAS 123 (revised).

RESULTS OF OPERATIONS

Consolidated

Fiscal 2005 was a challenging year as we faced intense cost pressures across all reporting segments: Cereals, Crackers & Cookies; Dressings, Syrups, Jellies & Sauces; Snack Nuts & Candy; and Frozen Bakery Products. We continue to benefit from our acquisition strategy while experiencing organic growth in many categories. Largely on the strength of realizing full year benefits of the fiscal 2004 acquisitions, our net earnings and net sales increased. The following table summarizes key data (in millions of dollars, except for percentage data as indicated) for the past three years that we believe is important for you to note as you read the consolidated results analysis discussions which follow.

	2005	2004	2003
Net earnings	71.4	65.1	7.4
Net sales	1,675.1	1,558.4	1,303.6
Cost of products sold as a percentage of net sales	79.9%	79.4%	80.2%
SG&A as a percentage of net sales	12.8%	13.1%	13.1%
Interest expense	16.5	13.1	3.3
Goodwill impairment loss	—	—	59.0
Restructuring charges	2.7	2.4	14.3
Litigation settlement income	1.8	.9	14.6
Effective income tax rate	35.4%	36.5%	68.5%
Equity in earnings (loss) of Vail Resorts, Inc.	6.9	.6	(.7)

Net Earnings   Earnings for 2003 were reduced by a goodwill impairment loss of $45.5 million after taxes. Earnings improved since 2003 as a result of business acquisitions, organic growth, and improved earnings from our investment in Vail Resorts, Inc. More detailed discussion and analysis of these and other factors follows.

Net Sales   Approximately half of 2005’s 7.5% increase in net sales is attributable to the timing of business acquisitions. Ralcorp acquired the Bakery Chef business on December 3, 2003, the Concept 2 Bakers (C2B) business on February 27, 2004, and the Medallion Foods business on June 22, 2005. Excluding sales from the two businesses acquired during fiscal 2004, net sales for that year grew by 6% from 2003. We explain other factors affecting net sales in the segment discussions below.

Operating Expenses   The fiscal 2004 cost of products sold percentage declined primarily as a result of changes in business mix. In addition, it was favorably impacted by production efficiencies due to increased volumes and lower accelerated depreciation related to restructuring projects. Although the prices of energy, freight, and several ingredients increased significantly compared to prior year costs, most of the effects were mitigated during fiscal 2004 through hedging, forward purchase contracts, and selling price increases. The cost of products sold percentage increased in fiscal 2005 primarily as a result of continued significant increases in freight rates.

Although expenses associated with the implementation of large-scale information systems upgrades and conversions and other unallocated corporate expenses have increased significantly over the past three years, the SG&A percentage was slightly lower as other costs have generally been held steady or reduced while net sales grew. The systems conversion costs consisted of both project costs (amounting to $7.0 million in 2005, $5.5 million in 2004, and $2.5 million in 2003) and unallocated systems maintenance costs and amortization. Our policy is to charge divisions, including the corporate headquarters, costs of centralized systems based on usage. During periods of transition, when more than one system is being utilized by the Company, this approach results in unallocated amounts representing the duplication of costs. These excess transitional amounts are reported as unallocated corporate expenses within SG&A.

Again, refer to the segment discussions below for other factors affecting cost of products sold and SG&A expenses. In addition, refer to our policy regarding cost of products sold in Note 1 because our gross profit percentages may not be comparable to those of other companies who report cost of products sold on a different basis.

Interest Expense, Net   Net interest expense has increased as a result of changing debt levels and interest rates. Long-term debt was relatively low during fiscal 2003, ending the year at $155.9 million. Since nearly all of our interest rates were set on a short-term basis during that time, the declining market rates also had a favorable effect on interest expense. In the first quarter of fiscal 2004, we issued $270 million in fixed rate notes, and market rates started to rise. The weighted average interest rate on all of the Company’s outstanding debt was 4.5% in 2005, 3.5% in 2004, and 2.4% in 2003. For more information about our long-term debt, see Note 13. Refer to Note 10 for information about our agreement to sell our trade accounts receivable on an ongoing basis, including amounts of related discounts.

Goodwill Impairment Loss   We recorded a goodwill impairment loss in fiscal 2003. In accordance with FAS 142, “Goodwill and Other Intangible Assets,” we completed our annual goodwill impairment test of each of our reporting units during the fourth quarter. The implied fair value of goodwill in the Carriage House reporting unit (i.e., the Dressings, Syrups, Jellies & Sauces segment) was calculated to be $38.8 million, compared to the carrying value of $97.8 million, so the goodwill impairment loss was determined to be $59.0 million. A portion of Carriage House’s goodwill is not deductible for tax purposes, so the deferred tax benefit of the loss was only $13.5 million. Factors leading to the impairment included the bankruptcy of Fleming Companies, Inc. (formerly a significant customer of Carriage House), the inability to quickly replace lost co-manufacturing business, the increasing competitive pricing pressures in the private label food industry, and the near-term production inefficiencies arising from the fiscal 2003 Carriage House restructuring initiatives discussed below.

Restructuring Charges   In fiscal 2005, we closed our leased plant in City of Industry, CA, and transferred much of the production to other facilities within the Dressings, Syrups, Jellies & Sauces segment. This project, which included termination benefits and other charges totaling $1.2 million, is expected to result in annual savings (net of certain increased costs and lost sales) of approximately $1.0 million beginning in fiscal 2006.

In 2004, the Company closed its plant in Kansas City, KS, and moved production to other facilities within the Dressings, Syrups, Jellies & Sauces segment. Related restructuring charges included termination benefits, a loss from the write-down of property value, and other charges totaling $1.0 million in 2005 and $.6 million in 2004. Annual cost savings from this project are estimated to be $1.2 million.

In the second quarter of fiscal 2003, we announced our plans to close our in-store bakery (ISB) facility in Kent, WA, part of the Cereals, Crackers & Cookies segment, and began transferring production from that facility and two other ISB facilities to a new ISB plant located in Utah. This project was substantially completed in fiscal 2004 and resulted in estimated annual cost savings of $3.0 to $3.6 million. Restructuring charges for this project totaled $.5 million in fiscal 2005, $1.8 million in 2004, and $2.9 million in 2003, including operating lease termination costs, costs related to the removal and relocation of equipment, equipment write-offs, and employee termination benefits.

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

Litigation Settlement Income   We received payments in fiscal 2005, 2004, and 2003 in settlement of certain claims related to antitrust litigation. Future amounts are not expected to be significant.

Income Taxes   Income tax provisions generally reflect statutory tax rates, adjusted by the effects of impairment losses and favorable resolutions of uncertain tax positions. The 2005 effective rate was reduced by the effect of approximately $1.2 million related to favorable resolutions of uncertain tax positions. The 2003 rate included the effect of the non-deductible portion of the goodwill impairment loss. Excluding that effect, the 2003 rate was about 36%. The effective rate is also affected by changes in our business mix which affect state tax provisions. See Note 5 for more information about income taxes.

Equity in Earnings of Vail Resorts, Inc.   As noted previously, earnings from our investment in Vail Resorts (NYSE ticker: MTN) improved over the past three years. For fiscal 2003, our recorded pre-tax loss from the Vail investment included an unfavorable adjustment of $.8 million to reflect the cumulative effect of Vail’s earnings restatement for prior years. See Note 6 for more information about this equity investment.

Cereals, Crackers & Cookies

Fiscal 2005 vs. Fiscal 2004

For the year ended September 30, 2005, net sales for the Cereals, Crackers & Cookies segment were up 8% from fiscal 2004, with Ralston Foods and Bremner contributing increases of $41.2 million and $13.8 million, respectively. The Medallion acquisition added $12.7 million to net sales, while the rest of the Ralston Foods increase was driven by continued expansion with existing customers and the effect of a change in product mix. Ready-to-eat cereal sales volume was up 12% for the year in an overall category that continues to show minimal growth, while hot cereal and foodservice volumes increased 1% and 4%, respectively, and Ralston Foods’ co-manufacturing volume was down 46%. Bremner’s net sales growth is attributable to a 3% increase in sales volume and improved pricing on some products. Bremner’s cracker and cookie volumes were up 1% and 11%, respectively (again excluding co-manufacturing). Bremner comparisons were helped by incremental sales to former customers of Bake-Line Group, LLC, which ceased operations during the second quarter of last year, but sales volume under co-manufacturing arrangements was 15% lower than last year.

The segment’s profit contribution improved 1% for the year. Medallion contributed approximately $1.7 million (net of $.6 million of amortization of acquired intangible assets), while the existing businesses contributed less than last year as a result of higher costs. Freight costs were up about $11 million due to higher rates, warehousing costs increased approximately $3.2 million, and commodity costs were slightly higher. The decline in sales under co-manufacturing agreements reduced segment profit by approximately $8.7 million.

Fiscal 2004 vs. Fiscal 2003

For the year ended September 30, 2004, net sales for the Cereals, Crackers & Cookies segment were up $54.6 million (9%) from fiscal 2003, with Ralston Foods and Bremner contributing increases of $31.9 million and $22.7 million, respectively. For Ralston Foods, most of the increase was the result of 13% growth in RTE cereal sales volume, partially offset by a 3% decline in hot cereal volume. In addition, net sales from RTE co-manufacturing were up $5.8 million for the year. Bremner’s cracker and cookie volumes were up 5%.

The segment’s profit contribution improved 17% for the year. Production efficiencies, favorable sales mix, and lower information systems expense were partially offset by higher costs of rice, corn, wheat, soybean oil, eggs, raisins, freight, and energy.

Dressings, Syrups, Jellies & Sauces

Our Dressings, Syrups, Jellies & Sauces segment’s net sales rose to $389.9 million in fiscal 2005 from $388.8 million in 2004, which had declined from $405.8 million in 2003. In 2005, gains of approximately $2.7 million from higher pricing were offset by the impact of a half percent volume decline and a $.4 million decrease due to unfavorable mix. The 2004 decline was due primarily to the exit from the ketchup and industrial tomato paste businesses during 2003, the effects of the Fleming bankruptcy in April 2003, and the loss of a major pourable salad dressing customer in the second half of fiscal 2004. These sales reductions were partially offset by increased business with several customers, as well as by 2004 price increases on some product lines in an attempt to mitigate escalating costs of certain ingredients.

The segment’s profit contribution was 3.2%, 3.0%, and 2.0% of net sales in fiscal years 2005, 2004, and 2003, respectively. The 2003 profit percentage was low as a result of increased production costs due to inefficiencies related to the significant volume decline and restructuring initiatives, pricing pressures, and charges related to the

Fleming bankruptcy. In fiscal 2004, we saw production cost improvements from our restructuring and process improvement projects. Fiscal 2005 profit improved slightly, despite increases in the costs of freight ($4.4 million), packaging ($6.2 million), and ingredients such as soybean oil and fruit ($1.2 million). The segment benefited from lower workers’ compensation expense ($3.7 million), overhead savings from the Kansas City plant closure ($2.4 million), reduced expenses incurred to determine and implement cost savings initiatives (more than $2.3 million), lower broker commission expenses ($1.0 million), and the continued benefits of cost reduction projects that have improved the segment’s SG&A cost structure.

Snack Nuts & Candy

Net sales for the Snack Nuts & Candy segment increased 1% in fiscal 2005 after jumping 26% in fiscal 2004. In 2005, a 9% decrease in volume was more than offset by improved pricing on several items, which had lagged commodity cost increases last year. The 2004 growth came primarily from increases in orders from existing top customers for both continuing and new private label items, but also from price increases on certain products.

The 2005 profit contribution for the segment increased $1.7 million, as the benefits of improved pricing were largely offset by higher costs. Costs of tree nuts (primarily almonds, pecans, and cashews) were unfavorable by $15.7 million, and freight costs increased by $.8 million.  The segment’s 2004 profit contribution decreased $2.6 million from 2003 as price increases lagged increases in the cost of ingredients – especially tree nuts such as macadamias, almonds, and pecans. The profit comparison was made more difficult by significantly reduced peanut costs in 2003, followed by competitive pricing pressures that reduced peanut margins in 2004. In 2004, the weighted average ingredient costs per pound were approximately 14% higher than in the prior year. In addition, fiscal 2004 profit was reduced by higher energy costs and information systems costs.

Frozen Bakery Products

The Frozen Bakery Products segment consists of Bakery Chef and the ISB group, composed of the Cascade, Lofthouse and Concept 2 Bakers (C2B) acquisitions. Cascade and Lofthouse were acquired in fiscal 2000 and 2002, respectively, while the purchases of Bakery Chef and C2B were completed on December 3, 2003, and February 27, 2004, respectively.

Net sales of Frozen Bakery Products have grown from $106.7 million in fiscal 2003 to $276.5 million in 2004 and $334.8 million in 2005, largely as a result of the timing of the fiscal 2004 acquisitions. Bakery Chef and C2B added approximately $170 million of net sales in 2004, and the additional two and five months of results from Bakery Chef and C2B, respectively, generated an extra $47 million in 2005. The remaining 2005 increase was primarily driven by stronger foodservice and ISB sales volume partially offset by lower retail griddle products volume, and small improvements in foodservice pricing.

The segment’s profit contribution was $18.1 million, $38.4 million, and $49.3 million in fiscal 2003, 2004, and 2005, respectively. Again, most of this improvement was due to the timing of acquisitions, which added approximately $24 million of profit in 2004 and $7 million during the extra months in 2005. In addition, fiscal 2005 profit benefited from favorable volume, lower ingredient costs (approximately $2.5 million), improved manufacturing efficiencies (particularly due to the ISB plant consolidation), and pricing. Those benefits were partially offset by approximately $1.9 million of higher freight costs, about $1.1 million of incentive compensation (not paid in 2004), and $.6 million of additional intangible asset amortization expense compared to fiscal 2004.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have funded operating needs by generating positive cash flows through operations. We expect to continue generating operating cash flows through our mix of businesses and expect that short-term and long-term liquidity requirements will be met through a combination of operating cash flows and strategic use of borrowings under committed and uncommitted credit arrangements. Capital resources remained strong at September 30, 2005, with total shareholders’ equity of $518.3 million and a long-term debt to total capital (which is the total of long-term debt and total shareholders’ equity) ratio of 45 percent, compared to corresponding figures for September 30, 2004, of $444.2 million and 49 percent. Working capital, excluding cash and cash equivalents, decreased to $92.4 million at September 30, 2005, from $107.3 million at September 30, 2004, primarily as a result of a $55.5 million decrease in our investment in Ralcorp Receivables Corporation, offset by $29.3 million of dividends paid in October 2004 (declared in September 2004) and the addition of the Medallion business.

Operating Activities

Cash flows from operating activities were $161.0 million, $78.7 million, and $101.0 million in 2005, 2004, and 2003, respectively, affected most significantly by proceeds from our accounts receivable sale program. Operating cash flows were augmented in fiscal 2001 by $61.0 million of proceeds from the sale of ownership interests in accounts receivable. In fiscal 2002, 2003, and 2004, we reduced the amount of interests sold, with decreases of $4.4 million, $22.4 million, and $34.2 million, respectively. As of September 30, 2004, we did not sell any ownership interests, but during fiscal 2005, we sold $49.0 million of such interests. See “Off-Balance Sheet Financing” below for more information about the sale of receivables. In fiscal 2003, an emphasis on working capital reduction resulted in lower inventory levels, while inventory amounts rose in 2004 and 2005 due to increases in both quantities (to support higher sales volumes) and costs. Accounts payable have fluctuated due to the timing of purchases, and receivables have fluctuated due to the timing of sales. In both 2005 and 2003, operating cash flows were reduced by a $10 million contribution to our qualified pension plan, included in “Other, net” on the statement of cash flows. We do not expect to be required to make any significant contributions to this plan in fiscal 2006. See Note 15 for more information about pension plans, including the funded status.

Investing Activities

Net cash paid for business acquisitions totaled $100.0 million in fiscal 2005 (Medallion) and $313.1 million in fiscal 2004 (Bakery Chef and C2B). See Note 2 for more information about these acquisitions. On November 15, 2005, we purchased Western Waffles, Ltd. (see Note 20 – Subsequent Events).

Capital expenditures were $56.9 million, $53.8 million, and $36.1 million in fiscal years 2005, 2004, and 2003, respectively. The increase was due primarily to the information systems projects, restructuring projects, and projects at the recently acquired businesses. Capital expenditures for fiscal 2006 are expected to be between $60 and $70 million. As discussed below, we have adequate capacity under current borrowing arrangements to meet these cash needs.

Financing Activities

In 2003, we issued Floating Rate Senior Notes, Series A, in the amount of $150.0, maturing in 2010. We used the proceeds to repay borrowings under our shorter-term credit arrangements. On November 22, 2004, $50.0 million of those notes was repaid, primarily with the aforementioned $49.0 million of proceeds from the sale of accounts receivable. The 2004 Bakery Chef acquisition was financed primarily through a $270 million private placement of long-term fixed rate senior notes with a weighted average interest rate of 4.6%. Details about these notes are included in Note 13.

The purchases of Medallion in June 2005 and Western Waffles in November 2005 were financed with borrowings under our revolving credit agreement, the sale of ownership interests in accounts receivable, and cash on hand.

As of September 30, 2005, total remaining availability under our $150 million revolving credit agreement and our $35 million uncommitted credit arrangements was $138.6 million. Currently, the most restrictive covenant is a maximum Total Debt to Adjusted EBITDA ratio (as defined in the credit agreement) of 3.5:1. As of September 30, 2005, we were in compliance with all covenants, with a Total Debt to Adjusted EBITDA ratio of 2.44:1. See Note 13 for details. Including the effects of the Western Waffles acquisition, the Vail forward sale contract (discussed below), and stock repurchases through November 30, 2005 (discussed below), the estimated ratio was approximately 2.64:1.

Supplementing our available borrowing capacity, under the agreement described under “Off-Balance Sheet Financing” below, we could choose to sell up to $66 million of ownership interests in accounts receivable, but we had sold only $49 million of such interests as of September 30, 2005. Further cash needs could be met through the sale of the Company’s investment in Vail Resorts, Inc., which had a market value of $217.2 million at September 30, 2005 (see Note 6). On October 31, 2005, we entered into a prepaid forward sale contract relating to 1.78 million shares of our Vail common stock. Under the contract, at the maturity dates (half in three years and half in five years) we can deliver a variable number of shares of Vail to Bank of America. The number of shares ultimately delivered will depend on the price of Vail shares at settlement. We obtained approximately $50.5 million under the prepaid feature of the contract.

As of November 30, 2005, approximately 2.6 million shares remained available for repurchase by the Company pursuant to authorizations by the Board of Directors. A stock repurchase program was initiated in August 2005, and we purchased $10.3 million of Ralcorp stock by September 30, 2005. An additional 780,000 shares were purchased at prevailing market prices for a total cost of $32.2 million during October and November 2005. Before August 2005, the last time we repurchased shares was in fiscal 2003, when the Board approved a tender offer for up to 4,000,000 shares at a single price not in excess of $24.00 and not less than $21.00 per share. The offer was in the form of a modified “Dutch Auction” where the final price is determined based upon the number of shares, and the respective prices, tendered. The offer resulted in the purchase of 1.15 million shares at a purchase price of $24.00 per share.

On September 24, 2004, our Board of Directors declared a special cash dividend of $1.00 per share, payable on October 22, 2004, to shareholders of record as of the close of business on October 8, 2004. The dividend payout totaled approximately $29.3 million.

Off-Balance Sheet Financing

As an additional source of liquidity, on September 24, 2001, Ralcorp entered into an agreement to sell, on an ongoing basis, all of its trade accounts receivable to a wholly owned, bankruptcy-remote subsidiary called Ralcorp Receivables Corporation (RRC). RRC can then sell up to $66.0 million of undivided percentage ownership interests in qualifying receivables to a bank commercial paper conduit (the Conduit). RRC’s only business activities relate to acquiring and selling interests in Ralcorp’s receivables. Upon the agreement’s termination, the Conduit would be entitled to all cash collections on RRC’s accounts receivable until its purchased interest has been repaid. Unless extended, the agreement will terminate in October 2006.

The trade receivables sale arrangement with RRC represents “off-balance sheet financing” since the sale results in assets being removed from our balance sheet rather than resulting in a liability to the Conduit. The organizational documents of RRC and the terms of the agreements governing the receivables sale transactions make RRC a qualifying special purpose entity. As such, it is not to be consolidated in Ralcorp’s financial statements under generally accepted accounting principles. Furthermore, the “true sale” nature of the arrangement requires Ralcorp to account for RRC’s transactions with the Conduit as a sale of accounts receivable instead of reflecting the Conduit’s net investment as debt with a pledge of accounts receivable as collateral. If RRC were not a qualifying special purpose entity and if the arrangement were not considered a “true sale,” the outstanding balance of receivables would remain on Ralcorp’s balance sheet, proceeds received from the Conduit ($49.0 million as of September 30, 2005) would be shown as short-term debt, and there would be no investment in RRC. See further discussion in Note 10.

Contractual Obligations

In the normal course of business, we enter into contracts and commitments which obligate us to make payments in the future. The table below sets forth our significant future obligations by time period as of September 30, 2005.

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations (a)	$548.6	$26.4	$118.7	$261.5	$142.0
Operating lease obligations (b)	50.3	8.0	12.7	9.8	19.8
Purchase obligations (c)	344.1	336.0	4.8	—	3.3
Deferred compensation obligations (d)	18.8	1.4	5.4	2.4	9.6
Total	$961.8	$371.8	$141.6	$273.7	$174.7

(a)	Long-term debt obligations include principal payments, interest payments, and interest rate swap settlements based on interest rates at September 30, 2005. See Note 13 for details.
(b)	Operating lease obligations consist of minimum rental payments under noncancelable operating leases, as shown in Note 14.
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

INFLATION

We recognize that inflationary pressures may have an adverse effect on the Company through higher asset replacement costs, related depreciation and higher material and energy costs. We try to minimize these effects through cost reductions and productivity improvements as well as price increases to maintain reasonable profit margins. It is our view that inflation has not had a significant impact on operations in the three years ended September 30, 2005.

CURRENCY

Until the acquisition of Western Waffles in November 2005, all of our sales and costs were denominated in U.S. dollars. Western Waffles sells 80% of its products (representing approximately $60 million USD), to customers in the U.S., but its raw materials and labor are purchased in Canadian dollars. Consequently, Western Waffles’ profits can be impacted by fluctuations in the value of Canadian dollars relative to U.S. dollars. We expect to use various types of currency hedges to reduce the economic impact of currency fluctuations.

OUTLOOK

We believe the opportunities in the private label, value brand, and foodservice areas are favorable for long-term growth. In the past few years, we have taken substantial steps to reshape the Company, reducing our reliance on any one business segment while achieving sufficient scale in the categories in which we operate. We expect to continue to improve our business mix through volume and profit growth of existing businesses, as well as through acquisitions or alliances. We will continue to explore those acquisition opportunities that strategically fit with our intention to be the premier provider of value-oriented food products, such as the recent acquisitions of Medallion Foods and Western Waffles. The following paragraphs discuss significant trends that we believe will impact our results across all segments.

Based on preliminary results of operations for the first two months of fiscal 2006, we expect continued cost increases (especially fuel, transportation and energy) across all segments will negatively impact results for the year with most of the impact occurring in the first two quarters. The effects of our efforts to reduce costs and increase prices will not be fully realized until the second half of fiscal 2006. Consequently, our total segment profit contribution is expected to be lower in the first quarter, and could be lower in the second quarter, compared to the previous year.

In 2003, we commenced the systematic conversion of disparate division and facility information systems to new, integrated company-wide information systems software provided primarily by J.D.Edwards/PeopleSoft/Oracle. These conversions began in September 2003 with two snack nut facilities and continued with the April 2005 conversions of corporate headquarters and Ralston Foods and the July 2005 conversion of Bremner. Future conversions are expected to continue through fiscal 2006 and into fiscal 2007. During fiscal 2006, we will focus on improving business processes and system utilization at converted locations and prepare to transfer Carriage House to the new system. The project expenses are expected to decline in fiscal 2006 to less than half of the fiscal 2005 total. Consolidated information systems expenses are expected to decline slightly in 2006 as lower costs of conversions are partially offset by higher depreciation/amortization of new hardware and software development costs. Ultimately, the conversion to one system is expected to improve information systems costs and functionality.

Ralston Foods, Bremner, and other divisions periodically enter into co-manufacturing agreements with manufacturers of branded products. Terms of these agreements vary but are generally relatively short periods of time (less than two years). Volumes produced under each of these agreements can fluctuate significantly based upon the product’s life cycle, product promotions, alternative production capacity and other factors, none of which are under our direct control. For the first quarter of fiscal 2006, we expect sales under co-manufacturing agreements to decline compared to the prior year, but the impact on earnings before taxes for that period is estimated to be less than $1 million.

Freight costs have been increasing and are expected to remain at elevated levels in fiscal 2006, thereby putting pressure on profit margins. These cost increases are primarily the result of rising fuel prices. Further, a shortage of available common carriers in some areas is putting additional upward pressure on freight rates as well as having a negative effect on our customer service and sales. In fiscal 2004, freight costs were approximately 7.3 percent of our cost of products sold; for fiscal 2005, the percentage rose to 8.5 percent. In addition, the cost of energy (e.g., natural gas) and certain petroleum-based packaging have also increased significantly. The effects of rising costs on our past results of operations have been mitigated to some extent through hedging and forward purchase contracts, as well as volume and selling price increases. We expect that similar mitigation efforts and continued cost reduction efforts will reduce the impact of the anticipated increases; however, these efforts are not likely to be fully effective until the second half of fiscal 2006.

In July 2003, the Food and Drug Administration issued a final rule amending its regulations on nutrition labeling to require that trans fat be declared in the nutrition label of conventional foods and dietary supplements on a separate line immediately under the line for the declaration of saturated fat. The new rule will be effective January 1, 2006. Because of this regulatory change, we have incurred additional costs related to packaging modifications and formulation changes to certain products. We estimate that such changes to labels and formulas added approximately $3.8 million to fiscal 2005 expense, primarily in the Bremner division. The future impact of this regulation upon our businesses is not expected to be significant.

In 2002, the government passed the Sarbanes-Oxley Act (the Act) which requires, under section 404 of the Act, a management certification on internal controls over financial reporting. This increased requirement was effective for Ralcorp in fiscal 2005. We estimate the incremental out-of-pocket costs of compliance with section 404 of the Act were approximately $1 million for 2005, and we expect fiscal 2006 costs associated with the Act will decline only slightly from the fiscal 2005 levels.

As a result of the American Jobs Creation Act of 2004, the Company will receive an additional “Domestic Production Activities Deduction” commencing in fiscal 2006. The effect of this additional deduction will be to reduce our federal tax rate by 1 percent in fiscal 2006, progressing to a total reduction of 3 percent for fiscal 2011 and beyond, pending further tax law changes. Our blended state and federal effective tax rate on earnings before income taxes and equity earnings for fiscal 2005 was 35.4% including the effects of favorable resolutions of uncertain tax positions, but 36.5% excluding those effects. As a result of the domestic production activities deduction, we expect our effective tax rate for fiscal 2006 will be approximately 35.5%.

The following sections contain discussions of the specific factors affecting the outlook for each of our reportable segments.

Cereals, Crackers & Cookies

The level of competition in the cereal category continues to be intense for our Ralston Foods division. Competition comes from branded box cereal manufacturers, branded bagged cereal producers and other private label cereal providers, as well as from alternative breakfast-food items. For the last several years, category growth in ready-to-eat and hot cereals has been minimal or has declined, which has exacerbated its competitive nature. When branded competitors focus on price/promotion, the environment for private label producers becomes more challenging. We must maintain an effective price gap between our quality private label cereal products and those of branded cereal producers, thereby providing the best value alternative for the consumer.

Pricing and volume agreements with customers are generally determined by the customers’ periodic requests for competitive category reviews in each of our divisions. During the last twelve months, Ralston Foods participated in several of these category reviews and was able to maintain or grow volumes, albeit at reduced margin levels. Ralston Foods expects additional category reviews will occur in fiscal 2006. In this environment, it is imperative that volume gains substantially offset the continued pricing pressures.

Our cracker and cookie operation, Bremner, also conducts business in a highly competitive category and faces many of the same challenges. Major branded competitors continue to market and promote their offerings aggressively and many smaller, regional branded and private label manufacturers provide additional competitive pressures. Recently, there has been minimal growth in the cookie and cracker categories, intensifying the competition. Bremner’s ability to maintain a sufficient price gap between products of branded producers and Bremner’s quality private label emulations will be important to its results of operations. In fiscal 2006, Bremner will attempt to improve results by moving the production of store brand cookies to a new cookie plant. In addition, Bremner will continue to focus on cost containment, new products, and volume growth of existing products in order to improve operating results.

Dressings, Syrups, Jellies & Sauces

Carriage House’s competitors, both large and small, continue to be aggressive on pricing. In addition, the division continues to be negatively affected by the previously mentioned cost increases. As warranted, we will continue to seek price increases to help offset these rising costs.

To further mitigate the impact of the cost increases, the segment has undertaken restructuring projects, including the sales of underperforming operations and related plant closures, as well as ongoing process improvement and overhead reduction projects. In light of the segment’s thin profit margins, ongoing cost reduction efforts are critical to maintaining segment profitability during periods of rising costs.

Snack Nuts & Candy

Snack nuts and candy continue to be very competitive categories. This segment of Ralcorp faces significant competition from branded manufacturers and, to a lesser extent, from private label and regional producers. We expect competition to intensify in the future as the snack nut category growth has slowed or declined compared with growth reported in fiscal 2004.

The majority of the segment’s cost of products sold relates to commodities including peanuts, cashews, and tree nuts such as macadamias, pecans, and almonds. The costs of these commodities fluctuate, sometimes drastically, based upon worldwide supply and demand. These commodity fluctuations, when not accompanied by pricing changes due to competition, can result in short-term changes in the profitability of the segment. We currently have committed contracts for a large portion of our commodity needs for the first half of fiscal 2006. During that period, we expect our peanut and cashew costs to remain relatively constant while our tree nut costs are expected to increase considerably compared to the corresponding period of fiscal 2005. Whenever possible, we will continue to implement price increases to help offset these rising costs; however, such increases are likely to negatively impact volume.

The segment initiated staffing reductions at several locations during the fourth quarter of fiscal 2004, and consolidated certain administrative functions with the Bremner cracker and cookie operations during fiscal 2005. In addition to ongoing cost reduction efforts, the segment will continue to focus on maintaining and expanding its customer base, developing new products, and maintaining product quality.

Frozen Bakery Products

As previously mentioned, the Frozen Bakery Products segment consists of Bakery Chef, the ISB group, and (effective November 15, 2005) the Western Waffles acquisition.

For Frozen Bakery Products to grow, we must provide high quality products, excellent customer service, superior product innovation, and competitive pricing to our customers. New product offerings, new foodservice and retail customers, and growth of existing customers will all be important to the future success of this segment.

During fiscal 2004, the ISB group’s frozen cookie business completed the consolidation of Lofthouse and Cascade into a single operating facility in Ogden, UT. The February 2004 addition of C2B, a producer of par-baked frozen breads, provides the segment with an expanded product line for sale in both ISB and foodservice channels. The segment plans to expand capacity in its frozen artisan bread business to capitalize on the continued growth of this category.

Western Waffles, the newest addition to the segment, is a Canadian operation which produces primarily private label toaster waffles and other griddle products for primarily U.S. retailers and foodservice customers.

The segment’s focus for fiscal 2006 is to capitalize on the coordination of Bakery Chef, the ISB business, and Western Waffles by offering an expanded product grouping to the combined customer base of the three organizations.

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

Pension assets and liabilities are determined on an actuarial basis and are affected by the estimated market-related value of plan assets; estimates of the expected return on plan assets, discount rates, and future salary increases; and other assumptions inherent in these valuations. We annually review the assumptions underlying the actuarial calculations and makes changes to these assumptions, based on current market conditions and historical trends, as necessary. Actual changes in the fair market value of plan assets and differences between the actual return on plan assets and the expected return on plan assets will affect the amount of pension expense or income ultimately recognized. The other postretirement benefits liability is also determined on an actuarial basis and is affected by assumptions including the discount rate and expected trends in healthcare costs. Changes in the discount rate and differences between actual and expected healthcare costs will affect the recorded amount of other postretirement benefits expense. See Note 15 for more information about pension and other postretirement benefit assumptions.

Liabilities for workers’ compensation claims and accrued healthcare costs (including a reserve for claims incurred but not yet reported) are estimated based on details of current claims, historical experience, and expected trends determined on an actuarial basis.

We estimate income tax expense based on taxes in each jurisdiction, including (effective November 15, 2005) Canada. We estimate current tax exposures together with temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These temporary differences result in deferred tax assets and liabilities. We believe that sufficient income will be generated in the future to realize the benefit of our deferred tax assets. We are subject to periodic audits by governmental tax authorities of our income tax returns. These audits generally include questions regarding our tax filing positions, including the amount and timing of deductions and the allocation of income among various tax jurisdictions. We evaluate our exposures associated with our tax filing positions, including state and local taxes, and record reserves for estimated exposures. As of the end of fiscal 2005, two years (2004 and 2005) were subject to audit by the Internal Revenue Service.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

In the ordinary course of business, the Company is exposed to commodity price risks relating to the acquisition of raw materials. Ralcorp utilizes derivative financial instruments, including futures contracts, options and swaps, to manage certain of these exposures when it is practical to do so. As of September 30, 2005, the Company had no material open derivative contracts, so market risk associated with its commodity-related derivatives portfolio was immaterial. As of September 30, 2004, a hypothetical 10% adverse change in the market price of the Company’s principal commodities, including corn, oats, wheat and soybean oil, would have decreased the fair value of the Company’s commodity-related derivatives portfolio by approximately $1.1 million. This volatility analysis ignores changes in the exposures inherent in the underlying hedged transactions. Because the Company does not hold or trade derivatives for speculation or profit, all changes in derivative values are effectively offset by corresponding changes in the underlying exposures. For more information, see Note 1 and Note 12 to the financial statements included in Item 8.

Interest Rate Risk

The Company has interest rate risk related to its debt. Changes in interest rates impact fixed and variable rate debt differently. For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas a change in the interest rates on variable rate debt will impact interest expense and cash flows. At September 30, 2005, Ralcorp’s financing arrangements included $270.0 million of fixed rate debt and $152.0 million of variable rate debt. However, in December 2004, $100 million of the variable rate debt, which matures in May 2010, was effectively fixed at 4.76% through December 2009 with an interest rate swap contract.

As of September 30, 2005 and 2004, the fair value of the Company’s fixed rate debt was approximately equal to its carrying value, based on the discounted amount of future cash flows using Ralcorp’s incremental rate of borrowing for similar debt. A hypothetical 10% decrease in interest rates would increase the fair value of the fixed rate debt by approximately $5.7 million.

With respect to variable rate debt, including the effect of the swap in fiscal 2005, a hypothetical 10% change in interest rates would not have had a material impact on the Company’s reported net earnings or cash flows in fiscal 2005 or 2004.

The fair value of the interest rate swap contract was $2.5 million at September 30, 2005. A hypothetical 10% decrease in expected future interest rates would reduce that fair value by $1.7 million.

For more information, see Note 1, Note 12, and Note 13 to the financial statements included in Item 8.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF MANAGEMENT RESPONSIBILITIES

Management of Ralcorp Holdings, Inc. is responsible for the fairness and accuracy of the consolidated financial statements. The statements have been prepared in accordance with accounting principles generally accepted in the United States, and in the opinion of management, the financial statements present fairly the Company’s financial position, results of operations and cash flows.

Management has established and maintains accounting and internal control systems that it believes are adequate to provide reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition and that the financial records are reliable for preparing financial statements. The selection and training of qualified personnel, the establishment and communication of accounting and administrative policies and procedures and our Standards of Business Conduct for Officers and Employees are important elements of these control systems. We maintain a strong audit program that independently evaluates the adequacy and effectiveness of internal controls. Appropriate actions are taken by management to correct any control weaknesses identified in the audit process.

The Board of Directors, through its Audit Committee consisting solely of independent directors, meets periodically with management and the independent registered public accounting firm to discuss internal control, auditing and financial reporting matters. To ensure independence, PricewaterhouseCoopers LLP has direct access to the Audit Committee.

The Audit Committee reviewed and approved the Company’s annual financial statements and recommended to the full Board of Directors that they be included in the Annual Report.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Ralcorp Holdings, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Under the supervision and with the participation of management, including the Co-Chief Executive Officers and Controller and Chief Accounting Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under this framework, management concluded that our internal control over financial reporting was effective as of September 30, 2005 at the reasonable assurance level. We have excluded Medallion Foods from the assessment of internal control over financial reporting as of September 30, 2005 because it was acquired by the Company in a purchase business combination during 2005. Medallion Foods’ total assets and total revenues represented 8% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended September 30, 2005. Management’s assessment of the effectiveness of our internal control over financial reporting as of September 30, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report below.

/s/ KEVIN J. HUNT	/s/ DAVID P. SKARIE	/s/ THOMAS G. GRANNEMAN

Kevin J. Hunt	David P. Skarie	Thomas G. Granneman
Co-Chief Executive Officer	Co-Chief Executive Officer	Controller and Chief Accounting Officer

December 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Ralcorp Holdings, Inc.:

We have completed an integrated audit of Ralcorp Holdings, Inc.’s 2005 consolidated financial statements and of its internal control over financial reporting as of September 30, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(1) present fairly, in all material respects, the financial position of Ralcorp Holdings, Inc. and its subsidiaries at September 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting, appearing under Item 8, that the Company maintained effective internal control over financial reporting as of September 30, 2005 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2005, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Medallion Foods from its assessment of internal control over financial reporting as of September 30, 2005 because it was acquired by the Company in a purchase business combination during 2005. We have also excluded Medallion Foods from our audit of internal control over financial reporting. Medallion Foods is a wholly-owned subsidiary whose total assets and total revenues represent 8% and 1%, respectively, of the related consolidated financial statement amounts as of and for the year ended September 30, 2005.

/s/ PRICEWATERHOUSECOOPERS LLP

December 14, 2005

 RALCORP HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in millions except per share data, shares in thousands)

	Year Ended September 30,
	2005	2004	2003

Net Sales	$1,675.1	$1,558.4	$1,303.6
Cost of products sold	(1,339.1)	(1,237.2)	(1,045.6)
Gross Profit	336.0	321.2	258.0
Selling, general and administrative expenses	(215.1)	(204.7)	(171.3)
Interest expense, net	(16.5)	(13.1)	(3.3)
Goodwill impairment loss	—	—	(59.0)
Restructuring charges	(2.7)	(2.4)	(14.3)
Litigation settlement income	1.8	.9	14.6
Earnings before Income Taxes and Equity Earnings	103.5	101.9	24.7
Income Taxes	(36.6)	(37.2)	(16.9)
Earnings before Equity Earnings	66.9	64.7	7.8
Equity in Earnings (Loss) of Vail Resorts, Inc., Net of Related Deferred Income Taxes	4.5	.4	(.4)
Net Earnings	$71.4	$65.1	$7.4

Basic Earnings per Share	$2.41	$2.22	$0.25
Diluted Earnings per Share	$2.34	$2.17	$0.25

Weighted Average Shares for Basic Earnings per Share	29,566	29,228	29,258
Dilutive effect of:
Stock options	818	670	486
Restricted stock awards	25	6	2
Weighted Average Shares
for Diluted Earnings per Share	30,409	29,904	29,746

See accompanying Notes to Consolidated Financial Statements.

 RALCORP HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions except share and per share data)

	September 30,
	2005	2004

Assets
Current Assets
Cash and cash equivalents	$6.2	$23.7
Investment in Ralcorp Receivables Corporation	42.5	98.0
Receivables, net	30.8	23.6
Inventories	181.5	175.1
Deferred income taxes	6.7	6.3
Prepaid expenses and other current assets	2.3	3.6
Total Current Assets	270.0	330.3
Investment in Vail Resorts, Inc.	87.6	80.7
Property, Net	357.4	342.9
Goodwill	412.5	367.1
Other Intangible Assets, Net	125.0	89.0
Other Assets	17.0	11.6
Total Assets	$1,269.5	$1,221.6

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$76.9	$88.4
Book cash overdrafts	35.0	26.6
Other current liabilities	59.5	84.3
Total Current Liabilities	171.4	199.3
Long-term Debt	422.0	425.7
Deferred Income Taxes	61.2	58.2
Other Liabilities	96.6	94.2
Total Liabilities	751.2	777.4
Commitments and Contingencies
Shareholders’ Equity
Common stock, par value $.01 per share
Authorized: 300,000,000 shares
Issued: 33,011,317 shares	.3	.3
Capital in excess of par value	119.9	117.3
Retained earnings	500.9	429.5
Common stock in treasury, at cost (3,190,557 and 3,622,402 shares)	(65.8)	(68.4)
Unearned portion of restricted stock	(4.3)	(4.6)
Accumulated other comprehensive loss	(32.7)	(29.9)
Total Shareholders’ Equity	518.3	444.2
Total Liabilities and Shareholders’ Equity	$1,269.5	$1,221.6
See accompanying Notes to Consolidated Financial Statements.

RALCORP HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended September 30,
	2005	2004	2003

Cash Flows from Operating Activities
Net earnings	$71.4	$65.1	$7.4
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization	55.8	47.5	38.7
Sale of receivables, net	49.0	(34.2)	(22.4)
Deferred income taxes	.6	4.6	(12.8)
Equity in (earnings) loss of Vail Resorts, Inc.	(6.9)	(.6)	.7
Goodwill impairment loss	—	—	59.0
Tomato paste asset impairment	—	—	5.0
Loss on sale of tomato paste business	—	—	3.6
Other changes in current assets and liabilities, net
of effects of business acquisitions:
Decrease (increase) in receivables	5.1	(3.9)	(1.8)
(Increase) decrease in inventories	(4.4)	(17.6)	15.9
Decrease (increase) in prepaid expenses and other current assets	1.4	.2	(.8)
(Decrease) increase in accounts payable and other current liabilities	(7.9)	13.9	5.9
Other, net	(3.1)	3.7	2.6
Net Cash Provided by Operating Activities	161.0	78.7	101.0

Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	(100.0)	(313.1)	—
Additions to property and intangible assets	(56.9)	(53.8)	(36.1)
Proceeds from sale of property	.6	1.4	2.5
Proceeds from sale of tomato paste business	—	—	2.9
Net Cash Used by Investing Activities	(156.3)	(365.5)	(30.7)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	—	270.0	150.0
Repayment of long-term debt	(50.0)	—	—
Net borrowings (repayments) under credit arrangements	46.3	—	(173.1)
Change in book cash overdrafts	8.4	6.7	4.8
Purchase of treasury stock	(10.3)	—	(28.6)
Proceeds from exercise of stock options	12.7	5.0	2.4
Dividends paid	(29.3)	—	—
Other, net	—	(.2)	—
Net Cash (Used) Provided by Financing Activities	(22.2)	281.5	(44.5)

Net (Decrease) Increase in Cash and Cash Equivalents	(17.5)	(5.3)	25.8
Cash and Cash Equivalents, Beginning of Year	23.7	29.0	3.2
Cash and Cash Equivalents, End of Year	$6.2	$23.7	$29.0

See accompanying Notes to Consolidated Financial Statements.

 RALCORP HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in millions except per share data, shares in thousands)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Common Stock in Treasury	Unearned Portion of Restricted Stock	Accum. Other Compre- hensive Loss	Total
Balance, September 30, 2002	$.3	$110.0	$386.4	$(49.9)	$(.1)	$(10.6)	$436.1
Net earnings			7.4				7.4
Minimum pension liability adjustment, net of $6.1 tax benefit						(10.8)	(10.8)
Cash flow hedging adjustments, net of $1.6 tax expense						2.9	2.9
Comprehensive loss							(.5)
Purchases of treasury stock (1,181 shares)				(28.8)			(28.8)
Activity under deferred compensation plans		3.3					3.3
Stock options exercised (93 shares)		.8		1.8			2.6
Balance, September 30, 2003	$.3	$114.1	$393.8	$(76.9)	$(.1)	$(18.5)	$412.7
Net earnings			65.1				65.1
Minimum pension liability adjustment, net of $4.4 tax benefit						(7.3)	(7.3)
Cash flow hedging adjustments, net of $2.4 tax benefit						(4.1)	(4.1)
Comprehensive income							53.7
Dividends declared ($1.00 per share)			(29.4)				(29.4)
Stock options exercised (295 shares)		1.2		5.6			6.8
Restricted stock awards granted (134 shares) and amortization of such awards		2.1		2.6	(4.5)		.2
Activity under deferred compensation plans (20 shares)		(.1)		.3			.2
Balance, September 30, 2004	$.3	$117.3	$429.5	$(68.4)	$(4.6)	$(29.9)	$444.2
Net earnings			71.4				71.4
Minimum pension liability adjustment, net of $1.8 tax benefit						(4.8)	(4.8)
Cash flow hedging adjustments, net of $1.0 tax expense						2.0	2.0
Comprehensive income							68.6
Purchases of treasury stock (243 shares)				(10.3)			(10.3)
Stock options exercised (646 shares)		2.7		12.4			15.1
Restricted stock awards granted (9 shares) and amortization of such awards		.2		.2	.3		.7

Activity under deferred compensation plans (19 shares)		(.3)		.3			—
Balance, September 30, 2005	$.3	$119.9	$500.9	$(65.8)	$(4.3)	$(32.7)	$518.3

See accompanying Notes to Consolidated Financial Statements.

RALCORP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions except per share data)

NOTE 1 –SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Derivative Financial Instruments and Hedging – In the ordinary course of business, the Company is exposed to commodity price risks relating to the acquisition of raw materials and supplies and interest rate risks relating to debt. Authorized individuals within the Company may utilize derivative financial instruments, including (but not limited to) futures contracts, option contracts, forward contracts and swaps, to manage certain of these exposures by hedging when it is practical to do so. The terms of these instruments generally do not exceed eighteen months for commodities and five years for interest rates. The Company is not permitted to engage in speculative or leveraged transactions and will not hold or issue financial instruments for trading purposes. Hedge accounting is only applied when the derivative is deemed to be highly effective at offsetting changes in fair values or anticipated cash flows of the hedged item or transaction. Earnings impacts for all designated hedges are reported in the statement of earnings within the same line item as the gain or loss on the item being hedged. Since the hedging activities relate to operations, related cash flows are included in the statement of cash flows in cash flows from operating activities. For a fair value hedge of a recognized asset or liability or unrecognized firm commitment, the entire change in fair value of the derivative is recorded in earnings as incurred. For a cash flow hedge of an anticipated transaction, the ineffective portion of the change in fair value of the derivative is recorded in earnings as incurred, whereas the effective portion is deferred in accumulated other comprehensive income in the balance sheet until the transaction is realized, at which time any deferred hedging gains or losses are recorded in earnings. For more information about our hedging activities, see Note 12.

Property is recorded at cost and depreciation expense is generally provided on a straight-line basis over the estimated useful lives of the properties. Estimated useful lives range from 3 to 15 years for machinery and equipment and 10 to 50 years for buildings and leasehold improvements. Total depreciation expense was $47.5, $41.2, and $35.4 in fiscal 2005, 2004, and 2003, respectively. At September 30, property consisted of:

	2005	2004
Land	$10.3	$10.0
Buildings and leasehold improvements	108.3	97.1
Machinery and equipment	504.0	457.2
Construction in progress	29.1	29.2
	651.7	593.5
Accumulated depreciation	(294.3)	(250.6)
	$357.4	$342.9

Other Intangible Assets consist of computer software purchased or developed for internal use and customer relationships, trademarks, and computer software acquired in business combinations (see Note 2). Amortization expense related to intangible assets, which is provided on a straight-line basis over the estimated useful lives of the assets, was $8.3, $6.3, and $3.3 in fiscal 2005, 2004, and 2003, respectively. For the intangible assets recorded as of September 30, 2005, amortization expense of $13.4, $13.5, $11.7, $9.5, and $8.6 is scheduled for fiscal 2006, 2007, 2008, 2009, and 2010, respectively. Other intangible assets consisted of:

	September 30, 2005			September 30, 2004
	Carrying Amount	Accum. Amort.	Net Amount	Carrying Amount	Accum. Amort.	Net Amount

Computer software	$42.0	$(24.5)	$17.5	$31.0	$(22.4)	$8.6
Customer relationships	98.3	(7.9)	90.4	69.0	(3.6)	65.4
Trademarks	19.0	(1.9)	17.1	15.3	(.3)	15.0
	$159.3	$(34.3)	$125.0	$115.3	$(26.3)	$89.0

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

Cost of Products Sold includes, among other things, inbound and outbound freight costs and depreciation expense related to assets used in production, while storage and other warehousing costs are included in “Selling, general, and administrative.” Storage and other warehousing costs totaled $55.3, $50.2, and $42.0 in fiscal 2005, 2004, and 2003, respectively.

Advertising, Repair, and Maintenance Costs are expensed as incurred.

Stock-based Compensation is recognized using the intrinsic value method. Accordingly, no compensation expense has been recognized for the stock options granted since the exercise price was equal to the fair market value of the shares at the grant date, except for $.5 recorded in fiscal 2003 related to the modification of certain awards. Other stock-based compensation expense included in reported net earnings consists only of the amortization of restricted stock awards.

If the Company had accounted for the stock-based compensation using the fair value method, which requires recognition of the fair value of the options as compensation cost ratably over the vesting period of the options, net earnings and earnings per share would have been reduced as shown in the following table. See Note 17 for more information about the Company’s stock-based compensation plans.

	2005	2004	2003
Net earnings, as reported	$71.4	$65.1	$7.4
Add: Stock-based employee compensation
expense included in reported net earnings,
net of related tax effects	.4	.1	.5
Deduct: Total stock-based employee compensation
expense determined under fair value based method,
net of related tax effects	(2.9)	(3.4)	(2.4)
Pro forma net earnings	$68.9	$61.8	$5.5

Earnings per share:
Basic - as reported	$2.41	$2.22	$0.25
Basic - pro forma	$2.33	$2.11	$0.19

Diluted - as reported	$2.34	$2.17	$0.25
Diluted - pro forma	$2.26	$2.06	$0.19

Recently Issued Accounting Standards – Significant developments in accounting rules are discussed below.

In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, which replaces FASB Statement No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This Statement eliminates the alternative to use Opinion 25’s intrinsic value method of accounting that was provided in Statement 123 as originally issued. Under Opinion 25, issuing stock options to employees generally resulted in recognition of no compensation cost. The revised statement requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award — the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. The revised statement also clarifies and expands Statement 123’s guidance in several areas, including measuring fair value, classifying an award as equity or as a liability, and attributing compensation cost to reporting periods. For Ralcorp, the required effective date of the revised statement was originally July 1, 2005, but on April 15, 2005, the SEC amended Rule 4-01(a) of Regulation S-X to postpone the required effective date to October 1, 2005. The revised statement applies to all awards granted after the required effective date and to awards modified, repurchased, or cancelled after that date. Ralcorp will apply the revised statement using a modified version of prospective application. Under that transition method, compensation cost is recognized on or after the required effective date for the portion of outstanding awards for which the requisite service has not yet been rendered, based on the grant-date fair value of those awards calculated under Statement 123 for pro forma disclosures. Based on awards outstanding at September 30, 2005, the Company expects application of the revised statement to reduce net earnings for the year ending September 30, 2006 by approximately $3.1 ($.10 per share).

Reclassifications – Certain prior years’ amounts have been reclassified to conform to the current year’s presentation.

NOTE 2 - ACQUISITIONS AND GOODWILL

Each of the following acquisitions was accounted for using the purchase method of accounting, whereby the results of operations of each of the following acquisitions are included in the consolidated statements of earnings from the date of acquisition. The purchase price, including costs of acquisition, was allocated to acquired assets and liabilities based on their estimated fair values at the date of acquisition, and any excess was allocated to goodwill, as shown in the following table. For the fiscal 2005 acquisition (Medallion), the allocation is subject to change pending the completion of a detailed analysis of deferred tax assets and liabilities.

	Bakery Chef	C2B	Medallion
Cash	$.1	$—	$2.1
Receivables	13.8	4.3	5.8
Inventories	10.0	1.8	2.0
Other current assets	1.2	.1	.1
Property	55.3	17.6	18.5
Goodwill	184.3	4.7	45.8
Other intangible assets	75.3	—	33.1
Total assets acquired	340.0	28.5	107.4
Accounts payable	(10.6)	(2.9)	(2.2)
Other current liabilities	(5.2)	(1.7)	(3.1)
Other liabilities	(34.9)	—	—
Total liabilities assumed	(50.7)	(4.6)	(5.3)
Net assets acquired	$289.3	$23.9	$102.1

Fiscal 2005

On June 22, 2005, the Company completed the purchase of 100 percent of the stock of Medallion Foods, Inc. (Medallion), a leading manufacturer of value brand and private label corn-based chips and extruded corn products. Medallion employs 270 people at its plant in Newport, Arkansas. Its product lines complement the snack mix products sold by the Ralston Foods division and are reported as part of the Cereals, Crackers & Cookies segment. The assigned goodwill is deductible for tax purposes. The amount assigned to other intangible assets included $29.3 for customer relationships, $3.7 for a trademark, and $.1 for software, subject to amortization over weighted-average amortization periods of 13 years, 15 years, and 3 years, respectively.

Fiscal 2004

On December 3, 2003, the Company completed the purchase of 100 percent of the stock of Value Added Bakery Holding Company, also known as Bakery Chef. Bakery Chef is a leading manufacturer of frozen griddle products (pancakes, waffles, and French toast) and pre-baked biscuits and breads. The acquisition provides a platform for increasing Ralcorp’s existing access to the foodservice channel and allows entry into the frozen food segment. Bakery Chef is reported in the Frozen Bakery Products segment. For tax purposes, $20.2 of the assigned goodwill is expected to be deductible. The amount assigned to other intangible assets included $69.0 of customer relationships and $6.3 of trademarks, subject to amortization over a 16-year weighted-average amortization period for each class.

On February 27, 2004, the Company purchased the assets of Concept 2 Bakers (C2B), including a bakery located in Fridley, Minnesota. C2B is reported as part of the in-store bakery group in the Frozen Bakery Products segment. The assigned goodwill is deductible for tax purposes.

Pro Forma Information

The following unaudited pro forma information shows Ralcorp’s results of operations as if the fiscal 2005 and 2004 business combinations had been completed as of the beginning of each period presented. These pro forma results may not necessarily reflect the actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations.

	2005	2004
Net sales	$1,708.7	$1,651.8
Net earnings	72.8	69.4
Basic earnings per share	2.45	2.37
Diluted earnings per share	2.39	2.31

Goodwill

The changes in the carrying amount of goodwill by reportable segment (see Note 18) were as follows:

	Cereals, Crackers & Cookies	Dressings, Syrups, Jellies & Sauces	Snack Nuts & Candy	Frozen Bakery Products	Total
Balance, September 30, 2003	$39.1	$38.8	$54.4	$45.3	$177.6
Goodwill acquired	—	—	—	189.5	189.5
Balance, September 30, 2004	$39.1	$38.8	$54.4	$234.8	$367.1
Goodwill acquired	45.8	—	—	—	45.8
Purchase price allocation adjustment	—	—	.1	(.5)	(.4)
Balance, September 30, 2005	$84.9	$38.8	$54.5	$234.3	$412.5

The Company’s reporting units are tested for impairment in the fourth fiscal quarter, after the annual forecasting process. In September 2003, a goodwill impairment loss of $59.0 was recognized in the Dressings, Syrups, Jellies & Sauces reporting unit ($45.5 after taxes, or $1.53 per diluted share). Factors leading to the impairment included lost sales and additional charges related to the bankruptcy of Fleming Companies, Inc. (filed April 1, 2003), the inability to quickly replace co-manufacturing business lost at the beginning of fiscal 2003, increasing competitive pricing pressures, and the near-term production inefficiencies arising from restructuring initiatives. Those factors resulted in lower than expected operating profits and cash flows in fiscal 2003, prompting management to revise earnings forecasts for coming years. Estimated fair values of the reporting unit and its identifiable net assets were determined based on the best information available, including independent appraisals and the results of valuation techniques such as EBITDA multiples and expected present value of future cash flows. The fiscal 2004 and 2005 goodwill impairment tests resulted in no impairment.

NOTE 3 – RESTRUCTURING CHARGES

In fiscal 2005, the Company announced plans to close its plant in City of Industry, CA, and transfer much of the production to other facilities within the Dressings, Syrups, Jellies & Sauces segment. This project, which included the termination of 65 employees, was substantially complete by the end of the fiscal year. In addition to employee termination benefits, charges for this project included costs to clean up the facility, a charge to write off remaining inventories, and a $.1 accrual of the remaining lease payment obligations (contract extends through November 2005).

In fiscal 2004, the Company closed its plant in Kansas City, KS, terminating 42 employees, and moved production to other facilities within the Dressings, Syrups, Jellies & Sauces segment. In 2005, the carrying amount of the property was written down to management’s revised estimate of the amount of net proceeds to be received when sold.

In fiscal 2003, Ralcorp announced its plans to close its in-store bakery (ISB) facility in Kent, WA, now part of the Frozen Bakery Products segment, and transfer production from that facility and two other ISB facilities to a new ISB plant located in Utah. This project, which included the termination of 68 employees, was completed in fiscal 2004. Restructuring costs included Kent operating lease termination costs recorded as a liability when the facility was vacated in 2003. The liability represented the present value of the remaining lease rentals (July 2003 through

February 2007), reduced by estimated sublease rentals that could be reasonably obtained for the property. Ralcorp has been unable to sublease a portion of the property and, in fiscal 2004 and 2005, reduced its estimate of future sublease rentals, resulting in additional charges. As of September 30, 2005 and 2004, “Other current liabilities” included $.5 and “Other liabilities” included $.2 related to the remaining net lease obligation.

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

Other than the lease obligations recorded as described above, there were no restructuring reserves at September 30, 2005 or 2004. The following table details the amounts included in “Restructuring charges” for fiscal 2005, 2004, and 2003, along with the corresponding cumulative charges for these restructuring projects through September 30, 2005. No significant future charges are expected for any of these projects.

	2005	2004	2003	Cumulative
City of Industry - Employee termination benefits	$.6	$—	$—	$.6
City of Industry - Other associated charges	.6	—	—	.6
Kansas City - Write-down of property to be sold	.6	—	—	.6
Kansas City - Employee termination benefits	—	.4	—	.4
Kansas City - Other associated charges	.4	.2	—	.6
ISB - Removal and relocation of equipment	—	.7	1.3	2.0
ISB - Operating lease termination costs	.5	.2	1.2	1.9
ISB - Write-off of abandoned property	—	.9	.2	1.1
ISB - Employee termination benefits	—	—	.2	.2
Streator - Employee termination benefits	—	—	1.2	1.2
Streator - Write-off of abandoned property	—	—	.2	.2
Ketchup - Loss on sale of business	—	—	1.4	1.4
Tomato Paste - Asset impairment	—	—	5.0	5.0
Tomato Paste - Loss on sale of business	—	—	3.6	3.6
	$2.7	$2.4	$14.3	$19.4

NOTE 4 - LITIGATION SETTLEMENT INCOME

The Company received payments in settlement of legal claims. Most of these claims related to antitrust litigation. These payments are shown net of related expenses as “Litigation settlement income” on the statements of earnings.

NOTE 5 – INCOME TAXES
The provision for income taxes consisted of the following:

	2005	2004	2003
Current:
Federal	$31.1	$29.8	$26.8
State	3.5	3.0	2.6
	34.6	32.8	29.4
Deferred:
Federal	2.3	4.1	(12.3)
State	(.3)	.3	(.2)
	2.0	4.4	(12.5)
Income taxes	36.6	37.2	16.9
Deferred income taxes on equity earnings (federal)	2.4	.2	(.3)
Total provision for income taxes	$39.0	$37.4	$16.6

A reconciliation of income taxes with amounts computed at the statutory federal rate follows:

	2005	2004	2003
Computed tax at federal statutory rate (35%)	$38.6	$35.9	$8.4
State income taxes, net of federal tax benefit	2.1	2.1	1.6
Non-deductible goodwill impairment	—	—	7.6
Other, net	(1.7)	(.6)	(1.0)
	$39.0	$37.4	$16.6

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets (liabilities) at September 30 were as follows:

	2005			2004
	Assets	Liabilities	Net	Assets	Liabilities	Net
Current:
Accrued liabilities	$4.7	$—	$4.7	$4.4	$—	$4.4
Inventories	1.3	—	1.3	1.3	—	1.3
Other items	.7	—	.7	.6	—	.6
	6.7	—	6.7	6.3	—	6.3
Noncurrent:
Property	—	(42.8)	(42.8)	—	(43.7)	(43.7)
Intangible assets	—	(32.4)	(32.4)	—	(28.8)	(28.8)
Equity investment in Vail	—	(24.2)	(24.2)	—	(21.6)	(21.6)
Pension	18.4	—	18.4	16.3	—	16.3
Other postretirement benefits	6.3	—	6.3	6.4	—	6.4
Deferred compensation	7.3	—	7.3	6.2	—	6.2
Insurance reserves	6.3	—	6.3	6.5	—	6.5
Other items	—	(.1)	(.1)	.5	—	.5
	38.3	(99.5)	(61.2)	35.9	(94.1)	(58.2)
Total deferred taxes	$45.0	$(99.5)	$(54.5)	$42.2	$(94.1)	$(51.9)

NOTE 6 – EQUITY INVESTMENT IN VAIL RESORTS, INC.

On January 3, 1997, the Company sold its ski resorts holdings (Resort Operations) to Vail Resorts, Inc. (Vail) in exchange for 7,554,406 shares of Vail common stock (NYSE:MTN). At the date of the exchange, the Company’s equity interest in the underlying net assets of Vail exceeded the net book value of the net assets contributed by the Company to Vail by $37.5. This excess is being amortized ratably to the investment in Vail over 20 years. The unamortized excess was $21.1 and $22.9 as of September 30, 2005 and 2004, respectively. The amount of retained earnings that represents undistributed earnings of Vail was $19.1 and $14.6 as of September 30, 2005 and 2004, respectively.

Vail’s fiscal year ends July 31, so the Company reports equity earnings on a two-month time lag. The Company’s ownership percentages were 20.6% and 21.4% as of July 31, 2005 and 2004, respectively. As of September 30, 2005 and 2004, respectively, the carrying values of the Company’s investment in Vail were $87.6 and $80.7 and the corresponding market values were $217.2 and $136.5.

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

In November 2003, Vail restated its financial statements for prior years. Because the effects on Ralcorp’s earnings were immaterial for any single period and in total, the Company chose to reflect the full $.8 impact ($.5 after taxes, or $.02 per diluted share) in fiscal 2003 rather than restate its previously reported financial statements. Vail’s summarized financial information, as restated, follows.

	Year Ended July 31, 2005	Year Ended July 31, 2004	Year Ended July 31, 2003
Net revenues	$810.0	$726.6	$713.0
Total operating expenses	721.7	644.8	678.5
Income from operations	$88.3	$81.8	$34.5
Net income (loss)	$23.1	$(6.0)	$(8.5)

	July 31, 2005	July 31, 2004
Current assets	$282.9	$155.8
Noncurrent assets	1,243.0	1,378.2
Total assets	$1,525.9	$1,534.0
Current liabilities	$224.4	$202.0
Noncurrent liabilities	731.3	803.7
Minority interest	29.7	37.1
Stockholders’ equity	540.5	491.2
Total liabilities and stockholders’ equity	$1,525.9	$1,534.0

NOTE 7 – EARNINGS PER SHARE

The following schedule shows common stock options and stock appreciation rights (SARs) which were outstanding and could potentially dilute basic earnings per share in the future but which were not included in the computation of diluted earnings per share for the periods indicated because to do so would have been antidilutive. See Note 17 for more information about outstanding options and SARs.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2005
Stock options at $45.25 per share	—	163,000	163,000	161,000
SARs at $42.00 per share	—	—	—	400,000

Fiscal 2004
Stock options at $29.85 per share	22,500	—	—	—
Stock options at $32.30 per share	—	394,000	—	—

Fiscal 2003
Stock options at $25.09 per share	461,500	—	—	—
Stock options at $25.23 per share	4,500	—	—	—
Stock options at $28.15 per share	4,000	4,000	4,000	4,000
Stock options at $29.85 per share	—	—	—	22,500

NOTE 8 – SUPPLEMENTAL EARNINGS STATEMENT AND CASH FLOW INFORMATION

	2005	2004	2003
Repair and maintenance expenses	$46.6	$46.1	$41.1
Advertising and promotion expenses	12.2	11.3	8.7
Research and development expenses	7.5	7.2	6.2
Interest paid	17.1	9.7	3.6
Income taxes paid, net of refunds	23.7	25.9	32.3
Income tax benefit of stock options exercised	7.2	1.8	.4

NOTE 9 – SUPPLEMENTAL BALANCE SHEET INFORMATION

	September 30,
	2005	2004
Receivables, net
Trade	$27.7	$17.0
Other	3.4	6.9
	31.1	23.9
Allowance for doubtful accounts	(.3)	(.3)
	$30.8	$23.6
Inventories
Raw materials and supplies	$79.1	$75.9
Finished products	105.4	101.8
	184.5	177.7
Allowance for obsolete inventory	(3.0)	(2.6)
	$181.5	$175.1
Other Current Liabilities
Compensation	$18.0	$16.1
Advertising and promotion	15.8	16.2
Dividends payable	.1	29.4
Other items	25.6	22.6
	$59.5	$84.3
Other Liabilities
Pension	$42.8	$43.9
Other postretirement benefits	17.5	17.2
Other items	36.3	33.1
	$96.6	$94.2

NOTE 10 – SALE OF RECEIVABLES

To reduce its long-term debt, on September 24, 2001 the Company entered into an agreement to sell, on an ongoing basis, all of its trade accounts receivable to a wholly owned, bankruptcy-remote subsidiary named Ralcorp Receivables Corporation (RRC). RRC can then sell up to $66.0 of ownership interests in qualifying receivables to a bank commercial paper conduit, which issues commercial paper to investors. Ralcorp continues to service the receivables as agent for RRC and the bank conduit. RRC is a qualifying special purpose entity under FAS 140, and the sale of Ralcorp receivables to RRC is considered a true sale for accounting, tax, and legal purposes. Therefore, the trade receivables sold and the related commercial paper borrowings are not recorded on Ralcorp’s consolidated balance sheets. However, the Company’s consolidated balance sheets do reflect an investment in RRC that in substance represents a subordinated retained interest in the trade receivables sold. The accounts receivable of the Frozen Bakery Products segment and the recently acquired Medallion business have not been incorporated into the sale agreement and are not currently being sold to RRC. As of September 30, 2005, the outstanding balance of receivables (net of an allowance for doubtful accounts) sold to RRC was $91.5 and proceeds received were $49.0, resulting in a retained interest of $42.5 reflected on the Company’s consolidated balance sheet as an “Investment in Ralcorp Receivables Corporation.” As of September 30, 2004, net receivables sold to RRC were $98.0 and the Company elected not to sell any to the conduit, resulting in a subordinated retained interest of $98.0. Discounts related to the sale of receivables to the conduit totaled $1.1 and $.3 for the years ended September 30, 2005 and September 30, 2004, respectively, and are included on the statements of earnings in selling, general and administrative expenses. Unless extended, the agreement will terminate in October 2006.

NOTE 11 – ALLOWANCES FOR DOUBTFUL ACCOUNTS AND OBSOLETE INVENTORY

	2005	2004	2003
Allowance for Doubtful Accounts
Balance, beginning of year	$.3	$—	$—
Provision charged to expense	1.2	1.5	1.7
Write-offs, less recoveries	(1.2)	(1.0)	(2.2)
Acquisitions	—	.2	—
Transfers to Ralcorp Receivables Corporation	—	(.4)	.5
Balance, end of year	$.3	$.3	$—

Allowance for Obsolete Inventory
Balance, beginning of year	$2.6	$2.5	$3.2
Provision charged to expense	5.1	4.0	5.1
Write-offs of inventory	(4.8)	(4.0)	(5.8)
Acquisitions	.1	.1	—
Balance, end of year	$3.0	$2.6	$2.5

NOTE 12 – DERIVATIVES AND OTHER FINANCIAL INSTRUMENTS

Fair Values

The carrying amounts reported on the consolidated balance sheets for cash and cash equivalents, receivables and accounts payable approximate fair value because of the short maturities of these financial instruments. The carrying amount of the Company’s variable rate long-term debt (see Note 13) approximates fair value because the interest rates are adjusted to market frequently. Based on the discounted amount of future cash flows, using Ralcorp’s incremental rate of borrowing for similar debt, the Company’s fixed rate debt (which had a carrying amount of $270.0) had an estimated fair value of $269.5 and $276.0 as of September 30, 2005 and 2004, respectively. The Company’s derivative financial instruments, which are used for the purpose of hedging commodity and interest rate exposures in the normal course of business, are carried on the consolidated balance sheets at their estimated fair values.

Concentration of Credit Risk

The Company’s primary concentration of credit risk is related to certain trade accounts receivable due from several highly leveraged or “at risk” customers. At September 30, 2005 and 2004, the amount of such receivables was immaterial. Consideration was given to the economic status of these customers when determining the appropriate allowance for doubtful accounts and the fair value of the Company’s subordinated retained interest in accounts receivable (see Note 10).

Hedging Activities

During fiscal 2005, hedging activities consisted of cash flow hedges on ingredient and packaging purchases (options, futures, and swaps) and on variable interest payments (interest rate swap). Hedge gains (net of hedge losses) totaling $2.4 were deferred into accumulated other comprehensive income, $.6 of expense was reclassified into earnings, and net gains of $.4 representing ineffectiveness were recorded in earnings as incurred.

During fiscal 2004 and 2003, hedging activities consisted only of cash flow hedges on ingredient and packaging purchases. During fiscal 2004, hedge gains (net of hedge losses) totaling $4.8 were deferred into accumulated other comprehensive income, $11.3 was reclassified into earnings, and $.1 of ineffectiveness was recorded in earnings as incurred. During fiscal 2003, hedge gains totaling $5.3 were deferred into accumulated other comprehensive income, $.8 was reclassified into earnings, and $.1 of ineffectiveness was recorded in earnings as incurred. Nearly all of the gains and losses on the Company’s commodity derivatives are settled through a commodities broker on a daily basis, so there were no material assets or liabilities related to derivative contracts at September 30, 2004.

NOTE 13 – LONG-TERM DEBT

Long-term debt consisted of the following at September 30:

	2005		2004
	Balance Outstanding	Interest Rate	Balance Outstanding	Interest Rate
Floating Rate Senior Notes, Series A	$100.0	4.67%	$150.0	2.59%
Fixed Rate Senior Notes, Series B	145.0	4.24%	145.0	4.24%
Fixed Rate Senior Notes, Series C	50.0	5.43%	50.0	5.43%
Fixed Rate Senior Notes, Series D	75.0	4.76%	75.0	4.76%
Industrial Development Revenue Bond	5.6	2.66%	5.6	1.39%
$150 Revolving Credit Agreement	40.0	4.61%	—	n/a
Uncommitted credit arrangements	6.4	2.75%	.1	2.75%
	$422.0		$425.7

On May 22, 2003, the Company issued Floating Rate Senior Notes, Series A, in the amount of $150.0, and on November 22, 2004, $50.0 was repaid. Borrowings under this private placement debt financing incur interest at a rate of 3-month LIBOR plus 0.85%, adjusted quarterly, with interest payable quarterly in arrears. These borrowings are unsecured and mature on May 22, 2010. In December 2004, the interest rate on the remaining $100.0 was effectively fixed at 4.76% through December 2009 with an interest rate swap contract. Under the terms of the swap, the Company pays interest at a 3.91% fixed rate and receives interest at 3-month LIBOR. The interest received offsets the variable portion of interest incurred on the Floating Rate Senior Notes.

On December 22, 2003, the Company issued Fixed Rate Senior Notes, Series B, Series C and Series D, totaling $270.0. Series B comprises $145.0 of 4.24% notes due December 2010 with annual amortization of principal beginning December 2006. Series C comprises $50.0 of 5.43% notes with bullet maturity in December 2013. Series D comprises $75.0 of 4.76% notes due December 2013 with annual amortization of principal beginning in December 2007. The proceeds from these unsecured debt issuances were used to reduce borrowings under the Company’s existing financing arrangements and for general corporate purposes.

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

Through the acquisition of The Red Wing Company, Inc. in 2000, the Company acquired an Industrial Development Revenue Bond in the amount of $5.6, which bears interest at a variable rate and matures on March 31, 2010.

On October 15, 2004, the Company entered into a $150 Revolving Credit Agreement. Borrowings under the credit agreement incur interest at the Company’s choice of either (1) LIBOR plus the applicable margin rate (currently 0.75%) or (2) the higher of the federal funds rate plus 0.50% or the prime rate. Such borrowings are unsecured and mature on October 15, 2009 unless such date is extended. The credit agreement calls for a commitment fee calculated as a percentage (currently 0.15%) of the unused portion, payable quarterly in arrears, and contains certain representations, warranties, covenants, and conditions customary to credit facilities of this nature. The covenants include requirements that “Total Debt” not exceed 3.5 times “Adjusted EBITDA”, and “EBIT” be at least three times “Consolidated Interest Expense” (each term as defined in the agreement).

The Company has entered into uncommitted credit arrangements with banks that totaled $35.0 as of September 30, 2005. Borrowings under these arrangements typically have terms of less than a week. The amounts outstanding under these arrangements at September 30, 2005 matured October 3, 2005. Based upon management’s intent and ability to refinance these amounts on a long-term basis, they were classified as long-term.

As of September 30, 2005, aggregate maturities of long-term debt are as follows: $6.4 in fiscal 2006, $29.0 in fiscal 2007, $39.7 in fiscal 2008, $39.7 in fiscal 2009, $185.3 in fiscal 2010, and $121.9 thereafter. Also as of September 30, 2005, $16.0 in letters of credit and surety bonds were outstanding with various financial institutions, principally related to self-insurance requirements.

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

Pending legal liability, if any, from these proceedings cannot be determined with certainty; however, in the opinion of Company management, based upon the information presently known, the ultimate liability of the Company, if any, arising from the pending legal proceedings, as well as from asserted legal claims and known potential legal claims which are likely to be asserted, taking into account established accruals for estimated liabilities (if any), are not expected to be material to the Company’s consolidated financial position, results of operations or cash flows. In addition, while it is difficult to quantify with certainty the potential financial impact of actions regarding expenditures for compliance with regulatory matters, in the opinion of management, based upon the information currently available, the ultimate liability arising from such compliance matters should not be material to the Company’s consolidated financial position, results of operations or cash flows.

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

Lease Commitments

Future minimum rental payments (receipts) under noncancelable operating leases and subleases in effect as of September 30, 2005 were:

	2006	2007	2008	2009	2010	Later	Total
Leases	$8.0	$6.9	$5.8	$5.0	$4.8	$19.8	$50.3
Subleases	(.1)	—	—	—	—	—	(.1)

Rent expense for all operating leases was $11.4, $11.9, and $7.9 in fiscal 2005, 2004, and 2003, respectively, net of sublease income of $.8, $.6, and $.6 in fiscal 2005, 2004, and 2003, respectively.

Container Supply Agreement

During fiscal 2002, the Company entered into a ten-year agreement to purchase certain containers from a single supplier. It is believed that the agreement was related to the supplier’s financing arrangements regarding the container facility. The Company’s total purchases under the agreement were $15.8 in fiscal 2005, $14.6 in fiscal 2004, and $7.7 in fiscal 2003. Generally, to avoid a shortfall payment requirement, the Company must purchase approximately 466 million additional containers by the end of the ten-year term. The minimum future payment obligation cannot be determined at this time, but is currently estimated at $3.3.

Other Contingencies

In connection with the sale of the Company’s Resort Operations in 1997, Vail assumed the obligation to repay, when due, certain indebtedness of Resort Operations consisting of the following: Series 1990 Sports Facilities Refunding Revenue Bonds in the aggregate principal amount of $19.0, bearing interest at rates ranging from 7.75% to 7.875% and maturing in installments in 2006 through 2008; and Series 1991 Sports Facilities Refunding Revenue Bonds in the aggregate principal amount of $1.5, bearing interest at 7.375% and maturing in 2010 (collectively, “Resort Operations Debt”). The Resort Operations Debt is guaranteed by Ralston Purina Company (Ralston). Pursuant to an Agreement and Plan of Reorganization signed when the Company was spun-off from Ralston in 1994, the Company agreed to indemnify Ralston for any liabilities associated with the guarantees. To facilitate the sale of the Company’s branded cereal business to General Mills in 1997, General Mills acquired the legal entity originally obligated to so indemnify Ralston. Pursuant to the Reorganization Agreement with General Mills, however, the Company has agreed to indemnify General Mills for any liabilities it may incur with respect to indemnifying Ralston relating to aforementioned guarantees. Presently, management believes there is not a significant likelihood that Vail will default on its repayment obligations with respect to the Resort Operations Debt.

NOTE 15 – PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company sponsors qualified and supplemental noncontributory defined benefit pension plans and other postretirement benefit plans for certain of its employees. The Company uses the fiscal year end as the measurement date for the plans. The following tables provide a reconciliation of the changes in the plans’ benefit obligations and fair value of assets over the two-year period ending September 30, 2005, and a statement of the funded status as of September 30 of both years.

	Pension Benefits		Other Benefits
	2005	2004	2005	2004

Change in benefit obligation
Benefit obligation at beginning of year	$170.0	$151.5	$24.3	$29.8
Service cost	2.3	3.3	.1	.1
Interest cost	9.6	8.8	1.3	1.7
Actuarial loss (gain)	13.8	13.5	6.0	(6.0)
Curtailment gain	(.2)	—	—	—
Benefit payments	(7.5)	(7.1)	(1.5)	(1.3)
Benefit obligation at end of year	$188.0	$170.0	$30.2	$24.3

Change in fair value of plan assets
Fair value of plan assets at beginning of year	$121.2	$114.9	$—	$—
Actual return on plan assets	15.3	12.9	—	—
Employer contributions	10.6	.5	1.5	1.3
Benefit payments	(7.5)	(7.1)	(1.5)	(1.3)
Fair value of plan assets at end of year	$139.6	$121.2	$—	$—

Funded status	$(48.4)	$(48.8)	$(30.2)	$(24.3)
Unrecognized net actuarial loss	59.4	52.1	12.8	7.2
Unrecognized prior service cost	—	—	(.1)	(.1)
Unrecognized transition asset	—	(.1)	—	—
Net amount recognized	$11.0	$3.2	$(17.5)	$(17.2)

Amounts recognized
Accrued benefit liability	$(42.8)	$(43.9)	$(17.5)	$(17.2)
Accumulated other comprehensive loss	53.8	47.1	—	—
Net amount recognized	$11.0	$3.2	$(17.5)	$(17.2)

Weighted-average assumptions used
to determine benefit obligation
Discount rate	5.70%	5.75%	5.70%	5.75%
Rate of compensation increase	3.50%	3.50%	3.50%	3.50%

For September 30, 2005 measurement purposes, the assumed annual rate of increase in the future per capita cost of covered health care benefits was 9% for 2006, declining gradually to an ultimate rate of 5% for 2010 and beyond. For September 30, 2004 measurement purposes, the assumed annual rate of increase in the future per capita cost of covered health care benefits was 10% for 2005, declining gradually to an ultimate rate of 5% for 2010 and beyond. A 1% change in assumed health care cost trend rates would result in a corresponding change in the accumulated postretirement benefit obligation at September 30, 2005 of approximately $2.7 and in the total service and interest cost components for fiscal 2005 of approximately $.2.

The Medicare Prescription Drug Improvement and Modernization Act of 2003 introduced a prescription drug benefit under Medicare Part D and a federal subsidy to sponsors of retirement health care plans that provide a benefit that is at least actuarially equivalent to Medicare Part D. Ralcorp’s expected subsidy resulted in a $3.4 reduction in the accumulated postretirement benefit obligation at July 1, 2004. That reduction is reflected in the 2004 actuarial gain in the above table.

In September 2003, Ralcorp’s Board of Directors approved management’s recommendation to modify the pension benefits to be provided under the Ralcorp Retirement Plan. Accordingly, no additional pension benefits are earned by administrative employees as the result of additional service or pay increases after December 31, 2003.

All plans had an accumulated benefit obligation in excess of plan assets. The aggregate accumulated benefit obligation for pension plans was $182.3 at September 30, 2005, and $165.1 at September 30, 2004.

Expected future benefit payments and related federal subsidy receipts (Medicare Part D, as discussed above) in the next ten years are as follows:

	2006	2007	2008	2009	2010	2011-2015
Pension benefits	$7.8	$7.4	$8.2	$8.7	$9.0	$59.5
Other benefits	1.7	1.7	1.8	1.9	2.0	11.3
Subsidy receipts	(.1)	(.2)	(.2)	(.2)	(.2)	(1.3)

Other than those made as benefit payments in unfunded plans, no contributions are currently expected to be paid to the plans during fiscal 2006.

The following table provides the components of net periodic benefit cost for the plans.

	Pension Benefits			Other Benefits
	2005	2004	2003	2005	2004	2003
Service cost	$2.3	$3.3	$5.4	$.1	$.1	$.1
Interest cost	9.6	8.8	9.1	1.3	1.7	1.8
Expected return on plan assets	(11.6)	(11.9)	(11.6)	—	—	—
Amortization of:
Net loss	2.6	.4	.2	.4	.8	.8
Transition asset	(.1)	—	(.1)	—	—	—
Net periodic benefit cost	$2.8	$.6	$3.0	$1.8	$2.6	$2.7

Weighted-average assumptions used
to determine net benefit cost
Discount rate	6.00%	6.00%	6.75%	6.00%	6.00%	6.75%
Rate of compensation increase	3.50%	4.75%	4.75%	3.50%	4.75%	4.75%
Expected return on plan assets	9.00%	9.00%	9.50%	n/a	n/a	n/a

The expected return on pension plan assets was determined based on historical and expected future returns of the various asset classes, using the target allocation. The broad target allocations are 70% equity securities (comprised of 56% U.S. equities and 14% foreign equities) and 30% debt securities. At September 30, 2005, equity securities were 70.0% and debt securities were 30.0% of the fair value of total plan assets, over 99% of which was invested in passive index funds. At September 30, 2004, equity securities were 69.9% and debt securities were 30.1%. The allocation guidelines were established based on the Company’s determination of the appropriate risk posture and long-term objectives.

In addition to the defined benefit plans described above, Ralcorp sponsors defined contribution [401(k)] plans under which it makes matching contributions. The costs of these plans were $5.9, $5.3, and $3.5 for the years ended September 30, 2005, 2004, and 2003, respectively. The Company contributed $1.0 to multiemployer pension plans in each of the years ended September 2005 and 2004.

NOTE 16 – SHAREHOLDERS’ EQUITY

At September 30, 2005, 2,949,641 shares of the Company’s common stock were reserved under various employee incentive compensation and benefit plans.

During the last three days of fiscal 2005, the Company repurchased 24,700 shares of its common stock on the open market at a total cost of $1.0, but the trades were not settled until the first three business days of fiscal 2006. Those stock repurchases are not reflected in the Company’s financial statements as of and for the year ended September 30, 2005, but will be reflected in fiscal 2006.

The Company has not issued any shares of preferred stock. The terms of any series of preferred stock (including but not limited to the dividend rate, voting rights, convertibility into other Company securities, and redemption) may be set by the Company’s Board of Directors.

At September 30, 2005, accumulated other comprehensive loss included $34.6 in net minimum pension liability adjustments after taxes and a $1.9 net gain on cash flow hedging instruments after taxes. At September 30, 2004, the respective amounts were $29.8 and a $.1 net loss.

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

NOTE 17 – STOCK-BASED COMPENSATION PLANS

On January 31, 2002, the Company’s shareholders adopted the 2002 Incentive Stock Plan (Plan), which reserves shares to be used for various stock-based compensation awards and replaces the 1997 Incentive Stock Plan. The Plan provides that eligible employees may receive stock option awards and other stock awards payable in whole or part by the issuance of stock. At September 30, 2005, 789,024 shares were available for future awards under the Plan, excluding the potential reduction due to future exercises of stock appreciation rights (discussed herein).

Stock Options

Changes in nonqualified stock options outstanding are summarized in the following table.

	2005		2004		2003
	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price	Shares Under Option	Weighted Average Exercise Price
Outstanding, beginning of year	2,780,975	$20.09	2,669,667	$17.82	2,454,903	$16.88
Granted	198,281	44.32	430,764	31.62	331,554	23.77
Exercised	(756,842)	16.66	(308,277)	16.43	(100,854)	14.18
Forfeited or expired	(62,325)	25.59	(11,179)	22.96	(15,936)	19.75
Outstanding, end of year	2,160,089	23.35	2,780,975	20.09	2,669,667	17.82
Exercisable, end of year	480,715	17.72	959,919	16.13	744,936	14.39

On September 23, 2004, in connection with the authorization of the special dividend payable to shareholders of record as of the close of business on October 8, 2004 (see Note 16), the Board amended the Incentive Stock Plans to require a related adjustment of all outstanding stock options. Logically, once shares trade without the right to receive the special dividend (which occurs two days before the date of record), the stock price will decline by an amount equal to the special dividend. The closing stock price on October 5, 2004 was $36.58, so the $1.00 dividend had the effect of reducing the stock price to approximately 97.27 percent of its value. So that option holders did not experience a reduction in the intrinsic value of their options, outstanding stock option exercise prices were reduced proportionately, and the number of shares of each award was increased inversely proportionally to approximately 102.81 percent of the original number of shares. As a result of the adjustments, the intrinsic value of each award was substantially the same before and after the dividend. All of the data presented in the table above has been revised to reflect the number of options and exercise prices on a comparable basis.

Generally, options are exercisable beginning from three to nine years after date of grant and have a maximum term of ten years. The following table provides more information about options outstanding at September 30, 2005.

	Outstanding			Exercisable
Range of Exercise Prices	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Life	Shares Under Option	Weighted Average Exercise Price
$11.68 - $15.00	444,278	$12.09	3.2 years	107,872	$13.37
$15.01 - $20.00	480,169	17.44	4.6 years	287,138	17.24
$20.01 - $30.00	640,982	24.03	6.6 years	83,135	24.47
$30.01 - $40.00	408,660	31.73	8.4 years	2,570	34.73
$40.01 - $45.25	186,000	44.81	6.5 years	—	—
$11.68 - $45.25	2,160,089	23.35	5.8 years	480,715	17.72

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model. The weighted average assumptions and fair values for options granted each year were as follows:

	2005	2004	2003
Expected stock price volatility	29.07%	34.75%	36.21%
Risk-free interest rate	3.84%	3.72%	3.52%
Expected option life	5.73 yrs	7.17 yrs	7.09 yrs
Fair value (per share)	$15.25	$14.41	$10.94

Restricted Stock Awards

Restricted stock awards (nonvested stock) granted during the past three years are shown in the following table. Nearly all of the shares granted in fiscal 2004 are scheduled to vest in 2011, 2012, and 2013, but would vest immediately in the event of retirement or involuntary termination (other than for cause). The grant date market value of each award is recorded as a reduction of shareholders’ equity and amortized on a straight-line basis over the expected vesting period. As of September 30, 2005, a total of 142,238 shares of restricted stock were being amortized. The related compensation expense was approximately $.7 in fiscal 2005, $.2 in fiscal 2004, and less than $.1 in fiscal 2003.

	2005	2004	2003
Number of shares granted	8,703	133,926	2,000
Weighted average grant date fair value per share	$41.05	$35.45	$25.00

Stock Appreciation Rights

On September 29, 2005, a total of 400,000 stock appreciation rights (SARs) with a weighted average grant date fair value of $13.55 per SAR were granted to certain key employees. One third of the awards becomes exercisable on September 29 of 2008, 2009, and 2010. Upon exercise, the SAR holder will receive the number of shares of Ralcorp common stock equal in value to the difference between the exercise price ($42.00) and the fair market value at the date of exercise, less all applicable taxes. The SARs expire September 28, 2015.

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

Matching contributions related to these three deferred compensation plans resulted in additional annual compensation expense of approximately $.2, $.2, and $.1 for fiscal 2005, 2004, and 2003, respectively. Market adjustments to the liability and investment related to these plans resulted in pretax expense of $.7, $.8, and $.9 for fiscal 2005, 2004, and 2003, respectively.

NOTE 18 – SEGMENT INFORMATION

The Company’s operating segments offer different products and are managed separately. These operating segments have been aggregated to present the Company’s reportable segments – Cereals, Crackers & Cookies; Dressings, Syrups, Jellies & Sauces; Snack Nuts & Candy; and Frozen Bakery Products. The Company evaluates each segment’s performance based on its profit contribution, which is profit or loss from operations before income taxes, interest, costs related to restructuring activities, and other unallocated corporate income and expenses.

On October 1, 2004, operations of the in-store bakery (ISB) group began reporting to management of Bakery Chef, who then report combined results to Ralcorp’s top management. Consequently, ISB (comprising the Cascade, Lofthouse, and C2B acquisitions) is now combined with Bakery Chef in the Frozen Bakery Products reportable segment rather than with Bremner in Cereals, Crackers & Cookies. All corresponding items of segment information for earlier periods have been restated to conform to the new presentation.

The accounting policies of the segments are the same as those described in Note 1. The Company’s revenues were primarily generated by sales within the United States; foreign sales were immaterial. There were no material intersegment revenues. In fiscal 2005, one customer accounted for $264.1, or approximately 16%, of total net sales. Each of the segments sells products to this major customer.

The table below presents information about reportable segments as of and for the years ended September 30. Note that “Additions to property and intangibles” excludes additions through business acquisitions (see Note 2).

	2005	2004	2003
Net sales
Ralston Foods	$389.8	$348.6	$316.7
Bremner	327.4	313.6	290.9
Cereals, Crackers & Cookies	717.2	662.2	607.6
Dressings, Syrups, Jellies & Sauces	389.9	388.8	405.8
Snack Nuts & Candy	233.2	230.9	183.5
Frozen Bakery Products	334.8	276.5	106.7
Total	$1,675.1	$1,558.4	$1,303.6

Profit contribution
Cereals, Crackers & Cookies	$69.1	$68.7	$58.8
Dressings, Syrups, Jellies & Sauces	12.3	11.6	8.0
Snack Nuts & Candy	21.9	20.2	22.8
Frozen Bakery Products	49.3	38.4	18.1
Total segment profit contribution	152.6	138.9	107.7
Interest expense, net	(16.5)	(13.1)	(3.3)
Goodwill impairment loss	—	—	(59.0)
Restructuring charges	(2.7)	(2.4)	(14.3)
Accelerated depreciation	(2.4)	(1.4)	(3.0)
Litigation settlement income	1.8	.9	14.6
Systems upgrades and conversions	(7.0)	(5.5)	(2.5)
Other unallocated corporate expenses	(22.3)	(15.5)	(15.5)
Earnings before income taxes and equity earnings	$103.5	$101.9	$24.7

Additions to property and intangibles
Cereals, Crackers & Cookies	$24.8	$27.0	$14.5
Dressings, Syrups, Jellies & Sauces	4.7	5.0	10.2
Snack Nuts & Candy	3.7	2.7	1.3
Frozen Bakery Products	12.0	12.1	4.7
Corporate	11.7	7.0	5.4
Total	$56.9	$53.8	$36.1

Depreciation and amortization
Cereals, Crackers & Cookies	$24.0	$21.6	$22.3
Dressings, Syrups, Jellies & Sauces	8.7	8.8	8.5
Snack Nuts & Candy	2.7	2.4	2.3
Frozen Bakery Products	15.1	11.6	2.0
Corporate	5.3	3.1	3.6
Total	$55.8	$47.5	$38.7

Assets, end of year
Cereals, Crackers & Cookies	$370.9	$265.4	$253.3
Dressings, Syrups, Jellies & Sauces	150.5	162.9	168.8
Snack Nuts & Candy	114.8	107.0	101.2
Frozen Bakery Products	447.2	446.0	78.6
Total segment assets	1,083.4	981.3	601.9
Investment in Ralcorp Receivables Corporation	42.5	98.0	52.4
Investment in Vail Resorts, Inc.	87.6	80.7	80.1
Other unallocated corporate assets	56.0	61.6	59.9
Total	$1,269.5	$1,221.6	$794.3

NOTE 19 – QUARTERLY FINANCIAL DATA (UNAUDITED)

The results for any single quarter are not necessarily indicative of the Company’s results for any other quarter or the full year. Due to the Company’s equity interest in Vail (see Note 6), which typically yields more than the entire year’s equity income during the Company’s second and third fiscal quarters, net earnings of the Company are seasonal. In addition certain aspects of the Company’s operations, especially in the Snack Nuts & Candy segment, are somewhat seasonal with a higher percentage of sales and operating profits expected to be recorded in the first and fourth fiscal quarters. Selected quarterly financial data is shown below. The restructuring charges and litigation settlement income are unusual or infrequently occurring items and are described in Note 3 and Note 4, respectively.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Fiscal 2005
Net sales	$440.1	$386.6	$406.5	$441.9	$1,675.1
Gross profit	88.6	77.1	80.4	89.9	336.0
Restructuring charges	(.1)	—	(1.5)	(1.1)	(2.7)
Litigation settlement income	—	—	1.7	.1	1.8
Net earnings	16.6	17.9	24.0	12.9	71.4
Diluted earnings per share	.55	.59	.79	.42	2.34
Market price per share - high	42.28	47.49	47.75	45.40	47.75
Market price per share - low	34.96	41.55	37.63	39.53	34.96

Fiscal 2004
Net sales	$362.5	$383.4	$386.3	$426.2	$1,558.4
Gross profit	70.6	80.3	80.7	89.6	321.2
Restructuring charges	(.3)	(.3)	(.4)	(1.4)	(2.4)
Litigation settlement income	—	.8	.1	—	.9
Net earnings	11.7	16.3	24.6	12.5	65.1
Diluted earnings per share	.39	.54	.82	.41	2.17
Market price per share - high	32.50	35.19	35.20	37.60	37.60
Market price per share - low	26.88	29.49	29.62	33.95	26.88

NOTE 20 –SUBSEQUENT EVENT

On November 15, 2005, the Company completed the acquisition of Western Waffles, Ltd. for approximately $84 in cash (pending a net asset adjustment and additional acquisition costs), including indebtedness paid off at closing. The transaction was financed primarily through borrowings under its existing $150 revolving credit facility. Western Waffles is a Canadian manufacturer of private label frozen griddle products including frozen toaster waffles (which represent 90% of its total revenues), pancakes and French toast, with three manufacturing facilities in Canada and approximately 370 employees. For the year ended December 31, 2004, Western Waffles had net sales of $75 (USD) throughout the U.S. and Canada, with approximately 80% of its sales in U.S. retail and mass merchandise channels. The Western Waffles business complements Ralcorp’s Bakery Chef’s product offering (which consists of a variety of branded frozen griddle products sold primarily in the food service channels) and will allow Ralcorp to enter the private label frozen griddle products category. The acquired business will be reported within the Frozen Bakery Products segment.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Co-Chief Executive Officers and its Controller and Chief Accounting Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2005. Based upon that evaluation, the Co-Chief Executive Officers and the Controller and Chief Accounting Officer have concluded that, as of September 30, 2005, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information that is required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

In July 2005, we completed an upgrade of the information systems at all but one minor facility in our Bremner division to accumulate financial data used in financial reporting. We utilized this new system to generate financial statements for our fourth fiscal quarter ended September 30, 2005. The upgrade was not made in response to any deficiency in our internal controls. Other than ongoing modifications to our information systems following our primary system upgrade, which we believe enhance our internal control over financial reporting, there were no changes in our internal control over financial reporting during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting is provided in Item 8 of this report and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

Information appearing under the headings “EXECUTIVE COMPENSATION,” “DIRECTOR COMPENSATION,” “EXECUTIVE AGREEMENTS,” and “EXECUTIVE BENEFITS” in the Company’s Notice of Annual Meeting and Proxy Statement (to be filed) is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The discussion of the security ownership of certain beneficial owners and management appearing under the headings “STOCK OWNERSHIP INFORMATION” and “EXECUTIVE COMPENSATION - EQUITY COMPENSATION PLAN INFORMATION” in the Company’s Notice of Annual Meeting and Proxy Statement (to be filed) is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information appearing under the heading “OTHER RELATIONSHIPS INVOLVING DIRECTORS, OFFICERS, OR THEIR ASSOCIATES” of the Company’s Notice of Annual Meeting and Proxy Statement (to be filed) is hereby incorporated by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the heading “OTHER MATTERS - Fees Paid To PricewaterhouseCoopers LLP” in the Company’s Notice of Annual Meeting and Proxy Statement (to be filed) is hereby incorporated by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

             Documents filed with this report:

1.	Financial Statements. The following are filed as a part of this document under Item 8.

-Management’s Report on Internal Control over Financial Reporting
-Report of Independent Registered Public Accounting Firm
-Consolidated Statements of Earnings for years ended September 30, 2005, 2004 and 2003
-Consolidated Balance Sheets at September 30, 2005 and 2004
-Consolidated Statements of Cash Flows for years ended September 30, 2005, 2004 and 2003
-Consolidated Statements of Shareholders’ Equity for the three years ended September 30, 2005
-Notes to Consolidated Financial Statements

2.
Financial Statement Schedules. None. Schedules not included have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto. Financial statements of the Registrant’s 50% or less owned companies have been omitted because, in the aggregate, they are not significant.

3.	Exhibits. See the Exhibit Index that appears at the end of this document and which is incorporated herein. Exhibits 10.10 through 10.49 are management compensation plans or arrangements.

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

December 14, 2005

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

Signature	Title	Date

/s/ KEVIN J. HUNT	Director and Co-Chief Executive Officer	December 14, 2005
Kevin J. Hunt	and President (Principal Executive Officer)

/s/ DAVID P. SKARIE	Director and Co-Chief Executive Officer	December 14, 2005
David P. Skarie	and President (Principal Executive Officer)

/s/ THOMAS G. GRANNEMAN	Corporate Vice President and	December 14, 2005
Thomas G. Granneman	Controller (Principal Accounting Officer)

/s/ DAVID R. BANKS	Director	December 14, 2005
David R. Banks

/s/ JACK W. GOODALL	Director	December 14, 2005
Jack W. Goodall

/s/ BILL G. ARMSTRONG	Director	December 14, 2005
Bill G. Armstrong

/s/ DAVID W. KEMPER	Director	December 14, 2005
David W. Kemper

/s/ RICHARD A. LIDDY	Director	December 14, 2005
Richard A. Liddy

/s/ JOE R. MICHELETTO	Director	December 14, 2005
Joe R. Micheletto

/s/ WILLIAM P. STIRITZ	Director	December 14, 2005
William P. Stiritz

 EXHIBIT INDEX

Exhibit Number	Description of Exhibit

*3.1	Restated Articles of Incorporation of Ralcorp Holdings, Inc. (Filed as Exhibit 3.1 to the Company’s Form 10-Q for the period ended December 31, 1996).

*3.2	Bylaws of Ralcorp Holdings, Inc. (Filed as Exhibit 3.2 to the Company’s Form 10-K for the year ended September 30, 2002).

*4.1	Shareholder Protection Rights Agreement (Filed as Exhibit 4.1 to the Company’s Registration Statement on Form 10 dated December 27, 1996).

*4.2	First Amendment to Shareholder Rights Protection Plan (Filed as Exhibit 4 to the Company’s Form 10-Q for the period ended June 30, 1997).

*10.1
$150,000,000 Credit Agreement among Ralcorp Holdings, Inc., the lenders named therein, and JP Morgan Bank, as Agent, dated as of October 5, 2004 (Filed as Exhibit 99.1 to the Company’s Form 8-K dated as of October 21, 2004).

*10.2
Reorganization Agreement dated as of January 31, 1997 by and among Ralcorp Holdings, Inc., New Ralcorp Holdings, Inc., Ralston Foods, Inc., Chex, Inc. and General Mills, Inc. (Filed as Exhibit 10.2 to the Company’s Form 10-Q for the period ended December 31, 1997).

*10.3
Receivables Purchase Agreement dated as of September 25, 2001 among Ralcorp Receivables Corporation, Ralcorp Holdings, Inc., Falcon Asset Securitization Corporation and Bank One, N.A. (Filed as Exhibit 10.4 to the Company’s Form 10-K for the year ended September 30, 2001).

10.4
Amendment No. 5 to Receivables Purchase Agreement dated as of September 25, 2001 among Ralcorp Receivables Corporation, Ralcorp Holdings, Inc., Falcon Asset Securitization Corporation and Bank One, N.A. dated October 20, 2005.

*10.5
Agreement and Plan of Merger dated as of August 13, 1996 by and among Ralcorp Holdings, Inc., General Mills, Inc. and General Mills Missouri, Inc. (Filed as Exhibit 2.6 to the Company’s Form 10-Q for the period ended December 31, 1996).

*10.6
Stock Purchase Agreement by and among Vail Resorts, Inc., Ralston Foods, Inc. and Ralston Resorts, Inc. dated July 22, 1996 (Filed as Exhibit 10.10 to the Company’s Registration Statement on Form 10, dated December 27, 1996).

*10.7
Shareholder Agreement dated as of January 3, 1997 among Vail Resorts, Inc., Ralston Foods, Inc. and Apollo Ski Partners L.P. (Filed as Exhibit 10.9 to the Company’s Form 10-Q for the period ended December 31, 1996).

*10.8
First Amendment to Shareholder Agreement dated as of November 1, 1999 among Vail Resorts, Inc., Ralcorp Holdings, Inc. and Apollo Ski Partners LP. (Filed as Exhibit 10.9(a) to the Company’s Form 10-K for the year ended September 30, 2000).

*10.9
Termination Agreement by and among Vail Resorts, Inc., Ralcorp Holdings, Inc. and Apollo Ski Partners dated as of October 5, 2004 (Filed as Exhibit 99.1 to the Company’s Form 8-K dated October 6, 2004).

*10.10	Incentive Stock Plan (Filed as Exhibit 10.01 to the Company’s Registration Statement on Form 10 dated December 27, 1996).

*10.11	Form of 1997 Non-Qualified Stock Option Agreement (Filed as Exhibit 10.01 to the Company’s Form 10-Q for the period ended June 30, 1997).

*10.12	Form of 1997 Non-Qualified Stock Option Agreement for Non-Management Directors (Filed as Exhibit 10.01 to the Company’s Form 10-Q for the period ended June 30, 1997).

*10.13	Form of Amended and Restated Management Continuity Agreement for Corporate Officers (Filed as Exhibit 10.2 to the Company’s Form 10-Q for the period ended December 31, 2003).

Exhibit Number	Description of Exhibit

*10.14	Form of Management Continuity Agreement for Co-Chief Executive Officers (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the period ended December 31, 2003).

*10.15	Summary of Terms for 1998 Non-Qualified Stock Options (Filed as Exhibit 10.23 to the Company’s Form 10-K for the year ended September 30, 1998).

*10.16	Split Dollar Second to Die Life Insurance Arrangement (Filed as Exhibit 10.07 to the Company’s Registration Statement on Form 10 dated December 27, 1996).

*10.17	Change in Control Severance Compensation Plan (Filed as Exhibit 10.06 to the Company’s Registration Statement on Form 10 dated December 27, 1996).

*10.18	Deferred Compensation Plan for Non-Management Directors (Filed as Exhibit 10.22 to the Company’s Form 10-K for the year ended September 30, 2002).

10.19	Amended and Restated Deferred Compensation Plan for Key Employees Effective January 1, 2005.

10.20	Executive Health Plan Effective January 1, 2001.

10.21	Amended and Restated Executive Long Term Disability Plan Effective October 1, 2005.

*10.22	Supplemental Retirement Plan (Filed as Exhibit 10.14 to the Company’s Registration Statement on Form 10 dated December 27, 1996).

10.23	Amended and Restated Retired Executive Survivor Benefit Plan Effective October 1, 2005.

10.24	Amended and Restated Executive Savings Investment Plan Effective January 1, 2005.

*10.25	Form of Indemnification Agreement for all Non-Management Directors of the Company (Filed as Exhibit 10.35 to the Company’s Form 10-K for the year ended September 30, 1999).

*10.26	Form of Indemnification Agreement for all Management Directors of the Company (Filed as Exhibit 10.36 to the Company’s Form 10-K for the year ended September 30, 1999).

*10.27	Form of Indemnification Agreement for all Corporate Officers who are not Directors of the Company (Filed as Exhibit 10.37 to the Company’s Form 10-K for the year ended September 30, 1999).

*10.28	Summary of Terms of 1999 Non-Qualified Stock Options (Filed as Exhibit 10.38 to the Company’s Form 10-K for the year ended September 30, 1999).

*10.29	Summary of Terms of 2001 Non-Qualified Stock Options (Filed as Exhibit 10.33 to the Company’s Form 10-K for the year ended September 30, 2001).

*10.30	Form of Non-Qualified Stock Option Agreement dated May 24, 2001 for each non-management Director (Filed as Exhibit 10.34 to the Company’s Form 10-K for the year ended September 30, 2001).

*10.31	Form of Non-Qualified Stock Option Agreement dated September 27, 2001 for each non-management Director (Filed as Exhibit 10.35 to the Company’s Form 10-K for the year ended September 30, 2001).

*10.32	Restricted Stock Award Agreement dated May 24, 2001 with William P. Stiritz (Filed as Exhibit 10.36 to the Company’s Form 10-K for the year ended September 30, 2001).

*10.33	Ralcorp Holdings, Inc. 2002 Incentive Stock Plan (Filed as Exhibit 10.38 to the Company’s Form 10-K for the year ended September 30, 2002).

*10.34	Form of 2004 Long-Term Restricted Stock Award for Corporate Officers (Filed as Exhibit 99.1 to the Company’s Form 8-K dated as of September 29, 2004).

Exhibit Number	Description of Exhibit

*10.35	2002 Restricted Stock Award Agreement with William P. Stiritz granted January 2, 2002 (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the period ended March 31, 2002).

*10.36	Form of 2002 Non-Qualified Stock Option Agreement (Filed as Exhibit 10.2 to the Company’s Form 10-Q for the period ended March 31, 2002).

*10.37	Form of 2002 Non-Qualified Stock Option Agreement for non-management Directors (Filed as Exhibit 10.41 to the Company’s Form 10-K for the year ended September 30, 2002).

*10.38	2003 Restricted Stock Award Agreement with William P. Stiritz (Filed as Exhibit 10.42 to the Company’s Form 10-K for the year ended September 30, 2003).

*10.39	Form of 2003 Non-Qualified Stock Option Agreement (Filed as Exhibit 10.42 to the Company’s Form 10-K for the year ended September 30, 2003).

*10.40	Form of 2003 Non-Qualified Stock Option Agreement for non-management Directors (Filed as Exhibit 10.42 to the Company’s Form 10-K for the year ended September 30, 2003).

*10.41	Restricted Stock Award Agreement dated January 2, 2004 with William P. Stiritz (Filed as Exhibit 10.42 to the Company’s Form 10-K for the year ended September 30, 2004).

*10.42	Restricted Stock Award Agreement dated January 2, 2004 with Joe R. Micheletto (Filed as Exhibit 10.43 to the Company’s Form 10-K for the year ended September 30, 2004).

*10.43	Form of Non-Qualified Stock Option Agreement dated February 5, 2004 (Filed as Exhibit 10.44 to the Company’s Form 10-K for the year ended September 30, 2004).

*10.44	Form of Director Non-Qualified Stock Option Agreement dated September 23, 2004 (Filed as Exhibit 99.1 to the Company’s Form 8-K dated September 29, 2004).

*10.45	Form of Non-Qualified Stock Option Agreement dated February 2, 2005 (Filed as Exhibit 10.2 to the Company’s Form 10-Q for the period ended March 31, 2005).

*10.46	Restricted Stock Award Agreement dated June 29, 2005 (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the period ended June 30, 2005).

*10.47	Form of Director Non-Qualified Stock Option Agreement dated September 29, 2005 (Filed as Exhibit 99.1 to the Company’s Form 8-K dated October 5, 2005).

10.48	Form of Stock Appreciation Rights Agreement dated September 29, 2005.

*10.49	Amended and Restated 2002 Incentive Stock Plan (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the period ended March 31, 2005).

*10.50	Floating Rate Senior Notes, Series A, due May 22, 2010 Note Purchase Agreement (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the period ended June 30, 2003).

*10.51
$145,000,000 4.24% Series B Senior Notes due December 22, 2010, First Supplement to Note Purchase Agreements dated as of December 22, 2003 (Filed as Exhibit 10.4 to the Company’s Form 10-Q for the period ended December 31, 2003).

*10.52
$50,000,000 5.43% Series C Senior Notes due December 22, 2013, Second Supplement to Note Purchase Agreements dated as of December 22, 2003 (Filed as Exhibit 10.5 to the Company’s Form 10-Q for the period ended December 31, 2003).

*10.53
$75,000,000 4.76% Series D Senior Notes due December 22, 2013, Third Supplement to Note Purchase Agreements dated as of December 22, 2003 (Filed as Exhibit 10.6 to the Company’s Form 10-Q for the period ended December 31, 2003).

Exhibit Number	Description of Exhibit

21	Subsidiaries of the Company.

23	Consent of PricewaterhouseCoopers LLP.

*24	Power of Attorney (Included under Signatures).

31.1	Certification of Kevin J. Hunt pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated December 14, 2005.

31.2	Certification of David P. Skarie pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated December 14, 2005.

31.3	Certification of Thomas G. Granneman pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated December 14, 2005.

32
Certification of Kevin J. Hunt, David P. Skarie and Thomas G. Granneman, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated December 14, 2005.

_____
* Incorporated by reference