Form 10-Q
period 2005-12-31
RALCORP HOLDINGS INC /MO
filed 2006-02-09
CIK 1029506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005.

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO ____________.

Commission file number: 1-12619

Ralcorp Holdings, Inc.
(Exact name of registrant as specified in its charter)

Missouri	43-1766315
(State of Incorporation)	(I.R.S. Employer
Identification No.)

800 Market Street, Suite 2900
St. Louis, MO	63101
(Address of principal	(Zip Code)
Executive offices)

(314) 877-7000
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (x) No ( )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.  (Check One):
Large accelerated filer (x)                                                       Accelerated filer (  )                                                               Non-accelerated filer (  )

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ( ) No (x)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at
par value $.01 per share	February 7, 2006
28,892,125

RALCORP HOLDINGS, INC.

(i)

PART I.  FINANCIAL INFORMATION

Item 1.   Financial Statements

RALCORP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
(Dollars in millions except per share data)

	Three Months Ended
	December 31,
	2005	2004

Net Sales	$464.0	$440.1
Cost of products sold	(379.0)	(351.5)
Gross Profit	85.0	88.6
Selling, general and administrative expenses	(59.1)	(52.1)
Interest expense, net	(4.5)	(3.9)
Restructuring charges	-	(.1)
Earnings before Income Taxes
and Equity Earnings	21.4	32.5
Income taxes	(7.4)	(11.9)
Earnings before Equity Earnings	14.0	20.6
Equity in loss of Vail Resorts, Inc.,
net of related deferred income taxes	(4.3)	(4.0)
Net Earnings	$9.7	$16.6

Earnings per Share
Basic	$.33	$.56
Diluted	$.32	$.55

See accompanying Notes to Condensed Consolidated Financial Statements.

RALCORP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in millions)
	Three Months Ended
	December 31,
	2005	2004

Net Earnings	$9.7	$16.6
Other comprehensive income	1.5	-
Comprehensive Income	$11.2	$16.6

See accompanying Notes to Condensed Consolidated Financial Statements.

RALCORP HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in millions)
	Dec. 31,	Sep. 30,
	2005	2005

Assets
Current Assets
Cash and cash equivalents	$19.3	$6.2
Investment in Ralcorp Receivables Corporation	96.3	42.5
Receivables, net	36.2	30.8
Inventories	185.0	181.5
Deferred income taxes	6.9	6.7
Prepaid expenses and other current assets	4.7	2.3
Total Current Assets	348.4	270.0
Investment in Vail Resorts, Inc.	81.0	87.6
Property, Net	388.8	357.4
Goodwill	444.3	412.5
Other Intangible Assets, Net	146.8	125.0
Other Assets	19.0	17.0
Total Assets	$1,428.3	$1,269.5

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$74.9	$76.9
Book cash overdrafts	33.9	35.0
Other current liabilities	67.2	59.5
Total Current Liabilities	176.0	171.4
Long-term Debt	550.7	422.0
Deferred Income Taxes	62.0	61.2
Other Liabilities	148.5	96.6
Total Liabilities	937.2	751.2
Shareholders' Equity
Common stock	.3	.3
Capital in excess of par value	121.3	119.9
Retained earnings	510.6	500.9
Common stock in treasury, at cost	(105.7)	(65.8)
Unearned portion of restricted stock	(4.1)	(4.3)
Accumulated other comprehensive loss	(31.3)	(32.7)
Total Shareholders' Equity	491.1	518.3
Total Liabilities and Shareholders' Equity	$1,428.3	$1,269.5

See accompanying Notes to Condensed Consolidated Financial Statements.

RALCORP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in millions)
	Three Months Ended
	December 31,
	2005	2004

Cash Flows from Operating Activities
Net earnings	$9.7	$16.6
Adjustments to reconcile net earnings to net
cash flow provided by operating activities:
Depreciation and amortization	16.2	12.6
Sale of receivables, net	(49.0)	50.0
Deferred income taxes	(3.8)	(2.7)
Equity in loss of Vail Resorts, Inc.	6.6	6.2
Other changes in current assets and liabilities, net
of effects of business acquisitions	(10.9)	.9
Other, net	.8	.8
Net Cash (Used) Provided by Operating Activities	(30.4)	84.4

Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	(84.4)	-
Additions to property and intangible assets	(12.4)	(14.9)
Proceeds from sale of property	2.0	-
Net Cash Used by Investing Activities	(94.8)	(14.9)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	175.0	-
Repayment of long-term debt	-	(50.0)
Net borrowings under credit arrangements	(46.3)	1.0
Advance proceeds from forward sale of investment	50.5	-
Purchases of treasury stock	(40.6)	(1.4)
Proceeds from exercise of stock options	.5	1.2
Dividends paid	-	(29.3)
Other, net	(.8)	(7.4)
Net Cash Provided (Used) by Financing Activities	138.3	(85.9)

Net Increase (Decrease) in Cash and Cash Equivalents	13.1	(16.4)
Cash and Cash Equivalents, Beginning of Period	6.2	23.7
Cash and Cash Equivalents, End of Period	$19.3	$7.3

See accompanying Notes to Condensed Consolidated Financial Statements.

RALCORP HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions except per share data)

NOTE 1 - PRESENTATION OF CONDENSED FINANCIAL STATEMENTS

The accompanying unaudited historical financial statements of the Company have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods presented. All such adjustments are of a normal recurring nature. Operating results for the periods presented are not necessarily indicative of the results for the full year. Certain prior year amounts have been reclassified to conform with the current year’s presentation. These statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended September 30, 2005.

NOTE 2 - ACQUISITIONS

On November 15, 2005, the Company completed the purchase of Western Waffles, Ltd., a Canadian manufacturer of private label frozen griddle products with three manufacturing facilities and approximately 370 employees. The Western Waffles business complements the product offerings of Ralcorp’s Bakery Chef business (which consist of a variety of frozen griddle products sold primarily in the foodservice channel) and launches Ralcorp into the private label frozen griddle products category. The Western Waffles business is reported as part of the Frozen Bakery Products segment. Ralcorp paid a total of $84.4 related to the acquisition, including amounts paid to the former owners and holders of Western Waffles’ outstanding indebtedness, as well as legal fees and other related costs, and accrued an additional $3.3 at December 31, 2005 for the estimated amount of a final net asset adjustment to be paid during the second quarter. Based on a preliminary allocation of the total acquisition cost to assets acquired and liabilities assumed, the Company recorded $31.1 to goodwill as of December 31, 2005. The allocation is subject to change pending the completion of analyses necessary to determine the fair values of certain assets and liabilities. Based on preliminary valuation estimates, the allocation included $24.0 of customer relationships subject to amortization over an estimated amortization period of approximately 15 years.

On June 22, 2005, the Company completed the purchase of Medallion Foods, Inc., reported as part of the Cereals, Crackers & Cookies segment.

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

	Three Months Ended
	December 31,
	2005	2004
Net sales	$473.1	$470.2
Net earnings	9.8	17.3
Basic earnings per share	.33	.59
Diluted earnings per share	.33	.57

On February 7, 2006, the Company completed the purchase of Parco Foods, L.L.C., a Chicago-based manufacturer of high quality cookies for sale primarily in the in-store bakery channel. Parco Foods, which operates a baking facility in Blue Island, Illinois (outside of Chicago) and employs approximately 300 people, had net sales of approximately $50 for the year ended December 25, 2005. Parco will be added to Ralcorp’s Frozen Bakery Products segment and will enhance the segment's existing in-store bakery cookie offerings.

NOTE 3 - STOCK-BASED COMPENSATION

On October 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment", (FAS 123(R)), which replaces FAS 123 and supersedes APB Opinion No. 25. FAS 123(R) requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). Ralcorp elected the modified prospective method of adopting FAS 123(R), whereby compensation cost is recognized for all share-based payments granted after October 1, 2005 and the unvested portion of outstanding awards at that time, based on the grant-date fair value of those awards calculated under FAS 123 for pro forma disclosures. Under this method of adoption, prior periods are not restated. Total compensation cost for share-based payment arrangements recognized during the quarter ended December 31, 2005 was $1.5 and the related recognized deferred tax benefit was $.5. As of December 31, 2005, the total compensation cost related to nonvested awards not yet recognized was $16.8, which is expected to be recognized over a weighted average period of 2.2 years. The adoption of FAS 123(R) had no impact on operating cash flows.

Prior to October 1, 2005, the Company recognized stock-based compensation in accordance with APB 25, which required the use of the intrinsic value method. Accordingly, no compensation expense was recognized in prior periods for the stock options granted, since the exercise price was equal to the fair market value of the shares at the grant date. No compensation expense was recognized before October 1, 2005 for the stock appreciation rights granted September 29, 2005 because the stock price at September 30, 2005 was lower than the grant price. Compensation expense was recognized under APB 25 for the cost of restricted stock awards. If the Company had used the fair value method required by FAS 123(R) for all stock-based compensation awards, net earnings and earnings per share would have been reduced as shown in the following table.

Three Months Ended
December 31,
2004
Net earnings, as reported	$16.6
Add: Stock-based employee compensation expense included
in reported net earnings, net of related tax effects	.1
Deduct: Total stock-based employee compensation expense
determined under fair value based method, net of related tax effects	(.8)
Pro forma net earnings	$15.9

Earnings per share:
Basic - as reported	$.56
Basic - pro forma	$.54

Diluted - as reported	$.55
Diluted - pro forma	$.53

Changes in nonqualified stock options outstanding are summarized in the following table.

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at September 30, 2005	2,160,089	$23.35	5.8 years	$35.8
Exercised	(33,025)	16.33
Outstanding at December 31, 2005	2,127,064	23.46	5.6 years	35.0
Exercisable at December 31, 2005	447,690	17.82	3.4 years	9.9

The Company uses treasury shares to settle options exercised. The total intrinsic value of options exercised during the three months ended December 31, 2005 and 2004 was $.9 and $1.8, respectively, and the tax benefit realized from options exercised during those quarters was $.3 and $.7, respectively.  No options vested during those quarters.

The number of nonvested restricted stock awards was 142,238 at December 31, 2005 and September 30, 2005, with a weighted average grant-date fair value of $41.05. The number of nonvested stock appreciation rights was 400,000 at December 31, 2005 and September 30, 2005, with a weighted average grant-date fair value of $13.55.

NOTE 4 - PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company sponsors qualified and supplemental noncontributory defined benefit pension plans and other postretirement benefit plans for certain of its employees. The following table provides the components of net periodic benefit cost for the plans.

	Three Months Ended
	December 31,
	2005	2004
Pension Benefits
Service cost	$.6	$.6
Interest cost	2.6	2.3
Expected return on plan assets	(3.0)	(2.9)
Amortization of unrecognized net loss	1.1	.2
Net periodic benefit cost	$1.3	$.2

Other Benefits
Service cost	$.1	$-
Interest cost	.4	.4
Amortization of unrecognized net loss	.2	.2
Net periodic benefit cost	$.7	$.6

NOTE 5 - RESTRUCTURING CHARGES

In the quarter ended December 31, 2005, restructuring charges were immaterial. Restructuring charges in the quarter ended December 31, 2004 consisted of incidental expenses related to the closure of the plant in Kansas City, KS. The Kansas City facility was sold in November 2005, with no significant gain or loss.

NOTE 6 - EARNINGS PER SHARE

The weighted-average shares outstanding for basic and diluted earnings per share were as follows (in thousands):

	Three Months Ended
	December 31,
	2005	2004
Weighted Average Shares
for Basic Earnings per Share	29,324	29,398
Dilutive effect of:
Stock options	527	843
Restricted stock awards	32	15
Weighted Average Shares
for Diluted Earnings per Share	29,883	30,256

Certain stock-based awards were outstanding during the three months ended December 31, 2005 and could potentially dilute basic earnings per share in the future, but were not included in the computation of diluted earnings per share for the period because they were antidilutive. Those awards included 25,701 stock options at $34.73 per share, 10,281 stock options at $35.31 per share, 161,000 stock options at $45.25 per share, 25,000 stock options at $42.00 per share, and 400,000 stock appreciation rights at $42.00 per share.

NOTE 7 - SALE OF RECEIVABLES

The Company has an agreement to sell, on an ongoing basis, all of its trade accounts receivable to a wholly owned, bankruptcy-remote subsidiary named Ralcorp Receivables Corporation (RRC). RRC can then sell up to $66.0 of ownership interests in qualifying receivables to a bank commercial paper conduit. RRC is a qualifying special purpose entity under FAS 140, and the sale of Ralcorp receivables to RRC is considered a true sale for accounting, tax and legal purposes. The accounts receivable of the Frozen Bakery Products segment and the recently acquired Medallion business have not been incorporated into the agreement and are not currently being sold to RRC. As of December 31, 2005, the outstanding balance of receivables (net of an allowance for doubtful accounts) sold to RRC was $96.3 and the Company elected not to sell any to the conduit, resulting in a subordinated retained interest of $96.3 reflected on the Company’s consolidated balance sheet as an "Investment in Ralcorp Receivables Corporation." As of September 30, 2005, net receivables sold to RRC were $91.5 and proceeds received were $49.0, resulting in a retained interest of $42.5. Discounts related to the sale of receivables totaled $.5 and $.1 in the three months ended December 31, 2005 and 2004, respectively, and are included on the statement of earnings in selling, general and administrative expenses.

NOTE 8 - INVENTORIES consisted of:
	Dec. 31,	Sep. 30,
	2005	2005
Raw materials and supplies	$89.3	$79.1
Finished products	99.0	105.4
	188.3	184.5
Allowance for obsolete inventory	(3.3)	(3.0)
	$185.0	$181.5

NOTE 9 - PROPERTY, NET consisted of:
	Dec. 31,	Sep. 30,
	2005	2005
Property at cost	$691.8	$651.7
Accumulated depreciation	(303.0)	(294.3)
	$388.8	$357.4

NOTE 10 - OTHER INTANGIBLE ASSETS, NET consisted of:
	Dec. 31,	Sep. 30,
	2005	2005
Computer software	$42.4	$42.0
Customer relationships	122.9	98.3
Trademarks	19.0	19.0
	184.3	159.3
Accumulated amortization	(37.5)	(34.3)
	$146.8	$125.0

Amortization expense related to these assets was $3.1 and $1.7 during the three months ended December 31, 2005 and 2004, respectively.

NOTE 11 - LONG-TERM DEBT consisted of:
	December 31, 2005		September 30, 2005
	Balance	Rate	Balance	Rate
Floating Rate Senior Notes, Series A	$100.0	5.22%	$100.0	4.67%
Fixed Rate Senior Notes, Series B	145.0	4.24%	145.0	4.24%
Fixed Rate Senior Notes, Series C	50.0	5.43%	50.0	5.43%
Fixed Rate Senior Notes, Series D	75.0	4.76%	75.0	4.76%
Fixed Rate Senior Notes, Series E	100.0	5.57%	-	n/a
Fixed Rate Senior Notes, Series F	75.0	5.43%	-	n/a
Industrial Development Revenue Bond	5.6	3.51%	5.6	2.66%
$150 Revolving Credit Agreement	-	n/a	40.0	4.61%
Uncommitted credit arrangements	.1	5.06%	6.4	4.69%
	$550.7		$422.0

On December 21, 2005, the Company issued Fixed Rate Senior Notes, Series E and Series F, totaling $175.0. Series E comprises $100.0 of 5.57% notes due in 2015. Series F consists of $75.0 of 5.43% notes with maturity in 2012. Immediately thereafter, Ralcorp amended all of its Notes such that, if the Company elects to pay additional interest, its ratio of "Total Debt" to "Adjusted EBITDA" (each term as defined in the note agreements) may exceed the 3.5 to 1.0 limit, but be no greater than 4.0 to 1.0, for a period not to exceed 12 consecutive months.

On December 27, 2005, the Company entered into a new $150 Revolving Credit Agreement, replacing the similar agreement established on October 15, 2004. Borrowings under the new agreement incur interest at the Company’s choice of either (1) LIBOR plus the applicable margin rate (currently 0.50%) or (2) the higher of (a) the federal funds rate plus 0.50% or (b) the prime rate. Such borrowings are unsecured and mature on December 27, 2010. The credit agreement calls for a commitment fee calculated as a percentage (currently 0.09%) of the unused portion, and contains certain representations, warranties, covenants, and conditions customary to credit facilities of this nature. The covenants include requirements that "EBIT" be at least three times "Consolidated Interest Expense", and that "Total Debt" not exceed 3.5 times "Adjusted EBITDA" (each term as defined in the agreement).

NOTE 12 - FORWARD SALE CONTRACT

During the quarter ended December 31, 2005, Ralcorp entered into a forward sale contract relating to 1.78 million shares of its Vail common stock. Under the contract, at the maturity dates (half on November 21, 2008 and half on November 22, 2010) we can deliver a variable number of shares of Vail stock to Bank of America. The number of shares ultimately delivered will depend on the price of Vail shares at settlement, and includes a price collar. Ralcorp received $50.5 million under the discounted advance payment feature of the contract. At December 31, 2005, the fair value of the contract was $49.9 million, included in "Other Liabilities" on the balance sheet. Because Ralcorp currently accounts for its investment in Vail Resorts using the equity method, this contract, which is intended to hedge the future sale of those shares, is not eligible for hedge accounting. Therefore, any gains or losses on the contract are immediately recognized in earnings. They are classified in "Interest expense, net" for accounting purposes because the prepayment has characteristics similar to debt.

NOTE 13 - TREASURY STOCK

During the quarter ended December 31, 2005, the Company repurchased 975,581 shares of its common stock at a total cost of $40.6.

NOTE 14 - SEGMENT INFORMATION

The following tables present information about the Company’s reportable segments. Management evaluates each segment’s performance based on its profit contribution, which is profit or loss from operations before income taxes, interest, costs related to restructuring activities, and other unallocated corporate income and expenses.

	Three Months Ended
	December 31,
	2005	2004
Net Sales
Ralston Foods	$112.7	$97.5
Bremner	83.4	85.2
Cereals, Crackers & Cookies	196.1	182.7
Dressings, Syrups, Jellies & Sauces	93.4	97.8
Snack Nuts & Candy	75.9	74.3
Frozen Bakery Products	98.6	85.3
Total	$464.0	$440.1

Profit Contribution
Cereals, Crackers & Cookies	$18.0	$19.5
Dressings, Syrups, Jellies & Sauces	(1.3)	2.9
Snack Nuts & Candy	5.5	6.0
Frozen Bakery Products	13.1	12.8
Total segment profit contribution	35.3	41.2
Interest expense, net	(4.5)	(3.9)
Restructuring charges	-	(.1)
Accelerated depreciation	(.6)	-
Systems upgrades and conversions	(1.1)	(1.1)
Stock-based compensation expense	(1.5)	(.2)
Other unallocated corporate expenses	(6.2)	(3.4)
Earnings before income taxes
and equity earnings	$21.4	$32.5

	Dec. 31,	Sep. 30,
	2005	2005
Total Assets
Cereals, Crackers & Cookies	$368.8	$370.9
Dressings, Syrups, Jellies & Sauces	154.5	150.5
Snack Nuts & Candy	104.8	114.8
Frozen Bakery Products	548.4	447.2
Total segment assets	1,176.5	1,083.4
Investment in Ralcorp Receivables Corporation	96.3	42.5
Investment in Vail Resorts, Inc.	81.0	87.6
Other unallocated corporate assets	74.5	56.0
Total	$1,428.3	$1,269.5

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

RESULTS OF OPERATIONS

Consolidated

Net Earnings     First quarter net earnings were $9.7 million in fiscal 2006, down from $16.6 million in fiscal 2005, and diluted earnings per share decreased from $.55 to $.32. These declines were primarily due to increases in the costs of raw materials, freight, and energy, slightly offset by earnings added by the recent acquisitions and the limited effect of pricing increases. Ingredient and packaging costs were unfavorable by a total of about $7.7 million. Higher freight rates increased cost of products sold by approximately $5.1 million, as fuel costs and truck availability continue to be significant issues. In the first quarter of fiscal 2006, freight costs were approximately 9.3% of total cost of products sold, compared to 8.5% in fiscal 2005 and 7.3% in fiscal 2004. Increases in the costs of natural gas and electricity used in our production facilities reduced gross profit by approximately $3.7 million. Because of the rapid escalation of these costs and the nature of the private label retail business, these costs could not be fully recovered during the quarter through increased pricing or a meaningful reduction in other costs. More detailed discussion and analysis of these and other factors follows.
Net Sales     First quarter net sales were up 5% from $440.1 million in fiscal 2005 to $464.0 million in fiscal 2006, primarily due to business acquisitions. Net sales for the first quarter of fiscal 2006 included $11.5 million from the Medallion Foods business, acquired June 22, 2005, and $9.3 million from the Western Waffles business, acquired November 15, 2005. Note the "Net Sales" comparisons by segment in Note 14 of Item 1, and refer to the segment discussions below for information about other factors affecting net sales.
Operating Expenses     For the three months ended December 31, 2005 and 2004, cost of products sold was 81.7% and 79.9% of net sales, respectively, while selling, general, and administrative (SG&A) expenses were 12.7% and 11.8% of net sales, respectively. The cost of sales percentage increased primarily as a result of higher costs of certain raw materials, freight, and energy, as noted above, partially offset by cost savings from plant closures and other cost reduction efforts. The increase in the SG&A percentage was primarily due to higher systems costs and amortization, stock-based compensation expense due to the adoption of FAS 123(R) ($1.2 million in SG&A), an increase in discounts related to the sale of receivables ($.4 million), and the timing of certain expenses. Again, refer to the segment discussions below for more information.
Interest Expense, Net     Interest expense increased $.6 million from the first quarter of the prior year, primarily as a result of higher average outstanding debt levels in fiscal 2006, but also because of higher rates. The increase in debt was mainly due to borrowings to fund the Medallion and Western Waffles acquisitions. The weighted average interest rate on all of the Company’s outstanding debt was 4.72% and 3.96% in the first quarter of fiscal 2006 and 2005, respectively. For more information, see LIQUIDITY AND CAPITAL RESOURCES below and Note 11 in Item 1.
In the quarter ended December 31, 2005, the effects of these increases were partially offset by a non-cash $.6 million net gain on the variable forward sale contract executed November 22, 2005 related to 1,780,000 of our shares of Vail Resorts, Inc. The contract includes a collar on the Vail stock price and the prepayment of proceeds at a discount (whereby we received $50.5 million). Because we currently account for our investment in Vail Resorts using the equity method, this contract, which is intended to hedge the future sale of those shares, is not eligible for hedge accounting. Therefore, any gains or losses on the contract are immediately recognized in earnings. They are classified in interest expense for accounting purposes because the prepayment has characteristics similar to debt.
We have an agreement which gives us the ability to sell up to $66 million of certain of our trade accounts receivable on an ongoing basis through fiscal 2006. Discounts related to this agreement totaled $.5 million and $.1 million in the first quarters of fiscal 2006 and 2005, respectively, and are included in the consolidated statement of earnings in selling, general and administrative expenses.
Restructuring Charges     Restructuring charges during the quarter ended December 31, 2004 totaled $.1 million and were related to the closure of Carriage House’s Kansas City plant. There were no significant restructuring charges in the first quarter of fiscal 2006.

Income Taxes    The new "Domestic Production Activities Deduction" will reduce our effective federal income tax rate by approximately 1% in fiscal 2006. In addition, favorable Canadian tax benefits reduced our effective rate further, to approximately 34.6% for the quarter ended December 31, 2005. For last year’s first quarter, our effective rate was 36.5%.
Equity in Earnings of Vail Resorts, Inc.    Ralcorp holds approximately 20% of the common stock of Vail Resorts, Inc. (NYSE:MTN). Because of its significant ownership and because two of its directors also serve on the Board of Vail Resorts, Ralcorp accounts for this investment using the equity method. Vail Resorts operates on a fiscal year ending July 31; therefore, we report our portion of Vail Resorts’ operating results on a two-month time lag. Vail Resorts’ operations are highly seasonal, typically yielding income for the second and third fiscal quarters and losses for the first and fourth fiscal quarters. For the first quarter ended December 31, 2005, this investment resulted in a non-cash pre-tax loss of $6.6 million ($4.3 million after taxes), compared to $6.2 million ($4.0 million after taxes) for last year’s first quarter.

Cereals, Crackers & Cookies

As noted above, sales of corn-based snacks from the acquired Medallion business accounted for most of the increase in year-over-year first quarter net sales in the Ralston Foods cereal and snacks division. Continuing its positive trend, the base business grew about 4% overall, with private label ready-to-eat (RTE) cereal sales volume up 5% and hot cereal volumes up 1%. The growth in RTE is attributable not only to increased distribution of well-established products but also to the introduction of new emulations of branded cereals. Recent price increases had only a slight impact in the first quarter, while changes in product mix also had a small positive effect. These sales increases were partially offset by lower volume from cereal co-manufacturing arrangements, which was about two-thirds of last year’s first quarter level and about 3.5% of total sales volume for the 2006 first quarter.
At the Bremner cracker and cookie division, an overall volume decline of 5% from last year’s first quarter was partially offset by the effects of product mix as well as price increases implemented during the second quarter of fiscal 2005. Bremner’s co-manufacturing sales volume was down 17% and accounted for 25% of the overall volume decline at Bremner. Cookie sales volume was down 5%, consistent with industry softness in the cookie category, and cracker sales volume was down 4% due to softness in the saltine and graham segments of the cracker category.
The decrease in the Cereal, Crackers & Cookies segment’s profit contribution for the first quarter was primarily due to the cost increases noted above. For this segment alone, changes in rates resulted in increased costs of freight, energy, and raw materials of approximately $2.2 million, $2.2 million and $.7 million, respectively. Specific commodities with higher costs include sugar, raisins, almonds, wheat, oats, and petroleum-based resin packaging. In addition, Bremner incurred about $.7 million of expenses related to the start-up of new production lines, largely offset by a reduction in the allocations of the costs of several shared selling, general and administrative functions to better reflect the proportion of benefits received. The profit contribution impact of the segment’s decline in co-manufacturing sales was approximately $.6 million.

Dressings, Syrups, Jellies & Sauces

In the Dressings, Syrups, Jellies & Sauces segment, also known as Carriage House, a 5% decline in sales volume was only slightly offset by pricing and mix variances in the first quarter. The decrease in volume was due in part to the effects of the City of Industry plant closure at the end of fiscal 2005 and the loss of certain product lines with a few customers in competitive bids.
Unfavorable costs of raw materials, freight, and energy reduced the segment’s profit contribution by $2.3 million, $1.7 million, and $.8 million, respectively. The raw material impact was almost entirely due to petroleum-based plastic packaging cost increases. Production costs were flat as savings from the City of Industry plant closure were offset by the increased costs of natural gas and electricity.

Snack Nuts & Candy

Despite a 4% decline in sales volume, first quarter net sales for the Snack Nuts & Candy segment, also known as Nutcracker Brands, grew from last year. This growth came primarily from price increases implemented during fiscal 2005, partially offset by a shift toward lower-priced items (peanuts).

The segment’s profit contribution for the first quarter was lower than last year, primarily as a result of $4.1 million of cost increases in ingredients, including cashews, pecans, almonds, macadamias, and Brazil nuts. Allocations from centralized cost centers were about $1 million higher than last year as a result of increased charges related to information systems and revised cross-charges for other shared functions to better reflect the proportion of benefits received. Freight and energy increases further reduced profit by $.3 million and $.2 million, respectively.

Frozen Bakery Products

As noted above, sales from the acquired Western Waffles business accounted for most of the increase in year-over-year first quarter net sales in the Frozen Bakery Products segment. Reported sales from the base businesses grew primarily due to 11% growth in foodservice volume, partially offset by declines in cookies and retail griddle products. A change from a fiscal quarter based on a certain number of weeks to a calendar quarter used by the rest of Ralcorp resulted in incremental sales of approximately $2 million in the quarter ended December 31, 2005.
After about $.2 million amortization of identifiable intangibles, currently estimated at $24.0 million, the profit contribution from Western Waffles was not significant for the first quarter. Despite the strong growth in foodservice sales, the segment’s profit contribution was only slightly higher than in last year’s first quarter, primarily as a result of higher costs of freight ($.9 million), raw materials ($.6 million), and energy ($.5 million). In addition, Frozen Bakery Products incurred about $.4 million of expenses related to the start-up of a new production line.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have funded operating needs by generating positive cash flows through operations. We expect to continue generating operating cash flows through our mix of businesses and expect that short-term and long-term liquidity requirements will be met through a combination of operating cash flows and strategic use of borrowings under committed and uncommitted credit arrangements. Capital resources remained strong at December 31, 2005, with total shareholders’ equity of $491.1 million and a long-term debt to total capital (which is the total of long-term debt and total shareholders’ equity) ratio of 53%, compared with corresponding figures for September 30, 2005 of $518.3 million and 45%. Working capital, excluding cash and cash equivalents, increased to $153.1 million at December 31, 2005, from $92.4 million at September 30, 2005, primarily as a result of a $53.8 million increase in our investment in Ralcorp Receivables Corporation.
Cash flows from operating activities were a $30.4 million net outflow for the first quarter of fiscal 2006, compared to an $84.4 million net inflow in last year’s first quarter. This change was primarily due to cash flows related to our receivables sale agreement. During the first three months of fiscal 2006, net proceeds received from the sale of beneficial interests in accounts receivable were reduced by $49.0 million, compared with a $50.0 million net increase of proceeds a year ago. See Note 7 in Item 1 for more information about the sale of receivables.
Ralcorp paid a total of $84.4 million related to the acquisition of Western Waffles on November 15, 2005, including amounts paid to the former owners and holders of Western Waffles’ outstanding indebtedness, as well as legal fees and other related costs. At December 31, 2005, we accrued an additional $3.3 million for the estimated amount of a final net asset adjustment to be paid during the second quarter. Also during the second quarter, we completed the acquisition of Parco Foods at a purchase price of approximately $25 million. Capital expenditures for fiscal 2006 are expected to be approximately $60 million, of which $12.4 million was spent during the first quarter. As discussed below, we have adequate capacity under current borrowing arrangements to meet these cash needs.
On November 22, 2004, $50.0 million of Floating Rate Senior Notes, Series A, was repaid with proceeds from the sale of accounts receivable. On December 21, 2005, we issued Fixed Rate Senior Notes, Series E and Series F, totaling $175 million, with $100 million due in 2015 and $75 million due in 2012. We also amended all of our Notes such that, if we elect to pay additional interest, our ratio of "Total Debt" to "Adjusted EBITDA" (each term as defined in the note agreements) may exceed the 3.5 to 1.0 limit, but be no greater than 4.0 to 1.0, for a period not to exceed 12 consecutive months. As of December 31, 2005, we were in compliance with all covenants. On December 27, 2005, the Company entered into a new $150 million revolving credit agreement, replacing the similar agreement established on October 15, 2004. Borrowings under the new agreement mature December 27, 2010. Total remaining availability under our $150 million revolving credit agreement and our $15 million of uncommitted credit arrangements was $164.9 million as of December 31, 2005.
Supplementing our available borrowing capacity, we could choose to sell up to $66 million of ownership interests in accounts receivable, but we sold none of such interests as of December 31, 2005. Further cash needs could be met through the sale of our investment in Vail Resorts, Inc. Based on the market price of Vail stock at December 31, 2005, and excluding the 1.78 million shares already under a forward sale contract (discussed in the following paragraph), we could realize approximately $130 million through the sale of this investment, net of income taxes.

During the first quarter of fiscal 2006, we entered into a forward sale contract relating to 1.78 million shares of our Vail common stock. Under the contract, at the maturity dates (half in three years and half in five years) we can deliver a variable number of shares of Vail stock to Bank of America. The number of shares ultimately delivered will depend on the price of Vail shares at settlement. We received $50.5 million under the discounted advance payment feature of the contract.
During the first quarter of fiscal 2006, 975,581 shares of Ralcorp common stock were repurchased, while approximately 32,000 shares of treasury stock were issued for stock options exercised. As of December 31, 2005, we were authorized by the Board of Directors to repurchase approximately 2.4 million additional shares.
On October 22, 2004, we paid a special cash dividend of $1.00 per share to shareholders of record as of the close of business on October 8, 2004. Our Board of Directors declared the dividend on September 24, 2004.

OUTLOOK

Within our Annual Report on Form 10-K for the year ended September 30, 2005, we provided a discussion of the outlook for Ralcorp as a whole as well as specific factors impacting each of our business segments. The comments contained within that document are still appropriate. In addition, the following paragraphs discuss significant matters and trends that we believe may impact future results.
Based on results of operations for the first four months of fiscal 2006, we expect cost increases (especially fuel, transportation, energy and packaging) across all segments will negatively impact results for the year with most of the impact occurring in the first two quarters. The effects of our efforts to reduce costs and increase prices will not be fully realized until the second half of fiscal 2006. In a press release dated January 31, 2006, we disclosed that second quarter total segment profit contribution for fiscal 2006 could be slightly lower than the previous year.  Based upon January results, which were weaker than expected in our Carriage House and Snack Nuts & Candy businesses, we now believe our total segment profit contribution could be up to 10% to 20% lower in the second quarter, compared to the previous year.
The Dressings, Syrups, Jellies & Sauces segment reported negative profit contribution during the first quarter of fiscal 2006. The segment continues to be negatively affected by the previously mentioned cost increases and lower volumes. Management has undertaken a review of all aspects of this segment’s business model and is developing a plan that should return the segment to profitability in the second half of the fiscal year.
In the Snack Nuts & Candy segment, The majority of the segment’s cost of products sold relates to commodities including peanuts, cashews, and tree nuts such as macadamias, pecans, and almonds. The costs of these commodities fluctuate, sometimes drastically, based upon worldwide supply and demand. These commodity fluctuations, when not accompanied by pricing changes due to competition, can result in short-term changes in the profitability of the segment. We currently have committed contracts for a large portion of certain of our commodity needs for the second quarter of fiscal 2006. During that period, we expect our peanut costs to remain relatively constant while other nut costs are expected to increase considerably compared to the corresponding period of fiscal 2005. Currently, market prices for almonds and cashews are declining from recent highs. These declines are increasing competitive pressures, which are likely to reduce the segment’s profit contribution until higher-priced commodity commitments are liquidated.
The Frozen Bakery Products segment now consists of Bakery Chef, the ISB (in-store bakery) group, Western Waffles (acquired November 15, 2005), and Parco Foods (acquired February 7, 2006). Western Waffles is a Canadian operation which produces primarily private label toaster waffles and other griddle products for primarily U.S. retailers and foodservice customers. Parco Foods produces high quality cookies for sale primarily in the in-store bakery channel. During the remainder of fiscal 2006, the Parco Foods acquisition is expected to be slightly dilutive to earnings per share; however, it should be accretive beginning in the first quarter of fiscal 2007. The segment’s focus for fiscal 2006 is to capitalize on the coordination of its component businesses by offering an expanded product grouping to its combined customer base.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 3 in Item 1 for a discussion regarding the adoption of FAS 123(R), "Share-Based Payment," which reduced net earnings for the quarter ended December 31, 2005 by approximately $.8 million ($.03 per share).

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Report. These forward-looking statements are sometimes identified by their use of terms and phrases such as "believes," "expects," "anticipates," "intends," "plans," "will," "could," "may" or similar expressions. Our results of operations and financial condition may differ materially from those in the forward-looking statements. Such statements are based on our current views and assumptions, and involve risks and uncertainties that could affect expected results. The factors set forth below may cumulatively or individually impact expected results:
• If we are unable to maintain a meaningful price gap between our private label products and the branded products of our competitors, successfully introduce new products, or successfully manage costs across all parts of the Company, our private label businesses could incur operating losses.
• Consolidation among members of the grocery trade may lead to increased wholesale price pressure from larger grocery trade customers and could result in significant profit pressure, or in some cases, the loss of key accounts, if the surviving entities are not our customers.
• Significant increases in the cost of certain ingredients (e.g., peanuts, wheat, soybean oil, eggs, various tree nuts, corn syrup, cocoa, fruits), energy (e.g., natural gas) or petroleum-based packaging used to manufacture our products, to the extent not reflected in the price of our products, could adversely impact our results.
• In light of our significant ownership in Vail Resorts, Inc., our non-cash earnings can be adversely affected by unfavorable results from Vail Resorts or the inability to recognize earnings under the equity method in the future.
• We are currently generating profit from certain co-manufacturing contract arrangements with other manufacturers within our competitive categories. The termination or expiration of these contracts and the inability to replace this level of business could negatively affect our operating results.
• Our businesses compete in mature segments with competitors having large percentages of segment sales. If such competitors are able to obtain larger percentages of their respective segment sales, we could lose our market position.
• We have realized increases in sales and earnings through the acquisitions of businesses, but the ability to undertake future acquisitions depends on many factors, such as identifying available acquisition candidates and negotiating satisfactory terms to purchase such candidates which we do not unilaterally control.
• If actual or forecasted cash flows of any reporting unit deteriorate such that its fair value falls below its carrying value, goodwill will likely be impaired and an impairment and loss would be recorded immediately as a charge against earnings.
• We have experienced increases in the cost to transport finished goods to customers. Our costs have risen due to the increased cost of fuel and a limited supply of freight carriers. In the event this situation worsens, transportation costs will increase significantly and the Company will experience service problems and reduced customer sales.
• Fluctuations in the Canadian Dollar could result in losses in value of the net foreign currency investment in our Canadian subsidiary.
• A portion of our employees are represented by labor unions. Labor strikes, work stoppages or other employee related interruptions or difficulties in the employment of labor could negatively impact our manufacturing capabilities.
• If we are unable to develop or execute a plan to return our Carriage House business to profitability, the segment could continue to sustain negative profit contribution.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We believe there have been no material changes in the reported market risks faced by the Company during the three months ended December 31, 2005. For additional information, refer to Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2005.

Item 4. Controls and Procedures.

The Company’s management, with the participation of the Company’s Co-Chief Executive Officers and its Controller and Chief Accounting Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2005. Based upon that evaluation, the Co-Chief Executive Officers and the Controller and Chief Accounting Officer have concluded that, as of December 31, 2005, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information that is required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our first quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

There is no information required to be reported under any items except those indicated below.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1 - October 31, 2005	162,700	$41.28	--	See total

November 1 - November 30, 2005	616,080	$41.35	--	See total

December 1 - December 31, 2005	196,801	$42.66	--	See total

Total	975,581	$41.62	--	2,447,319
(1) On each of November 15, 1997 and February 26, 2001 the Company’s Board of Directors authorized the repurchase of one million shares of common stock at prevailing market prices. On October 19, 2005, the Board authorized the repurchase of two million shares of common stock at prevailing market prices. The authorizations have no expiration dates. From time to time, the Company may repurchase its common stock through plans established under Rule 10b5-1. Typically, these plans direct a broker to purchase an amount of shares each day depending on the pervious day’s closing share price. The number of shares repurchased each day can range from zero to 55,000.

Item 4.	Submission of Matters to a Vote of Security Holders.

On February 2, 2006, the Company held its Annual Meeting of Shareholders. The following three directors were elected for a term of three years, expiring at the Annual Meeting of Shareholders to be held in 2009, or at such other time when their successors are elected:

	Votes For	Votes Withheld
Jack W. Goodall	25,745,163	1,038,937
Joe R. Micheletto	25,749,155	1,034,945
David P. Skarie	25,785,943	998,157

At the same meeting, PricewaterhouseCoopers LLP was appointed as the Company’s independent registered public accounting firm for the fiscal year ending September 2006:

	Votes For	Votes Withheld	Abstained
Ratification	26,206,620	550,884	26,596

Item 6.	Exhibits.

10.1	First Amendment dated as of December 22, 2005 to Note Purchase Agreements dated as of May 22, 2003 and Series A, B, C, D, E and F Senior Notes
10.2	Fourth Supplement to Note Purchase Agreement Senior Notes, Series E dated as of December 21, 2005.
10.3	Fifth Supplement to Note Purchase Agreement Senior Notes, Series F dated as of December 21, 2005.
10.4	Credit Agreement dated as of December 27, 2005.
31.1	Certification of Kevin J. Hunt dated February 9, 2005.
31.2	Certification of David P. Skarie dated February 9, 2005.
31.3	Certification of Thomas G. Granneman dated February 9, 2005.
32	Certifications pursuant to 18 U.S.C. Section 1350 of Kevin J. Hunt, David P. Skarie and Thomas G. Granneman dated February 9, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RALCORP HOLDINGS, INC.

By: /s/ T. G. Granneman
T. G. Granneman
Duly Authorized Signatory and
Chief Accounting Officer

February 9, 2006

Exhibit Index

Exhibit	Description

10.1	First Amendment dated as of December 22, 2005 to Note Purchase Agreements dated as of May 22, 2003 and Series A, B, C, D, E and F Senior Notes
10.2	Fourth Supplement to Note Purchase Agreement Senior Notes, Series E dated as of December 21, 2005.
10.3	Fifth Supplement to Note Purchase Agreement Senior Notes, Series F dated as of December 21, 2005.
10.4	Credit Agreement dated as of December 27, 2005.
31.1	Certification of Kevin J. Hunt dated February 9, 2005.
31.2	Certification of David P. Skarie dated February 9, 2005.
31.3	Certification of Thomas G. Granneman dated February 9, 2005.
32	Certifications pursuant to 18 U.S.C. Section 1350 of Kevin J. Hunt, David P. Skarie and Thomas G. Granneman dated February 9, 2005.