Form 10-Q
period 2006-03-31
RALCORP HOLDINGS INC /MO
filed 2006-05-09
CIK 1029506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006.

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO ____________.

Commission file number:   1-12619

Ralcorp Holdings, Inc.
(Exact name of registrant as specified in its charter)

Missouri	43-1766315
(State of Incorporation)	(I.R.S. Employer
Identification No.)

800 Market Street, Suite 2900
St. Louis, MO	63101
(Address of principal	(Zip Code)
Executive offices)

(314) 877-7000
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (x)   No (   )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check One):

Large accelerated filer (x)	Accelerated filer ( )	Non-accelerated filer ( )

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes (  )   No (x)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at
par value $.01 per share	May 5, 2006
26,482,351

RALCORP HOLDINGS, INC.

INDEX

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Statements of Earnings	1

	Condensed Consolidated Statements of Comprehensive Income	1

	Condensed Consolidated Balance Sheets	2

	Condensed Consolidated Statements of Cash Flows	3

	Notes to Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	17

PART II.	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 6.	Exhibits	18

SIGNATURES		18

(i)

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

RALCORP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
(Dollars in millions except per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005

Net Sales	$438.7	$386.6	$902.7	$826.7
Cost of products sold	(357.0)	(309.5)	(736.0)	(661.0)
Gross Profit	81.7	77.1	166.7	165.7
Selling, general and administrative expenses	(58.9)	(52.3)	(118.0)	(104.4)
Interest expense, net	(7.4)	(4.1)	(12.7)	(8.0)
Loss on forward sale contract	(6.2)	-	(5.4)	-
Gain on sale of securities	2.6	-	2.6	-
Restructuring charges	-	-	-	(.1)
Earnings before Income Taxes
and Equity Earnings	11.8	20.7	33.2	53.2
Income taxes	(3.8)	(7.5)	(11.2)	(19.4)
Earnings before Equity Earnings	8.0	13.2	22.0	33.8
Equity in earnings of Vail Resorts, Inc.,
net of related deferred income taxes	5.9	4.7	1.6	.7
Net Earnings	$13.9	$17.9	$23.6	$34.5

Earnings per Share
Basic	$.49	$.61	$.82	$1.17
Diluted	$.48	$.59	$.80	$1.13

See accompanying Notes to Condensed Consolidated Financial Statements.

RALCORP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in millions)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005

Net Earnings	$13.9	$17.9	$23.6	$34.5
Other comprehensive income	1.4	2.7	2.9	2.7
Comprehensive Income	$15.3	$20.6	$26.5	$37.2

See accompanying Notes to Condensed Consolidated Financial Statements.

RALCORP HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in millions)

	Mar. 31,	Sep. 30,
	2006	2005

Assets
Current Assets
Cash and cash equivalents	$9.5	$6.2
Investment in Ralcorp Receivables Corporation	34.3	42.5
Receivables, net	48.4	30.8
Inventories	185.3	181.5
Deferred income taxes	6.4	6.7
Prepaid expenses and other current assets	5.7	2.3
Total Current Assets	289.6	270.0
Investment in Vail Resorts, Inc.	88.9	87.6
Property, Net	399.1	357.4
Goodwill	444.3	412.5
Other Intangible Assets, Net	152.6	125.0
Other Assets	21.4	17.0
Total Assets	$1,395.9	$1,269.5

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$72.6	$76.9
Book cash overdrafts	24.8	35.0
Other current liabilities	64.0	59.5
Total Current Liabilities	161.4	171.4
Long-term Debt	603.0	422.0
Deferred Income Taxes	60.7	61.2
Other Liabilities	156.7	96.6
Total Liabilities	981.8	751.2
Shareholders' Equity
Common stock	.3	.3
Capital in excess of par value	121.9	119.9
Retained earnings	524.5	500.9
Common stock in treasury, at cost	(198.8)	(65.8)
Unearned portion of restricted stock	(4.0)	(4.3)
Accumulated other comprehensive loss	(29.8)	(32.7)
Total Shareholders' Equity	414.1	518.3
Total Liabilities and Shareholders' Equity	$1,395.9	$1,269.5

See accompanying Notes to Condensed Consolidated Financial Statements.

RALCORP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in millions)
	Six Months Ended
	March 31,
	2006	2005

Cash Flows from Operating Activities
Net earnings	$23.6	$34.5
Adjustments to reconcile net earnings to net
cash flow provided by operating activities:
Depreciation and amortization	33.6	25.6
Sale of receivables, net	(3.0)	40.0
Loss on forward sale contract	5.4	-
Gain on sale of securities	(2.6)	-
Equity in earnings of Vail Resorts, Inc.	(2.5)	(1.1)
Deferred income taxes	(5.4)	2.3
Other changes in current assets and liabilities, net
of effects of business acquisitions	(6.9)	(4.2)
Other, net	5.9	3.3
Net Cash Provided by Operating Activities	48.1	100.4

Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	(108.1)	-
Additions to property and intangible assets	(26.8)	(33.4)
Proceeds from sale of property	2.0	-
Net Cash Used by Investing Activities	(132.9)	(33.4)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	275.0	-
Repayment of long-term debt	(100.0)	(50.0)
Net borrowings under credit arrangements	6.0	3.8
Advance proceeds from forward sale of investment	50.5	-
Purchases of treasury stock	(134.9)	(1.4)
Proceeds from exercise of stock options	1.2	4.2
Dividends paid	-	(29.3)
Other, net	(9.7)	(11.0)
Net Cash Provided (Used) by Financing Activities	88.1	(83.7)

Net Increase (Decrease) in Cash and Cash Equivalents	3.3	(16.7)
Cash and Cash Equivalents, Beginning of Period	6.2	23.7
Cash and Cash Equivalents, End of Period	$9.5	$7.0

See accompanying Notes to Condensed Consolidated Financial Statements.

RALCORP HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions except per share data)

NOTE 1 - PRESENTATION OF CONDENSED FINANCIAL STATEMENTS

The accompanying unaudited historical financial statements of the Company have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods presented. All such adjustments are of a normal recurring nature. Operating results for the periods presented are not necessarily indicative of the results for the full year. Certain prior year amounts have been reclassified to conform with the current year’s presentation. These statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended September 30, 2005. The significant accounting policies for the accompanying financial statements are the same as reported in that Annual Report, except that stock-based compensation is now recognized using the fair value method (as discussed in Note 3 below). In addition, the Company has not provided deferred taxes on undistributed earnings of its Canadian subsidiaries (related to the acquisition of Western Waffles, discussed in Note 2) at March 31, 2006, as it is the Company’s policy to indefinitely reinvest these earnings in foreign operations. The deferred tax liability associated with such earnings (which would become taxable to the extent that they are repatriated in the future) is estimated to be less than $.7.

NOTE 2 - ACQUISITIONS

On February 7, 2006, the Company completed the purchase of Parco Foods, L.L.C., a manufacturer of high quality cookies for sale primarily in the in-store bakery channel. Parco Foods had net sales of approximately $50 for the year ended December 25, 2005. The Parco business is reported as part of Ralcorp’s Frozen Bakery Products segment and enhances the segment’s existing in-store bakery cookie offerings. Ralcorp paid a total of $24.7 related to the acquisition, including amounts paid to the former owners and holders of Parco’s outstanding indebtedness, as well as other related costs. Based on a preliminary allocation of the total acquisition cost to assets acquired and liabilities assumed, the Company recorded $1.6 of goodwill as of March 31, 2006. The allocation is subject to change pending the completion of analyses necessary to determine the fair values of certain assets and liabilities (including property, inventory, intangible assets, and deferred tax items). Based on preliminary valuation estimates, the allocation included $9.0 of customer relationships subject to amortization over an estimated amortization period of approximately 10 years.

On November 15, 2005, the Company completed the purchase of Western Waffles, Ltd., a Canadian manufacturer of private label frozen griddle products with three manufacturing facilities, approximately 370 employees, and annual net sales of approximately $75. The Western Waffles business complements the product offerings of Ralcorp’s Bakery Chef business (which includes a variety of frozen griddle products sold primarily in the foodservice channel) and launches Ralcorp into the private label frozen griddle products category. The Western Waffles business is reported as part of the Frozen Bakery Products segment. As of March 31, 2006, Ralcorp had paid a total of $84.5 related to the acquisition, including amounts paid to the former owners and holders of Western Waffles’ outstanding indebtedness, as well as legal fees and other related costs, and accrued an additional $1.7 for the amount of a final net asset adjustment. Based on a preliminary allocation of the total acquisition cost to assets acquired and liabilities assumed, the Company recorded $29.5 of goodwill as of March 31, 2006. The allocation is subject to change pending the completion of analyses necessary to determine the fair values of certain assets and liabilities (including property, inventory, intangible assets, and deferred tax items). Based on preliminary valuation estimates, the allocation included $24.0 of customer relationships subject to amortization over an estimated amortization period of approximately 15 years.

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Net sales	$444.4	$428.9	$917.5	$911.0
Net earnings	13.6	18.3	22.5	37.4
Basic earnings per share	.48	.62	.78	1.27
Diluted earnings per share	.47	.60	.77	1.23

NOTE 3 - STOCK-BASED COMPENSATION

On October 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, (FAS 123(R)), which replaces FAS 123 and supersedes APB Opinion No. 25. FAS 123(R) requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award -- the requisite service period (usually the vesting period). Ralcorp elected the modified prospective method of adopting FAS 123(R), whereby compensation cost is recognized for all share-based payments granted after October 1, 2005 and the unvested portion of outstanding awards at that time, based on the grant-date fair value of those awards calculated under FAS 123 for pro forma disclosures. Under this method of adoption, prior periods are not restated. Total compensation cost for share-based payment arrangements recognized during the three and six months ended March 31, 2006 was $1.3 and $2.8, respectively, and the related recognized deferred tax benefit was $.5 and $1.0, respectively. As of March 31, 2006, the total compensation cost related to nonvested awards not yet recognized was $14.9, which is expected to be recognized over a weighted average period of 2.2 years. The adoption of FAS 123(R) had no impact on net cash flows.

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

	Three Months Ended	Six Months Ended
	March 31,	March 31,
	2005	2005
Net earnings, as reported	$17.9	$34.5
Add: Stock-based employee compensation expense included
in reported net earnings, net of related tax effects	.1	.2
Deduct: Total stock-based employee compensation expense
determined under fair value based method, net of related tax effects	(.7)	(1.5)
Pro forma net earnings	$17.3	$33.2

Earnings per share:
Basic - as reported	$.61	$1.17
Basic - pro forma	$.59	$1.13

Diluted - as reported	$.59	$1.13
Diluted - pro forma	$.57	$1.09

Changes in nonqualified stock options outstanding are summarized in the following table.
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at September 30, 2005	2,160,089	$23.35
Exercised	(63,997)	18.52
Outstanding at March 31, 2006	2,096,092	23.50	5.3 years	$30.5
Exercisable at March 31, 2006	630,955	19.13	4.0 years	11.9

The Company uses treasury shares to settle options exercised.  The following table provides more information about options exercised.
	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Cash received from the exercise of stock options	$.7	$3.0	$1.2	$4.2
Total intrinsic value of stock options exercised	.5	4.8	1.4	6.7
Tax benefits realized from exercised stock options	.2	1.7	.5	2.4

Information about the Company's other stock-based compensation awards is summarized in the following table.
	Restricted Stock Awards		Stock Appreciation Rights
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Number	Fair Value	Number	Fair Value
Nonvested at September 30, 2005	142,238	$35.40	400,000	$13.55
Granted	1,249	40.04	-
Nonvested at March 31, 2006	143,487	35.44	400,000	13.55

NOTE 4 - PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company sponsors qualified and supplemental noncontributory defined benefit pension plans and other postretirement benefit plans for certain of its employees. The following table provides the components of net periodic benefit cost for the plans.
	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Pension Benefits
Service cost	$.6	$.6	$1.2	$1.2
Interest cost	2.6	2.5	5.2	4.8
Expected return on plan assets	(3.1)	(2.9)	(6.1)	(5.8)
Amortization of unrecognized net loss	1.2	1.1	2.3	1.3
Net periodic benefit cost	$1.3	$1.3	$2.6	$1.5

Other Benefits
Service cost	$.1	$-	$.2	$-
Interest cost	.4	.3	.8	.7
Amortization of unrecognized net loss	.2	-	.4	.2
Net periodic benefit cost	$.7	$.3	$1.4	$.9

NOTE 5 - RESTRUCTURING CHARGES

In the six months ended March 31, 2006, restructuring charges were insignificant. Restructuring charges in the six months ended March 31, 2005 consisted of incidental expenses related to the closure of the plant in Kansas City, KS. The Kansas City facility was sold in November 2005, with no significant gain or loss.

NOTE 6 - EARNINGS PER SHARE

The weighted-average shares outstanding for basic and diluted earnings per share were as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Weighted Average Shares
for Basic Earnings per Share	28,140	29,510	28,732	29,454
Dilutive effect of:
Stock options	489	911	508	877
Restricted stock awards	33	27	33	21
Weighted Average Shares
for Diluted Earnings per Share	28,662	30,448	29,273	30,352

Certain stock-based awards were outstanding during the three and six months ended March 31, 2006 and could potentially dilute basic earnings per share in the future, but were not included in the computation of diluted earnings per share for those periods because they were antidilutive. Those awards included 25,701 stock options at $34.73 per share, 10,281 stock options at $35.31 per share, 161,000 stock options at $45.25 per share, 25,000 stock options at $42.00 per share, and 400,000 stock appreciation rights at $42.00 per share.

NOTE 7 - SALE OF RECEIVABLES

The Company has an agreement to sell, on an ongoing basis, all of its trade accounts receivable to a wholly owned, bankruptcy-remote subsidiary named Ralcorp Receivables Corporation (RRC). RRC can then sell up to $66.0 of ownership interests in qualifying receivables to a bank commercial paper conduit. RRC is a qualifying special purpose entity under FAS 140, and the sale of Ralcorp receivables to RRC is considered a true sale for accounting, tax and legal purposes. The accounts receivable of the Frozen Bakery Products segment and the Medallion business have not been incorporated into the agreement and are not currently being sold to RRC. As of March 31, 2006, the outstanding balance of receivables (net of an allowance for doubtful accounts) sold to RRC was $80.3 and proceeds received were $46.0, resulting in a subordinated retained interest of $34.3 reflected on the Company’s consolidated balance sheet as an “Investment in Ralcorp Receivables Corporation.” As of September 30, 2005, net receivables sold to RRC were $91.5 and proceeds received were $49.0, resulting in a retained interest of $42.5. Discounts related to the sale of receivables totaled $.7 and $.4 in the six months ended March 31, 2006 and 2005, respectively, and are included on the statement of earnings in selling, general and administrative expenses.

NOTE 8 - INVENTORIES consisted of:
	Mar. 31,	Sep. 30,
	2006	2005
Raw materials and supplies	$82.1	$79.1
Finished products	106.7	105.4
	188.8	184.5
Allowance for obsolete inventory	(3.5)	(3.0)
	$185.3	$181.5

NOTE 9 - PROPERTY, NET consisted of:
	Mar. 31,	Sep. 30,
	2006	2005
Property at cost	$714.4	$651.7
Accumulated depreciation	(315.3)	(294.3)
	$399.1	$357.4

NOTE 10 - OTHER INTANGIBLE ASSETS, NET consisted of:
	Mar. 31,	Sep. 30,
	2006	2005
Computer software	$42.6	$42.0
Customer relationships	131.9	98.3
Trademarks	19.0	19.0
	193.5	159.3
Accumulated amortization	(40.9)	(34.3)
	$152.6	$125.0

Amortization expense related to these assets was:
	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Computer software	$1.0	$.3	$1.9	$.7
Customer relationships	2.2	1.1	4.1	2.2
Trademarks	.3	.3	.6	.5
	$3.5	$1.7	$6.6	$3.4

NOTE 11 - LONG-TERM DEBT consisted of:
	March 31, 2006		September 30, 2005
	Balance	Rate	Balance	Rate
Floating Rate Senior Notes, Series A	$-	n/a	$100.0	4.67%
Fixed Rate Senior Notes, Series B	145.0	4.24%	145.0	4.24%
Fixed Rate Senior Notes, Series C	50.0	5.43%	50.0	5.43%
Fixed Rate Senior Notes, Series D	75.0	4.76%	75.0	4.76%
Fixed Rate Senior Notes, Series E	100.0	5.57%	-	n/a
Fixed Rate Senior Notes, Series F	75.0	5.43%	-	n/a
Floating Rate Senior Notes, Series G	50.0	5.22%	-	n/a
Floating Rate Senior Notes, Series H	50.0	5.22%	-	n/a
Industrial Development Revenue Bond	5.6	3.17%	5.6	2.66%
$150 Revolving Credit Agreement	40.0	5.31%	40.0	4.61%
Uncommitted credit arrangements	12.4	5.50%	6.4	4.69%
	$603.0		$422.0

On December 21, 2005, the Company issued Fixed Rate Senior Notes, Series E and Series F, totaling $175.0. Series E comprises $100.0 of 5.57% notes due in 2015. Series F consists of $75.0 of 5.43% notes with maturity in 2012. Immediately thereafter, Ralcorp amended all of its Notes such that, if the Company elects to pay additional interest, its ratio of “Total Debt” to “Adjusted EBITDA” (each term as defined in the note agreements) may exceed the 3.5 to 1.0 limit, but be no greater than 4.0 to 1.0, for a period not to exceed 12 consecutive months.

On December 27, 2005, the Company entered into a new $150 Revolving Credit Agreement, replacing the similar agreement established on October 15, 2004. Borrowings under the new agreement incur interest at the Company’s choice of either (1) LIBOR plus the applicable margin rate (currently 0.50%) or (2) the higher of (a) the federal funds rate plus 0.50% or (b) the prime rate. Such borrowings are unsecured and mature on December 27, 2010. The credit agreement calls for a commitment fee calculated as a percentage (currently 0.09%) of the unused portion, and contains certain representations, warranties, covenants, and conditions customary to credit facilities of this nature. The covenants include requirements that “EBIT” be at least three times “Consolidated Interest Expense”, and that “Total Debt” not exceed 3.5 times “Adjusted EBITDA” (each term as defined in the agreement).

On February 22, 2006, the Company issued Floating Rate Senior Notes, Series G and Series H, totaling $100.0. The proceeds from this private placement debt were used to repay the Floating Rate Senior Notes, Series A, issued on May 22, 2003. Borrowings under Series G and Series H incur interest at a rate of 3-month LIBOR plus 0.45%, adjusted quarterly, and mature on February 22, 2011.

NOTE 12 - FORWARD SALE CONTRACTS

During the quarter ended December 31, 2005, Ralcorp entered into a forward sale contract relating to 1.78 million shares of its Vail common stock. Under the contract, at the maturity dates (half on November 21, 2008 and half on November 22, 2010) the Company can deliver a variable number of shares of Vail stock to the counterparty. The number of shares ultimately delivered will depend on the price of Vail shares at settlement, and includes a price collar. Ralcorp received $50.5 under the discounted advance payment feature of the contract. Amortization of the $11.0 discount is included in “Interest expense, net” on the statement of earnings. At March 31, 2006, the fair value of the contract was $56.8, included in “Other Liabilities” on the balance sheet. Because Ralcorp currently accounts for its investment in Vail Resorts using the equity method, this contract, which is intended to hedge the future sale of those shares, is not eligible for hedge accounting. Therefore, any gains or losses on the contract are immediately recognized in earnings. For the three and six months ended March 31, they are separately reported as “Loss on forward sale contract” on the statement of earnings.

On April 19, 2006, the Company entered into a similar agreement relating to 1.97 million shares of its Vail common stock. The contract maturity dates are November 18, 2009 and November 16, 2011. Ralcorp received $60.0 under the discounted advance payment feature of the contract, which it has used primarily to repay amounts under credit agreements.

NOTE 13 - TREASURY STOCK

During the six months ended March 31, 2006, the Company repurchased 3,422,900 shares of its common stock at a total cost of $134.9. The Company currently has no authorization for further share repurchases. As of March 31, 2006, there were 6,536,846 shares in treasury and 26,474,471 shares outstanding. As of September 30, 2005, there were 3,190,557 shares in treasury and 29,820,760 shares outstanding.

NOTE 14 - SEGMENT INFORMATION

The following tables present information about the Company’s reportable segments. Management evaluates each segment’s performance based on its profit contribution, which is profit or loss from operations before income taxes, interest, costs related to restructuring activities, and other unallocated corporate income and expenses.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Net Sales
Ralston Foods	$104.9	$88.8	$217.6	$186.3
Bremner	75.5	79.0	158.9	164.2
Cereals, Crackers & Cookies	180.4	167.8	376.5	350.5
Dressings, Syrups, Jellies & Sauces	93.3	92.7	186.7	190.5
Snack Nuts & Candy	48.6	44.8	124.5	119.1
Frozen Bakery Products	116.4	81.3	215.0	166.6
Total	$438.7	$386.6	$902.7	$826.7
Profit Contribution
Cereals, Crackers & Cookies	$16.3	$14.4	$34.3	$33.9
Dressings, Syrups, Jellies & Sauces	.8	3.2	(.5)	6.1
Snack Nuts & Candy	1.3	3.9	6.8	9.9
Frozen Bakery Products	11.7	11.4	24.8	24.2
Total segment profit contribution	30.1	32.9	65.4	74.1
Interest expense, net	(7.4)	(4.1)	(12.7)	(8.0)
Loss on forward sale contract	(6.2)	-	(5.4)	-
Gain on sale of securities	2.6	-	2.6	-
Restructuring charges	-	-	-	(.1)
Accelerated depreciation	(.5)	(.2)	(1.1)	(.2)
Systems upgrades and conversions	(1.3)	(2.6)	(2.4)	(3.7)
Stock-based compensation expense	(1.3)	(.2)	(2.8)	(.4)
Other unallocated corporate expenses	(4.2)	(5.1)	(10.4)	(8.5)
Earnings before income taxes
and equity earnings	$11.8	$20.7	$33.2	$53.2
Depreciation and Amortization
Cereals, Crackers & Cookies	$6.9	$5.7	$13.8	$11.3
Dressings, Syrups, Jellies & Sauces	2.2	2.2	4.3	4.3
Snack Nuts & Candy	.8	.6	1.5	1.3
Frozen Bakery Products	5.9	3.8	10.7	7.5
Corporate	1.6	.7	3.3	1.2
Total	$17.4	$13.0	$33.6	$25.6

	Mar. 31,	Sep. 30,
	2006	2005
Assets
Cereals, Crackers & Cookies	$376.2	$370.9
Dressings, Syrups, Jellies & Sauces	145.4	150.5
Snack Nuts & Candy	101.0	114.8
Frozen Bakery Products	579.6	447.2
Total segment assets	1,202.2	1,083.4
Investment in Ralcorp Receivables Corporation	34.3	42.5
Investment in Vail Resorts, Inc.	88.9	87.6
Other unallocated corporate assets	70.5	56.0
Total	$1,395.9	$1,269.5

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

RESULTS OF OPERATIONS
Consolidated
The following table summarizes key data (in millions of dollars, except for percentage data as indicated) that we believe is important for you to note as you read the consolidated results analysis discussions below.
	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Net earnings	13.9	17.9	23.6	34.5
Net sales	438.7	386.6	902.7	826.7
Cost of products sold as % of net sales	81.4%	80.1%	81.5%	80.0%
SG&A as % of net sales	13.4%	13.5%	13.1%	12.6%
Interest expense	7.4	4.1	12.7	8.0
Loss on forward sale contract	6.2	-	5.4	-
Gain on sale of securities	(2.6)	-	(2.6)	-
Restructuring charges	-	-	-	.1
Effective income tax rate	32.7%	36.5%	33.9%	36.5%
Equity in earnings of Vail Resorts, Inc.	9.1	7.3	2.5	1.1

Net earnings were lower in the current year periods primarily as a result of increases in the costs of raw materials, freight, and energy, increases in interest expense and stock-based compensation expense, and a loss on our Vail forward sale contract. Those negative effects were partially offset by earnings added by the recent acquisitions, the limited effect of pricing increases, the gain on sale of some of our Vail shares, a lower effective income tax rate, and higher equity earnings from Vail. More detailed discussion and analysis of these and other factors follows.
Net sales for the second quarter and first six months grew 13% and 9%, respectively, primarily due to business acquisitions as shown in the following table. The remaining growth was due to both selling price increases and product mix, as overall volume was relatively flat. Note the “Net Sales” comparisons by segment in Note 14 of Item 1, and refer to the segment discussions below for information about other factors affecting net sales.
		Three Months Ended	Six Months Ended
Business Acquired	Acquisition Date	March 31, 2006	March 31, 2006
Medallion Foods	June 22, 2005	$12.3	$23.8
Western Waffles	November 15, 2005	19.7	29.0
Parco Foods	February 7, 2006	5.9	5.9
		$37.9	$58.7

Cost of products sold increased as a percentage of net sales, primarily as a result of higher costs of certain raw materials, freight, and energy, slightly offset by cost savings from plant closures and other cost reduction efforts, as well as small pricing improvements. The following table shows the approximate year-over-year cost increases due to higher rates or per unit costs.
	Three Months	Six Months
	Ended March 31	Ended March 31
Raw Materials (ingredients and packaging)	$7.6	$15.6
Outbound Freight (rates and fuel surcharges)	2.8	8.3
Energy (primarily natural gas and electicity)	2.2	5.7

Because of the rapid escalation of these costs and the nature of the private label retail business, these costs could not be fully recovered during the quarter through increased pricing or a meaningful reduction in other costs. Refer to the segment discussions below for more information.
Selling, general and administrative expenses (SG&A) were raised by additional stock-based compensation expense due to the adoption of FAS 123(R) (approximately $1.2 million per quarter in SG&A), as well as increased software amortization expense. Those effects were offset in the second quarter due to 50% lower costs for systems upgrades and conversions, as well as the timing of certain expenses.
Interest expense increased primarily as a result of higher average outstanding debt levels in fiscal 2006, but also because of higher rates. The increase in debt was mainly due to borrowings to fund the Medallion, Western Waffles, and Parco acquisitions and the purchase of treasury stock. The weighted average interest rate on all of the Company’s outstanding debt was 4.88% and 4.58% in the second quarter of fiscal 2006 and 2005, respectively (4.81% and 4.29% through six months of each year, respectively). In addition, interest expense included amortization of the prepayment discount on our Vail forward sale contract, which totaled $.7 million and $.9 million in the three and six months ended March 31, 2006. For more information, see “Loss on forward sale contract” and LIQUIDITY AND CAPITAL RESOURCES below, as well as Note 11 in Item 1.
We have an agreement which gives us the ability to sell up to $66 million of certain of our trade accounts receivable on an ongoing basis through fiscal 2006. Discounts related to this agreement totaled $.7 million and $.4 million in the first half of fiscal 2006 and 2005, respectively, and are included in the consolidated statement of earnings in selling, general and administrative expenses.
Loss on forward sale contract -- Net earnings were affected by a non-cash loss on our forward sale contract, executed November 22, 2005, related to 1,780,000 of our shares of Vail Resorts, Inc. The contract includes a collar on the Vail stock price and the prepayment of proceeds at a discount (whereby Ralcorp received $50.5 million). Because Ralcorp currently accounts for its investment in Vail Resorts using the equity method, this contract, which is intended to hedge the future sale of those shares, is not eligible for hedge accounting. Therefore, gains or losses on the contract are immediately recognized in earnings. It should be noted that during the second quarter, the market price of Vail stock increased from $33.03 to $38.22 per share, resulting in $9.2 million of unrecorded unrealized gain on the shares covered by this contract. Also note that the $.8 million first quarter gain on the contract was reported in “Interest expense, net” in our Quarterly Report on Form 10-Q for the period ended December 31, 2005, but reclassified to the separate line titled “Loss on forward sale contract” in this Report to conform to the current presentation, which provides better visibility to these unusual earnings impacts. For more information on this contract and a second contract executed in April 2006, see LIQUIDITY AND CAPITAL RESOURCES below.
Gain on sale of securities -- On March 21, 2006, we sold 100,000 of our shares of Vail Resorts for a total of $3.8 million. The shares had a carrying value of $1.2 million, so the transaction resulted in a $2.6 million gain, or $.06 per share.
Restructuring charges in the six months ended March 31, 2005 were related to the closure of Carriage House’s Kansas City plant. There were no significant restructuring charges in the first half of fiscal 2006.
Income taxes were lower as a result of both lower earnings and lower effective tax rates. The new “Domestic Production Activities Deduction” will reduce our effective federal income tax rate by approximately 1% in fiscal 2006. In addition, favorable Canadian tax benefits related to the Western Waffles entities further reduced our effective rate.
Equity in Earnings of Vail Resorts, Inc. -- Ralcorp holds approximately 20% of the common stock of Vail Resorts, Inc. (NYSE:MTN). Because of its significant ownership and because two of its directors also serve on the Board of Vail Resorts, Ralcorp accounts for this investment using the equity method. Vail Resorts operates on a fiscal year ending July 31; therefore, we report our portion of Vail Resorts’ operating results on a two-month time lag. Vail Resorts’ operations are highly seasonal, typically yielding income for the second and third fiscal quarters and losses for the first and fourth fiscal quarters. Deferred taxes are provided at approximately 35%.

Cereals, Crackers & Cookies
As shown above, sales of corn-based snacks from the acquired Medallion business accounted for most of the increase in net sales in the Ralston Foods cereal and snacks division. In the three and six months ended March 31, the base cereal business grew about 4% overall as a result of higher selling prices (which were increased in an effort to cover escalating input costs) and product mix. Overall cereal volume was down about 1% in the second quarter, with private label ready-to-eat (RTE) cereal sales volume down nearly 4% and hot cereal volumes flat. RTE faced increased promotional activity by branded competitors, as well as difficult comparisons to last year’s second quarter (which had grown 12% from the previous year). Sales under cereal co-manufacturing arrangements declined 24% and accounted for just over 1% of the division’s total sales volume for the second quarter of fiscal 2006. Through six months, overall cereal volume was up about 1%, with RTE up 1%, hot cereal flat, and co-manufacturing down 31% to approximately 2% of the division’s total sales volume.

At the Bremner cracker and cookie division, an overall sales volume decline of 9% from last year’s second quarter was partially offset by the effects of recent price increases and a new co-manufacturing contract with a higher price per unit of volume. Bremner’s co-manufacturing sales volume was down 40% and accounted for 45% of the overall volume decline at Bremner. Cookie volume was down 7% and cracker volume was down 5% due to softness in the overall market categories, as well as aggressive promotions by our branded competitors. For the first half of the year, overall sales volume declined 7%, with cookies down 6%, crackers down 4%, and co-manufacturing down 30%.
The increase in the Cereal, Crackers & Cookies segment’s profit contribution for the second quarter was almost entirely due to the results from Medallion (which are net of $.6 million of amortization of intangibles). For the base businesses, changes in rates resulted in increased costs of freight, energy, and raw materials of approximately $1.7 million, $1.4 million and $.8 million, respectively. Specific commodities with higher costs include oats, rice, almonds, sugar, and raisins. For the first half of the year, Medallion contributed nearly $3.0 million  (net of $1.3 million of intangibles amortization), but the negative impacts of higher freight, energy, and raw materials costs on the base businesses were approximately $4.5 million, $3.6 million and $1.5 million, respectively.

Dressings, Syrups, Jellies & Sauces
In the Dressings, Syrups, Jellies & Sauces segment, also known as Carriage House, improved pricing was partially offset by a 1% decline in sales volume, resulting in a slight increase in second quarter net sales. Through six months, net sales were 2% lower than last year due to a 3% volume decline partially offset by the improved pricing in the second quarter. The decrease in volume was due in part to the effects of the City of Industry plant closure at the end of fiscal 2005 and the loss of certain product lines with a few customers in competitive bids.
Unfavorable costs of raw materials, outbound freight, and energy reduced the segment’s second quarter profit contribution by $3.1 million, $.6 million, and $.5 million, respectively, compared to last year. For the entire first half of the year, the corresponding rate variances were approximately $5.4 million, $2.3 million, and $1.3 million. The raw material impact was due primarily to petroleum-based plastic packaging cost increases, but also to higher costs of glass containers, caps, sweeteners and other ingredients. The negative effects of these unfavorable costs was partially offset by the effects of the improved pricing.

Snack Nuts & Candy
Second quarter net sales for the Snack Nuts & Candy segment, also known as Nutcracker Brands, grew 8% from last year due to mix and a 3% increase in sales volume. Through six months, despite a 1% decline in total volume, net sales were up 5% as a result of price increases implemented during the first half of fiscal 2005, partially offset by a shift toward lower-price items (peanuts) during the first quarter of fiscal 2006.
The segment’s profit contribution for the three and six months ended March 31, 2006 was lower than last year, primarily as a result of $2.8 million and $7.2 million, respectively, of net cost increases in ingredients, primarily almonds and cashews. In both the first and second quarters, allocations from centralized cost centers were about $1 million higher than last year as a result of increased charges related to information systems and revised cross-charges for other shared functions to better reflect the proportion of benefits received. Freight and energy cost increases also reduced this segment’s profit slightly.

Frozen Bakery Products
As detailed above, sales from the recently-acquired Western Waffles and Parco businesses accounted for most of the increase in year-over-year net sales in the Frozen Bakery Products segment. Reported sales from the segment’s other businesses grew primarily due to 11% growth in foodservice volume (breads, rolls and griddle products), as well as gains in the in-store bakery channel (bread). A change from a fiscal quarter based on a certain number of weeks to a calendar quarter used by the rest of Ralcorp resulted in incremental sales of approximately $2 million in the first half of fiscal 2006.
After about $.7 million amortization of identifiable intangibles (currently estimated at a combined total of $33 million), the profit contribution from the recent acquisitions was not significant through March 31, 2006. The segment’s profit contribution rose slightly in the second quarter and first half, as the effects of strong sales growth were largely offset by higher costs of raw materials ($.9 million and $1.5 million, respectively), outbound freight ($.5 million and $1.2 million, respectively), and energy ($.3 million and $.6 million, respectively). In addition, Frozen Bakery Products incurred about $.5 million and $.9 million, respectively, of expenses related to the start-up of a new production line, which will improve the flexibility of our operations.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have funded operating needs by generating positive cash flows through operations. We expect to continue generating operating cash flows through our mix of businesses and expect that short-term and long-term liquidity requirements will be met through a combination of operating cash flows and strategic use of borrowings under committed and uncommitted credit arrangements. Capital resources remained strong at March 31, 2006, with total shareholders’ equity of $414.1 million and a long-term debt to total capital (which is the total of long-term debt and total shareholders’ equity) ratio of 59%, compared with corresponding figures for September 30, 2005 of $518.3 million and 45%. Working capital, excluding cash and cash equivalents, increased to $118.7 million at March 31, 2006, from $92.4 million at September 30, 2005.
Cash provided by operating activities was $48.1 million for the first half of fiscal 2006 compared to $100.4 million in last year’s first half. This change was primarily due to cash flows related to our receivables sale agreement. During the first six months of fiscal 2006, net proceeds received from the sale of beneficial interests in accounts receivable were reduced by $3.0 million, compared with a $40.0 million net increase of proceeds a year ago. See Note 7 in Item 1 for more information about the sale of receivables.
Ralcorp paid a total of $84.5 million related to the acquisition of Western Waffles on November 15, 2005, including amounts paid to the former owners and holders of Western Waffles’ outstanding indebtedness, as well as legal fees and other related costs. At March 31, 2006, we accrued an additional $1.7 million for the estimated amount of a final net asset adjustment expected to be paid during the third quarter. Also, during the second quarter, we completed the acquisition of Parco Foods at a total cost of $24.7 million. Capital expenditures for fiscal 2006 are expected to be approximately $60 million, of which $26.8 million was spent during the first half. As discussed below, we have adequate capacity under current borrowing arrangements to meet these cash needs.
On November 22, 2004, $50.0 million of Floating Rate Senior Notes, Series A, was repaid with proceeds from the sale of accounts receivable. On December 21, 2005, we issued Fixed Rate Senior Notes, Series E and Series F, totaling $175 million, with $100 million due in 2015 and $75 million due in 2012. On December 27, 2005, we entered into a new $150 million revolving credit agreement, replacing the similar agreement established on October 15, 2004. Borrowings under the new agreement mature December 27, 2010. On February 22, 2006, we repaid the remaining $100.0 million outstanding under Floating Rate Senior Notes, Series A, with proceeds from the issuance of Floating Rate Senior Notes, Series G and Series H. The new notes incur interest at a rate of 3-month LIBOR plus 0.45% (compared to 3-month LIBOR plus 0.85% on Series A) and mature on February 22, 2011 (compared to May 22, 2010 for Series A). Total remaining availability under our $150 million revolving credit agreement and our $15 million of uncommitted credit arrangements was $112.6 million as of March 31, 2006. We have amended all of our notes such that, if we elect to pay additional interest, our ratio of “Total Debt” to “Adjusted EBITDA” (each term as defined in the debt agreements) may exceed the 3.5 to 1.0 limit, but be no greater than 4.0 to 1.0, for a period not to exceed 12 consecutive months. As of March 31, 2006, the ratio of Total Debt to Adjusted EBITDA was 3.1 to 1.0, and we were also in compliance with all other debt covenants.
Supplementing our available borrowing capacity, we could choose to sell up to $66 million of ownership interests in accounts receivable, but we sold only $46 million of such interests as of March 31, 2006. Further cash needs could be met through additional sales of our shares of Vail Resorts, Inc. Based on the market price of Vail stock at March 31, 2006, and excluding the 3.75 million shares already under forward sale contracts (discussed in the following paragraph), we could realize approximately $95 million in cash through the sale of this investment, net of income taxes.
During the first quarter of fiscal 2006, we entered into a forward sale contract relating to 1.78 million shares of our Vail common stock and received $50.5 million under the discounted advance payment feature of the contract. In April 2006, we entered into a similar contract relating to another 1.97 million shares and received $60.0 million. These contracts operate as a hedge of the cash flows expected from the sale of Vail shares in the future. At the maturity dates in the contracts, we can deliver a variable number of shares of Vail stock to the counterparty or settle the contracts with cash. The number of shares (or amount of cash) to be delivered will depend upon the market price of Vail shares at the settlement dates. A summary of contract terms follows:

	Maximum	Minimum	Floor	Cap
Maturity Date	Shares	Shares	Price	Price
November 2008	890,000	727,157	$34.59	$42.33
November 2009	985,050	783,028	38.34	48.23
November 2010	890,000	632,551	34.59	48.67
November 2011	985,050	681,695	38.34	55.40

Because Ralcorp accounts for its investment in Vail Resorts using the equity method, we are currently precluded from using hedge accounting under FAS 133 for these contracts. Accordingly, we must report changes to the fair value of these contracts within our statement of earnings. These gains or losses have no impact on our cash flows. The fair value of the contracts is dependent on several variables including the market price of Vail stock, estimated future Vail stock price volatility, interest rates, and the time remaining to the contract maturity dates.
During the first half of fiscal 2006, 3,422,900 shares of Ralcorp common stock were repurchased, while approximately 63,000 shares of treasury stock were issued for stock options exercised. As of March 31, 2006, the Board of Directors had not authorized any additional share repurchases.
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
Based on results of operations for the first seven months of fiscal 2006, we expect cost increases (especially raw materials, fuel surcharges on transportation, and energy) across all segments will negatively impact results for the year with most of the impact occurring in the first two quarters. The effects of our efforts to reduce our costs and increase prices have benefited recent results; however, increases in fuel and energy costs from current levels will have a negative impact on second half operating profit.
The Dressings, Syrups, Jellies & Sauces segment reported negative profit contribution during the first half of fiscal 2006. Management has reviewed the segment’s business model, has developed a plan for improvement, and has begun implementing necessary changes. Although the segment continues to be negatively affected by the previously mentioned cost increases and lower volumes, it returned to profitability during the second quarter. Management anticipates that as additional changes are executed, the segment’s profitability will improve in the second half of the year, but is still expected to be lower than in fiscal 2005.
In the Snack Nuts & Candy segment, the majority of the segment’s cost of products sold relates to commodities including peanuts, cashews, and tree nuts such as macadamias, pecans, and almonds. The costs of these commodities fluctuate, sometimes drastically, based upon worldwide supply and demand. These commodity fluctuations, when not accompanied by pricing changes due to competition, can result in short-term changes in the profitability of the segment. In the second half of fiscal 2006, we expect our costs to be lower than those experienced during the first half of this year, but comparable to the corresponding period of fiscal 2005.
The Frozen Bakery Products segment now consists of Bakery Chef, the ISB (in-store bakery) group, Western Waffles (acquired November 15, 2005), and Parco Foods (acquired February 7, 2006). Western Waffles is a Canadian operation which produces primarily private label toaster waffles and other griddle products for primarily U.S. retailers and foodservice customers. Parco Foods is a manufacturer of high quality cookies for sale primarily in the in-store bakery channel. Management has recently announced a significant reduction in workforce at the Parco facility as administrative and production positions are eliminated and product is moved to existing ISB cookie facilities. During fiscal 2006, the Parco Foods acquisition is expected to be slightly dilutive to earnings per share; however, it should be accretive by the first quarter of fiscal 2007 as the aforementioned changes are fully executed. The segment’s focus for fiscal 2006 is to execute its plan to rationalize capacity of the ISB cookie facilities and capitalize on the coordination of its component businesses by offering an expanded product grouping to its combined customer base.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 3 in Item 1 for a discussion regarding the adoption of FAS 123(R), “Share-Based Payment,” which reduced net earnings for the three and six months ended March 31, 2006 by approximately $.8 million ($.03 per share) and $1.6 million ($.05 per share), respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Except as described in the following paragraph, there have been no material changes to our critical accounting policies and estimates during the six months ended March 31, 2006.
During the six months ended March 31, 2006, we entered into a forward sale contract relating to 1.78 million shares of our Vail common stock. The fair value of the contract, which includes a collar on the Vail stock price, is estimated using the Black-Scholes model and is dependent on several variables. Changes in certain of those variables, particularly the market price of Vail stock on the valuation date, can have a significant effect on the fair value. Other variables include estimated future Vail stock price volatility, interest rates, and the time remaining to the contract maturity dates. As of March 31, 2006, the estimated fair value of the contract was $56.8 million, based on a $38.22 market price of Vail stock, a weighted average stock price volatility of approximately 21%, and a weighted average interest rate of 5.22%. For additional disclosures about this contract and a similar contract executed in April 2006, see the discussion under LIQUIDITY AND CAPITAL RESOURCES above.

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Report. These forward-looking statements are sometimes identified by their use of terms and phrases such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “will,” “could,” “may” or similar expressions. Our results of operations and financial condition may differ materially from those in the forward-looking statements. Such statements are based on our current views and assumptions, and involve risks and uncertainties that could affect expected results. The factors set forth below may cumulatively or individually impact expected results:
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
• Because we are precluded from using hedge accounting for our forward sale contracts related to our investment in Vail Resorts, Inc., our non-cash earnings can be adversely affected by changes in the fair value of these contracts, which is driven primarily by changes in the market price of Vail stock.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Except as discussed in the following paragraphs, we believe there have been no material changes in the reported market risks faced by the Company during the six months ended March 31, 2006. For additional information, refer to Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2005.
We had no material open commodity-related derivative contracts as of September 30, 2005, but as of March 31, 2006, we have several open contracts in place to hedge not only certain of our future raw material purchases, but also certain production and transportation needs. As of March 31, 2006, a hypothetical 10% adverse change in the relevant market prices would have decreased the fair value of our commodity-related derivatives portfolio, which includes futures, options, and swaps, by approximately $7.3 million. This volatility analysis ignores changes in the exposures inherent in the related hedged transactions. Because the Company does not hold or trade derivatives for speculation or profit, all changes in derivative values are effectively offset by corresponding changes in the hedged exposures.
The Company’s interest rate risk increased because fixed rate debt outstanding increased by $175 million. For more information, see Note 11 to the financial statements included in Item 1.
In November 2005, we entered into a forward sale contract relating to 1.78 million shares of our Vail common stock. In April 2006, we entered into a similar contract relating to another 1.97 million shares. These contracts include collars on the Vail stock price and operate as a hedge of the cash flows expected from the sale of Vail shares in the future. At the maturity dates in the contracts, we can deliver a variable number of shares of Vail stock to the counterparty or settle the contracts with cash. The number of shares (or amount of cash) to be delivered will depend upon the market price of Vail shares at the settlement dates. The fair value of the contracts is dependent on several variables including the market price of Vail stock, estimated future Vail stock price volatility, interest rates, and the time remaining to the contract maturity dates. As of March 31, 2006, the estimated fair value of the first contract, which matures in two equal tranches in November 2008 and November 2010, was a $56.8 million liability. As of that date, a hypothetical 10% increase in the Vail stock price would have increased the fair value of the contract liability by approximately $5.5 million, holding all other variables constant. We expect the new contract (which had an initial fair value liability of $60.0 million) to have similar sensitivity but with a greater total impact because of the larger number of shares under that contract. For additional disclosures about these contracts, see the discussion under LIQUIDITY AND CAPITAL RESOURCES in Item 2.
As of March 31, 2006, we held foreign currency forward contracts totaling $16.5 million at a weighted average exchange rate of 1.17 CAD/USD to hedge the collection of the USD-denominated sales of our recently acquired Canadian operation, Western Waffles, over the next few months.

Item 4. Controls and Procedures.

The Company’s management, with the participation of the Company’s Co-Chief Executive Officers and its Controller and Chief Accounting Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2006. Based upon that evaluation, the Co-Chief Executive Officers and the Controller and Chief Accounting Officer have concluded that, as of March 31, 2006, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information that is required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during our second quarter ended March 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

There is no information required to be reported under any items except those indicated below.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1 - January 31, 2006	0	$0	--	See total

February 1 - February 28, 2006	911,361	$38.04	--	See total

March 1 - March 31, 2006	1,535,958	$38.82	--	See total

Total	2,447,319	$38.53	--	0
(1) On March 24, 2006, the Company completed the Board of Directors’ authorization for repurchase of its shares of common stock. The Company does not currently have any programs in place for the repurchase of its shares of common stock.

Item 6.	Exhibits.
10.1	Form of 2006 Amended and Restated Management Continuity Agreement for CEOs.
10.2	Form of 2006 Amended and Restated Management Continuity Agreement for Corporate Officers.
31.1	Certification of Kevin J. Hunt pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 9, 2006.
31.2	Certification of David P. Skarie pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 9, 2006.
31.3	Certification of Thomas G. Granneman pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 9, 2006.
32	Certifications of Kevin J. Hunt, David P. Skarie and Thomas G. Granneman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 9, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RALCORP HOLDINGS, INC.

By: /s/ T. G. Granneman
T. G. Granneman
Duly Authorized Signatory and
Chief Accounting Officer
May 9, 2006

Exhibit Index

Exhibit            Description
10.1	Form of 2006 Amended and Restated Management Continuity Agreement for CEOs.
10.2	Form of 2006 Amended and Restated Management Continuity Agreement for Corporate Officers.
31.1	Certification of Kevin J. Hunt pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 9, 2006.
31.2	Certification of David P. Skarie pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 9, 2006.
31.3	Certification of Thomas G. Granneman pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated May 9, 2006.
32	Certifications of Kevin J. Hunt, David P. Skarie and Thomas G. Granneman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 9, 2006.