Form 10-Q
period 2006-06-30
RALCORP HOLDINGS INC /MO
filed 2006-08-08
CIK 1029506

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006.

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO ____________.

Commission file number: 1-12619

Ralcorp Holdings, Inc.
(Exact name of registrant as specified in its charter)

Missouri	43-1766315
(State of Incorporation)	(I.R.S. Employer
Identification No.)

800 Market Street, Suite 2900
St. Louis, MO	63101
(Address of principal	(Zip Code)
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

Large accelerated filer (x)	Accelerated filer ( )	Non-accelerated filer ( )

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ( ) No (x)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock	Outstanding Shares at
par value $.01 per share	August 4, 2006
26,659,711

RALCORP HOLDINGS, INC.

INDEX

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Statements of Earnings	1

	Condensed Consolidated Statements of Comprehensive Income	1

	Condensed Consolidated Balance Sheets	2

	Condensed Consolidated Statements of Cash Flows	3

	Notes to Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	18

PART II.	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 6.	Exhibits	19

SIGNATURES		19

(i)

PART I.  FINANCIAL INFORMATION

Item 1.      Financial Statements.

RALCORP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
(Dollars in millions except per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net Sales	$462.4	$406.5	$1,365.1	$1,233.2
Cost of products sold	(373.6)	(326.1)	(1,109.6)	(987.1)
Gross Profit	88.8	80.4	255.5	246.1
Selling, general and administrative expenses	(52.2)	(52.0)	(170.2)	(156.4)
Interest expense, net	(7.9)	(4.0)	(20.6)	(12.0)
Gain (loss) on forward sale contracts	3.7	-	(1.7)	-
Gain on sale of securities	-	-	2.6	-
Restructuring charges	-	(1.5)	-	(1.6)
Litigation settlement income	-	1.7	-	1.7
Earnings before Income Taxes
and Equity Earnings	32.4	24.6	65.6	77.8
Income taxes	(11.2)	(9.0)	(22.4)	(28.4)
Earnings before Equity Earnings	21.2	15.6	43.2	49.4
Equity in earnings of Vail Resorts, Inc.,
net of related deferred income taxes	9.0	8.4	10.6	9.1
Net Earnings	$30.2	$24.0	$53.8	$58.5

Earnings per Share
Basic	$1.14	$.81	$1.92	$1.98
Diluted	$1.12	$.79	$1.88	$1.92

See accompanying Notes to Condensed Consolidated Financial Statements.

RALCORP HOLDINGS INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in millions)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net Earnings	$30.2	$24.0	$53.8	$58.5
Other comprehensive income (loss)	3.9	(1.4)	6.8	1.3
Comprehensive Income	$34.1	$22.6	$60.6	$59.8

See accompanying Notes to Condensed Consolidated Financial Statements.

RALCORP HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in millions)

	June 30,	Sept. 30,
	2006	2005
Assets
Current Assets
Cash and cash equivalents	$14.4	$6.2
Investment in Ralcorp Receivables Corporation	83.9	42.5
Receivables, net	46.4	30.8
Inventories	180.7	181.5
Deferred income taxes	6.1	6.7
Prepaid expenses and other current assets	3.7	2.3
Total Current Assets	335.2	270.0
Investment in Vail Resorts, Inc.	102.7	87.6
Property, Net	399.2	357.4
Goodwill	448.0	412.5
Other Intangible Assets, Net	150.6	125.0
Other Assets	21.8	17.0
Total Assets	$1,457.5	$1,269.5

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$76.7	$76.9
Book cash overdrafts	25.8	35.0
Other current liabilities	68.2	59.5
Total Current Liabilities	170.7	171.4
Long-term Debt	550.7	422.0
Deferred Income Taxes	67.5	61.2
Other Liabilities	214.7	96.6
Total Liabilities	1,003.6	751.2
Shareholders' Equity
Common stock	.3	.3
Capital in excess of par value	121.9	119.9
Retained earnings	554.7	500.9
Common stock in treasury, at cost	(193.3)	(65.8)
Unearned portion of restricted stock	(3.8)	(4.3)
Accumulated other comprehensive loss	(25.9)	(32.7)
Total Shareholders' Equity	453.9	518.3
Total Liabilities and Shareholders' Equity	$1,457.5	$1,269.5

See accompanying Notes to Condensed Consolidated Financial Statements.

RALCORP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in millions)
	Nine Months Ended
	June 30,
	2006	2005

Cash Flows from Operating Activities
Net earnings	$53.8	$58.5
Adjustments to reconcile net earnings to net
cash flow provided by operating activities:
Depreciation and amortization	50.5	40.3
Stock-based compensation expense	4.1	.5
Loss on forward sale contracts	1.7	-
Gain on sale of securities	(2.6)	-
Equity in earnings of Vail Resorts, Inc.	(16.3)	(14.0)
Deferred income taxes	(.5)	6.6
Sale of receivables, net	(49.0)	49.0
Other changes in current assets and liabilities, net
of effects of business acquisitions	2.0	20.0
Other, net	7.3	3.9
Net Cash Provided by Operating Activities	51.0	164.8

Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	(109.8)	(99.7)
Additions to property and intangible assets	(40.4)	(44.5)
Proceeds from sale of property	2.1	-
Proceeds from sale of securities	3.8	-
Net Cash Used by Investing Activities	(144.3)	(144.2)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	275.0	-
Repayment of long-term debt	(100.0)	(50.0)
Net borrowings under credit arrangements	(46.3)	47.0
Advance proceeds from forward sale of investment	110.5	-
Purchases of treasury stock	(134.9)	(1.4)
Proceeds from exercise of stock options	4.3	5.0
Dividends paid	-	(29.3)
Other, net	(7.1)	(4.7)
Net Cash Provided (Used) by Financing Activities	101.5	(33.4)

Net Increase (Decrease) in Cash and Cash Equivalents	8.2	(12.8)
Cash and Cash Equivalents, Beginning of Period	6.2	23.7
Cash and Cash Equivalents, End of Period	$14.4	$10.9

See accompanying Notes to Condensed Consolidated Financial Statements.

RALCORP HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions except per share data)

NOTE 1 - PRESENTATION OF CONDENSED FINANCIAL STATEMENTS

The accompanying unaudited historical financial statements of the Company have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods presented. All such adjustments are of a normal recurring nature. Operating results for the periods presented are not necessarily indicative of the results for the full year. Certain prior year amounts have been reclassified to conform with the current year’s presentation. These statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended September 30, 2005. The significant accounting policies for the accompanying financial statements are the same as reported in that Annual Report, except that stock-based compensation is now recognized using the fair value method (as discussed in Note 3 below). In addition, the Company has not provided deferred taxes on undistributed earnings of its Canadian subsidiaries (related to the acquisition of Western Waffles, discussed in Note 2) at June 30, 2006, as it is the Company’s policy to indefinitely reinvest these earnings in foreign operations. The deferred tax liability associated with such earnings (which would become taxable to the extent that they are repatriated in the future) is estimated to be less than $1.0.

NOTE 2 - ACQUISITIONS

On February 7, 2006, the Company completed the purchase of Parco Foods, L.L.C., a manufacturer of high quality cookies for sale primarily in the in-store bakery channel. Parco Foods had net sales of approximately $50 for the year ended December 25, 2005. The Parco business is reported as part of Ralcorp’s Frozen Bakery Products segment and enhances the segment’s existing in-store bakery cookie offerings. Ralcorp paid a total of $24.7 related to the acquisition, including amounts paid to the former owners and holders of Parco’s outstanding indebtedness, as well as other related costs. Based on a preliminary allocation of the total acquisition cost to assets acquired and liabilities assumed, the Company recorded $3.2 of goodwill as of June 30, 2006. The allocation is subject to change pending the completion of analyses necessary to determine the fair values of certain assets and liabilities (including property, intangible assets, and deferred tax items). Based on preliminary valuation estimates, the allocation included $9.0 of customer relationships subject to amortization over an estimated amortization period of approximately 10 years.

On November 15, 2005, the Company completed the purchase of Western Waffles, Ltd., a Canadian manufacturer of private label frozen griddle products with three manufacturing facilities, approximately 370 employees, and annual net sales of approximately $75. The Western Waffles business complements the product offerings of Ralcorp’s Bakery Chef business (which includes a variety of frozen griddle products sold primarily in the foodservice channel) and launches Ralcorp into the private label frozen griddle products category. The Western Waffles business, like the Bakery Chef business, is reported as part of the Frozen Bakery Products segment. Ralcorp paid a total of $86.2 related to the acquisition, including amounts paid to the former owners and holders of Western Waffles’ outstanding indebtedness, as well as legal fees and other related costs. Based on a preliminary allocation of the total acquisition cost to assets acquired and liabilities assumed, the Company recorded $30.2 of goodwill as of June 30, 2006. The allocation is subject to change pending the completion of analyses necessary to determine the fair values of certain assets and liabilities (including property, intangible assets, and deferred tax items). Based on preliminary valuation estimates, the allocation included $24.0 of customer relationships subject to amortization over an estimated amortization period of approximately 15 years.

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net sales	$462.4	$447.0	$1,398.9	$1,363.2
Net earnings	30.2	24.3	54.2	61.7
Basic earnings per share	1.14	.82	1.93	2.08
Diluted earnings per share	1.12	.80	1.89	2.02

NOTE 3 - STOCK-BASED COMPENSATION

On October 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, (FAS 123(R)), which replaces FAS 123 and supersedes APB Opinion No. 25. FAS 123(R) requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). Ralcorp elected the modified prospective method of adopting FAS 123(R), whereby compensation cost is recognized for all share-based payments granted after October 1, 2005 and the unvested portion of outstanding awards at that time, based on the grant-date fair value of those awards calculated under FAS 123 for pro forma disclosures. Under this method of adoption, prior periods are not restated. Total compensation cost for share-based payment arrangements recognized during the three and nine months ended June 30, 2006 was $1.3 and $4.1, respectively, and the related recognized deferred tax benefit was $.5 and $1.5, respectively. As of June 30, 2006, the total compensation cost related to nonvested awards not yet recognized was $13.6, which is expected to be recognized over a weighted average period of 2.1 years. The adoption of FAS 123(R) had no impact on net cash flows, but the tax benefits realized from exercised stock options are now shown in cash flows from financing activities rather than operating activities.

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

	Three Months Ended	Nine Months Ended
	June 30,	June 30,
	2005	2005
Net earnings, as reported	$24.0	$58.5
Add: Stock-based employee compensation expense included
in reported net earnings, net of related tax effects	.1	$.3
Deduct: Total stock-based employee compensation expense
determined under fair value based method, net of related tax effects	(.6)	(2.1)
Pro forma net earnings	$23.5	$56.7

Earnings per share:
Basic - as reported	$.81	$1.98
Basic - pro forma	$.79	$1.92

Diluted - as reported	$.79	$1.92
Diluted - pro forma	$.77	$1.87

Changes in nonqualified stock options outstanding are summarized in the following table.
			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Options	Price	Term	Value
Outstanding at September 30, 2005	2,160,089	$23.35
Exercised	(254,239)	17.06
Forfeited	(7,598)	37.17
Outstanding at June 30, 2006	1,898,252	24.14	5.5 years	$34.9
Exercisable at June 30, 2006	602,341	17.94	3.8 years	14.8

The Company uses treasury shares to settle options exercised.  The following table provides more information about options exercised.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Cash received from the exercise of stock options	$3.1	$.8	$4.3	$5.0
Total intrinsic value of stock options exercised	4.6	1.1	6.0	7.8
Tax benefits realized from exercised stock options	1.6	.4	2.1	2.8

Information about the Company's other stock-based compensation awards is summarized in the following table.

	Restricted Stock Awards		Stock Appreciation Rights
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Number	Fair Value	Number	Fair Value
Nonvested at September 30, 2005	142,238	$35.40	400,000	$13.55
Granted	1,249	40.04	-
Forfeited	-		(5,000)	13.55
Nonvested at June 30, 2006	143,487	35.44	395,000	13.55

NOTE 4 - PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company sponsors qualified and supplemental noncontributory defined benefit pension plans and other postretirement benefit plans for certain of its employees. The following table provides the components of net periodic benefit cost for the plans.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Pension Benefits
Service cost	$.6	$.6	$1.8	$1.8
Interest cost	2.7	2.4	7.9	7.2
Expected return on plan assets	(3.0)	(2.9)	(9.1)	(8.7)
Amortization of unrecognized net loss	1.1	.6	3.4	1.9
Net periodic benefit cost	$1.4	$.7	$4.0	$2.2

Other Benefits
Service cost	$-	$.1	$.2	$.1
Interest cost	.5	.3	1.3	1.0
Amortization of unrecognized net loss	.2	.1	.6	.3
Net periodic benefit cost	$.7	$.5	$2.1	$1.4

NOTE 5 - RESTRUCTURING CHARGES

In the nine months ended June 30, 2006, restructuring charges were insignificant. Restructuring charges in the nine months ended June 30, 2005 consisted of $.8, $.3, and $.5 related to the closure of the plants in Kansas City, KS, City of Industry, CA, and Kent, WA, respectively.

NOTE 6 - EARNINGS PER SHARE

The weighted-average shares outstanding for basic and diluted earnings per share were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Weighted Average Shares
for Basic Earnings per Share	26,515	29,621	27,993	29,510
Dilutive effect of:
Stock options	479	800	498	851
Restricted stock awards	39	27	35	23
Weighted Average Shares
for Diluted Earnings per Share	27,033	30,448	28,526	30,384

Certain stock-based awards were outstanding during the three and nine months ended June 30, 2006 and could potentially dilute basic earnings per share in the future, but were not included in the computation of diluted earnings per share for those periods because they were antidilutive. Those awards included 25,701 stock options at $34.73 per share, 10,281 stock options at $35.31 per share, 157,000 stock options at $45.25 per share, 25,000 stock options at $42.00 per share, and 395,000 stock appreciation rights at $42.00 per share.

NOTE 7 - SALE OF RECEIVABLES

The Company has an agreement to sell, on an ongoing basis, all of its trade accounts receivable to a wholly owned, bankruptcy-remote subsidiary named Ralcorp Receivables Corporation (RRC). RRC can then sell up to $66.0 of ownership interests in qualifying receivables to a bank commercial paper conduit. RRC is a qualifying special purpose entity under FAS 140, and the sale of Ralcorp receivables to RRC is considered a true sale for accounting, tax and legal purposes. The accounts receivable of the Frozen Bakery Products segment and the Medallion business have not been incorporated into the agreement and are not currently being sold to RRC. As of June 30, 2006, the outstanding balance of receivables (net of an allowance for doubtful accounts) sold to RRC was $83.9 and the Company elected not to sell any to the conduit, resulting in a subordinated retained interest of $83.9 reflected on the Company’s consolidated balance sheet as an “Investment in Ralcorp Receivables Corporation.” As of September 30, 2005, net receivables sold to RRC were $91.5 and proceeds received were $49.0, resulting in a retained interest of $42.5. Discounts related to the sale of receivables totaled $.8 and $.6 in the nine months ended June 30, 2006 and 2005, respectively, and are included on the statement of earnings in selling, general and administrative expenses.

NOTE 8 - INVENTORIES consisted of:
	June 30,	Sept. 30,
	2006	2005
Raw materials and supplies	$80.5	$79.1
Finished products	103.1	105.4
	183.6	184.5
Allowance for obsolete inventory	(2.9)	(3.0)
	$180.7	$181.5

NOTE 9 - PROPERTY, NET consisted of:
	June 30,	Sept. 30,
	2006	2005
Property at cost	$720.6	$651.7
Accumulated depreciation	(321.4)	(294.3)
	$399.2	$357.4

NOTE 10 - OTHER INTANGIBLE ASSETS, NET consisted of:
	June 30,	Sept. 30,
	2006	2005
Computer software	$43.0	$42.0
Customer relationships	133.0	98.3
Trademarks	19.0	19.0
	195.0	159.3
Accumulated amortization	(44.4)	(34.3)
	$150.6	$125.0

Amortization expense related to these assets was:
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Computer software	$.9	$1.0	$2.8	$1.7
Customer relationships	2.2	1.0	6.3	3.2
Trademarks	.3	.3	.9	.8
	$3.4	$2.3	$10.0	$5.7

NOTE 11 - LONG-TERM DEBT consisted of:
	June 30, 2006		September 30, 2005
	Balance	Rate	Balance	Rate
Floating Rate Senior Notes, Series A	$-	n/a	$100.0	4.67%
Fixed Rate Senior Notes, Series B	145.0	4.24%	145.0	4.24%
Fixed Rate Senior Notes, Series C	50.0	5.43%	50.0	5.43%
Fixed Rate Senior Notes, Series D	75.0	4.76%	75.0	4.76%
Fixed Rate Senior Notes, Series E	100.0	5.57%	-	n/a
Fixed Rate Senior Notes, Series F	75.0	5.43%	-	n/a
Floating Rate Senior Notes, Series G	50.0	5.64%	-	n/a
Floating Rate Senior Notes, Series H	50.0	5.64%	-	n/a
Industrial Development Revenue Bond	5.6	3.99%	5.6	2.66%
$150 Revolving Credit Agreement	-	n/a	40.0	4.61%
Uncommitted credit arrangements	.1	6.06%	6.4	4.69%
	$550.7		$422.0

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

On December 27, 2005, the Company entered into a new $150 Revolving Credit Agreement, replacing the similar agreement established on October 15, 2004. Borrowings under the new agreement incur interest at the Company’s choice of either (1) LIBOR plus the applicable margin rate (currently 0.625%) or (2) the higher of (a) the federal funds rate plus 0.50% or (b) the prime rate. Such borrowings are unsecured and mature on December 27, 2010. The credit agreement calls for a commitment fee calculated as a percentage (currently 0.09%) of the unused portion, and contains certain representations, warranties, covenants, and conditions customary to credit facilities of this nature. The covenants include requirements that “EBIT” be at least three times “Consolidated Interest Expense”, and that “Total Debt” not exceed 3.5 times “Adjusted EBITDA” (each term as defined in the agreement).

On February 22, 2006, the Company issued Floating Rate Senior Notes, Series G and Series H, totaling $100.0. The proceeds from this private placement debt were used to repay the Floating Rate Senior Notes, Series A, issued on May 22, 2003. Borrowings under Series G and Series H incur interest at a rate of 3-month LIBOR plus 0.45%, adjusted quarterly, and mature on February 22, 2011.

NOTE 12 - FORWARD SALE CONTRACTS

During the quarter ended December 31, 2005, Ralcorp entered into a forward sale contract relating to 1.78 million shares of its Vail common stock. Under the contract, at the maturity dates (half on November 21, 2008 and half on November 22, 2010) the Company can deliver a variable number of shares of Vail stock (or cash) to the counterparty. During the quarter ended June 30, 2006, the Company entered into a similar agreement relating to 1.97 million additional shares of its Vail common stock, with maturity dates of November 18, 2009 and November 16, 2011. The calculation of the number of shares ultimately delivered will depend on the price of Vail shares at settlement and includes a price collar. Ralcorp received $50.5 and $60.0, respectively, under the discounted advance payment feature of the contracts. Amortization of the corresponding $11.0 and $15.5 discounts is included in “Interest expense, net” on the statement of earnings. At June 30, 2006, the fair value of the contracts was $114.4, included in “Other Liabilities” on the balance sheet. Because Ralcorp accounts for its investment in Vail Resorts using the equity method, these contracts, which are intended to hedge the future sale of those shares, are not eligible for hedge accounting. Therefore, any gains or losses on the contracts are immediately recognized in earnings. For the three and nine months ended June 30, they are separately reported as “Gain (loss) on forward sale contracts” on the statement of earnings.

NOTE 13 - TREASURY STOCK

During the nine months ended June 30, 2006, the Company repurchased 3,422,900 shares of its common stock at a total cost of $134.9. As of June 30, 2006, there were 6,356,445 shares in treasury and 26,654,872 shares outstanding. As of September 30, 2005, there were 3,190,557 shares in treasury and 29,820,760 shares outstanding.

NOTE 14 - SEGMENT INFORMATION

The following tables present information about the Company’s reportable segments. Management evaluates each segment’s performance based on its profit contribution, which is profit or loss from operations before income taxes, interest, costs related to restructuring activities, and other unallocated corporate income and expenses.
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net Sales
Ralston Foods	$114.7	$91.7	$332.3	$278.0
Bremner	80.4	79.8	239.2	244.0
Cereals, Crackers & Cookies	195.1	171.5	571.5	522.0
Dressings, Syrups, Jellies & Sauces	102.9	98.7	289.6	289.2
Snack Nuts & Candy	52.5	55.7	177.0	174.8
Frozen Bakery Products	111.9	80.6	326.9	247.2
Total	$462.4	$406.5	$1,365.0	$1,233.2

Profit Contribution
Cereals, Crackers & Cookies	$20.9	$16.7	$55.2	$50.6
Dressings, Syrups, Jellies & Sauces	7.4	4.1	6.9	10.2
Snack Nuts & Candy	3.2	5.4	10.0	15.3
Frozen Bakery Products	11.7	11.7	36.5	35.9
Total segment profit contribution	43.2	37.9	108.6	112.0
Interest expense, net	(7.9)	(4.0)	(20.6)	(12.0)
Gain (loss) on forward sale contracts	3.7	-	(1.7)	-
Gain on sale of securities	-	-	2.6	-
Restructuring charges	-	(1.5)	-	(1.6)
Accelerated depreciation	-	(1.0)	(1.1)	(1.2)
Litigation settlement income, net	-	1.7	-	1.7
Systems upgrades and conversions	(.6)	(1.9)	(3.0)	(5.6)
Stock-based compensation expense	(1.3)	(.1)	(4.1)	(.5)
Other unallocated corporate expenses	(4.7)	(6.5)	(15.1)	(15.0)
Earnings before income taxes
and equity earnings	$32.4	$24.6	$65.6	$77.8

Depreciation and Amortization
Cereals, Crackers & Cookies	$6.9	$6.6	$20.7	$18.1
Dressings, Syrups, Jellies & Sauces	2.1	2.5	6.4	6.8
Snack Nuts & Candy	.8	.7	2.3	2.0
Frozen Bakery Products	6.2	3.8	16.9	11.3
Corporate	.9	1.1	4.2	2.1
Total	$16.9	$14.7	$50.5	$40.3

	June 30,	Sept. 30,
	2006	2005
Assets
Cereals, Crackers & Cookies	$368.5	$370.9
Dressings, Syrups, Jellies & Sauces	140.1	150.5
Snack Nuts & Candy	102.4	114.8
Frozen Bakery Products	582.5	447.2
Total segment assets	1,193.5	1,083.4
Investment in Ralcorp Receivables Corporation	83.9	42.5
Investment in Vail Resorts, Inc.	102.7	87.6
Other unallocated corporate assets	77.4	56.0
Total	$1,457.5	$1,269.5

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and capital resources of Ralcorp Holdings, Inc. This discussion should be read in conjunction with the financial statements under Item 1 and the CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS under this Item 2. The terms “our,” “we,” “Company,” and “Ralcorp” as used herein refer to Ralcorp Holdings, Inc. and its consolidated subsidiaries.

RESULTS OF OPERATIONS

Consolidated

The following table summarizes key data (in millions of dollars, except for percentage data as indicated) that we believe is important for you to note as you read the consolidated results analysis discussions below. In addition, please refer to Note 14 to the financial statements in Item 1 (on the preceding page) for data regarding net sales and profit contribution by segment.
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net earnings	30.2	24.0	53.8	58.5
Net sales	462.4	406.5	1,365.1	1,233.2
Cost of products sold as % of net sales	80.8%	80.2%	81.3%	80.0%
SG&A as % of net sales	11.3%	12.8%	12.5%	12.7%
Interest expense	(7.9)	(4.0)	(20.6)	(12.0)
Gain (loss) on forward sale contracts	3.7	-	(1.7)	-
Gain on sale of securities	-	-	2.6	-
Restructuring charges	-	(1.5)	-	(1.6)
Litigation settlement income	-	1.7	-	1.7
Effective income tax rate	34.6%	36.5%	34.1%	36.5%
Equity in earnings of Vail Resorts, Inc.	13.8	12.9	16.3	14.0

Net earnings were higher in the third quarter of fiscal 2006 as sales growth in several of our businesses resulted in higher profit contribution, despite the effects of increases in the costs of raw materials, freight, and energy. Third quarter results also benefited from a non-cash gain on our Vail forward sale contracts, reduced spending for systems upgrades and conversions, earnings added by recently acquired businesses, a lower effective income tax rate, and higher equity earnings from Vail. Those effects were largely offset by increases in interest expense and stock-based compensation expense. In the first nine months of fiscal 2006, net earnings were lower than last year due to significantly higher interest expense driven by borrowings to fund recent acquisitions and share repurchases, lower segment profit contribution resulting from unmitigated cost increases early in the year, and a year-to-date non-cash loss on our Vail forward sale contracts. Those negative effects were partially offset by earnings added by the recent acquisitions, the limited effect of pricing increases, and the gain on sale of some of our Vail shares, as well as the lower tax rate and higher Vail earnings. More detailed discussion and analysis of these and other factors follows.
Net sales for the third quarter and first nine months grew 14% and 11%, respectively, primarily due to business acquisitions as shown in the following table.
		Three Months Ended	Nine Months Ended
Business Acquired	Acquisition Date	June 30, 2006	June 30, 2006
Medallion Foods	June 22, 2005	$12.8	$36.6
Western Waffles	November 15, 2005	18.6	47.6
Parco Foods	February 7, 2006	7.3	13.2
		$38.7	$97.4

The remaining growth (4% in the quarter and 3% through nine months) was due primarily to selling price increases and product mix, as overall organic volume growth was less than 2% in the quarter and flat year-to-date. Note the “Net Sales” comparisons by segment in Note 14 of Item 1, and refer to the segment discussions below for more detailed information about factors affecting net sales.

Cost of products sold increased as a percentage of net sales, primarily as a result of higher costs of certain raw materials, freight, and energy (slightly offset by cost savings from plant closures and other cost reduction efforts), partially offset by some pricing improvements. The following table shows the approximate year-over-year cost increases due to higher rates or per unit costs.

	Three Months	Nine Months
	Ended June 30	Ended June 30
Raw Materials (ingredients and packaging)	$11.1	$27.9
Outbound Freight (rates and fuel surcharges)	1.8	10.1
Energy (primarily natural gas and electicity)	1.6	7.4

Because of the rapid escalation of these costs and the nature of the private label retail business, these costs could not be fully recovered through increased pricing or reductions in other costs. Refer to the segment discussions below for more information.
Selling, general and administrative expenses (SG&A) were flat in the third quarter while net sales increased, reducing the ratio. This was the result of acquisition synergies, lower costs for systems upgrades and conversions, and the timing of certain expenses, partially offset by additional stock-based compensation expense due to the adoption of FAS 123(R) (approximately $1.2 million per quarter in SG&A).
Interest expense increased primarily as a result of higher average outstanding debt levels in fiscal 2006, but also because of higher rates. The increase in debt was mainly due to borrowings used to fund the Medallion, Western Waffles, and Parco acquisitions and the repurchase of Ralcorp stock. The weighted average interest rate on all of the Company’s outstanding debt was 4.85% and 4.61% in the third quarter of fiscal 2006 and 2005, respectively (4.82% and 4.39% through nine months of each year, respectively). In addition, interest expense included amortization of the prepayment discount on our Vail forward sale contract, which totaled $1.3 million and $2.2 million in the three and nine months ended June 30, 2006. For more information, see “Gain (loss) on forward sale contracts” and LIQUIDITY AND CAPITAL RESOURCES below, as well as Note 11 in Item 1.
We have an agreement which gives us the ability to sell up to $66 million of certain of our trade accounts receivable on an ongoing basis through fiscal 2006. Discounts related to this agreement totaled $.8 million and $.6 million in the first nine months of fiscal 2006 and 2005, respectively, and are included in the consolidated statement of earnings in selling, general and administrative expenses.
Gain (loss) on forward sale contracts - Net earnings were affected by non-cash gains and losses on our forward sale contracts, executed November 22, 2005, and April 19, 2006, related to a total of 3,750,100 of our shares of Vail Resorts, Inc. The contracts include a collar on the Vail stock price and the prepayment of proceeds at a discount (whereby Ralcorp received a total of $110.5 million). Because Ralcorp accounts for its investment in Vail Resorts using the equity method, these contracts, which are intended to hedge the future sale of those shares, are not eligible for hedge accounting. Therefore, gains or losses on the contracts are immediately recognized in earnings. It should be noted that the market price of Vail stock decreased from $38.22 to $37.10 per share during the third quarter, resulting in $4.2 million of unrecorded unrealized loss on the shares covered by these contracts. Also note that the $.8 million first quarter gain was reported in “Interest expense, net” in our Quarterly Report on Form 10-Q for the period ended December 31, 2005, but reclassified to the separate line titled “Gain (loss) on forward sale contracts” in this Report to conform to the current presentation, which provides better visibility to these unusual earnings impacts. For more information on these contracts, see LIQUIDITY AND CAPITAL RESOURCES below.
Gain on sale of securities - On March 21, 2006, we sold 100,000 of our shares of Vail Resorts for a total of $3.8 million. The shares had a carrying value of $1.2 million, so the transaction resulted in a $2.6 million gain.
Restructuring charges in the quarter and nine months ended June 30, 2005 were related to the closure of Carriage House’s Kansas City and City of Industry plants and the in-store bakery (ISB) cookie plant in Kent, WA. There have been no significant restructuring charges in fiscal 2006.
Income taxes were affected by lower effective tax rates. The new “Domestic Production Activities Deduction” will reduce our effective federal income tax rate by approximately 1% in fiscal 2006. In addition, favorable Canadian tax benefits related to the Western Waffles entities further reduced our effective rate. We have not provided deferred taxes on undistributed earnings of those entities at June 30, 2006, as it is our policy to indefinitely reinvest these earnings in foreign operations. The deferred tax liability associated with such earnings (which would become taxable to the extent that they are repatriated in the future) is estimated to be less than $1.0.
Equity in Earnings of Vail Resorts, Inc. - Ralcorp holds approximately 20% of the common stock of Vail Resorts, Inc. (NYSE:MTN). Because of its significant ownership and because two of its directors also serve on the Board of Vail Resorts, Ralcorp accounts for this investment using the equity method. Vail Resorts operates on a fiscal year ending July 31; therefore, we report our portion of Vail Resorts’ operating results on a two-month time lag. Vail Resorts’ operations are highly seasonal, typically yielding income for the second and third fiscal quarters and losses for the first and fourth fiscal quarters. Deferred taxes are provided at approximately 35%.

Cereals, Crackers & Cookies

As shown above, sales of corn-based snacks from the acquired Medallion business accounted for 56% of the increase in net sales in the Ralston Foods cereal and snacks division in the quarter and 67% of the increase through nine months. In the three and nine months ended June 30, 2006, the base cereal business grew about 11% and 6% from the corresponding periods last year, as a result of both increased sales volumes and higher selling prices (which were increased in an effort to cover escalating input costs). Overall cereal volume was up about 6% in the third quarter, as co-manufacturing levels more than doubled (to account for more than 7% of the division’s total sales volume), hot cereal volumes rose 7%, and private label ready-to-eat (RTE) cereal sales volume grew 1%. RTE continued to face increased promotional activity by branded competitors, as well as difficult comparisons to last year’s third quarter (which had grown 13% from the previous year), but benefited from increased distribution of new products. Through nine months, overall cereal volume was up about 3%, with RTE up 1%, hot cereal up 2%, and co-manufacturing up 16% to approximately 4% of the division’s total sales volume.
At the Bremner cracker and cookie division, an overall sales volume decline of 6% from last year’s third quarter was offset by the effects of recent price increases and new co-manufacturing business with a higher price per unit of volume. Bremner’s co-manufacturing sales volume was down 9%, but related net sales dollars were slightly higher. Cracker volume was down 6% due to increased branded promotion and lower private label promotion. Cookie volume was down 6% due to overall category softness and significantly lower private label promotion. For the first nine months of the year, overall sales volume declined 7%, with cookies down 6%, crackers down 5%, and co-manufacturing down 24%.
About one third ($1.5 million) of the increase in the Cereal, Crackers & Cookies segment’s profit contribution for the third quarter was due to the results from Medallion (which are net of $.6 million of amortization of intangibles). The base businesses benefited from the net sales growth and a favorable mix (primarily due to the increase in co-manufacturing sales), partially offset by the effects of increased per unit costs of raw materials, energy, and freight totaling approximately $6.6 million, $1.2 million, and $.2 million, respectively. Specific commodities with higher costs include sugar, oats, rice, almonds, wheat, and soybean oil. For the first nine months of the year, Medallion contributed about $4.4 million (net of $1.9 million of intangibles amortization), while profit from the base businesses was flat as the positive impact of higher net sales were offset by the negative effects of higher raw materials, energy, and freight costs (approximately $7.5 million, $4.8 million, and $4.7 million, respectively).

Dressings, Syrups, Jellies & Sauces

In the Dressings, Syrups, Jellies & Sauces segment, also known as Carriage House, third quarter net sales grew primarily as a result of improved pricing, as well as a favorable product mix, while overall volume was unchanged. Through nine months, net sales were slightly higher than last year due the improved pricing, partially offset by a 2% volume decline. The decrease in volume was due in part to the effects of the City of Industry plant closure at the end of fiscal 2005 and the loss of certain product lines with a few customers in competitive bids.
Carriage House delivered improved profits in the third quarter as a result of the net sales growth coupled with reduced production costs and SG&A expenses, partially offset by the effects of higher cost rates for raw materials, freight, and energy. Production costs and SG&A were favorable as a result of lower overhead spending (including salaries and incentive compensation), savings from the closure of the City of Industry plant, and other spending decreases. Unfavorable costs of raw materials, outbound freight, and energy reduced the segment’s third quarter profit contribution by $1.5 million, $1.1 million, and $.2 million, respectively, compared to last year. For the nine-month period, the corresponding rate variances totaled approximately $6.9 million, $3.4 million, and $1.5 million. The raw material impacts were due primarily to petroleum-based plastic packaging cost increases, but also to higher costs of glass containers, caps, corn sweeteners, sugar, soybean oil, and other ingredients.

Snack Nuts & Candy

Third quarter net sales for the Snack Nuts & Candy segment, also known as Nutcracker Brands, dropped 6% from last year due to a 4% decline in sales volume (particularly in almonds, mixed nuts, flavored nuts, and chocolate-covered nuts) and an unfavorable product mix. Through nine months, despite a 2% decline in total volume, net sales were up 1% as a result of price increases implemented during fiscal 2005 and a favorable product mix. Volume declines are attributable to narrowing consumer price gaps between our products and those of our branded competitors, as well as weaker consumer demand for certain specialty items.

         The segment’s profit contribution for the three and nine months ended June 30, 2006 was lower than last year, primarily as a result of higher ingredient costs and larger allocations from centralized cost centers (at both corporate and Bremner). In each of the three quarters this year, allocations were about $1 million higher than last year as a result of increased charges related to information systems and revised cross-charges for other shared functions to better reflect the proportion of benefits received. Third quarter profit was reduced by the decline in net sales. Costs of raw materials were $1.9 million higher in the quarter and $9.8 million higher in the nine-month period (primarily almonds and other tree nuts). Freight and energy cost increases also reduced this segment’s profit by $.2 million and $.1 million (respectively) in the third quarter and by $.5 million and $.4 million (respectively) through nine months.

Frozen Bakery Products

As detailed above, sales from the recently-acquired Western Waffles and Parco businesses accounted for most of the increase in year-over-year net sales in the Frozen Bakery Products segment, while the base business grew $5.4 million for the quarter and $18.9 million for the nine-month period due to higher volumes. In the third quarter, growth in the base business was driven primarily by an 8% increase in its foodservice channel, with increases in its retail channel partially offset by declines in its in-store bakery (ISB) channel. Through nine months, the base business growth was again driven primarily by a 10% increase in the foodservice channel, while the retail and ISB channels also reported year-over-year increases.
After about $1.3 million amortization of identifiable intangibles (currently estimated at a combined total of $33 million), the combined profit contribution from the recent acquisitions was not significant through June 30, 2006 (a $1.9 million loss from Parco, offset by income from Western Waffles). The segment’s profit contribution was flat in the third quarter and rose slightly in the nine-month period, as the effects of strong sales growth were largely offset by higher costs of raw materials ($1.1 million and $3.7 million, respectively), outbound freight ($.3 million and $1.5 million, respectively), and energy ($.1 million and $.7 million, respectively). In addition, Frozen Bakery Products incurred about $.3 million and $1.2 million, respectively, of expenses related to the start-up of a new production line, which will improve the flexibility of our operations.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have funded operating needs by generating positive cash flows through operations. We expect to continue generating operating cash flows through our mix of businesses and expect that short-term and long-term liquidity requirements will be met through a combination of operating cash flows and strategic use of borrowings under committed and uncommitted credit arrangements. Capital resources remained strong at June 30, 2006, with total shareholders’ equity of $453.9 million and a long-term debt to total capital (which is the total of long-term debt and total shareholders’ equity) ratio of 55%, compared with corresponding figures for September 30, 2005 of $518.3 million and 45%. Working capital, excluding cash and cash equivalents, increased to $150.1 million at June 30, 2006, from $92.4 million at September 30, 2005.
Cash provided by operating activities was $51.0 million through nine months of fiscal 2006 compared to $164.8 million in last year’s first nine months. This change was primarily due to cash flows related to our receivables sale agreement. During the first nine months of fiscal 2006, net proceeds received from the sale of beneficial interests in accounts receivable were reduced by $49.0 million, compared with a $49.0 million net increase of proceeds a year ago. See Note 7 in Item 1 for more information about the sale of receivables.
Ralcorp paid $86.2 million and $24.7 million related to the acquisitions of Western Waffles and Parco Foods, respectively, including amounts paid to the former owners and holders of those companies’ outstanding indebtedness, as well as legal fees and other related costs. Capital expenditures for fiscal 2006 are expected to be approximately $60 million, of which $40.4 million was spent during the first nine months. As discussed below, we have adequate capacity under current borrowing arrangements to meet these cash needs.
On November 22, 2004, $50.0 million of Floating Rate Senior Notes, Series A, was repaid with proceeds from the sale of accounts receivable. On December 21, 2005, we issued Fixed Rate Senior Notes, Series E and Series F, totaling $175 million, with $100 million due in 2015 and $75 million due in 2012. On December 27, 2005, we entered into a new $150 million revolving credit agreement, replacing the similar agreement established on October 15, 2004. Borrowings under the new agreement mature December 27, 2010. On February 22, 2006, we repaid the remaining $100.0 million outstanding under Floating Rate Senior Notes, Series A, with proceeds from the issuance of Floating Rate Senior Notes, Series G and Series H. The new notes incur interest at a rate of 3-month LIBOR plus 0.45% (compared to 3-month LIBOR plus 0.85% on Series A) and mature on February 22, 2011 (compared to May 22, 2010 for Series A). Total remaining availability under our $150 million revolving credit agreement and our $15 million of uncommitted credit arrangements was $164.9 million as of June 30, 2006. We have amended all of our notes such that, if we elect to pay additional interest, our ratio of “Total Debt” to “Adjusted EBITDA” (each term as defined in the debt agreements) may exceed the 3.5 to 1.0 limit, but be no greater than 4.0 to 1.0, for a period not to exceed 12 consecutive months. As of June 30, 2006, the ratio of Total Debt to Adjusted EBITDA was 2.7 to 1.0, and we were also in compliance with all other debt covenants.

Supplementing our available borrowing capacity, we could choose to sell up to $66 million of ownership interests in accounts receivable, but we had sold no such interests as of June 30, 2006. Further cash needs could be met through additional sales of our shares of Vail Resorts, Inc. Based on the market price of Vail stock at June 30, 2006, and excluding the 3.75 million shares already under forward sale contracts (discussed in the following paragraph), we could realize approximately $93 million in cash through the sale of this investment, net of income taxes.
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
During the first nine months of fiscal 2006, 3,422,900 shares of Ralcorp common stock were repurchased, while approximately 243,000 shares of treasury stock were issued for stock options exercised. On May 25, 2006, the Board of Directors authorized the repurchase of up to 2,000,000 additional shares.
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
The Dressings, Syrups, Jellies & Sauces segment reported negative profit contribution during the first half of fiscal 2006. Operating results improved significantly in the third quarter compared to fiscal 2005. Management anticipates that the segment’s profitability for the fourth quarter will again exceed fiscal 2005 results, but the improvement will not be as great as in the third quarter.
Volumes in the Cereals, Crackers & Cookies and Snack Nuts & Candy segments have been negatively impacted by aggressive promotions by branded competitors. Management anticipates that this high level of promotional activity will continue into the fourth quarter.
The Frozen Bakery Products segment now consists of Bakery Chef, the ISB (in-store bakery) group, Western Waffles (acquired November 15, 2005), and Parco Foods (acquired February 7, 2006). Western Waffles is a Canadian operation that produces primarily private label toaster waffles and other griddle products for primarily U.S. retailers and foodservice customers. Parco Foods is a manufacturer of high quality cookies for sale primarily in the in-store bakery channel. During the third quarter, management significantly reduced the administrative and production workforce at the Parco facility and moved most products to existing ISB facilities. During the fourth quarter of fiscal 2006, the Parco Foods acquisition is expected to be neutral to earnings per share; however, it should be accretive by the first quarter of fiscal 2007 as the aforementioned changes are fully executed. In addition, we recently began the process of closing our griddle products facility in Moncton, New Brunswick, and transferring production to other plants. The segment’s focus for fiscal 2006 and beyond is to execute its plan to rationalize capacity and capitalize on the coordination of its component businesses by offering an expanded product grouping to its combined customer base.

The Company purchases significant quantities of certain ingredients (e.g., peanuts, wheat flour, soybean oil, eggs, various tree nuts, corn syrup, cocoa, fruits), packaging materials (e.g., resin, glass, paper products), energy (e.g., natural gas), and transportation services. Recently, the market costs of some of these items, notably corn products and energy-related components such as resin and diesel fuel, have increased significantly. In order to offset the impact of these significant cost increases and maintain profitability levels, the Company will need to take additional actions, including further cost reductions and, where justified, selected pricing changes.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 3 in Item 1 for a discussion regarding the adoption of FAS 123(R), “Share-Based Payment,” which reduced net earnings for the three and nine months ended June 30, 2006 by approximately $.7 million ($.03 per share) and $2.3 million ($.08 per share), respectively.
In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” which will be effective as of the beginning of Ralcorp’s 2008 fiscal year. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. At this time, we have not completed our review and assessment of the impact of the adoption of this Interpretation.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Except as described in the following paragraph, there have been no material changes to our critical accounting policies and estimates during the nine months ended June 30, 2006.
During the nine months ended June 30, 2006, we entered into forward sale contracts relating to a total of 3.75 million shares of our Vail common stock. The fair value of the contracts, which include a collar on the Vail stock price, is estimated using the Black-Scholes model and is dependent on several variables. Changes in certain of those variables, particularly the market price of Vail stock on the valuation date, can have a significant effect on the fair value. Other variables include estimated future Vail stock price volatility, interest rates, and the time remaining to the contract maturity dates. As of June 30, 2006, the estimated fair value of the contracts was $114.4 million, based on a $37.10 market price of Vail stock, a weighted average stock price volatility of approximately 21%, and a weighted average interest rate of approximately 5.57%. For additional disclosures about these contracts, see the discussion under LIQUIDITY AND CAPITAL RESOURCES above.

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
• If actual or forecasted cash flows of any reporting unit deteriorate such that its fair value falls below its carrying value, goodwill will likely be impaired and an impairment loss would be recorded immediately as a charge against earnings.
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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

Except as discussed in the following paragraphs, we believe there have been no material changes in the reported market risks faced by the Company during the nine months ended June 30, 2006. For additional information, refer to Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2005.
We had no material open commodity-related derivative contracts as of September 30, 2005, but as of June 30, 2006, we have several open contracts in place to hedge not only certain of our future raw material purchases, but also certain production and transportation needs. As of June 30, 2006, a hypothetical 10% adverse change in the relevant market prices would have decreased the fair value of our commodity-related derivatives portfolio, which includes futures, options, and swaps, by approximately $6.6 million. This volatility analysis ignores changes in the exposures inherent in the related hedged transactions. Because the Company does not hold or trade derivatives for speculation or profit, all changes in derivative values are effectively offset by corresponding changes in the hedged exposures.
The Company’s interest rate risk increased because fixed rate debt outstanding increased by $175 million. For more information, see Note 11 to the financial statements included in Item 1.
In November 2005, we entered into a forward sale contract relating to 1.78 million shares of our Vail common stock. In April 2006, we entered into a similar contract relating to another 1.97 million shares. These contracts include collars on the Vail stock price and operate as a hedge of the cash flows expected from the sale of Vail shares in the future. At the maturity dates in the contracts, we can deliver a variable number of shares of Vail stock to the counterparty or settle the contracts with cash. The number of shares (or amount of cash) to be delivered will depend upon the market price of Vail shares at the settlement dates. The fair value of the contracts is dependent on several variables including the market price of Vail stock, estimated future Vail stock price volatility, interest rates, and the time remaining to the contract maturity dates. As of June 30, 2006, the estimated fair value of the first contract, which matures in two equal tranches in November 2008 and November 2010, was a $54.9 million liability, while the estimated fair value of the second contract, which matures in two equal tranches in November 2009 and November 2011, was a $59.5 million liability. As of June 30, 2006, a hypothetical 10% increase in the Vail stock price would have increased the fair value of the total liability by approximately $10.7 million, holding all other variables constant. For additional disclosures about these contracts, see the discussions under LIQUIDITY AND CAPITAL RESOURCES and CRITICAL ACCOUNTING POLICIES AND ESTIMATES in Item 2.

As of June 30, 2006, we held foreign currency forward contracts totaling $12.0 million at a weighted average exchange rate of 1.17 CAD/USD to hedge the collection of the USD-denominated sales of our recently acquired Canadian operation, Western Waffles, over the next few months.

Item 4.     Controls and Procedures.

The Company’s management, with the participation of the Company’s Co-Chief Executive Officers and its Controller and Chief Accounting Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2006. Based upon that evaluation, the Co-Chief Executive Officers and the Controller and Chief Accounting Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information that is required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.
In April 2006, we converted the information system that we used in our Lofthouse division to that used by our Bakery Chef business (or Frozen Bakery Products segment) to accumulate financial data used in financial reporting. We utilized this integrated system to generate financial statements for our fiscal quarter ended June 30, 2006. The conversion was not made in response to any deficiency in our internal controls. Other than ongoing modifications to our information systems, which we believe enhance our system of internal controls, there was no change in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the period covered by this report, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II.   OTHER INFORMATION

There is no information required to be reported under any items except those indicated below.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1 - April 30, 2006	--	--	--	--

May 1 - May 31, 2006	--	--	--	2,000,000

June 1 - June 30, 2006	--	--	--	2,000,000

Total	--	--	--	2,000,000

(1) On May 25, 2006 the Company’s Board of Directors authorized the repurchase of up to two million shares of the Company’s common stock from time to time at prevailing market prices. The authorization has no expiration date. From time to time, the Company may repurchase its common stock through plans established under Rule 10b5-1. Typically, these plans direct a broker to purchase an amount of shares each day depending on the previous day’s closing share price.

Item 6.	Exhibits.

10.1	Amended and Restated Deferred Compensation Plan for Non-Management Directors effective May 25, 2006.
31.1	Certification of Kevin J. Hunt pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2006.
31.2	Certification of David P. Skarie pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2006.
31.3	Certification of Thomas G. Granneman pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2006.
32	Certifications of Kevin J. Hunt, David P. Skarie and Thomas G. Granneman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 8, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RALCORP HOLDINGS, INC.

By: /s/ T. G. Granneman
T. G. Granneman
Duly Authorized Signatory and
Chief Accounting Officer

August 8, 2006

Exhibit Index

Exhibit                                                                                                       Description

10.1	Amended and Restated Deferred Compensation Plan for Non-Management Directors effective May 25, 2006.
31.1	Certification of Kevin J. Hunt pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2006.
31.2	Certification of David P. Skarie pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2006.
31.3	Certification of Thomas G. Granneman pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated August 8, 2006.
32	Certifications of Kevin J. Hunt, David P. Skarie and Thomas G. Granneman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 8, 2006.