Form 10-K
period 2006-09-30
RALCORP HOLDINGS INC /MO
filed 2006-12-13
CIK 1029506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2006
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-12619

RALCORP HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Missouri	43-1766315
(State of incorporation)	(I.R.S. Employer Identification No.)

800 Market Street, St. Louis, Missouri	63101
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (314) 877-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	New York Stock Exchange, Inc.
Common Stock Purchase Rights	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	☑Yes ☐No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	☐Yes ☑No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	☑Yes ☐No

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

On March 31, 2006, the aggregate market value of the Common Stock held by non-affiliates of registrant was $959,063,681. Excluded from this figure is the Common Stock held by registrant’s Directors and Corporate Officers, who are the only persons known to registrant who may be considered to be its “affiliates” as defined under Rule 12b-2.

Number of shares of Common Stock, $.01 par value, outstanding as of December 1, 2006: 26,848,352.

DOCUMENTS INCORPORATED BY REFERENCE

Registrant’s Notice of Annual Meeting and Proxy Statement relating to its 2007 Annual Meeting (to be filed), to the extent indicated in Part III.

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
•    Significant increases in the cost of certain commodities (e.g., wheat, peanuts, soybean oil, eggs, various tree nuts, corn syrup and other sweeteners, cocoa, fruits), packaging or energy (e.g., natural gas) used to manufacture the Company’s products, to the extent not reflected in the price of the Company’s products, could adversely impact the Company’s results.
•    In light of its ownership in Vail Resorts, Inc. (approximately 19%), the Company’s non-cash earnings can be adversely affected by unfavorable results from Vail Resorts or the inability to recognize earnings under the equity method of accounting in the future.
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
•    The Company has realized increases in sales and earnings through the acquisitions of businesses, but the ability to undertake future acquisitions depends on many factors, such as identifying available acquisition candidates and negotiating satisfactory terms to purchase such candidates, which the Company does not unilaterally control.
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
•    Fluctuations in the Canadian Dollar could result in losses in value of the Company’s net foreign currency investment in its Canadian subsidiary.
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

We are primarily engaged in the manufacturing, distribution and marketing of store brand (private label) food products in the grocery, mass merchandise, drug and foodservice channels. Our products include: ready-to-eat and hot cereal products; store brand and value brand snack mixes and corn-based snacks; store brand and branded crackers and cookies; foodservice, store brand and branded frozen griddle products (pancakes, waffles, French toast and custom griddle products) and biscuits; foodservice and store brand breads, rolls and muffins; store brand wet-filled products such as salad dressings, mayonnaise, peanut butter, syrups, jams and jellies, and specialty sauces; and store brand and value branded snack nuts and chocolate candy. Substantially all of our products are sold to customers within the United States.

Our strategy is to grow our businesses through increased sales of existing and new products and through the acquisition of other companies. Since 1997 we have acquired eighteen companies. We typically pursue companies that manufacture predominantly store brand or value oriented food products.

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

RECENT BUSINESS DEVELOPMENTS

•	On October 17, 2005, the Board of Directors increased our existing share repurchase authorization by 2,000,000 shares of common stock.
•	On November 15, 2005, we completed the acquisition of Western Waffles, Ltd.
•	On December 21, 2005, we issued Fixed Rate Senior Notes, Series E and Series F, totaling $175 million.
•	On December 27, 2005, we entered into a new $150 million Revolving Credit Agreement which replaced a previous agreement established on October 15, 2004.
•	On February 7, 2006, we completed the acquisition of Parco Foods, Inc.
•
On February 22, 2006, we issued Floating Rate Senior Notes, Series G and Series H, totaling $100 million. The proceeds from this private placement debt were used to repay our Series A Floating Rate Senior Notes.

•	On May 25, 2006, after the October 17, 2005 authorization had been exhausted, the Board of Directors authorized the repurchase of up to 2,000,000 shares of common stock.
•
On October 27, 2006, we announced the appointment of Ronald D. Wilkinson as President of Bremner, Inc. and Nutcracker Brands, Inc. and the appointment of Richard R. Koulouris as President of The Carriage House Companies, Inc.

•	On November 10, 2006, we completed the acquisition of Cottage Bakeries, Inc.
•	Since October 31, 2005, we have entered into three forward sale agreements relating to our shares of Vail Resorts, Inc. and received approximately $140 million.

OTHER INFORMATION PERTAINING TO THE BUSINESS OF THE COMPANY

Segments

During fiscal year 2006 our businesses were comprised of four reportable business segments: Cereals, Crackers & Cookies (consisting of Ralston Foods and Bremner, Inc.); Frozen Bakery Products (Ralcorp Frozen Bakery Products, Inc.); Dressings, Syrups, Jellies & Sauces (The Carriage House Companies, Inc.); and Snack Nuts & Candy (Nutcracker Brands, Inc.). During fiscal 2006 we changed the name of Bakery Chef, Inc. to Ralcorp Frozen Bakery Products, Inc. The Frozen Bakery Products segment now includes Ralcorp Frozen Bakery Products, Lofthouse, Concept 2 Bakers, Parco, Western Waffles and for the first quarter of fiscal 2007, the recently acquired Cottage Bakery, Inc. business.

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

We also develop, manufacture and market signature frozen value-added bakery products for the foodservice, in-store bakery, retail and mass merchandising channels. Our frozen products typically are not emulations of branded products. Instead, they are designed to have unique tastes or characteristics that customers desire. To a much lesser extent, we also offer unique, custom products in our other businesses.

In Item 2, we have listed the principal plants operated by the Company as well as the types of products produced at each plant.

Cereals, Crackers & Cookies

The Cereals, Crackers & Cookies segment is composed of store brand ready-to-eat and hot cereals, store brand snack mixes and corn-based snacks (the “Cereal and Snack Business”); and store brand and branded crackers and cookies (the “Cracker and Cookie Business”). In fiscal 2006, these businesses accounted for approximately 58% and 42% respectively, of the Company’s Cereals, Crackers & Cookies segment sales. These two businesses (operating segments) have been aggregated into a single reportable segment because they have similar economic characteristics, product ingredients, types of customers and distributions methods, and because of some shared processing.

Cereal and Snack Business

Store brand ready-to-eat cereals are currently produced at three operating facilities and include over 35 different cereal varieties, utilizing flaking, extrusion and shredding technologies. Our Cracker and Cookie Business produces shredded wheat cereal for the Cereal and Snack Business. Three additional cereals are produced for the Cereal and Snack Business through certain co-manufacturing arrangements. Store brand and branded hot cereals are produced at one facility and include old-fashioned oatmeal, quick oatmeal, regular instant oatmeal, flavored instant oatmeals, farina, instant Ralston® (a branded hot wheat cereal), and 3 Minute Brand® hot cereals. As expected, we sell far more hot cereals in cooler months. We believe we are the largest manufacturer in the U.S. of store brand ready-to-eat and hot cereals. In fiscal 2006, approximately 70% of this business’s net sales were in retail ready-to-eat cereals (excluding co-manufacturing), approximately 13% of its net sales were in retail hot cereals and approximately 11% of its net sales were in corn-based snack products. Corn-based snacks are produced at one facility and include four types of tortilla chips, two types of corn chips and three types of extruded puffed products that are packaged under store brands and the Medallion® name.

We produce cereal products based on our estimates of customer orders and consequently maintain, on average, three to five weeks’ inventory of finished products. Our ready-to-eat and hot cereals are warehoused in and distributed through four independent distribution facilities and two of our cereal plants, and are shipped to customers principally via independent truck lines. Our corn-based snack products are produced based on customer orders and are shipped directly to customers through independent truck lines and customer supplied trucks. The ready-to-eat and hot cereal products as well as corn-based snack products are sold through internal sales staff and independent food brokers.

Cracker and Cookie Business

We believe our Cracker and Cookie Business is currently the largest manufacturer of store brand crackers and cookies for sale in the United States. The business also produces cookies under the Rippin’ Good® brand and crackers under the Ry Krisp® brand. Management positions the Cracker and Cookie Business as a low cost, premier quality producer of a wide variety of store brand crackers and cookies. We produce 54 kinds of store brand cookies and 24 kinds of store brand crackers. In fiscal 2006 and solely with respect to the retail channel, approximately 58% of this business’s net sales was in crackers and approximately 42% of its net sales was in cookies.

Our Cracker and Cookie Business operates seven plants where products are largely produced to order. In the fall and winter as consumer consumption of crackers increases, we have the ability to produce to estimated volumes, thereby building product inventories ranging from four to six weeks. Store brand crackers and cookies are sold through a broker network and internal sales staff. Branded Ry Krisp® crackers and branded cookies, including Rippin’ Good® cookies are sold through direct store distributor networks. Our cookies and crackers are primarily distributed through our own warehouses and delivered to customers through independent truck lines.

Frozen Bakery Products

Our Frozen Bakery Products business operates eleven facilities, including the Cottage Bakery, Inc acquisition. We produce frozen griddle products such as pancakes, waffles and French toast; frozen bread products such as breads, rolls and biscuits; dessert products such as frozen cookies and frozen cookie dough, muffins, and Danishes, as well as dry mixes for bakery foods. During fiscal 2006, one plant within the Cereals, Crackers and Cookies segment began producing in-store bakery cookies for the Frozen Bakery Products segment. The segment’s griddle, muffin, biscuit, and some other bread products are largely produced to order and shipped frozen directly to customers or third-party frozen warehouses. Cookies and artisan breads are produced to order and in anticipation of customer needs. These products are stored in onsite frozen warehouses and the majority of the products are shipped frozen.

The Frozen Bakery Products segment sells products through a broker network and an internal sales staff. Products are sold to foodservice customers such as large restaurant chains and distributors of foodservice products, retail grocery chains, and mass merchandisers. We utilize the trademark Krusteaz® for frozen griddle products sold to retail grocery chains and mass merchandisers. Also, we produce in-store bakery cookies under the Lofthouse®, Cascade®, and Parco® brands. During fiscal 2007, we intend to consolidate most of our in-store bakery cookies under the Lofthouse® brand; however, we will continue to use the Cascade®, and Parco® brands at a reduced level. Sales of cookies increase significantly in anticipation of holidays.

We sell a significant amount of products to a large international chain of restaurants. The loss of that customer would have a material adverse effect on the Frozen Bakery Products segment.

In fiscal 2006, approximately 37% of the segment’s net sales was griddle products, 29% was cookies, 16% was breads and rolls, and 15% was biscuits, with the remainder representing various muffins, cakes and dry mixes. Approximately 45% of its net sales was in the foodservice channel, 36% was to in-store bakeries, and 18% was retail.

Dressings, Syrups, Jellies & Sauces

Our Dressings, Syrups, Jellies & Sauces segment currently operates four plants and produces a variety of store brand shelf-stable dressings, syrups, peanut butter, jellies, salsas and sauces, and non-alcoholic drink mixes under the Major Peters’® and JERO® brands. The segment’s products are largely produced to order and shipped directly to customers using independent truck lines. However, we maintain warehouses at our plants to hold several weeks’ supply of key products. The products are sold through an internal sales staff and a broker network. In fiscal 2006, approximately 19% of the segment’s net sales was preserves and jellies, 16% was spoonable or pourable salad dressings, 17% was table syrup, and 17% was peanut butter, with the remainder consisting of various salsas, sauces, other syrups, and drink mixes. Approximately 88% of its net sales was to retail customers.

Due to the varied nature of branded counterparts and customer preferences, this segment produces far more variations of each type of product compared to our other segments. At any one time, we maintain over 5,000 active SKUs in this segment.

Snack Nuts & Candy

Our Snack Nuts & Candy segment operates two plants that produce a variety of jarred, canned and bagged snack nuts and one plant that produces chocolate candy. Our snack nut and candy products are largely produced to order and shipped directly to customers; however, we maintain two warehouses where finished snack nut products are stored during peak times of demand. Snack nuts and candy are shipped to customers through independent truck lines. We sell our products through an internal sales staff and a broker network. The segment produces store brand products as well as value branded products under the Nutcracker® and Flavor House® brands. Snack nut sales are seasonal, and the segment sells approximately 45% of its snack nuts in a four-month period between September and December. Profits from the sale of snack nuts are impacted significantly by the cost of raw materials (peanuts and tree nuts). Our chocolate candy products are positioned as premium chocolate products and not as an emulation of a branded product. Consequently, our chocolate candy products are sold to customers who maintain premium store brand product lines. We also produce chocolate candy for customers who use the candy as ingredients for ice cream and other products. In fiscal 2006, approximately 88% of the segment’s net sales was nuts and approximately 10% was candy, with the remainder representing various snack mixes.

Ownership of Vail Resorts, Inc.

We own 7,454,406 shares of Vail Resorts, Inc. (Vail) common stock (approximately 19 percent of the shares outstanding as of September 30, 2006). Additionally, two of our Directors, Messrs. Stiritz and Micheletto, are on the Vail Board of Directors. Currently, we utilize the equity method of accounting to reflect our share of Vail’s earnings (or losses) on a non-cash basis. On October 31, 2005, we entered into a prepaid variable forward sale contract relating to 1.78 million shares of our Vail common stock. We entered into a second prepaid variable forward sale contract on March 22, 2006 relating to 1.97 million of our Vail common stock, and a third contract on November 6, 2006 relating to 1.2 million shares. Under the three contracts, at the maturity dates (which range from November 2008 to November 2013) we can deliver a variable number of shares in Vail to Bank of America. The number of shares ultimately delivered will depend on the price of Vail shares at settlement. We obtained approximately $50.5 million, $60 million and $29.5 million, respectively, under the prepayment feature of the contracts. The contracts do not currently impact our equity accounting method due in part to the fact that we continue to vote the shares of Vail subject to the forward contract.

Vail’s results of operations are highly seasonal and are dependent in part on weather conditions and consumers’ discretionary spending trends. In light of the significance of our ownership in Vail in comparison to our earnings and assets, changes in Vail’s common stock price or earnings can impact our stock price.

Trademarks

We own (or use under a license) a number of trademarks that are substantially important to our businesses, including, Krusteaz®, Lofthouse®, Parco®, Major Peters’®, Medallion®, Ry Krisp®, Rippin’ Good®, Flavor House® and Nutcracker®.

Competition

Our businesses face intense competition from large branded manufacturers and highly competitive store brand and foodservice manufacturers in each of their product lines. Further, in some instances large branded companies presently manufacture, or in the past have manufactured, store brand products. Top branded ready-to-eat and hot cereal competitors include Kellogg, General Mills, Kraft Foods’ Post division, and Quaker Oats (owned by PepsiCo). Large branded competitors of the Cracker and Cookie Business include Nabisco (owned by Kraft) and Keebler (owned by Kellogg), which possess large portions of the branded cracker and cookie categories. Branded competitors in the snack mix and corn-based snack categories include General Mills and Frito Lay. The Snack Nuts & Candy segment faces significant competition from one significant branded snack nut producer, Planters (owned by Kraft). Top branded competitors of the Dressings, Syrups, Jellies & Sauces segment include Kraft Foods, Bestfoods (owned by Unilever), Smucker’s and Heinz. In addition, privately owned store brand manufacturers provide significant competition in all of the Company’s segments. The Frozen Bakery Products segment faces intense competition from numerous producers of griddle, bread and cookie products, including Kellogg.

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

Customers

In fiscal 2006, Wal-Mart Stores, Inc. accounted for approximately 16% of our aggregate net sales. Each of our reporting segments sells products to Wal-Mart. Additionally, we sell our products to retail chains, mass merchandisers, grocery wholesalers, warehouse club stores, drug stores, restaurant chains and foodservice distributors across the country and in Canada.

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

Employees

As of September 30, 2006, we had approximately 6,500 employees, of whom an estimated 6,175 were located in the United States and 325 were located in Canada. We have entered into numerous collective bargaining agreements that we believe contain terms that are typical for the industries in which we operate. As these agreements expire, we believe that the agreements can be renegotiated on terms satisfactory to the Company. We believe our relations with our employees, including union employees, are good.

Raw Materials, Freight, and Energy

Our raw materials consist of ingredients and packaging materials. Our principal ingredients are grain and grain products, flour, corn syrup, sugar, soybean oil, eggs, tomatoes and other fruits, various nuts such as peanuts and cashews, and liquid chocolate. Our principal packaging materials are linerboard cartons, corrugated boxes, plastic bottles, plastic containers and composite cans. We purchase raw materials from local, regional, national and international suppliers. The cost of raw materials used in our products may fluctuate widely due to weather conditions, labor disputes, government regulations, industry consolidation, economic climate, energy shortages, transportation delays, or other unforeseen circumstances. Presently, we do not believe any raw materials we use are in short supply. However, the supply of raw materials can be negatively impacted by the same factors that can impact their cost. From time to time we will enter into supply contracts for periods up to three years to secure favorable pricing for ingredients and up to five years for packaging materials. Most of our sales are FOB destination, where we pay freight costs to deliver our products to the customer via common carriers or our own trucks. Freight costs are affected by both fuel prices and the availability of common carriers in the area. We also purchase natural gas, electricity, and steam for use in our processing facilities. Where possible, and when advantageous to the Company, we enter into purchase or other hedging contracts of up to 18 months to reduce the price volatility of these items and the cost impact upon our operations. In fiscal 2006, ingredients, packaging, freight, and energy represented approximately 42%, 20%, 9%, and 3%, respectively, of our total cost of goods sold.

Governmental Regulation and Environmental Matters

We are subject to regulation by federal, state and local governmental entities and agencies. As a producer of goods for human consumption, our operations are subject to stringent production and labeling standards. For example, in the early 1990’s, new labeling regulations were promulgated and implemented which required us to modify information disclosed on our packaging. Recently, new labeling regulations relating to trans fatty acids and allergens were adopted by regulatory bodies. As a result, we had to change our packaging and in many instances, our formulations. In the event that mandated label disclosure causes customers to demand the use of different ingredients, the cost of goods sold may increase. In many instances we may not be able to obtain increased pricing to offset the increased cost.

Our operations, like those of similar businesses, are subject to various federal, state and local laws and regulations with respect to environmental matters, including air and water quality, underground fuel storage tanks, waste handling and disposal, and other regulations intended to protect public health and the environment. While it is difficult to quantify with certainty the potential financial impact of actions regarding expenditures for environmental matters, particularly remediation, and future capital expenditures for environmental control equipment, in the opinion of management, based upon the information currently available, the ultimate liability arising from such environmental matters, taking into account established accruals for estimated liabilities, should not have a material effect on our consolidated results of operations, financial position, capital expenditures or other cash flows. In fiscal 2007, and possibly extending into fiscal 2008, we will complete improvements to certain waste water pretreatment facilities within our Cereal, Crackers & Cookies segment. In total, we expect to spend an estimated $1.5 million on these improvements.

Contract Manufacturing

From time to time, our segments may produce products for other manufacturers. Typically, such products are new branded products for which branded companies lack capacity. This business tends to be inconsistent in volume. Often, initial orders can be significant and favorably impact a fiscal period (with respect to sales and profits) but later volume will level off or the branded company will ultimately produce the product internally and cease purchasing product from us. Branded companies retain ownership of the formulas and trademarks related to products we produce for them. Net sales under these “co-manufacturing” agreements were approximately 3.0% to 5.5% of our annual net sales for the past three years and were approximately $59 million in fiscal 2006.

ITEM 1A.	RISK FACTORS

In addition to the factors discussed elsewhere in this Report, the following risks and uncertainties could have a material adverse effect on the Company’s business, financial condition and results of operations. Additional risks and uncertainties not presently known to the Company or that the Company currently deems immaterial may also impair the Company’s business operations and financial condition.

Continued increases in the cost of commodities could negatively impact profits.

The primary commodities used by our businesses include sugar, oats, almonds, wheat, soybean oil, corn sweeteners, almonds and other tree nuts, glass containers, caps and plastic packaging. We may experience shortages in these items as a result of commodity market fluctuations, availability, increased demand, weather conditions, and natural disasters as well as other factors outside of our control. Due to shortages, prices for these items have been volatile. Changes in the prices of our products may lag behind changes in the costs of our commodities. Competitive pressures also may limit our ability to raise prices in response to increased raw and packaging material costs. Accordingly, if we are unable to increase our prices to offset these costs, these costs may have a material adverse effect on our operating profits and margins.

Higher energy costs could negatively impact profits.

Higher prices for natural gas, electricity and fuel increase our production and delivery costs. Many of our large manufacturing operations use large quantities of natural gas and electricity. Our inability to respond to these cost increases may negatively affect our operating results. In addition, the Company has experienced increases in the cost of transporting finished goods to customers. Due to the increased cost of fuel and limited supply of freight carriers, the Company’s costs have risen. In the event that this situation continues to worsen, the Company may experience service problems and reduced customer sales.

The Company may not be able to continue to make acquisitions at the rate at which we have been able to make acquisitions in the past.

The Company has experienced significant sales and operating profits through the acquisition of other companies. However, acquisition opportunities may not always present themselves. In such cases, the Company’s sales and operating profit may not continue to grow from period to period at the same rate as it has in the past.

The success of our acquisitions will depend on many factors, such as our ability to identify potential acquisition candidates, negotiate satisfactory purchase terms and our ability to successfully integrate and manage acquisitions. Integrating the operations, financial reporting, disparate technologies and personnel of newly acquired companies involve risks. We cannot guarantee that we will be successful or cost-effective in integrating any new businesses into our existing businesses. In fact, the process of integrating newly acquired businesses may cause interruption or slow down the operations of our existing businesses. As a result, we may not be able to realize expected synergies or other anticipated benefits of acquisitions.

Significant private label competitive activity can lead to price declines.

Some customer buying decisions are based on a periodic bidding process in which the successful bidder is assured the selling of its selected product to the food retailer, super center or mass merchandiser until the next bidding process. Our sales volume may decrease significantly if our offer is too high and we lose the ability to sell products through these channels, even temporarily. Alternatively, we risk reducing our margins if our offer is successful but below our desired price points. Either of these outcomes may adversely affect our results of operations.

Our inability to successfully manage the price gap between our private-label products and those of our branded competitors may adversely affect our results of operation.

Competitors’ branded products have an advantage over our private label products primarily due to advertising and name recognition. When branded competitors focus on price and promotion, the environment for private label products becomes more challenging because the price gaps between private label and branded products can become less meaningful.

At the retail level, private label products sell at a discount to those of branded competitors. If branded competitors continue to reduce the price of their products, the price of branded products offered to consumers may approximate or be lower than the prices of our private label products. Further, promotional activities by branded competitors such as temporary price rollbacks, buy-one-get-one-free offerings and coupons have the effect of price decreases. Price decreases taken by competitors could result in a decline in the Company’s sales volumes.

Loss of one of the Company’s significant customers may adversely affect our results of operations.

A limited number of customer accounts represent a large percentage of our consolidated net sales. The success of our business depends, in part, on our ability to maintain our level of sales and product distribution through high volume food retailers, super centers and mass merchandisers. The competition to supply products to these high volume stores is intense. These high volume stores and mass merchandisers frequently re-evaluate the products they carry; if a major customer elected to stop carrying one of our products, our sales may be adversely affected.

Unsuccessful implementation of business strategies to reduce costs may adversely affect our results of operations.

Many of our costs, such as raw materials, energy and freight are outside our control. Therefore, we must seek to reduce costs in other areas, such as operating efficiency. If we are not able to complete projects which are designed to reduce costs and increase operating efficiency on time or within budget, our operating profits may be adversely impacted. In addition, if the cost saving initiatives we have implemented or any future cost savings initiatives do not generate the expected cost savings and synergies, our results of operations may be adversely affected.

Our ability to raise prices for our products may be adversely affected by a number of factors, including but not limited to industry supply, market demand, and promotional activity by competitors. If we are unable to increase prices for our products as may be necessary to cover cost increases, our results of operations could be adversely affected. In addition, price increases typically generate lower volumes as customers then purchase fewer units. If these losses are greater than expected or if we lose distribution as a result of a price increase, our results of operations could be adversely affected.

We may be unable to anticipate changes in consumer preferences and trends, which could result in decreased demand for our products.

Our success depends in part on our ability to anticipate the tastes and eating habits of consumers and to offer products that appeal to their preferences. Consumer preferences change from time to time and can be affected by a number of different and unexpected trends. Our failure to anticipate, identify or react quickly to these changes and trends, and to introduce new and improved products on a timely basis, could result in reduced demand for our products, which would in turn cause our revenues and profitability to suffer. Similarly, demand for our products could be affected by consumer concerns regarding the health effects of nutrients or ingredients such as trans fats, sugar, processed wheat or other product attributes.

Changes in weather conditions, natural disasters and other events beyond our control can adversely affect our results of operations.

Changes in weather conditions and natural disasters such as floods, droughts, frosts, earthquakes, hurricanes or pestilence, may affect the cost and supply of commodities and raw materials, including tree nuts, corn syrup, sugar and wheat. Additionally, these events can result in reduced supplies of raw materials and longer recoveries of usable raw materials. Competing manufacturers can be affected differently by weather conditions and natural disasters depending on the location of their suppliers and operations. Damage or disruption to our manufacturing or distribution capabilities due to weather, natural disaster, fire, terrorism, pandemic, strikes or other reasons could impair our ability to manufacture or sell our products. Failure to take adequate steps to reduce the likelihood or mitigate the potential impact of such events, or to effectively manage such events if they occur, particularly when a product is sourced from a single location, could adversely affect our business and results of operations, as well as require additional resources to restore our supply chain.

The Company competes in mature categories with strong competition.

The Company’s businesses compete in mature segments with competitors that have a large percentage of segment sales. Our private label products face strong competition from branded competitors for shelf space and sales. Competitive pressures could cause us to lose market share, which may require us to lower prices, increase marketing expenditures or increase the use of discounting or promotional programs, each of which would adversely affect our margins and could result in a decrease in our operating results and profitability.

Some of the Company’s competitors have substantial financial, marketing and other resources, and competition with them in the Company’s various markets and product lines could cause the Company to reduce prices, increase marketing, or lose category share, any of which would have a material adverse effect on the business and financial results of the Company. This high level of competition by branded competitors could result in a decrease in the Company’s sales volumes.

The termination or expiration of current co-manufacturing arrangements could reduce our sales volume and adversely affect our results of operations.

Our businesses periodically enter into co-manufacturing arrangements with manufacturers of branded products. Terms of these agreements vary but are generally for relative short periods of time (less than two years). Volumes produced under each of these agreements can fluctuate significantly based upon the product’s life cycle, product promotions, alternative production capacity and other factors, none of which are under our direct control. Our future ability to enter into co-manufacturing arrangements is not guaranteed, and a decrease in current co-manufacturing levels could have a significant negative impact on sales volume.

We have a substantial amount of indebtedness which could limit financing and other options.

As of November 30, 2006, we had total debt of approximately $630 million. Our level of indebtedness may limit our ability to obtain additional financing for working capital, capital expenditures or general corporate purposes. In addition, our indebtedness may limit our flexibility to adjust to changing business and market conditions and may make us more vulnerable to a downward turn in general economic conditions.

The agreements governing our credit facilities impose restrictions on our business.

There are various financial covenants and other restrictions in our debt instruments. Our ability to comply with these covenants may be affected by events beyond our control, including prevailing economic, financial and industry conditions. An event of default under our debt agreements would permit some of our lenders to declare all amounts borrowed from them to be due and payable, together with accrued and unpaid interest. A default under our debt instruments may also impair our ability to obtain additional or alternative financing. Our ability to make scheduled payments on or to refinance our debt or other obligations will depend on our operating and financial performance, which in turn is subject to prevailing economic conditions and to financial, business and other factors beyond our control.

Changing currency exchange rates may adversely affect earnings.

On November 15, 2005, the Company completed the purchase of Western Waffles, Ltd, a Canadian manufacturer of private label frozen griddle products. A significant portion of Western Waffles sales are to customers in the United States and are denominated in U.S. currency. In addition, the Company’s consolidated financial statements are presented in U.S. dollars; the Company must translate its Canadian assets, liabilities, revenue and expenses into U.S. dollars at then applicable exchange rates. Consequently, fluctuations in the value of the Canadian dollar may negatively affect the value of these items in the Company’s consolidated financial statements. To the extent the Company fails to manage its foreign currency exposure adequately, we may suffer losses in value of our net foreign currency investment and the Company’s consolidated results of operations may be negatively affected.

If our assessments and assumptions about commodity prices, as well as ingredient and other prices, prove to be incorrect in connection with our hedging or forward-buy efforts or planning cycles, our costs may be greater than anticipated and our financial results could be adversely affected.

We generally use commodity futures and options to reduce the price volatility associated with anticipated commodity purchases of oats, sugar, tree nuts, and wheat used in the production of certain of our products. Additionally, we have a hedging program for heating oil relating to diesel fuel prices, natural gas, and corrugated paper products. The extent of our hedges at any given time depends upon our assessment of the markets for these commodities, including our assumptions for future prices. For example, if we believe that market prices for the commodities we use are unusually high, we may choose to hedge less, or possibly not hedge any, of our future requirements. If we fail to hedge and prices subsequently increase, or if we institute a hedge and prices subsequently decrease, our costs may be greater than anticipated or greater than our competitors’ costs and our financial results could be adversely affected.

Consolidation among the retail grocery and foodservice industries may hurt profit margins.

Over the past several years, the retail grocery and foodservice industries have undergone significant consolidations and mass merchandisers are gaining market share. As this trend continues and such customers grow larger, they may seek lower pricing or increased promotional pricing from suppliers since they represent more volume. As a result, our profit margins as a grocery and foodservice supplier may be negatively impacted. In the event of consolidation if the surviving entity is not a customer, we may lose key business once held with the acquired retailer.

Ownership of Vail Resorts creates a risk to the Company’s earnings.

The Company owns approximately 19% of the outstanding common stock of Vail Resorts, Inc (“Vail”). Because we account for this investment using the equity method of accounting, our non-cash earnings may be adversely affected by unfavorable results from Vail. Vail typically yields more than the entire year’s equity income during our second and third fiscal quarters; as a result our net earnings are seasonal. In addition, Vail’s results of operations are also dependant in part on weather conditions and consumer discretionary spending trends. In light of our significant ownership in Vail, changes in its common stock price or earnings can impact our stock price.

Labor strikes or work stoppages by our employees could harm our business.

Currently, a significant number of our full-time distribution, production and maintenance employees are covered by collective bargaining agreements. A dispute with a union or employees represented by a union could result in production interruptions caused by work stoppages. If a strike or work stoppage were to occur, our results of operations could be adversely affected.

Impairment in the carrying value of goodwill or other intangibles could negatively impact the Company’s net worth.

The carrying value of goodwill represents the fair value of acquired businesses in excess of identifiable assets and liabilities as of the acquisition date. The carrying value of other intangibles represents the fair value of trademarks, trade names, and other acquired intangibles. Goodwill and other acquired intangibles expected to contribute indefinitely to cash flows of the Company are not amortized, but must be evaluated by management at least annually for impairment. Impairments to goodwill may be caused by factors outside our control, such as the inability to quickly replace lost co-manufacturing business, increasing competitive pricing pressures, or the bankruptcy of a significant customer and could negatively impact the Company’s net worth.

Product liability or recalls could result in significant and unexpected costs to the Company.

The Company may need to recall some or all of its products if they become adulterated or misbranded. This could result in destruction of product inventory, negative publicity, temporary plant closings, and substantial costs of compliance or remediation. Any of these events, including a significant product liability judgment against us could result in a loss of confidence in our food products. This could have an adverse affect on our financial condition, results of operations or cash flows.

New laws or regulations could adversely affect our business.

Food production and marketing are highly regulated by a variety of federal, state, local and foreign agencies. Changes in laws or regulations that impose additional regulatory requirements on us could increase our costs of doing business or restrict our actions, causing our results of operations to be adversely affected. In addition, as we advertise our products, we could be the target of claims relating to false or deceptive advertising under federal, state and foreign laws and regulations.

The bankruptcy or insolvency of a significant customer could negatively impact profits.

Over the past five years we have had several customers file bankruptcy. As a result, the accounts receivable related to sales to these customers were not recovered. If the Company’s bad debt reserve is inadequate to cover the amounts owed by bankrupt customers, the Company may have to write off the amount of the receivable to the extent the receivable is greater than our bad debt reserve. In the event a bankrupt customer is not able to emerge from bankruptcy or the Company is not able to replace sales lost from such customer, our profits could be negatively impacted.

The Company may experience losses or be subject to increased funding and expenses to its pension plan which could negatively impact profits.

The Company maintains a defined benefit plan. Although the Company has frozen benefits under the plan for all administrative employees and many production employees, the Company remains obligated to ensure that the plan is funded in accordance with applicable regulations. The plan remains under funded pursuant to FAS 87 guidelines. In the event the stock market deteriorates, the funds in which the Company has invested do not perform according to expectations, or the under funded nature of the plan worsens the Company may be required to make significant cash contributions to the pension plan and recognize increased expense within its financial statements.

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

	Size	Owned/	Production
Plant Locations	(Sq. Ft.)	Leased	Lines	Products

Cereals, Crackers & Cookies
Battle Creek, MI	477,000	Owned	7	Ready-to-eat cereal
Cedar Rapids, IA	150,000	Owned	5	Hot cereal
Lancaster, OH	479,000	Owned	11	Ready-to-eat cereal
Sparks, NV	243,000	Owned	7	Ready-to-eat cereal
Newport, AR	252,000	Owned	9	Corn-based snacks
Princeton, KY	700,000	Owned	6	Crackers, cookies and ready-to-eat cereal
Poteau, OK	250,000	Owned	5	Crackers and cookies
Minneapolis, MN	40,000	Owned	3	Crackers
Tonawanda, NY	95,000	Owned	3	Cookies
Ripon, WI (two plants)	350,000	Owned	11	Cookies
South Beloit, IL	83,500	Owned	3	Cookies

Snack Nuts & Candy
Billerica, MA	80,000	Owned	8	Snack nuts
Dothan, AL	135,000	Leased	13	Snack nuts
Womelsdorf, PA	100,000	Owned	5	Candy

Dressings, Syrups, Jellies & Sauces
Buckner, KY	269,250	Owned	6	Syrups, jellies, salsas and sauces
Dunkirk, NY	306,000	Owned	6	Dressings, syrups and sauces
Fredonia, NY	367,000	Owned	10	Dressings, syrups, jellies, sauces, salsas, peanut butter and drink mixes
Streator, IL	165,000	Owned	1	Peanut butter

Frozen Bakery Products
Blue Island, IL	300,000	Owned	1	Cookies
Chicago, IL	72,000	Owned	1	Muffins and pound cakes
Fridley, MN	147,000	Owned	5	Breads, rolls and frozen cookie dough
Grand Rapids, MI	75,000	Leased	4	Breads and rolls
Kent, WA	82,000	Owned	8	Pancakes, waffles, French toast and custom griddle items
Lodi, CA	345,000	Leased	13	Breads, frozen dough, cakes and cookies
Louisville, KY	205,000	Owned	5	Biscuits and pancakes
Louisville, KY	130,000	Leased	3	Dry mixes and pancakes
Ogden, UT	325,000	Leased	9	Cookies
Brantford, ON, Canada	140,000	Owned	4	Pancakes and waffles
Delta, BC, Canada	65,000	Leased	4	Pancakes and waffles

ITEM 3.	LEGAL PROCEEDINGS

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

Pending legal liability, if any, from these proceedings cannot be determined with certainty; however, in the opinion of management, based upon the information presently known, the ultimate liability of the Company, if any, arising from the pending legal proceedings, as well as from asserted legal claims and known potential legal claims which are likely to be asserted, taking into account established accruals for estimated liabilities (if any), are not expected to be material to our consolidated financial position, results of operations or cash flows. In addition, while it is difficult to quantify with certainty the potential financial impact of actions regarding expenditures for compliance with regulatory matters, in the opinion of management, based upon the information currently available, the ultimate liability arising from such compliance matters should not be material to the Company’s consolidated financial position, results of operations or cash flows.

Additionally, we retained certain potential liabilities associated with divested businesses (former branded cereal business and ski resort business). Presently, management believes that, taking into account applicable liability caps, sharing arrangements with acquiring entities and the known facts and circumstances regarding the retained liabilities, potential liabilities of the divested businesses should not be material to the Company’s consolidated financial position, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the security holders during the fourth quarter of fiscal year 2006.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT

Kevin J. Hunt	55
Co-Chief Executive Officer and President of the Company since September 2003; Chief Executive Officer of Bremner Food Group, Inc. and Nutcracker Brands, Inc. since November 2003. He served as Corporate Vice President of the Company from October 1995 to September 2003; President of Bremner from October 1995 to November 2003; and President of Nutcracker Brands from January 2003 to November 2003.

David P. Skarie	60
Co-Chief Executive Officer and President of the Company since September 2003; Chief Executive Officer, The Carriage House Companies, Inc. since September 2003 and Chief Executive Officer and President Ralston Foods since September 2003. He served as Corporate Vice President of the Company from March 1994 to September 2003; President of Nutcracker Brands, Inc. from April 2002 to January 2003; President of Ralston Foods from June 2000 to September 2003; and President of The Carriage House Companies, Inc. from October 2002 to November 2006.

Thomas G. Granneman	57	Corporate Vice President and Controller since January 1999.
Charles G. Huber, Jr.	42
Corporate Vice President, General Counsel and Secretary of the Company since October 2003. He served as Vice President and Assistant General Counsel from September 2001 to October 2003; and Assistant General Counsel from March 1994 to September 2001.

Richard R. Koulouris	50
Corporate Vice President, and President, The Carriage House Companies, Inc. since December 1, 2006. He served as Corporate Vice President, and President of Bremner, Inc. and Nutcracker Brands, Inc. from November 2003 to November 2006. He also served as Vice President of Operations, Bremner from September 1995 to November 2003.

Scott Monette	45
Corporate Vice President and Treasurer since September 2001. He joined Ralcorp in January 2001 as Vice President and Treasurer. Prior to joining Ralcorp, Mr. Monette was Chief Investment Officer/Benefit Plans for Hallmark Cards, Inc. from December 1998 to January 2001.

Richard G. Scalise	52
Corporate Vice President, and President of Frozen Bakery Products since July 2005. Prior to joining Ralcorp, Mr. Scalise was President/Chief Operating Officer of ConAgra’s Refrigerated Food Group from 2003 to 2005 and President/Chief Operating Officer of ConAgra’s Dairy Foods Group from 2000 to 2003.

Ronald D. Wilkinson	56
Corporate Vice President, and President Bremner Food Group, Inc. and Nutcracker Brands, Inc. since December 1, 2006. He also served as Director of Product Supply of Ralston Foods from October 1996 to November 2006 and of The Carriage House Companies, Inc. from January 2003 to November 2006. He has held the Corporate Vice President position since October 1996.

(Ages are as of December 31, 2006.)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the New York Stock Exchange under the symbol “RAH”. There were 9,494 shareholders of record on December 1, 2006. The Company paid a special dividend of $1.00 per share on October 22, 2004, but has no plans to pay cash dividends in the foreseeable future. The range of high and low sale prices of Ralcorp common stock as reported on the NYSE Composite Tape is set forth in Note 20 to the financial statements filed as a part of this document under Item 8.

Issuer Purchases of Equity Securities
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
July 1 - July 31, 2006	0	$0	0	See total
August 1 - August 31, 2006	0	0	0	See total
September 1 - September 30, 2006	0	0	0	See total

Total	0	$0	0	2,000,000

*On May 25, 2006, the Board of Directors authorized the repurchase of up to 2,000,000 shares of common stock at prevailing market prices. The authorization has no expiration date. From time to time, the Company may repurchase its common stock through plans established under Rule 10b5-1. Typically, these plans direct a broker to purchase a variable amount of shares each day (usually between 0 and 50,000) depending on the previous day's closing share price.

ITEM 6.	SELECTED FINANCIAL DATA

FIVE YEAR FINANCIAL SUMMARY
(In millions except per share data)

	Year Ended September 30,
	2006	2005	2004	2003	2002
Statement of Earnings Data
Net sales (a)	$1,850.2	$1,675.1	$1,558.4	$1,303.6	$1,280.3
Cost of products sold	(1,497.2)	(1,339.1)	(1,237.2)	(1,045.6)	(1,027.6)
Gross profit	353.0	336.0	321.2	258.0	252.7
Selling, general and administrative expenses	(226.4)	(215.1)	(204.7)	(171.3)	(163.1)
Interest expense, net	(28.1)	(16.5)	(13.1)	(3.3)	(5.9)
Goodwill impairment loss (b)	-	-	-	(59.0)	-
Loss on forward sale contracts (c)	(9.8)	-	-	-	-
Gain on sale of securities (d)	2.6	-	-	-	-
Restructuring charges (e)	(.1)	(2.7)	(2.4)	(14.3)	-
Litigation settlement income (f)	-	1.8	.9	14.6	1.6
Earnings before income taxes and equity earnings	91.2	103.5	101.9	24.7	85.3
Income taxes	(29.9)	(36.6)	(37.2)	(16.9)	(30.7)
Equity in earnings (loss) of Vail Resorts, Inc., net of related deferred income taxes (g)	7.0	4.5	.4	(.4)	(.8)
Net earnings	$68.3	$71.4	$65.1	$7.4	$53.8
Earnings per share:
Basic	$2.46	$2.41	$2.22	$0.25	$1.79
Diluted	$2.41	$2.34	$2.17	$0.25	$1.77
Weighted average shares outstanding:
Basic	27.7	29.6	29.2	29.3	30.0
Diluted	28.2	30.4	29.9	29.7	30.4

Balance Sheet Data
Cash and cash equivalents	$19.1	$6.2	$23.7	$29.0	$3.2
Working capital (excl. cash and cash equivalents)	170.3	92.4	107.3	84.2	85.4
Total assets	1,507.5	1,269.5	1,221.6	794.3	832.5
Long-term debt	552.6	422.0	425.7	155.9	179.0
Shareholders' equity	476.4	518.3	444.2	412.7	436.1

Other Data
Cash provided (used) by:
Operating activities	$52.8	$161.0	$78.7	$101.0	$97.4
Investing activities	(162.2)	(156.3)	(365.5)	(30.7)	(69.0)
Financing activities	122.3	(22.2)	281.5	(44.5)	(29.1)
Depreciation and amortization	66.8	55.8	47.5	38.7	35.8
Dividends declared per share	$-	$-	$1.00	$-	$-

(a)
In 2006, Ralcorp acquired Western Waffles Ltd. and Parco Foods L.L.C. In 2005, Ralcorp acquired Medallion Foods, Inc. In 2004, Ralcorp acquired Value Added Bakery Holding Company (Bakery Chef) and Concept 2 Bakers. In 2002, Ralcorp acquired Lofthouse Foods Incorporated. For more information about the 2006, 2005, and 2004 acquisitions, see Note 2 to the financial statements in Item 8.

(b)	In 2003, a non-cash goodwill impairment loss related to the Carriage House reporting unit was recorded in accordance withFAS 142.
(c)	For information about the loss on forward sale contracts, see Note 7 to the financial statements in Item 8.
(d)	On March 21, 2006, the Company sold 100,000 of its shares of Vail Resorts for a total of $3.8. The shares had a carrying value of $1.2, so the transaction resulted in a $2.6 gain.
(e)
For information about the 2006, 2005, and 2004 restructuring charges, see Note 3 to the financial statements in Item 8. In 2003, charges were due to the reduction of operations in Streator, IL, the sale of the ketchup and tomato paste businesses, and the relocation of in-store bakery production.

(f)	The Company received payments in settlement of legal claims, primarily related to antitrust litigation, which are shown net of related expenses.
(g)	In 2003 and 2002, Ralcorp adjusted its equity earnings to reflect the cumulative effect of earnings restatements made by Vail Resorts, Inc.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 1 for a discussion regarding the recently issued accounting standards, including Statement of Financial Accounting Standards (FAS) No. 123 (revised), FASB Interpretation No. 48, FAS 157, FAS 158, and Staff Accounting Bulletin No. 108.

RESULTS OF OPERATIONS

Consolidated

Fiscal 2006 was another challenging year as we faced intense cost pressures across all reporting segments: Cereals, Crackers & Cookies; Frozen Bakery Products; Dressings, Syrups, Jellies & Sauces; and Snack Nuts & Candy. We continue to benefit from our acquisition strategy while experiencing organic growth in many categories. While our net sales increased, our reported net earnings decreased as a result of the effects of a non-cash loss on our forward sale contracts. The following table summarizes key data (in millions of dollars, except for percentage data as indicated) for the past three years that we believe is important for you to note as you read the consolidated results analysis discussions below. In addition, please refer to Note 18 for data regarding net sales and profit contribution by segment.

	2006	2005	2004
Net earnings	68.3	71.4	65.1
Net sales	1,850.2	1,675.1	1,558.4
Cost of products sold as a percentage of net sales	80.9%	79.9%	79.4%
SG&A as a percentage of net sales	12.2%	12.8%	13.1%
Interest expense	28.1	16.5	13.1
Loss on forward sale contracts	9.8	-	-
Gain on sale of securities	2.6	-	-
Restructuring charges	.1	2.7	2.4
Litigation settlement income	-	1.8	.9
Effective income tax rate	32.8%	35.4%	36.5%
Equity in earnings of Vail Resorts, Inc.	10.8	6.9	.6

Net Earnings Earnings have been positively impacted by business acquisitions, organic growth, and improved earnings from our investment in Vail Resorts, Inc., but negatively impacted by cost increases and the loss on our Vail forward sale contracts. More detailed discussion and analysis of these and other factors follows.

Net Sales Most of the increases in net sales is attributable to the timing of business acquisitions. The table below shows the approximate amount of sales derived from recent acquisitions.

Business Acquired	Reporting Segment	Acquisition Date	2006	2005	2004
Parco Foods	Frozen Bakery Products	February 7, 2006	$25	$-	$-
Western Waffles	Frozen Bakery Products	November 15, 2005	67	-	-
Medallion Foods	Cereal, Crackers & Cookies	June 22, 2005	51	13	-
Concept 2 Bakers	Frozen Bakery Products	February 24, 2004	49	43	22
Bakery Chef	Frozen Bakery Products	December 3, 2003	204	185	149

Excluding sales from the fiscal 2004 and 2005 acquisitions, our net sales grew by 3% from 2004 to 2005, and excluding sales from the fiscal 2005 and 2006 acquisitions, our net sales grew by 3% from 2005 to 2006. Though there were volume gains in several product lines, they were largely offset by declines in others, so most of this net sales growth is attributable to improved selling prices. We further describe these and other factors affecting net sales in the segment discussions below.

Operating Expenses Cost of products sold as a percentage of net sales has been increasing as costs of raw materials (ingredients and packaging), freight (outbound rates and fuel surcharges), and energy (primarily natural gas and electricity) rapidly increased, partially offset by the effects of related (but delayed) selling price increases. The following table shows the estimated year-over-year gross impacts (in millions) of the higher per unit costs (or rates) of these cost components by reportable segment.

	2006 vs 2005			2005 vs 2004
	Raw	Outbound		Raw	Outbound
	Materials	Freight	Energy	Materials	Freight	Energy
Cereals, Crackers & Cookies	$5.6	$4.9	$6.0	$5.7	$11.2	$1.5
Frozen Bakery Products	5.3	1.8	.7	(2.5)	1.9	.5
Dressings, Syrups, Jellies & Sauces	9.1	3.8	1.8	7.4	4.4	.5
Snack Nuts & Candy	5.0	.5	.4	15.7	.8	.3
	$25.0	$11.0	$8.9	$26.3	$18.3	$2.8

Through our continuing cost containment efforts, cost reduction efforts in response to the rising costs noted above, and synergies from integrating functions among our businesses, we have reduced our selling, general, and administrative (SG&A) percentage. SG&A was also impacted by expenses associated with the implementation of large-scale information systems upgrades and conversions and other unallocated corporate expenses. The systems conversion costs consisted of both project costs (amounting to $3.4 million in 2006, $7.0 million in 2005, and $5.5 million in 2004) and unallocated systems maintenance costs and amortization. Our policy is to charge divisions, including the corporate headquarters, costs of centralized systems based on usage. During periods of transition, when more than one system is being utilized by the Company, this approach results in unallocated amounts representing the duplication of costs. These excess transitional amounts are reported as unallocated corporate expenses within SG&A. In fiscal 2006, SG&A also included approximately $4.7 million of additional stock-based compensation expense due to the adoption of FAS 123(R).

Again, refer to the segment discussions below for other factors affecting cost of products sold and SG&A expenses. In addition, refer to our policy regarding cost of products sold in Note 1 because our gross profit percentages may not be comparable to those of other companies who report cost of products sold on a different basis.

Interest Expense, Net Net interest expense has increased primarily as a result of changing debt levels and interest rates, but in fiscal 2006, it also includes $3.7 million of discount amortization related to our Vail forward sale contracts. Long-term debt rose from $155.9 million at the beginning of fiscal 2004 to $552.4 million at the end of fiscal 2006. The weighted average interest rate on all of the Company’s outstanding debt was 4.8% in 2006, 4.5% in 2005, and 3.5% in 2004. For more information about our long-term debt, see Note 14. For more information about the Vail forward sale contracts, see “Loss on Forward Sale Contracts” and “LIQUIDITY AND CAPITAL RESOURCES” below, as well as Note 7. Refer to Note 11 for information about our agreement to sell our trade accounts receivable on an ongoing basis, including amounts of related discounts reported in SG&A.

Loss on Forward Sale Contracts Net earnings were affected by non-cash gains and losses on forward sale contracts, executed November 22, 2005 and April 19, 2006, related to a total of 3,750,100 of our shares of Vail Resorts, Inc. The contracts include a collar on the Vail stock price and the prepayment of proceeds at a discount (whereby Ralcorp received a total of $110.5 million). Because Ralcorp accounts for its investment in Vail Resorts using the equity method, these contracts, which are intended to hedge the future sale of those shares, are not eligible for hedge accounting. Therefore, gains or losses on the contracts are immediately recognized in earnings. For more information on these contracts, see “LIQUIDITY AND CAPITAL RESOURCES” below, as well as Note 7.

Gain on Sale of Securities On March 21, 2006, we sold 100,000 of our shares of Vail Resorts for a total of $3.8 million. The shares had a carrying value of $1.2 million, so the transaction resulted in a $2.6 million gain.

Restructuring Charges In fiscal 2005, we closed our leased plant in City of Industry, CA, and transferred much of the production to other facilities within the Dressings, Syrups, Jellies & Sauces segment. This project, which included termination benefits and other charges totaling $1.2 million, resulted in estimated annual savings (net of certain increased costs and lost sales) of approximately $1.0 million beginning in fiscal 2006. Fiscal 2006 included a small amount of additional costs related to this project.

In 2004, the Company closed its plant in Kansas City, KS, and moved production to other facilities within the Dressings, Syrups, Jellies & Sauces segment. Related restructuring charges included termination benefits, a loss from the write-down of property value, and other charges totaling $1.0 million in 2005 and $.6 million in 2004. Annual cost savings from this project (net of certain increased costs and lost sales) are estimated to be $1.2 million.

In the second quarter of fiscal 2003, we announced our plans to close our in-store bakery (ISB) facility in Kent, WA, and began transferring production from that facility and two other ISB facilities to a new ISB plant located in Utah. This project was substantially completed in fiscal 2004 and resulted in estimated annual cost savings of $3.0 to $3.6 million. Restructuring charges for this project totaled $.5 million in fiscal 2005, $1.8 million in 2004, and $2.9 million in 2003, including operating lease termination costs, costs related to the removal and relocation of equipment, equipment write-offs, and employee termination benefits.

For more information regarding these restructuring charges, see Note 3.

Litigation Settlement Income We received payments in fiscal 2005 and 2004 in settlement of certain claims related to antitrust litigation.

Income Taxes The 2006 effective tax rate was reduced by the new “Domestic Production Activities Deduction” (approximately 1%), the effect of approximately $1.2 million related to favorable resolutions of uncertain tax positions, and favorable Canadian tax benefits related to the Western Waffles entities. The 2005 effective rate was reduced by the effect of approximately $1.2 million related to favorable resolutions of uncertain tax positions. The effective rate was also affected by changes in our business mix which affect state tax provisions. See Note 5 for more information about income taxes.

Equity in Earnings of Vail Resorts, Inc. As noted previously, earnings from our investment in Vail Resorts (NYSE ticker: MTN) improved over the past three years. See Note 6 for more information about this equity investment.

Cereals, Crackers & Cookies

Because the Cereals, Crackers & Cookies segment consists of two of our divisions, we will discuss the year-over-year comparisons separately for fiscal 2006 versus 2005 and fiscal 2005 versus 2004 to improve readability. Volume changes are summarized in the following table (note that co-manufacturing was approximately 5% and 7% of total 2006 sales volume for Ralston Foods and Bremner, respectively):

	Sales Volume Change
	from Prior Year
	2006	2005
Ralston Foods (excl. Medallion)
Ready-to-eat (RTE) cereal	1%	12%
Hot cereal	0%	1%
Co-manufacturing	28%	-46%
Other minor categories	3%	11%
Total	2%	6%

Bremner
Crackers	-3%	1%
Cookies	-5%	11%
Co-manufacturing	-20%	-15%
Total	-6%	3%

Fiscal 2006 vs. Fiscal 2005

For the year ended September 30, 2006, net sales for the Cereals, Crackers & Cookies segment were up 8% from fiscal 2005, as Ralston Foods grew $62.5 million and Bremner declined $2.1 million. Ralston Foods benefited from a full year of results from Medallion (as shown on page 17), but also had strong cereal business growth (about 6%), primarily as a result of higher average selling prices. The volume declines at Bremner were largely offset by the effects of price increases and improved product mix.

The segment’s profit contribution improved 12% to $77.6 million. The extra nine months of results from Medallion added approximately $4.4 million (net of $1.9 million of intangible asset amortization in those nine months), while the positive impact of higher net sales in the base business was partially offset by the negative effects of higher energy, raw materials, and freight costs (as shown on page 18). Specific commodities with higher costs included oats, rice, sugar, wheat, tree nuts, and raisins. Approximately $3.0 million of the improvement in segment profit contribution was the result of a change in the allocations of certain shared management costs between the Bremner division and the Snack Nuts & Candy segment to better reflect the proportion of benefits received by each division.

Fiscal 2005 vs. Fiscal 2004

For the year ended September 30, 2005, net sales for the Cereals, Crackers & Cookies segment were up 8% from fiscal 2004, with Ralston Foods and Bremner contributing increases of $41.2 million and $13.8 million, respectively. Excluding the incremental net sales from Medallion, Ralston Foods increase was driven by continued expansion with existing customers and the effect of a change in product mix. Note that ready-to-eat cereal sales volume was up 12% for the year in an overall category that continues to show minimal growth. Bremner’s net sales growth is attributable to both the increased volume and improved pricing on some products. Bremner comparisons were helped by incremental sales to former customers of Bake-Line Group, LLC, which ceased operations during the second quarter of fiscal 2004.

The segment’s profit contribution improved 1% for the year to $69.1 million. Medallion contributed approximately $1.7 million (net of $.6 million of amortization of acquired intangible assets), while the existing businesses contributed less than last year as a result of higher costs of freight, raw materials, and energy (as shown on page 18), as well as $3.2 million of increased warehousing costs. The decline in sales under co-manufacturing agreements reduced segment profit by approximately $8.7 million.

Frozen Bakery Products

Net sales of the Frozen Bakery Products segment have grown from $276.5 million in 2004 to $334.8 million in 2005 and $442.8 million in 2006, largely as a result of acquisitions (as shown on page 17). Most of the segment’s $16 million base business growth was the result of a strong 7% increase in the foodservice channel. The base retail channel was up nearly $5 million (32%) while base ISB was down about $2 million (2%) for the year. The foodservice and retail growth was a result of both higher volumes and slightly improved pricing. The ISB decline was due to a drop in cookie sales, partially offset by higher bread sales. The 2005 base business increase from 2004 was primarily driven by stronger foodservice and ISB sales volume partially offset by lower retail griddle products volume, and small improvements in foodservice pricing.

The segment’s profit contribution was $38.4 million, $49.3 million, and $50.6 million in fiscal 2004, 2005, and 2006, respectively. Again, most of this improvement was due to the timing of acquisitions, which added approximately $7 million during the extra months of Bakery Chef and C2B results in 2005 and approximately $3.7 million in 2006 due to Western Waffles and Parco. Excluding the acquisition effects, the segment’s 2006 profit contribution was $2.4 million lower than in 2005 as the effects of strong sales growth were more than offset by the higher costs of raw materials, freight, and energy (as shown on page 18). In addition, Frozen Bakery Products incurred about $1.2 million of expenses in fiscal 2006 related to the start-up of a new production line, which improved the flexibility of our operations. In fiscal 2005, base business profit benefited from favorable volume, lower ingredient costs, improved manufacturing efficiencies (particularly due to the ISB plant consolidation), and pricing. Those benefits were partially offset by higher freight costs, about $1.1 million of incentive compensation (not paid in 2004), and $.6 million of additional intangible asset amortization expense compared to fiscal 2004.

Dressings, Syrups, Jellies & Sauces

Our Dressings, Syrups, Jellies & Sauces segment’s net sales have remained flat over the last three years as improved pricing offset volume declines as follows:

	Sales Volume Change
	from Prior Year
	2006	2005
Table syrups	-2%	-3%
Preserves & jellies	0%	4%
Spoonable & pourable dressings	-10%	-11%
Peanut butter	2%	4%
Other minor categories	-3%	3%
Total	-3%	-1%

For fiscal 2006, the decrease in volume was due in part to the effects of the City of Industry plant closure at the end of fiscal 2005, industry softness in most Carriage House product categories, and the loss of certain product lines with a few customers in competitive bids.

The segment’s profit contribution was also flat over the last three years, despite significant increases in the costs of raw materials (especially petroleum-based plastic packaging), freight, and energy (as shown on page 18). In fiscal 2006, the higher costs were largely offset by improved selling prices, approximately $2.5 million of net cost savings from the closure of the City of Industry plant, and a $1.6 million property tax refund. In fiscal 2005, the segment benefited from lower workers’ compensation expense ($3.7 million), overhead savings from the Kansas City plant closure ($2.4 million), reduced expenses incurred to determine and implement cost savings initiatives (more than $2.3 million), lower broker commission expenses ($1.0 million), and the continued benefits of cost reduction projects that have improved the segment’s SG&A cost structure.

Snack Nuts & Candy

Net sales for the Snack Nuts & Candy segment increased 3% in fiscal 2006 and 1% in fiscal 2005. In 2006, the growth was the result of both increased volume (primarily attributable to a new retail customer) and higher prices. In 2005, the decrease in volume was more than offset by improved pricing on several items, which had lagged commodity cost increases in the previous year. Volume changes were as follows:

	Sales Volume Change
	from Prior Year
	2006	2005
Nuts	1%	-11%
Candy	-1%	7%
Other minor categories	47%	94%
Total	2%	-8%

Fiscal 2006 profit contribution decreased $4.7 million, or about 21%, as a result of unfavorable costs of raw materials (primarily almonds and other tree nuts), freight, and energy (as shown on page 18). In addition, larger allocations from centralized cost centers (at both corporate and Bremner) resulted in nearly $4 million higher costs in this segment in 2006 as a result of increased charges related to information systems and revised cross-charges for other shared functions to better reflect the proportion of benefits received. The 2005 profit contribution for the segment increased $1.7 million from 2004, as the benefits of improved pricing were largely offset by higher costs of raw materials (primarily almonds, pecans, and cashews), freight, and energy.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have funded operating needs by generating positive cash flows through operations. We expect to continue generating operating cash flows through our mix of businesses and expect that short-term and long-term liquidity requirements will be met through a combination of operating cash flows and strategic use of borrowings under committed and uncommitted credit arrangements. Capital resources remained strong at September 30, 2006, with total shareholders’ equity of $476.4 million and a long-term debt to total capital (which is the total of long-term debt and total shareholders’ equity) ratio of 54 percent, compared to corresponding figures for September 30, 2005, of $518.3 million and 45 percent. Working capital, excluding cash and cash equivalents, increased to $170.3 million at September 30, 2006, from $92.4 million at September 30, 2005, primarily as a result of a $50.8 million increase in our investment in Ralcorp Receivables Corporation.

Operating Activities

Cash provided by operating activities was $52.8 million, $161.0 million, and $78.7 million in 2006, 2005, and 2004, respectively, affected most significantly by fluctuations in proceeds from our accounts receivable sale program. During fiscal 2006, 2005, and 2004, proceeds decreased $49.0 million, increased $49.0 million and decreased $34.2 million, respectively. This explains $83.2 million of the increase in cash from operating activities from 2004 to 2005 and $98 million of the decrease from 2005 to 2006. See “Off-Balance Sheet Financing” below for more information about the sale of receivables. In 2006 and 2005, operating cash flows were reduced by contributions to our qualified pension plan of $25 million and $10 million, respectively. We do not expect to be required to make any significant contributions to this plan in fiscal 2007, but we expect to consider making a small (less than $10 million) voluntary contribution in September. See Note 16 for more information about pension plans, including the funded status. Remaining changes are due to fluctuations in other components of working capital.

Investing Activities

Net cash paid for business acquisitions totaled $110.1 million in fiscal 2006 (Western Waffles and Parco), $100.0 million in fiscal 2005 (Medallion), and $313.1 million in fiscal 2004 (Bakery Chef and C2B). See Note 2 for more information about these acquisitions. On November 10, 2006, we purchased Cottage Bakery, Inc. for approximately $173 million (see Note 21 - Subsequent Event).

Capital expenditures were $58.1 million, $56.9 million, and $53.8 million in fiscal years 2006, 2005, and 2004, respectively. Expenditures in these three years were unusually high due to information systems projects and special projects at the recently acquired businesses. Capital expenditures for fiscal 2007 are expected to be approximately $45 to $50 million. As discussed below, we have adequate capacity under current borrowing arrangements to meet these cash needs.

Financing Activities

On December 22, 2003, we issued Fixed Rate Senior Notes, Series B, Series C, and Series D, totaling $270 million. On November 22, 2004, $50.0 million of Floating Rate Senior Notes, Series A, was repaid with proceeds from the sale of accounts receivable. On December 21, 2005, we issued Fixed Rate Senior Notes, Series E and Series F, totaling $175 million, with $100 million due in 2015 and $75 million due in 2012. On December 27, 2005, we entered into a new $150 million revolving credit agreement, replacing the similar agreement established on October 15, 2004. Borrowings under the new agreement mature December 27, 2010. On February 22, 2006, we repaid the remaining $100.0 million outstanding under Floating Rate Senior Notes, Series A, with proceeds from the issuance of Floating Rate Senior Notes, Series G and Series H. The new notes incur interest at a rate of 3-month LIBOR plus 0.45% (compared to 3-month LIBOR plus 0.85% on Series A) and mature on February 22, 2011 (compared to May 22, 2010 for Series A). Total remaining availability under our $150 million revolving credit agreement and our $15 million of uncommitted credit arrangements was $163.2 million as of September 30, 2006.

We have amended all of our notes such that, if we elect to pay additional interest, our ratio of “Total Debt” to “Adjusted EBITDA” (each term as defined in the debt agreements) may exceed the 3.5 to 1.0 limit, but be no greater than 4.0 to 1.0, for a period not to exceed 12 consecutive months. As of September 30, 2006, the ratio of Total Debt to Adjusted EBITDA was 2.55 to 1.0, and we were also in compliance with all other debt covenants.

Supplementing our available borrowing capacity, under the agreement described under “Off-Balance Sheet Financing” below, we could choose to sell up to $66 million of ownership interests in accounts receivable, but no such interests were sold as of September 30, 2006. Further cash needs could be met through the sale of the Company’s investment in Vail Resorts, Inc. Based on the market price of Vail stock at November 30, 2006, and excluding the 4.95 million shares already under forward sale contracts (discussed in the following paragraph), we could realize approximately $71 million in cash through the sale of this investment, net of income taxes.

During the first quarter of fiscal 2006, we entered into a forward sale contract relating to 1.78 million shares of our Vail common stock and received $50.5 million under the discounted advance payment feature of the contract. In April 2006, we entered into a similar contract relating to another 1.97 million shares and received $60.0 million and in November 2006, we entered into a third contract relating to 1.2 million shares and received $29.5 million. These contracts operate as a hedge of the cash flows expected from the sale of Vail shares in the future. At the maturity dates in the contracts, we can deliver a variable number of shares of Vail stock to the counterparty or settle the contracts with cash. The number of shares (or amount of cash) to be delivered will depend upon the market price of Vail shares at the settlement dates. A summary of contract terms follows:

	Maximum	Minimum	Floor	Cap
Maturity Date	Shares	Shares	Price	Price
November 2008	890,000	727,157	$34.59	$42.33
November 2009	985,050	783,028	38.34	48.23
November 2010	890,000	632,551	34.59	48.67
November 2011	985,050	681,695	38.34	55.40
November 2013	1,200,000	570,825	35.29	74.19

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

A stock repurchase program was initiated in August 2005, and we purchased a total of $10.3 million of Ralcorp stock (243,000 shares) in fiscal 2005. An additional 3,422,000 shares were purchased at prevailing market prices for a total cost of $134.9 million during fiscal year 2006. On May 25, 2006, the Board of Directors authorized the repurchase of up to 2,000,000 additional shares which was the amount available for repurchase as of September 30, 2006.

On September 24, 2004, our Board of Directors declared a special cash dividend of $1.00 per share, payable on October 22, 2004, to shareholders of record as of the close of business on October 8, 2004. The dividend payout totaled approximately $29.3 million.

Off-Balance Sheet Financing

As an additional source of liquidity, on September 24, 2001, Ralcorp entered into an agreement to sell, on an ongoing basis, all of its trade accounts receivable to a wholly owned, bankruptcy-remote subsidiary called Ralcorp Receivables Corporation (RRC). The accounts receivable of the Frozen Bakery Products segment and the recently acquired Medallion business have not been incorporated into the sale agreement and are not currently being sold to RRC. RRC can then sell up to $66.0 million of undivided percentage ownership interests in qualifying receivables to a bank commercial paper conduit (the Conduit). RRC’s only business activities relate to acquiring and selling interests in Ralcorp’s receivables. Upon the agreement’s termination, the Conduit would be entitled to all cash collections on RRC’s accounts receivable until its purchased interest has been repaid. Unless extended, the agreement will terminate in October 2007.

The trade receivables sale arrangement with RRC represents “off-balance sheet financing” since the sale results in assets being removed from our balance sheet rather than resulting in a liability to the Conduit. The organizational documents of RRC and the terms of the agreements governing the receivables sale transactions make RRC a qualifying special purpose entity. As such, it is not to be consolidated in Ralcorp’s financial statements under generally accepted accounting principles. Furthermore, the “true sale” nature of the arrangement requires Ralcorp to account for RRC’s transactions with the Conduit as a sale of accounts receivable instead of reflecting the Conduit’s net investment as debt with a pledge of accounts receivable as collateral. If RRC were not a qualifying special purpose entity and if the arrangement were not considered a “true sale,” the outstanding balance of receivables would remain on Ralcorp’s balance sheet, proceeds received from the Conduit (none as of September 30, 2006) would be shown as short-term debt, and there would be no investment in RRC. See further discussion in Note 11.

Contractual Obligations

In the normal course of business, we enter into contracts and commitments which obligate us to make payments in the future. The table below sets forth our significant future obligations by time period as of September 30, 2006.

		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 Years
Long-term debt obligations (a)	$703.8	$56.8	$126.8	$222.8	$297.4
Operating lease obligations (b)	49.5	8.4	14.1	10.6	16.4
Purchase obligations (c)	260.5	240.0	20.5	-	-
Deferred compensation obligations (d)	21.6	2.6	4.8	3.9	10.3
Total	$1,035.4	$307.8	$166.2	$237.3	$324.1

(a)	Long-term debt obligations include principal payments, interest payments, and interest rate swap settlements based on interest rates at September 30, 2006. See Note 14 for details.
(b)	Operating lease obligations consist of minimum rental payments under noncancelable operating leases, as shown in Note 15.
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

INFLATION

We recognize that inflationary pressures may have an adverse effect on the Company through higher asset replacement costs, related depreciation and higher material and energy costs. We try to minimize these effects through cost reductions and productivity improvements as well as price increases to maintain reasonable profit margins. It is our view that inflation has not had a significant impact on operations in the three years ended September 30, 2006.

CURRENCY

Until the acquisition of Western Waffles in November 2005, all of our sales and costs were denominated in U.S. dollars. Western Waffles sells approximately 80% of its products (representing approximately $60 million USD), to customers in the U.S., but its raw materials and labor are purchased in Canadian dollars. Consequently, Western Waffles’ profits can be impacted by fluctuations in the value of Canadian dollars relative to U.S. dollars. When practical, we use various types of currency hedges to reduce the economic impact of currency fluctuations.

OUTLOOK

Our strategy is to continue to grow the Company by capitalizing on the opportunities in the private label, value brand, and foodservice arenas. In the past few years, we have taken substantial steps to reshape the Company, reducing our reliance on any one business segment while achieving sufficient scale in the categories in which we operate. We expect to continue to improve our business mix through volume and profit growth of existing businesses, as well as through acquisitions or strategic alliances. We will continue to explore those acquisition opportunities that strategically fit with our intention to be the premier provider of value-oriented food products, such as the recent acquisition of Cottage Bakery, Inc. The following paragraphs discuss significant trends that we believe will impact our results across all segments.

Results of operations for the first half of fiscal 2006 were negatively impacted by cost increases (especially fuel, transportation and energy) across all business segments. These cost increases were largely mitigated in the second half of fiscal 2006 due to a combination of reducing costs, and, where justified, increasing prices. Based upon preliminary results of operations for the first two months of fiscal 2007, we expect total segment operating profit contribution for the first quarter to exceed depressed prior year results by approximately 35% to 45%. However, comparisons will become increasingly difficult throughout the rest of the year because results improved later in fiscal 2006 and because certain costs are expected to rise later in fiscal 2007.

The Company purchases significant quantities of certain ingredients (e.g., wheat flour, soybean oil, corn syrup and sweeteners, peanuts and various tree nuts, other grain products, cocoa, fruits), packaging materials (e.g., resin, glass, paper products), energy (e.g., natural gas), and transportation services. Recently, the market costs of some of these items, notably wheat and corn products (as well as other grain products), have increased significantly. To offset the impact of these significant cost increases and maintain adequate profitability levels, the Company will need to take additional actions, including further cost reductions and pricing changes, where justified. To the extent mitigating efforts trail the impact of cost increases, results of operations will be negatively affected. We expect this trend to intensify and have a greater impact on the second half of fiscal 2007.

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

Freight costs have been increasing over the past several years and are expected to remain at elevated levels in fiscal 2007, thereby putting continued pressure on profit margins. These cost increases are primarily the result of high fuel prices. Further, a shortage of available common carriers in some areas during certain months put additional upward pressure on freight rates as well as having a negative effect on our customer service and sales. In fiscal 2004, freight costs were approximately 7.3% of our cost of products sold; for fiscal 2005, the percentage rose to 8.5% and rose again to 9% in fiscal 2006. In addition, the cost of energy (e.g., natural gas) and certain petroleum-based packaging (e.g. resins, PET) have also increased significantly over this time period and remain volatile. The effects of rising costs on our past results of operations have been mitigated to some extent through hedging and forward purchase contracts, as well as volume and selling price increases. We expect that similar mitigation efforts and continued cost reduction efforts will reduce the impact of the anticipated increases; however, these efforts are not likely to fully offset these cost increases in a timely manner.

As a result of the American Jobs Creation Act of 2004, the Company received an additional “Domestic Production Activities Deduction” in fiscal 2006. The effect of this additional deduction was to reduce our federal tax rate by 1 percent in fiscal 2006, which will progress to a total reduction of 3 percent for fiscal 2011 and beyond, pending further tax law changes. The Company expects our fiscal 2007 annual blended state and federal effective tax rate on earnings before taxes and equity earnings to be between 33% and 35%. Our blended effective tax rate for fiscal 2006 was 32.8% and included the favorable resolution of certain uncertain tax positions as well as other matters.

The following sections contain discussions of the specific factors affecting the outlook for each of our reportable segments.

Cereals, Crackers & Cookies

The level of competition in the cereal and snack categories continues to be intense for our Ralston Foods division. Competition comes from branded box cereal manufacturers, branded bagged cereal producers and other private label cereal providers, as well as from alternative breakfast-food items and producers of corn and cereal-based snacks. For the last several years, category growth in ready-to-eat and hot cereals has been minimal or has declined, which has exacerbated its competitive nature. When branded competitors focus on price/promotion, the environment for private label producers becomes more challenging. We must maintain an effective price gap between our quality private label products and those of branded producers, thereby providing the best value alternative for the consumer.

Pricing and volume agreements with customers are generally determined by the customers’ periodic requests for competitive category reviews in each of our divisions. During the past twelve months, however, Ralston Foods pre-empted a number of these reviews by aggressively seeking price increases to aid in offsetting the aforementioned input cost increases. Ralston Foods does expect additional category reviews covering a significantly portion (35% - 45%) of its sales volume will occur in fiscal 2007. In this environment, it is imperative that volume gains substantially offset the inevitable pricing pressures.

Our cracker and cookie operation, Bremner, also conducts business in a highly competitive category and faces many of the same challenges. Major branded competitors continue to market and promote their offerings aggressively and many smaller, regional branded and private label manufacturers provide additional competitive pressures. Minimal growth in the cookie and cracker categories has intensified the competition. Bremner’s ability to maintain a sufficient price gap between products of branded producers and Bremner’s quality private label emulations will be important to its results of operations. In fiscal 2007, Bremner will continue to focus on cost containment, new products, and volume growth of existing products in order to improve operating results.

Frozen Bakery Products

As previously mentioned, the Frozen Bakery Products segment now consists of Ralcorp Frozen Bakery Products (formerly Bakery Chef), the ISB group, Western Waffles (acquired November 15, 2005), Parco Foods (acquired February 7, 2006), and the Cottage Bakery acquisition (effective November 10, 2006).

For Frozen Bakery Products to grow, we must provide high quality products, excellent customer service, superior product innovation, and competitive pricing to our customers. New product offerings, new foodservice and retail customers, and growth of existing customers will all be important to the future success of this segment.

During fiscal 2006, the ISB group’s frozen cookie business completed the consolidation of a majority of Parco Foods volume into the ISB plant in Ogden, UT and the closure of a waffles facility in Moncton, New Brunswick. The November 2006 addition of Cottage Bakery, a producer of par-baked frozen breads and dough, provides the segment with an expanded product line for sale in both the ISB and foodservice channels. In addition, the segment has expanded capacity in its frozen artisan bread business to further capitalize on the continued growth of this category.

The segment’s focus for fiscal 2007 is to capitalize on the coordination of its component businesses by offering an expanded product grouping to its combined customer base.

Dressings, Syrups, Jellies & Sauces

Carriage House continues to be pressured by the affects of the previously mentioned cost increases. As the cost environment warrants, we will seek price increases to help offset these rising costs. However, competitors, both large and small, continue to be very aggressive on pricing which may result in lower margins or volume losses or both.

To further mitigate the impact of the cost increases, the segment has undertaken ongoing process improvement and cost reduction projects. In light of the segment’s thin profit margins, ongoing cost reduction efforts, in concert with warranted pricing actions, are critical to maintaining segment profitability during periods of rising costs.

Snack Nuts & Candy

Snack nuts and candy continue to be very competitive categories. This segment of Ralcorp faces significant competition from branded manufacturers and, to a lesser extent, from private label and regional producers. We expect competition to intensify in the future as the snack nut category growth has slowed or declined.

The majority of the segment’s cost of products sold relates to commodities including peanuts, cashews, and tree nuts such as macadamias, pecans, and almonds. The costs of these commodities fluctuate, sometimes drastically, based upon worldwide supply and demand. These commodity fluctuations, when not accompanied by pricing changes due to competition, can result in short-term changes in the profitability of the segment. We currently have committed contracts for a large portion of our commodity needs for the first half of fiscal 2007. During that period, we expect our peanut costs to be unchanged and our cashew and other tree nut costs to be lower compared to the corresponding period of fiscal 2006. However, rapid declines in material costs have resulted in category reviews and some decreases in average pricing.

The segment will continue to focus on maintaining and expanding its customer base, developing new products, and maintaining product quality.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The following discussion is presented pursuant to the United States Securities and Exchange Commission’s Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies.” The policies below are both important to the representation of the Company's financial condition and results and require management's most difficult, subjective or complex judgments.

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

Inventories are generally valued at the lower of average cost (determined on a first-in, first-out basis) or market value and have been reduced by an allowance for obsolete product and packaging materials. The estimated allowance is based on a review of inventories on hand compared to estimated future usage and sales. If market conditions and actual demands are less favorable than projected, additional inventory write-downs may be required.

We review long-lived assets, including leasehold improvements and property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value less the cost to sell.

Goodwill represents the excess of the cost of acquired businesses over the fair market value of their identifiable net assets. We conduct a goodwill impairment review during the fourth quarter of each fiscal year. The goodwill impairment tests require us to estimate the fair value of our businesses and certain assets and liabilities, for which we utilize valuation techniques such as EBITDA multiples and discounted cash flows based on projections. In our recent tests, we assumed EBITDA multiples of approximately 6 and discount rates of approximately 10.5%.

Pension assets and liabilities are determined on an actuarial basis and are affected by the estimated market-related value of plan assets; estimates of the expected return on plan assets, discount rates, and future salary increases; and other assumptions inherent in these valuations. We annually review the assumptions underlying the actuarial calculations and makes changes to these assumptions, based on current market conditions and historical trends, as necessary. Actual changes in the fair market value of plan assets and differences between the actual return on plan assets and the expected return on plan assets will affect the amount of pension expense or income ultimately recognized. The other postretirement benefits liability is also determined on an actuarial basis and is affected by assumptions including the discount rate and expected trends in healthcare costs. Changes in the discount rate and differences between actual and expected healthcare costs will affect the recorded amount of other postretirement benefits expense. For both pensions and postretirement benefit calculations, the assumed discount rate is determined by projecting the plans’ expected future benefit payments as defined for the projected benefit obligation or accumulated postretirement benefit obligation, discounting those expected payments using a theoretical zero-coupon spot yield curve derived from a universe of high-quality (rated Aa or better by Moody’s Investor Service) corporate bonds as of the measurement date, and solving for the single equivalent discount rate that results in the same present value. See Note 16 for more information about pension and other postretirement benefit assumptions.

Liabilities for workers’ compensation claims and accrued healthcare costs (including a reserve for claims incurred but not yet reported) are estimated based on details of current claims, historical experience, and expected trends determined on an actuarial basis.

We account for stock-based compensation in accordance with FAS 123(R), Share-Based Payment. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period for awards expected to vest. Determining the fair value of share-based awards at the grant date requires judgment, including estimating the expected term, expected stock price volatility, risk-free interest rate, and expected dividends. In addition, judgment is required in estimating the amount of share-based awards that are expected to be forfeited before vesting. The original estimate of the grant date fair value is not subsequently revised unless the awards are modified, but the estimate of expected forfeitures is revised throughout the vesting period and the cumulative stock-based compensation cost recognized is adjusted accordingly. See Note 18 for more information about stock-based compensation and our related estimates.

We estimate income tax expense based on taxes in each jurisdiction, including (effective November 15, 2005) Canada. We estimate current tax exposures together with temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These temporary differences result in deferred tax assets and liabilities. We believe that sufficient income will be generated in the future to realize the benefit of most of our deferred tax assets. Where there is not sufficient evidence that such income is likely to be generated, we establish a valuation allowance against the related deferred tax assets. We are subject to periodic audits by governmental tax authorities of our income tax returns. These audits generally include questions regarding our tax filing positions, including the amount and timing of deductions and the allocation of income among various tax jurisdictions. We evaluate our exposures associated with our tax filing positions, including state and local taxes, and record reserves for estimated exposures. As of the end of fiscal 2006, three years (2004, 2005 and 2006) were subject to audit by the Internal Revenue Service.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

In the ordinary course of business, the Company is exposed to commodity price risks relating to the acquisition of raw materials and fuels. Ralcorp utilizes derivative financial instruments, including futures contracts, options and swaps, to manage certain of these exposures when it is practical to do so. As of September 30, 2006, a hypothetical 10% adverse change in the market price of the Company’s principal hedged commodities, including linerboard, wheat, natural gas, and heating oil, would have decreased the fair value of the Company’s commodity-related derivatives portfolio by approximately $6.7 million. As of September 30, 2005, the Company had no material open derivative contracts, so market risk associated with its commodity-related derivatives portfolio was immaterial. This volatility analysis ignores changes in the exposures inherent in the underlying hedged transactions. Because the Company does not hold or trade derivatives for speculation or profit, all changes in derivative values are effectively offset by corresponding changes in the underlying exposures. For more information, see Note 1 and Note 13 to the financial statements included in Item 8.

Interest Rate Risk

The Company has interest rate risk related to its debt. Changes in interest rates impact fixed and variable rate debt differently. For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas a change in the interest rates on variable rate debt will impact interest expense and cash flows. At September 30, 2006, Ralcorp’s financing arrangements included $445.0 million of fixed rate debt and $107.6 million of variable rate debt. However, in December 2004, $100 million of the variable rate debt was effectively fixed at 4.76% through December 2009 with an interest rate swap contract.

As of September 30, 2006 and 2005, the fair value of the Company’s fixed rate debt was approximately equal to its carrying value, based on the discounted amount of future cash flows using Ralcorp’s incremental rate of borrowing for similar debt. A hypothetical 10% decrease in interest rates would increase the fair value of the fixed rate debt by approximately $10.8 million.

With respect to variable rate debt, including the effect of the swap in fiscal 2005, a hypothetical 10% change in interest rates would not have had a material impact on the Company’s reported net earnings or cash flows in fiscal 2006 or 2005.

The fair value of the interest rate swap contract was $3.2 million at September 30, 2006. A hypothetical 10% decrease in expected future interest rates would reduce that fair value by $1.3 million.

For more information, see Note 1, Note 13, and Note 14 to the financial statements included in Item 8.

Foreign Currency Risk

The Company has foreign currency exchange rate risk related to its Canadian subsidiaries, whose functional currency is the Canadian dollar. While nearly all of those subsidiaries’ cash outflows are denominated and paid in Canadian dollars, most of their cash inflows are denominated and received in U.S. dollars. The Company uses foreign exchange forward contracts to hedge the risk of fluctuations in future cash flows and earnings related to fluctuations in the exchange rate between the Canadian dollar and U.S. dollar. A hedging offset is accomplished because the gain or loss on the forward contracts occurs on or near the date of the anticipated transactions. As of September 30, 2006, the Company held foreign exchange forward contracts with a total notional amount of $16 million and a fair value of $.2 million. A hypothetical 10% increase in the expected CAD-USD exchange rates would have reduced that fair value by $1.8 million. For more information, see Note 1 and Note 13 to the financial statements included in Item 8.

Equity Price Risk

The Company has equity price risk related to its investment in Vail Resorts, Inc. To limit the risk of a significant decline in the market price of Vail stock, the Company entered into forward sale contracts which include price collars. At the maturity dates in the contracts, we can deliver a variable number of shares of Vail stock to the counterparty or settle the contracts with cash. The number of shares (or amount of cash) to be delivered will depend upon the market price of Vail shares at the settlement dates. A summary of terms for contracts held at September 30, 2006 are included in a table under “LIQUIDITY AND CAPITAL RESOURCES” in Item 7 (which also includes data pertaining to a similar contract executed in November 2006). Because Ralcorp accounts for its investment in Vail Resorts using the equity method, it is currently precluded from using hedge accounting under FAS 133 for these contracts. Accordingly, it must report changes to the fair value of these contracts within the statement of earnings. These gains or losses have no impact on current cash flows. The fair value of the contracts is dependent on several variables including the market price of Vail stock, estimated future Vail stock price volatility, interest rates, and the time remaining to the contract maturity dates. As of September 30, 2006, a hypothetical 10% increase in the Vail stock price would have increased the fair value of the total contract liability by approximately $11.8 million, holding all other variables constant. For more information, see Note 6 and Note 7 to the financial statements included in Item 8, along with related discussions under “LIQUIDITY AND CAPITAL RESOURCES” in Item 7.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Ralcorp Holdings, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Under the supervision and with the participation of management, including the Co-Chief Executive Officers and Controller and Chief Accounting Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under this framework, management concluded that our internal control over financial reporting was effective as of September 30, 2006 at the reasonable assurance level. We have excluded Western Waffles and Parco Foods from the assessment of internal control over financial reporting as of September 30, 2006 because they were acquired by the Company in purchase business combinations during 2006. Western Waffles and Parco Foods’ combined total assets and combined total revenues represented 9% and 4%, respectively, of the related consolidated financial statement amounts as of and for the year ended September 30, 2006. Management’s assessment of the effectiveness of our internal control over financial reporting as of September 30, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report below.

/s/ KEVIN J. HUNT	/s/ DAVID P. SKARIE	/s/ THOMAS G. GRANNEMAN
Kevin J. Hunt	David P. Skarie	Thomas G. Granneman
Co-Chief Executive Officer	Co-Chief Executive Officer	Controller and Chief Accounting Officer

December 13, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Ralcorp Holdings, Inc.:

We have completed integrated audits of Ralcorp Holdings, Inc.’s September 30, 2006 and 2005 consolidated financial statements and of its internal control over financial reporting as of September 30, 2006, and an audit of its 2004 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(1) present fairly, in all material respects, the financial position of Ralcorp Holdings, Inc. and its subsidiaries at September 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2006 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in fiscal 2006.

Internal control over financial reporting
Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 8, that the Company maintained effective internal control over financial reporting as of September 30, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2006, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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
As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Western Waffles and Parco Foods from its assessment of internal control over financial reporting as of September 30, 2006 because they were acquired by the Company in purchase business combinations during 2006. We have also excluded Western Waffles and Parco Foods from our audit of internal control over financial reporting. Western Waffles and Parco Foods are wholly-owned subsidiaries whose combined total assets and combined total revenues represent 9% and 4%, respectively, of the related consolidated financial statement amounts as of and for the year ended September 30, 2006.

/s/ PRICEWATERHOUSECOOPERS LLP
St. Louis, MO
December 13, 2006

RALCORP HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in millions except per share data, shares in thousands)

	Year Ended September 30,
	2006	2005	2004

Net Sales	$1,850.2	$1,675.1	$1,558.4
Cost of products sold	(1,497.2)	(1,339.1)	(1,237.2)
Gross Profit	353.0	336.0	321.2
Selling, general and administrative expenses	(226.4)	(215.1)	(204.7)
Interest expense, net	(28.1)	(16.5)	(13.1)
Loss on forward sale contracts	(9.8)	-	-
Gain on sale of securities	2.6	-	-
Restructuring charges	(.1)	(2.7)	(2.4)
Litigation settlement income	-	1.8	.9
Earnings before Income Taxes and Equity Earnings	91.2	103.5	101.9
Income taxes	(29.9)	(36.6)	(37.2)
Earnings before Equity Earnings	61.3	66.9	64.7
Equity in earnings of Vail Resorts, Inc., net of related deferred income taxes	7.0	4.5	.4
Net Earnings	$68.3	$71.4	$65.1

Basic Earnings per Share	$2.46	$2.41	$2.22
Diluted Earnings per Share	$2.41	$2.34	$2.17

Weighted Average Shares for Basic Earnings per Share	27,663	29,566	29,228
Dilutive effect of:
Stock options	502	818	670
Restricted stock awards	39	25	6
Weighted Average Shares for Diluted Earnings per Share	28,204	30,409	29,904

See accompanying Notes to Consolidated Financial Statements.

RALCORP HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions except share and per share data)

	September 30,
	2006	2005

Assets
Current Assets
Cash and cash equivalents	$19.1	$6.2
Investment in Ralcorp Receivables Corporation	93.3	42.5
Receivables, net	66.8	30.8
Inventories	196.0	181.5
Deferred income taxes	5.7	6.7
Prepaid expenses and other current assets	5.5	2.3
Total Current Assets	386.4	270.0
Investment in Vail Resorts, Inc.	97.2	87.6
Property, Net	401.1	357.4
Goodwill	460.0	412.5
Other Intangible Assets, Net	142.6	125.0
Other Assets	20.2	17.0
Total Assets	$1,507.5	$1,269.5

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$96.1	$76.9
Book cash overdrafts	39.4	35.0
Other current liabilities	61.5	59.5
Total Current Liabilities	197.0	171.4
Long-term Debt	552.6	422.0
Deferred Income Taxes	81.3	61.2
Other Liabilities	200.2	96.6
Total Liabilities	1,031.1	751.2
Commitments and Contingencies
Shareholders' Equity
Common stock, par value $.01 per share
Authorized: 300,000,000 shares
Issued: 33,011,317 shares	.3	.3
Capital in excess of par value	122.3	119.9
Retained earnings	569.2	500.9
Common stock in treasury, at cost (6,170,788 and 3,190,557 shares)	(187.7)	(65.8)
Unearned portion of restricted stock	(4.0)	(4.3)
Accumulated other comprehensive loss	(23.7)	(32.7)
Total Shareholders' Equity	476.4	518.3
Total Liabilities and Shareholders' Equity	$1,507.5	$1,269.5

See accompanying Notes to Consolidated Financial Statements.

RALCORP HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended September 30,
	2006	2005	2004

Cash Flows from Operating Activities
Net earnings	$68.3	$71.4	$65.1
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization	66.8	55.8	47.5
Sale of receivables, net	(49.0)	49.0	(34.2)
Contributions to qualified pension plan	(25.0)	(10.0)	-
Equity in earnings of Vail Resorts, Inc.	(10.8)	(6.9)	(.6)
Loss on forward sale contracts	9.8	-	-
Deferred income taxes	6.5	.6	4.6
Stock-based compensation expense	5.7	.7	.2
Gain on sale of securities	(2.6)	-	-
Other changes in current assets and liabilities, net of effects of business acquisitions:
(Increase) decrease in receivables	(24.0)	5.1	(3.9)
(Increase) decrease in inventories	(6.9)	(4.4)	(17.6)
(Increase) decrease in prepaid expenses and other current assets	(2.5)	1.4	.2
Increase (decrease) in accounts payable and other current liabilities	2.8	(7.9)	13.9
Other, net	13.7	6.2	3.5
Net Cash Provided by Operating Activities	52.8	161.0	78.7

Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	(110.1)	(100.0)	(313.1)
Additions to property and intangible assets	(58.1)	(56.9)	(53.8)
Proceeds from sale of property	2.2	.6	1.4
Proceeds from sale of securities	3.8	-	-
Net Cash Used by Investing Activities	(162.2)	(156.3)	(365.5)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	275.0	-	270.0
Repayment of long-term debt	(100.0)	(50.0)	-
Net (repayments) borrowings under credit arrangements	(44.6)	46.3	-
Advance proceeds from forward sale of investment	110.5	-	-
Purchase of treasury stock	(134.9)	(10.3)	-
Proceeds from exercise of stock options	7.4	12.7	5.0
Change in book cash overdrafts	4.4	8.4	6.7
Dividends paid	-	(29.3)	-
Other, net	4.5	-	(.2)
Net Cash Provided (Used) by Financing Activities	122.3	(22.2)	281.5

Net Increase (Decrease) in Cash and Cash Equivalents	12.9	(17.5)	(5.3)
Cash and Cash Equivalents, Beginning of Year	6.2	23.7	29.0
Cash and Cash Equivalents, End of Year	$19.1	$6.2	$23.7

See accompanying Notes to Consolidated Financial Statements.

RALCORP HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in millions except per share data, shares in thousands)

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Common Stock in Treasury	Unearned Portion of Restricted Stock	Accum. Other Compre- hensive Loss	Total
Balance, September 30, 2003	$.3	$114.1	$393.8	$(76.9)	$(.1)	$(18.5)	$412.7
Net earnings			65.1				65.1
Minimum pension liability adjustment, net of $4.4 tax benefit						(7.3)	(7.3)
Cash flow hedging adjustments, net of $2.4 tax benefit						(4.1)	(4.1)
Comprehensive loss							53.7
Dividends declared ($1.00 per share)			(29.4)				(29.4)
Stock options exercised (295 shares)		1.2		5.6			6.8
Restricted stock awards granted (134 shares) and amortized		2.1		2.6	(4.5)		.2
Activity under deferred compensation plans (20 shares)		(.1)		.3			.2
Balance, September 30, 2004	$.3	$117.3	$429.5	$(68.4)	$(4.6)	$(29.9)	$444.2
Net earnings			71.4				71.4
Minimum pension liability adjustment, net of $1.8 tax benefit						(4.8)	(4.8)
Cash flow hedging adjustments, net of $1.0 tax expense						2.0	2.0
Comprehensive income							68.6
Stock purchased (243 shares)				(10.3)			(10.3)
Stock options exercised (646 shares)		2.7		12.4			15.1
Restricted stock awards granted (9 shares) and amortized		.2		.2	.3		.7
Activity under deferred compensation plans (19 shares)		(.3)		.3			-
Balance, September 30, 2005	$.3	$119.9	$500.9	$(65.8)	$(4.3)	$(32.7)	$518.3
Net earnings			68.3				68.3
Minimum pension liability adjustment, net of $1.2 tax expense						3.4	3.4
Cash flow hedging adjustments, net of $1.0 tax expense						1.7	1.7
Foreign currency translation adjustment, net of $2.2 tax expense						3.9	3.9
Comprehensive income							77.3
Stock purchased (3,422 shares)				(134.9)			(134.9)
Stock options & stock appreciation rights exercised (421 shares)		(2.2)		12.4			10.2
Restricted stock issued (9 shares)		.2		.2	(.4)		-
Stock based compensation expense		5.0			.7		5.7
Activity under deferred compensation plans (13 shares)		(.6)		.4			(.2)
Balance, September 30, 2006	$.3	$122.3	$569.2	$(187.7)	$(4.0)	$(23.7)	$476.4

See accompanying Notes to Consolidated Financial Statements.

RALCORP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions except per share data)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation - The financial statements are presented on a consolidated basis and include the accounts of Ralcorp and its majority-owned subsidiaries. All significant intercompany transactions have been eliminated. The Company’s investment in Vail Resorts, Inc. is presented on the equity basis (see Note 6).

Estimates - The financial statements have been prepared in conformity with generally accepted accounting principles, which require management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates and assumptions.

Cash Equivalents include all highly liquid investments with original maturities of three months or less.

Receivables are reported at net realizable value. This value includes appropriate allowances for doubtful accounts, cash discounts, and other amounts which the company does not ultimately expect to collect. The Company calculates the allowance for doubtful accounts based on historical losses and the economic status of, and its relationship with, its customers, especially those identified as “at risk.” A receivable is considered past due if payments have not been received within the agreed upon invoice terms. Receivables are written off against the allowance when the customer files for bankruptcy protection or is otherwise deemed to be uncollectible based upon the Company’s evaluation of the customer’s solvency. Refer to Note 9, Note 10, Note 11, and Note 12 for more information about receivables and the allowance for doubtful accounts.

Inventories are generally valued at the lower of average cost (determined on a first-in, first-out basis) or market. Reported amounts have been reduced by an allowance for obsolete product and packaging materials based on a review of inventories on hand compared to estimated future usage and sales (see Note 10 and Note 12).

Derivative Financial Instruments and Hedging - In the ordinary course of business, the Company is exposed to commodity price risks relating to the acquisition of raw materials and supplies, interest rate risks relating to debt, and foreign currency exchange rate risks. Authorized individuals within the Company may utilize derivative financial instruments, including (but not limited to) futures contracts, option contracts, forward contracts and swaps, to manage certain of these exposures by hedging when it is practical to do so. The terms of these instruments generally do not exceed eighteen months for commodities, five years for interest rates, and one year for foreign currency. The Company is not permitted to engage in speculative or leveraged transactions and will not hold or issue financial instruments for trading purposes. Hedge accounting is only applied when the derivative is deemed to be highly effective at offsetting changes in fair values or anticipated cash flows of the hedged item or transaction. Earnings impacts for all designated hedges are reported in the statement of earnings within the same line item as the gain or loss on the item being hedged. Since the hedging activities relate to operations, related cash flows are included in the statement of cash flows in cash flows from operating activities. For a fair value hedge of a recognized asset or liability or unrecognized firm commitment, the entire change in fair value of the derivative is recorded in earnings as incurred. For a cash flow hedge of an anticipated transaction, the ineffective portion of the change in fair value of the derivative is recorded in earnings as incurred, whereas the effective portion is deferred in accumulated other comprehensive income in the balance sheet until the transaction is realized, at which time any deferred hedging gains or losses are recorded in earnings. For more information about our hedging activities, see Note 13.

Property is recorded at cost and depreciation expense is generally provided on a straight-line basis over the estimated useful lives of the properties. Estimated useful lives range from 3 to 15 years for machinery and equipment and 10 to 50 years for buildings and leasehold improvements. Total depreciation expense was $53.4, $47.5, and $41.2 in fiscal 2006, 2005, and 2004, respectively. At September 30, property consisted of:

	2006	2005
Land	$12.7	$10.3
Buildings and leasehold improvements	125.5	108.3
Machinery and equipment	557.0	504.0
Construction in progress	38.7	29.1
	733.9	651.7
Accumulated depreciation	(332.8)	(294.3)
	$401.1	$357.4

Other Intangible Assets consist of computer software purchased or developed for internal use and customer relationships, trademarks, and computer software acquired in business combinations (see Note 2). Amortization expense related to intangible assets, which is provided on a straight-line basis over the estimated useful lives of the assets, was $13.4, $8.3, and $6.3 in fiscal 2006, 2005, and 2004, respectively. For the intangible assets recorded as of September 30, 2006, amortization expense of $13.8, $14.7, $14.2, $12.0, and $10.1 is scheduled for fiscal 2007, 2008, 2009, 2010, and 2011, respectively. Other intangible assets consisted of:

	September 30, 2006			September 30, 2005
	Carrying Amount	Accum. Amort.	Net Amount	Carrying Amount	Accum. Amort.	Net Amount

Computer software	$43.2	$(28.2)	$15.0	$42.0	$(24.5)	$17.5
Customer relationships	127.0	(16.8)	110.2	98.3	(7.9)	90.4
Trademarks	20.2	(2.8)	17.4	19.0	(1.9)	17.1
	$190.4	$(47.8)	$142.6	$159.3	$(34.3)	$125.0

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

Cost of Products Sold includes, among other things, inbound and outbound freight costs and depreciation expense related to assets used in production, while storage and other warehousing costs are included in “Selling, general, and administrative.” Storage and other warehousing costs totaled $56.6, $55.3, and $50.2 in fiscal 2006, 2005, and 2004, respectively.

Advertising, Repair, and Maintenance Costs are expensed as incurred.

Stock-based Compensation - Prior to October 1, 2005, the Company recognized stock-based compensation in accordance with APB 25, which required the use of the intrinsic value method. On October 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, (FAS 123(R)), which replaces FAS 123 and supersedes APB Opinion No. 25. FAS 123(R) requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). The Company followed the nominal vesting period approach prior to October 1, 2005 (for pro forma disclosure purposes) and must continue following that approach for awards outstanding as of that date, but applies the non-substantive vesting period approach to new grants that have retirement eligibility provisions. Ralcorp elected the modified prospective method of adopting FAS 123(R), whereby compensation cost is recognized for all share-based payments granted after October 1, 2005 and the unvested portion of outstanding awards at that time (based on the grant-date fair value of those outstanding awards calculated under FAS 123 for pro forma disclosures). Under this method of adoption, prior periods are not restated. The adoption of FAS 123(R) had no impact on net cash flows, but the tax benefits realized from exercised stock options are now shown in cash flows from financing activities rather than operating activities. See Note 18 for disclosures related to stock-based compensation.

Income Tax Expense is estimated based on taxes in each jurisdiction and includes the effects of both current tax exposures and the temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These temporary differences result in deferred tax assets and liabilities. A valuation allowance is established against the related deferred tax assets to the extent that it is not more likely than not that the future benefits will be realized. Reserves are recorded for estimated exposures associated with the Company’s tax filing positions, which are subject to periodic audits by governmental tax authorities. The Company considers the undistributed earnings of its foreign subsidiaries to be permanently invested, so no U.S. taxes have been provided for those earnings. See Note 5 for disclosures related to income taxes.

Recently Issued Accounting Standards - Significant developments in accounting rules are discussed below.

See above for a discussion regarding the adoption of FAS 123(R), “Share-Based Payment,” which resulted in $5.0 of additional compensation expense for the year ended September 30, 2006, reducing net earnings by approximately $3.2 million ($.11 per share).

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” which will be effective as of the beginning of Ralcorp’s 2008 fiscal year. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. At this time, the Company has not completed its review and assessment of the impact of the adoption of this Interpretation.

In September 2006, the Financial Accounting Standards Board issued FAS 157, “Fair Value Measurements,” which will be effective as of the beginning of Ralcorp’s 2009 fiscal year. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. At this time, the Company has not completed its review and assessment of the impact of the adoption of this Statement.

In September 2006, the Financial Accounting Standards Board issued FAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” an amendment of FASB Statements No. 87, 88, 106, and 132(R), which will be effective as of the end of Ralcorp’s 2007 fiscal year. This statement requires an entity to recognize the funded status of its defined benefit pension plans and other postretirement benefit plans on the balance sheet and to recognize changes in the funded status that arise during the period but are not recognized as components of net periodic benefit cost within other comprehensive income, net of income taxes. FAS 158 also requires measurement of the defined benefit plan assets and obligations as of the balance sheet date. At this time, the Company has not completed its review and assessment of the impact of the adoption of this Statement.

In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," (SAB 108) in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the "roll-over" method (which focuses primarily on the impact of a misstatement on the income statement and can lead to the accumulation of misstatements in the balance sheet) and the "iron curtain" method (which focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement). SAB 108 established an approach that requires quantification of financial statement misstatements based on the their effects on each of the company's financial statements and the related financial statement disclosures. This model is commonly referred to as a "dual approach" because it requires quantification of errors under both the iron curtain and the roll-over methods. Ralcorp is required to adopt SAB 108 in connection with the preparation of its financial statements for the quarter ending December 31, 2006. The Company does not expect the adoption of this Bulletin to have a significant impact on its financial statements.

Reclassifications - Certain prior years’ amounts have been reclassified to conform to the current year’s presentation.

NOTE 2 - ACQUISITIONS AND GOODWILL

Each of the following acquisitions was accounted for using the purchase method of accounting, whereby the results of operations of each of the following acquisitions are included in the consolidated statements of earnings from the date of acquisition. The purchase price, including costs of acquisition, was allocated to acquired assets and liabilities based on their estimated fair values at the date of acquisition, and any excess was allocated to goodwill, as shown in the following table. For the fiscal 2006 acquisitions (Western Waffles and Parco), the allocation is subject to change pending the completion of a detailed analysis of deferred tax assets and liabilities.

	Western Waffles	Parco	Medallion	Bakery Chef	C2B
Cash	$1.1	$-	$2.1	$.1	$-
Receivables	5.7	2.2	5.8	13.8	4.3
Inventories	3.7	3.7	2.0	10.0	1.8
Other current assets	.5	.1	.1	1.2	.1
Property	33.2	7.9	18.5	55.3	17.6
Goodwill	33.9	11.3	45.8	184.3	4.7
Other intangible assets	24.0	4.2	33.1	75.3	-
Other assets	-	1.9	-	-	-
Total assets acquired	102.1	31.3	107.4	340.0	28.5
Accounts payable	(5.0)	(3.0)	(2.2)	(10.6)	(2.9)
Other current liabilities	(4.1)	(3.6)	(3.1)	(5.2)	(1.7)
Other liabilities	(6.5)	-	-	(34.9)	-
Total liabilities assumed	(15.6)	(6.6)	(5.3)	(50.7)	(4.6)
Net assets acquired	$86.5	$24.7	$102.1	$289.3	$23.9

Fiscal 2006

On November 15, 2005, the Company completed the purchase of Western Waffles, Ltd., a Canadian manufacturer of private label frozen griddle products with three manufacturing facilities, approximately 370 employees, and annual net sales of approximately $75. The Western Waffles business complements the product offerings of Ralcorp’s Bakery Chef business (which includes a variety of frozen griddle products sold primarily in the foodservice channel) and launches Ralcorp into the private label frozen griddle products category. The Western Waffles business is reported as part of the Frozen Bakery Products segment. The assigned goodwill is not deductible for tax purposes. The allocation included $24.0 of customer relationships subject to amortization over an estimated amortization period of approximately 15 years.

On February 7, 2006, the Company completed the purchase of Parco Foods, L.L.C., a manufacturer of high quality cookies for sale primarily in the in-store bakery channel. Parco Foods had net sales of approximately $50 for the year ended December 25, 2005. The Parco business is reported as part of Ralcorp’s Frozen Bakery Products segment and enhances the segment’s existing in-store bakery cookie offerings. The assigned goodwill is deductible for tax purposes. The allocation included $3.0 of customer relationships and $1.2 for a trademark, subject to amortization over an estimated amortization period of approximately 10 years.

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

Pro Forma Information

The following unaudited pro forma information shows Ralcorp’s results of operations as if the fiscal 2006 and 2005 business combinations had been completed as of the beginning of each period presented. These pro forma results may not necessarily reflect the actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations.

	2006	2005
Net sales	$1,884.0	$1,835.3
Net earnings	68.7	73.0
Basic earnings per share	2.47	2.46
Diluted earnings per share	2.43	2.39

Goodwill

The changes in the carrying amount of goodwill by reportable segment (see Note 19) were as follows:

	Cereals, Crackers & Cookies	Dressings, Syrups, Jellies & Sauces	Snack Nuts & Candy	Frozen Bakery Products	Total
Balance, September 30, 2004	$39.1	$38.8	$54.4	$234.8	$367.1
Goodwill acquired	45.8	-	-	-	45.8
Purchase price allocation adjustment	-	-	.1	(.5)	(.4)
Balance, September 30, 2005	$84.9	$38.8	$54.5	$234.3	$412.5
Goodwill acquired	-	-	-	45.2	45.2
Currency translation adjustment	-	-	-	2.3	2.3
Balance, September 30, 2006	$84.9	$38.8	$54.5	$281.8	$460.0

NOTE 3 - RESTRUCTURING CHARGES

In fiscal 2005, the Company announced plans to close its plant in City of Industry, CA, and transfer much of the production to other facilities within the Dressings, Syrups, Jellies & Sauces segment. This project, which included the termination of 65 employees, was substantially complete by the end of the fiscal year. In addition to employee termination benefits, charges for this project included costs to clean up the facility, a charge to write off remaining inventories, and a $.1 accrual of the remaining lease payment obligations. Additional expenses of $.1 were incurred in fiscal 2006.

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

Other than the lease obligations recorded as described above, there were no restructuring reserves at September 30, 2006 or 2005. The following table details the amounts included in “Restructuring charges” for fiscal 2006, 2005, and 2004, along with the corresponding cumulative charges for these restructuring projects through September 30, 2006. No significant future charges are expected for any of these projects.

	2006	2005	2004	Cumulative
City of Industry - Employee termination benefits	$-	$.6	$-	$.6
City of Industry - Other associated charges	.1	.6	-	.7
Kansas City - Write-down of property to be sold	-	.6	-	.6
Kansas City - Employee termination benefits	-	-	.4	.4
Kansas City - Other associated charges	-	.4	.2	.6
ISB - Removal and relocation of equipment	-	-	.7	2.0
ISB - Operating lease termination costs	-	.5	.2	1.9
ISB - Write-off of abandoned property	-	-	.9	1.1
ISB - Employee termination benefits	-	-	-	.2
	$.1	$2.7	$2.4	$8.1

NOTE 4 - LITIGATION SETTLEMENT INCOME

The Company received payments in settlement of legal claims in fiscal 2005 and 2004. Most of these claims related to antitrust litigation. These payments are shown net of related expenses as “Litigation settlement income” on the statements of earnings.

NOTE 5 - INCOME TAXES

The provision for income taxes consisted of the following:
	2006	2005	2004
Current:
Federal	$25.9	$31.1	$29.8
State	1.9	3.5	3.0
Foreign	(.6)	-	-
	27.2	34.6	32.8
Deferred:
Federal	1.9	2.3	4.1
State	(1.4)	(.3)	.3
Foreign	2.2	-	-
	2.7	2.0	4.4
Income taxes	29.9	36.6	37.2
Deferred income taxes on equity earnings (federal)	3.8	2.4	.2
Total provision for income taxes	$33.7	$39.0	$37.4

A reconciliation of income taxes with amounts computed at the statutory federal rate follows:

	2006	2005	2004
Computed tax at federal statutory rate (35%)	$35.7	$38.6	$35.9
State income taxes, net of federal tax benefit	.3	2.1	2.1
Domestic production activities deduction	(.9)	-	-
Other, net (none in excess of 5% of computed tax)	(1.4)	(1.7)	(.6)
	$33.7	$39.0	$37.4

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets (liabilities) were as follows:

	September 30, 2006			September 30, 2005
	Assets	Liabilities	Net	Assets	Liabilities	Net
Current:
Accrued liabilities	$4.7	$-	$4.7	$4.7	$-	$4.7
Inventories	.4	-	.4	1.3	-	1.3
Other items	.6	-	.6	.7	-	.7
	5.7	-	5.7	6.7	-	6.7
Noncurrent:
Property	-	(45.2)	(45.2)	-	(42.8)	(42.8)
Intangible assets	-	(38.5)	(38.5)	-	(32.4)	(32.4)
Equity investment in Vail	-	(27.8)	(27.8)	-	(24.2)	(24.2)
Pension	6.1	-	6.1	18.4	-	18.4
Other postretirement benefits	6.7	-	6.7	6.3	-	6.3
Deferred compensation	8.0	-	8.0	7.3	-	7.3
Insurance reserves	4.6	-	4.6	6.3	-	6.3
State NOL and tax credit carryforwards	2.6	-	2.6	2.0	-	2.0
Other items	4.4	-	4.4	-	(.1)	(.1)
	32.4	(111.5)	(79.1)	40.3	(99.5)	(59.2)
Total deferred taxes	38.1	(111.5)	(73.4)	47.0	(99.5)	(52.5)
Valuation allowance	(2.2)	-	(2.2)	(2.0)	-	(2.0)
Net deferred taxes	$35.9	$(111.5)	$(75.6)	$45.0	$(99.5)	$(54.5)

As of September 30, 2006, the Company had state operating loss carryforwards totaling approximately $17.4, of which approximately $.1 will expire in 2010 and the remainder will expire in 2016 through 2025. As of September 30, 2006, the Company had state tax credit carryforwards totaling approximately $2.9, of which approximately $2.0 have no expiration date and the remainder will expire in 2015 through 2017. Due to the uncertainty of the realization of certain tax carryforwards (specifically due to a lack of evidence that sufficient taxable income will be generated in certain states), the Company carried a valuation allowance against these carryforward benefits in the amount of $1.9 as of September 30, 2006 ($2.0 as of September 30, 2005), which is management’s estimate of the amount of deferred tax assets that are not more likely than not to be realized.

As of September 30, 2006, no provision for income taxes was made for approximately $3.4 of the cumulative undistributed earnings of the Company’s Canadian subsidiaries (other than $.3 of Canadian withholding taxes paid). Those earnings are not taxable in Canada (except for the 10% withholding tax required by treaty) and would become taxable in the U.S. only to the extent that they are repatriated in the future. Since the Company considers the undistributed earnings to be permanently invested in Canada, the related deferred tax liability (which is estimated to be between $1.0 and $1.5) has not been recorded and a valuation allowance of $.3 was established in fiscal 2006 against the foreign tax credit for the Canadian withholding taxes paid.

NOTE 6 - EQUITY INVESTMENT IN VAIL RESORTS, INC.

On January 3, 1997, the Company sold its ski resorts holdings (Resort Operations) to Vail Resorts, Inc. (Vail) in exchange for 7,554,406 shares of Vail common stock (NYSE:MTN). At the date of the exchange, the Company’s equity interest in the underlying net assets of Vail exceeded the net book value of the net assets contributed by the Company to Vail by $37.5. This excess is being amortized ratably to the investment in Vail over 20 years. The unamortized excess was $19.2 and $21.1 as of September 30, 2006 and 2005, respectively. The amount of retained earnings that represents undistributed earnings of Vail was $26.1 and $19.1 as of September 30, 2006 and 2005, respectively.

On October 5, 2004, the Company entered into a Termination Agreement by and among Vail Resorts, Inc., the Company, and Apollo Ski Partners, L.P. In accordance with the Termination Agreement, the parties agreed to terminate the Shareholder Agreement dated as of January 3, 1997, as amended, by and among Vail, the Company, and Apollo, prior to its anticipated termination at the end of October or early November of 2004. Pursuant to the Termination Agreement, the Company’s registration rights under the Shareholder Agreement survived for eighteen months from the date of the Termination Agreement (April 2006). The Company now may request that Vail register a portion or all of its shares. In addition, the Company is free to sell some or all of its shares in one or more private sales or through Rule 144 of the 1933 Securities Act.

On March 21, 2006, the Company sold 100,000 of its shares of Vail Resorts for a total of $3.8 million. The shares had a carrying value of $1.2 million, so the transaction resulted in a $2.6 million gain. As of September 30, 2006, 7,454,406 shares of Vail Resorts were still held by the Company but 3,750,100 shares were subject to forward sale contracts, as discussed in Note 7. As of September 30, 2006 and 2005, respectively, the carrying values of the Company’s investment in Vail were $97.2 and $87.6 and the corresponding market values were $298.3 and $217.2.

Vail’s fiscal year ends July 31, so the Company reports equity earnings on a two-month time lag. The Company’s ownership percentages were 19.1% and 20.6% as of July 31, 2006 and 2005, respectively. Presently, two of the Company’s directors (Messrs. Stiritz and Micheletto) serve as directors of Vail; however, the Company is not guaranteed representation on Vail’s board of directors.

Vail’s summarized financial information follows:

	Year Ended July 31, 2006	Year Ended July 31, 2005	Year Ended July 31, 2004
Net revenues	$838.9	$810.0	$726.6
Total operating expenses	733.6	721.7	644.8
Income from operations	$105.3	$88.3	$81.8
Net income (loss)	$45.8	$23.1	$(6.0)

	July 31, 2006	July 31, 2005
Current assets	$326.0	$282.9
Noncurrent assets	1,361.7	1,243.0
Total assets	$1,687.7	$1,525.9
Current liabilities	$254.2	$224.4
Noncurrent liabilities	758.1	731.3
Minority interest	32.6	29.7
Stockholders' equity	642.8	540.5
Total liabilities and stockholders' equity	$1,687.7	$1,525.9

NOTE 7 - FORWARD SALE CONTRACTS

During the quarter ended December 31, 2005, Ralcorp entered into a forward sale contract relating to 1.78 million shares of its Vail common stock. Under the contract, at the maturity dates (half on November 21, 2008 and half on November 22, 2010) the Company can deliver a variable number of shares of Vail stock (or cash) to the counterparty. During the quarter ended June 30, 2006, the Company entered into a similar agreement relating to 1.97 million additional shares of its Vail common stock, with maturity dates of November 18, 2009 and November 16, 2011. The calculation of the number of shares ultimately delivered will depend on the price of Vail shares at settlement and includes a price collar. Ralcorp received $50.5 and $60.0, respectively, under the discounted advance payment feature of the contracts. Amortization of the corresponding $11.0 and $15.5 discounts is included in “Interest expense, net” on the statement of earnings. At September 30, 2006, the fair value of the contracts was $124.0, included in “Other Liabilities” on the balance sheet. Because Ralcorp accounts for its investment in Vail Resorts using the equity method, these contracts, which are intended to hedge the future sale of those shares, are not eligible for hedge accounting. Therefore, any gains or losses on the contracts are immediately recognized in earnings.

NOTE 8 - EARNINGS PER SHARE

The following schedule shows common stock options and stock appreciation rights (SARs) which were outstanding and could potentially dilute basic earnings per share in the future but which were not included in the computation of diluted earnings per share for the periods indicated because to do so would have been antidilutive. See Note 18 for more information about outstanding options and SARs.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2006
Stock options at $34.73 per share	25,701	25,701	25,701	-
Stock options at $35.31 per share	10,281	10,281	10,281	10,281
Stock options at $45.25 per share	161,000	161,000	157,000	152,000
Stock options at $42.00 per share	25,000	25,000	25,000	25,000
Stock options at $48.99 per share	-	-	-	25,000
SARs at $42.00 per share	400,000	400,000	395,000	392,500
SARs at $48.99 per share	-	-	-	435,000

Fiscal 2005
Stock options at $45.25 per share	-	163,000	163,000	161,000
SARs at $42.00 per share	-	-	-	400,000

Fiscal 2004
Stock options at $29.85 per share	22,500	-	-	-
Stock options at $32.30 per share	-	394,000	-	-

NOTE 9 - SUPPLEMENTAL EARNINGS STATEMENT AND CASH FLOW INFORMATION

	2006	2005	2004
Repair and maintenance expenses	$49.2	$46.6	$46.1
Advertising and promotion expenses	12.5	12.2	11.3
Research and development expenses	8.4	7.5	7.2
Interest paid	23.2	17.1	9.7
Income taxes paid, net of refunds	29.6	23.7	25.9
Income tax benefit of stock options exercised	4.5	7.2	1.8

NOTE 10 - SUPPLEMENTAL BALANCE SHEET INFORMATION

	September 30,
	2006	2005
Receivables, net
Trade	$46.4	$27.7
Other	20.8	3.4
	67.2	31.1
Allowance for doubtful accounts	(.4)	(.3)
	$66.8	$30.8
Inventories
Raw materials and supplies	$81.9	$79.1
Finished products	117.2	105.4
	199.1	184.5
Allowance for obsolete inventory	(3.1)	(3.0)
	$196.0	$181.5
Other Current Liabilities
Compensation	$20.3	$18.0
Advertising and promotion	15.0	15.8
Dividends payable	.1	.1
Other items	26.1	25.6
	$61.5	$59.5
Other Liabilities
Pension	$17.8	$42.8
Other postretirement benefits	18.2	17.5
Forward sale contracts	124.0	-
Other items	40.2	36.3
	$200.2	$96.6

NOTE 11 - SALE OF RECEIVABLES

To reduce its long-term debt, on September 24, 2001 the Company entered into an agreement to sell, on an ongoing basis, all of its trade accounts receivable to a wholly owned, bankruptcy-remote subsidiary named Ralcorp Receivables Corporation (RRC). The accounts receivable of the Frozen Bakery Products segment and the recently acquired Medallion business have not been incorporated into the sale agreement and are not currently being sold to RRC. RRC can then sell up to $66.0 of ownership interests in qualifying receivables to a bank commercial paper conduit, which issues commercial paper to investors. Ralcorp continues to service the receivables as agent for RRC and the bank conduit. RRC is a qualifying special purpose entity under FAS 140, and the sale of Ralcorp receivables to RRC is considered a true sale for accounting, tax, and legal purposes. Therefore, the trade receivables sold and the related commercial paper borrowings are not recorded on Ralcorp’s consolidated balance sheets. However, the Company’s consolidated balance sheets do reflect an investment in RRC that in substance represents a subordinated retained interest in the trade receivables sold. As of September 30, 2006, the outstanding balance of receivables (net of an allowance for doubtful accounts) sold to RRC was $93.3 and the Company elected not to sell any to the conduit, resulting in a subordinated retained interest of $93.3 reflected on the Company’s consolidated balance sheet as an “Investment in Ralcorp Receivables Corporation.” As of September 30, 2005, net receivables sold to RRC $91.5 and proceeds received were $49.0, resulting in a retained interest of $42.5. Discounts related to the sale of receivables to the conduit totaled $.8 and $1.1 the years ended September 30, 2006 and September 30, 2005 respectively, and are included on the statements of earnings in selling, general and administrative expenses. Unless extended, the agreement will terminate in October 2007.

NOTE 12 - ALLOWANCES FOR DOUBTFUL ACCOUNTS AND OBSOLETE INVENTORY

	2006	2005	2004
Allowance for Doubtful Accounts
Balance, beginning of year	$.3	$.3	$-
Provision charged to expense	(.7)	1.2	1.5
Write-offs, less recoveries	.5	(1.2)	(1.0)
Acquisitions	-	-	.2
Transfers to Ralcorp Receivables Corporation	.3	-	(.4)
Balance, end of year	$.4	$.3	$.3

Allowance for Obsolete Inventory
Balance, beginning of year	$3.0	$2.6	$2.5
Provision charged to expense	5.2	5.1	4.0
Write-offs of inventory	(5.6)	(4.8)	(4.0)
Acquisitions	.5	.1	.1
Balance, end of year	$3.1	$3.0	$2.6

NOTE 13 - DERIVATIVES AND OTHER FINANCIAL INSTRUMENTS

Fair Values

The carrying amounts reported on the consolidated balance sheets for cash and cash equivalents, receivables and accounts payable approximate fair value because of the short maturities of these financial instruments. The carrying amount of the Company’s variable rate long-term debt (see Note 14) approximates fair value because the interest rates are adjusted to market frequently. Based on the discounted amount of future cash flows, using Ralcorp’s incremental rate of borrowing for similar debt, the Company’s fixed rate debt (which had a carrying amount of $445.0 and $270.0 as of September 30, 2006 and 2005, respectively) had an estimated fair value of $451.9 and $269.5 as of September 30, 2006 and 2005, respectively. The Company’s derivative financial instruments, which are used for the purpose of hedging commodity, interest rate, and foreign currency exposures in the normal course of business (see below), or for the purpose of hedging the market risk related to the Company’s investment in Vail Resorts (see Note 7), are carried on the consolidated balance sheets at their estimated fair values.

Concentration of Credit Risk

The Company’s primary concentration of credit risk is related to certain trade accounts receivable due from several highly leveraged or “at risk” customers. At September 30, 2006 and 2005, the amount of such receivables was immaterial. Consideration was given to the economic status of these customers when determining the appropriate allowance for doubtful accounts and the fair value of the Company’s subordinated retained interest in accounts receivable (see Note 11).

Hedging Activities

During fiscal 2006, activities qualifying for hedge accounting consisted of cash flow hedges on ingredient, packaging, and fuel purchases (options, futures, and swaps); variable interest payments (interest rate swap); and receipts of foreign currency-denominated accounts receivable (foreign exchange forwards). Hedge gains (net of hedge losses) totaling $5.1 were deferred into accumulated other comprehensive income, $2.4 of net gains was reclassified into earnings, and net gains of $.3 representing ineffectiveness were recorded in earnings as incurred.

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

During fiscal 2004, hedging activities consisted only of cash flow hedges on ingredient and packaging purchases. Hedge gains (net of hedge losses) totaling $4.8 were deferred into accumulated other comprehensive income, $11.3 was reclassified into earnings, and $.1 of ineffectiveness was recorded in earnings as incurred.

NOTE 14 - LONG-TERM DEBT

Long-term debt consisted of the following at September 30:

	2006		2005
	Balance	Interest	Balance	Interest
	Outstanding	Rate	Outstanding	Rate
Floating Rate Senior Notes, Series A	$-	n/a	$100.0	4.67%
Fixed Rate Senior Notes, Series B	145.0	4.24%	145.0	4.24%
Fixed Rate Senior Notes, Series C	50.0	5.43%	50.0	5.43%
Fixed Rate Senior Notes, Series D	75.0	4.76%	75.0	4.76%
Fixed Rate Senior Notes, Series E	100.0	5.57%	-	n/a
Fixed Rate Senior Notes, Series F	75.0	5.43%	-	n/a
Floating Rate Senior Notes, Series G	50.0	5.85%	-	n/a
Floating Rate Senior Notes, Series H	50.0	5.85%	-	n/a
Industrial Development Revenue Bond	5.6	3.77%	5.6	2.66%
$150 Revolving Credit Agreement	-	n/a	40.0	4.61%
Uncommitted credit arrangements	1.8	6.19%	6.4	4.69%
Other	.2	Various	-	n/a
	$552.6		$422.0

On May 22, 2003, the Company issued Floating Rate Senior Notes, Series A, in the amount of $150.0, and on November 22, 2004, $50.0 was repaid. Borrowings under this private placement debt financing incurred interest at a rate of 3-month LIBOR plus 0.85%, adjusted quarterly, with interest payable quarterly in arrears. In December 2004, the interest rate on the remaining $100.0 was effectively fixed at 4.76% through December 2009 with an interest rate swap contract. Under the terms of the swap, the Company pays interest at a 3.91% fixed rate and receives interest at 3-month LIBOR. The interest received offsets the variable portion of interest incurred on the Floating Rate Senior Notes. On February 22, 2006, the balance of Series A was repaid and the swap was applied to Series G and Series H (discussed below).

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

On February 22, 2006, the Company issued Floating Rate Senior Notes, Series G and Series H, totaling $100.0. The proceeds from this private placement debt were used to repay the Floating Rate Senior Notes, Series A. Borrowings under Series G and Series H incur interest at a rate of 3-month LIBOR plus 0.45%, adjusted quarterly, and mature on February 22, 2011.

The above note agreements are unsecured but contain certain representations, warranties, covenants, and conditions customary to agreements of this nature. The covenants include requirements that “Total Debt” not exceed 3.5 times “Adjusted EBITDA” and that “Consolidated Adjusted Net Worth” remain above a certain minimum amount (each term as defined in the note agreements). However, if the Company elects to pay additional interest, its ratio of “Total Debt” to “Adjusted EBITDA” may exceed the 3.5 to 1.0 limit, but be no greater than 4.0 to 1.0, for a period not to exceed 12 consecutive months. If these covenants are violated and cannot be remedied within the 30 days allowed, the noteholders may choose to declare any outstanding notes to be immediately due and payable.

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

The Company has entered into uncommitted credit arrangements with banks that totaled $15.0 as of September 30, 2006. Borrowings under these arrangements typically have terms of less than a week. The amounts outstanding under these arrangements at September 30, 2006 matured October 1, 2006. Based upon management’s intent and ability to refinance these amounts on a long-term basis, they were classified as long-term.

As of September 30, 2006, aggregate maturities of long-term debt are as follows: $30.8 in fiscal 2007, $39.7 in fiscal 2008, $39.7 in fiscal 2009, $45.3 in fiscal 2010, $139.7 in fiscal 2011, and $257.2 thereafter. Also as of September 30, 2006, $19.9 in letters of credit and surety bonds were outstanding with various financial institutions, principally related to self-insurance requirements.

NOTE 15 - COMMITMENTS AND CONTINGENCIES

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

Lease Commitments

Future minimum rental payments under noncancelable operating leases in effect as of September 30, 2006 were $8.4, $7.6, $6.5, $5.5, $5.1, and $16.4 for fiscal 2007, 2008, 2009, 2010, 2011, and thereafter, respectively.

Rent expense for all operating leases was $11.2, $11.4, and $11.9 in fiscal 2006, 2005, and 2004, respectively, net of sublease income of $.1, $.8, and $.6 in fiscal 2006, 2005, and 2004, respectively.

Container Supply Agreement

During fiscal 2002, the Company entered into a ten-year agreement to purchase certain containers from a single supplier. It is believed that the agreement was related to the supplier’s financing arrangements regarding the container facility. The Company’s total purchases under the agreement were $23.7 in fiscal 2006, $15.8 in fiscal 2005, and $14.6 in fiscal 2004. Generally, to avoid a shortfall payment requirement, the Company must purchase approximately 331 million additional containers by the end of the ten-year term. The minimum future payment obligation cannot be determined at this time, but is currently estimated at $2.4.

Other Contingencies

In connection with the sale of the Company’s Resort Operations in 1997, Vail assumed the obligation to repay, when due, certain indebtedness of Resort Operations consisting of the following: Series 1990 Sports Facilities Refunding Revenue Bonds in the aggregate principal amount of $19.0, maturing in installments in 2006 and 2008, bearing an interest rate of 7.75% for bonds maturing in fiscal 2007 and 7.875% for bonds maturing in fiscal 2009; and Series 1991 Sports Facilities Refunding Revenue Bonds in the aggregate principal amount of $1.5, bearing interest at 7.375% and maturing in 2011 (collectively, “Resort Operations Debt”). The Resort Operations Debt is guaranteed by Ralston Purina Company (Ralston). Pursuant to an Agreement and Plan of Reorganization signed when the Company was spun-off from Ralston in 1994, the Company agreed to indemnify Ralston for any liabilities associated with the guarantees. To facilitate the sale of the Company’s branded cereal business to General Mills in 1997, General Mills acquired the legal entity originally obligated to so indemnify Ralston. Pursuant to the Reorganization Agreement with General Mills, however, the Company has agreed to indemnify General Mills for any liabilities it may incur with respect to indemnifying Ralston relating to aforementioned guarantees. Presently, management believes there is not a significant likelihood that Vail will default on its repayment obligations with respect to the Resort Operations Debt.

NOTE 16 - PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company sponsors qualified and supplemental noncontributory defined benefit pension plans and other postretirement benefit plans for certain of its employees. The Company uses the fiscal year end as the measurement date for the plans. The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets over the two-year period ending September 30, 2006, and a statement of the funded status as of September 30 of both years.

	Pension Benefits		Other Benefits
	2006	2005	2006	2005

Change in benefit obligation
Benefit obligation at beginning of year	$188.0	$170.0	$30.2	$24.3
Service cost	2.4	2.3	.2	.1
Interest cost	10.5	9.6	1.6	1.3
Actuarial (gain) loss	(.5)	13.8	(8.3)	6.0
Curtailment gain	-	(.2)	-	-
Benefit payments	(9.2)	(7.5)	(1.8)	(1.5)
Benefit obligation at end of year	$191.2	$188.0	$21.9	$30.2

Change in fair value of plan assets
Fair value of plan assets at beginning of year	$139.6	$121.2	$-	$-
Actual return on plan assets	13.2	15.3	-	-
Employer contributions	25.6	10.6	1.8	1.5
Benefit payments	(9.2)	(7.5)	(1.8)	(1.5)
Fair value of plan assets at end of year	$169.2	$139.6	$-	$-

Funded status	$(22.1)	$(48.4)	$(21.9)	$(30.2)
Unrecognized net actuarial loss	53.4	59.4	3.8	12.8
Unrecognized prior service cost	-	-	(.1)	(.1)
Net amount recognized	$31.3	$11.0	$(18.2)	$(17.5)

Amounts recognized
Accrued benefit liability	$(17.8)	$(42.8)	$(18.2)	$(17.5)
Accumulated other comprehensive loss	49.1	53.8	-	-
Net amount recognized	$31.3	$11.0	$(18.2)	$(17.5)

Weighted-average assumptions used to determine benefit obligation
Discount rate	5.95%	5.70%	5.95%	5.70%
Rate of compensation increase	3.50%	3.50%	3.50%	3.50%

For September 30, 2006 measurement purposes, the assumed annual rate of increase in the future per capita cost of covered health care benefits was 8% for 2007, declining gradually to an ultimate rate of 5% for 2010 and beyond. For September 30, 2005 measurement purposes, the assumed annual rate of increase in the future per capita cost of covered health care benefits was 9% for 2006, declining gradually to an ultimate rate of 5% for 2010 and beyond. A 1% change in assumed health care cost trend rates would result in a corresponding change in the accumulated postretirement benefit obligation at September 30, 2006 of approximately $1.6 and in the total service and interest cost components for fiscal 2006 of approximately $.1.

All plans had an accumulated benefit obligation in excess of plan assets. The aggregate accumulated benefit obligation for pension plans was $186.9 at September 30, 2006, and $182.3 at September 30, 2005.

Expected future benefit payments and related federal subsidy receipts (Medicare Part D) in the next ten years are as follows:

	2007	2008	2009	2010	2011	2012- 2016
Pension benefits	$8.5	$8.3	$8.8	$9.1	$10.4	$63.5
Other benefits	1.5	1.5	1.5	1.6	1.6	8.6
Subsidy receipts	(.1)	(.1)	(.1)	(.2)	(.2)	(.9)

Other than those made as benefit payments in unfunded plans, no contributions are currently expected to be paid to the plans during fiscal 2007.

The following table provides the components of net periodic benefit cost for the plans.

	Pension Benefits			Other Benefits
	2006	2005	2004	2006	2005	2004
Service cost	$2.4	$2.3	$3.3	$.2	$.1	$.1
Interest cost	10.5	9.6	8.8	1.6	1.3	1.7
Expected return on plan assets	(12.2)	(11.6)	(11.9)	-	-	-
Amortization of:
Net loss	4.6	2.6	.4	.7	.4	.8
Transition asset	-	(.1)	-	-	-	-
Net periodic benefit cost	$5.3	$2.8	$.6	$2.5	$1.8	$2.6

Weighted-average assumptions used to determine net benefit cost
Discount rate	5.70%	6.00%	6.00%	5.70%	6.00%	6.00%
Rate of compensation increase	3.50%	3.50%	4.75%	3.50%	3.50%	4.75%
Expected return on plan assets	9.00%	9.00%	9.00%	n/a	n/a	n/a

The expected return on pension plan assets was determined based on historical and expected future returns of the various asset classes, using the target allocation. The broad target allocations are 70% equity securities (comprised of 56% U.S. equities and 14% foreign equities) and 30% debt securities. At September 30, 2006, equity securities were 70.9% and debt securities were 29.1% of the fair value of total plan assets, over 99% of which was invested in passive index funds. At September 30, 2005, equity securities were 70.0% and debt securities were 30.0%. The allocation guidelines were established based on the Company’s determination of the appropriate risk posture and long-term objectives.

In addition to the defined benefit plans described above, Ralcorp sponsors defined contribution [401(k)] plans under which it makes matching and profit sharing contributions. The costs of these plans were $6.0, $5.9, and $5.3 for the years ended September 30, 2006, 2005, and 2004, respectively. The Company contributed $1.1, $1.0, and $1.0 to multiemployer pension plans in the years ended September 30, 2006, 2005, and 2004, respectively.

NOTE 17 - SHAREHOLDERS’ EQUITY

During the last three days of fiscal 2005, the Company repurchased 24,700 shares of its common stock on the open market at a total cost of $1.0, but the trades were not settled until the first three business days of fiscal 2006. Those stock repurchases were not reflected in the Company’s financial statements as of and for the year ended September 30, 2005, but were reflected in fiscal 2006.

The Company has not issued any shares of preferred stock. The terms of any series of preferred stock (including but not limited to the dividend rate, voting rights, convertibility into other Company securities, and redemption) may be set by the Company’s Board of Directors.

At September 30, 2006, accumulated other comprehensive loss included $31.2 in net minimum pension liability adjustments after taxes, partially offset by a $3.6 net gain on cash flow hedging instruments after taxes and a $3.9 foreign currency translation adjustment after taxes. At September 30, 2005, the respective amounts were $34.6, $1.9, and zero.

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

NOTE 18 - STOCK-BASED COMPENSATION PLANS

On January 31, 2002, the Company’s shareholders adopted the 2002 Incentive Stock Plan (Plan), which reserves shares to be used for various stock-based compensation awards and replaces the 1997 Incentive Stock Plan. The Plan provides that eligible employees may receive stock option awards and other stock awards payable in whole or part by the issuance of stock. At September 30, 2006, 713,156 shares were available for future awards under the Plan, excluding the potential reduction due to future exercises of stock appreciation rights or to future distributions from deferred compensation plans (discussed herein).

Total compensation cost for share-based payment arrangements recognized as of September 30, 2006 was $5.7, and the related recognized deferred tax benefit was $2.0. As of September 30, 2006, the total compensation cost related to nonvested awards not yet recognized was $18.8, which is expected to be recognized over a weighted average period of 2.1 years.

Stock Options

Changes in nonqualified stock options outstanding are summarized in the following table. Most of the options are exercisable beginning from three to nine years after date of grant and have a maximum term of ten years.

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2005	2,160,089	$23.35
Granted	25,000	48.99
Exercised	(456,986)	16.22
Forfeited	(7,598)	37.17
Outstanding at September 30, 2006	1,720,505	25.56	5.7 years	$39.0
Exercisable at September 30, 2006	408,706	19.79	4.3 years	11.6

The fair value of each option was estimated on the date of grant using the Black-Scholes valuation model, which uses assumptions of expected option life (term), expected stock price volatility, risk-free interest rate, and expected dividends. The expected option life, or expected term, is estimated based on the award’s vesting period and contractual term, along with historical exercise behavior on similar awards. Expected volatilities are based on historical volatility trends and other factors. The risk-free rate is the interpolated grant date U.S. Treasury rate for a term equal to the expected option life. The weighted average assumptions and fair values for options granted each year were as follows:

	2006	2005	2004
Expected option life	7.70 yrs	5.73 yrs	7.17 yrs
Expected stock price volatility	23.50%	29.07%	34.75%
Risk-free interest rate	4.62%	3.84%	3.72%
Expected dividends	0%	0%	0%
Fair value (per share)	$ 18.49	$ 15.25	$ 14.41

The Company uses treasury shares to settle options exercised. The total intrinsic value of stock options exercised was $12.6, $19.8, and $4.9 in fiscal 2006, 2005, and 2004, respectively.

Stock Appreciation Rights

Information about the Company’s stock appreciation rights (SARs) is summarized in the following table. Upon exercise, the SAR holder will receive the number of shares of Ralcorp common stock equal in value to the difference between the exercise price and the fair market value at the date of exercise, less all applicable taxes. No SARs were exercisable at September 30, 2006.

	Stock Appreciation Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2005	400,000	$42.00
Granted	435,000	48.99
Exercised	(2,500)	42.00
Forfeited	(5,000)	42.00
Outstanding at September 30, 2006	827,500	45.67	9.5 years	$2.1

The fair value of each SAR was estimated on the date of grant using the Black-Scholes valuation model, as described under the heading “Stock Options” above. The weighted average assumptions and fair values for SARs granted each year were as follows:

	2006	2005
Expected term	6.00 yrs	6.00 yrs
Expected stock price volatility	23.50%	22.50%
Risk-free interest rate	4.58%	4.17%
Expected dividends	0%	0%
Fair value (per right)	$ 16.70	$ 13.55

The Company uses treasury shares to settle SARs exercised. The total intrinsic value of SARs exercised in fiscal 2006 was less than $.1. No SARs were exercised in previous years.

Restricted Stock Awards

Information about the Company’s restricted stock awards (nonvested stock) is summarized in the following table. Approximately 42,000 shares are scheduled to vest in each of fiscal 2011, 2012, and 2013, but would vest immediately in the event of retirement or involuntary termination (other than for cause). The grant date market value of each award is recorded as a reduction of shareholders’ equity and amortized on a straight-line basis over the expected vesting period. The total fair value of restricted stock awards that vested during fiscal 2006, 2005, and 2004 was zero, $.2, and zero, respectively.

	Number	Weighted Average Grant Date Fair Value
Nonvested at September 30, 2005	142,238	$35.40
Granted	8,749	47.71
Vested	-	-
Forfeited	-	-
Nonvested at September 30, 2006	150,987	36.11

Pro Forma Information

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

	2005	2004
Net earnings, as reported	$71.4	$65.1
Add: Stock-based employee compensation expense included in reported net earnings, net of related tax effects	.4	.1
Deduct: Total stock-based employee compensation expense determined under fair value based method, net of related tax effects	(2.9)	(3.4)
Pro forma net earnings	$68.9	$61.8

Earnings per share:
Basic - as reported	$2.41	$2.22
Basic - pro forma	$2.33	$2.11
Diluted - as reported	$2.34	$2.17
Diluted - pro forma	$2.26	$2.06

Deferred Compensation

The Incentive Stock Plan provides for deferred compensation plans for non-management directors and key employees, as well as an Executive Savings Investment Plan.

Under the Deferred Compensation Plan for Non-Management Directors, any non-management director may elect to defer, within certain limitations, his retainer and fees until retirement or other termination of his directorship. Deferrals may be made in Ralcorp common stock equivalents (Equity Option) or in cash under a number of funds operated by The Vanguard Group Inc. with a variety of investment strategies and objectives (Vanguard Funds). Deferrals in the Equity Option receive a 33 1/3% Company matching contribution that is fully vested. All distributions under this plan are paid in cash.

Under the Deferred Compensation Plan for Key Employees, eligible employees may elect to defer payment of all or a portion of their bonus until some later date. Deferrals may be made in the Equity Option or in the Vanguard Funds. Under this plan, deferrals into the Equity Option are distributed in Ralcorp stock, while deferrals into the Vanguard Funds are distributed in cash.

The Executive Savings Investment Plan allows eligible employees to defer up to 44% of their cash compensation. Once they have reached the legislated maximum annual pre-tax contribution to the Company’s Savings Investment Plan [401(k)] or their compensation exceeds the legislated maximum compensation that can be recognized under that plan, they are eligible to defer an additional 2% to 6% of their cash compensation, a portion of which receives a Company matching contribution that vests at a rate of 25% for each year of Company service. Deferrals may be made in the Equity Option or in the Vanguard Funds. Under this plan, deferrals into the Equity Option are distributed in Ralcorp stock, while deferrals into the Vanguard Funds are distributed in cash.

Matching contributions related to these deferred compensation plans resulted in additional compensation expense of approximately $.3, $.2, and $.2 for fiscal 2006, 2005, and 2004, respectively. Market adjustments to the liability and investment related to these plans resulted in pretax expense of $.7, $.7, and $.8 for fiscal 2006, 2005, and 2004, respectively.

NOTE 19 - SEGMENT INFORMATION

The Company’s operating segments offer different products and are generally managed separately. These operating segments have been aggregated to present the Company’s reportable segments - Cereals, Crackers & Cookies; Frozen Bakery Products; Dressings, Syrups, Jellies & Sauces; and Snack Nuts & Candy. The Company evaluates each segment’s performance based on its profit contribution, which is profit or loss from operations before income taxes, interest, certain costs related to restructuring activities, and other unallocated corporate income and expenses.

The accounting policies of the segments are the same as those described in Note 1. The Company’s revenues were primarily generated by sales within the United States; foreign sales were immaterial (less than 1% of total net sales). As of September 30, 2006, all of the net carrying value of the Company’s long-lived assets were located in the United States except for approximately $36.0 of property located in Canada. There were no material intersegment revenues (less than 1% of total net sales). In fiscal 2006, one customer accounted for $300.3, or approximately 16%, of total net sales. Each of the segments sells products to this major customer.

The table below presents information about reportable segments as of and for the years ended September 30. Note that “Additions to property and intangibles” excludes additions through business acquisitions (see Note 2).

	2006	2005	2004
Net sales
Ralston Foods	$452.3	$389.8	$348.6
Bremner	325.3	327.4	313.6
Cereals, Crackers & Cookies	777.6	717.2	662.2
Frozen Bakery Products	442.8	334.8	276.5
Dressings, Syrups, Jellies & Sauces	389.2	389.9	388.8
Snack Nuts & Candy	240.6	233.2	230.9
Total	$1,850.2	$1,675.1	$1,558.4
Profit contribution
Cereals, Crackers & Cookies	$77.6	$69.1	$68.7
Frozen Bakery Products	50.6	49.3	38.4
Dressings, Syrups, Jellies & Sauces	12.2	12.3	11.6
Snack Nuts & Candy	17.2	21.9	20.2
Total segment profit contribution	157.6	152.6	138.9
Interest expense, net	(28.1)	(16.5)	(13.1)
Loss on forward sale contracts	(9.8)	-	-
Gain on sale of securities	2.6	-	-
Restructuring charges	(.1)	(2.7)	(2.4)
Accelerated depreciation	(1.1)	(2.4)	(1.4)
Litigation settlement income	-	1.8	.9
Systems upgrades and conversions	(3.4)	(7.0)	(5.5)
Stock-based compensation expense	(5.7)	(.7)	(.2)
Other unallocated corporate expenses	(20.8)	(21.6)	(15.3)
Earnings before income taxes and equity earnings	$91.2	$103.5	$101.9
Additions to property and intangibles
Cereals, Crackers & Cookies	$26.6	$24.8	$27.0
Frozen Bakery Products	24.6	12.0	12.1
Dressings, Syrups, Jellies & Sauces	.8	4.7	5.0
Snack Nuts & Candy	3.5	3.7	2.7
Corporate	2.8	11.7	7.0
Total	$58.3	$56.9	$53.8
Depreciation and amortization
Cereals, Crackers & Cookies	$28.0	$24.0	$21.6
Frozen Bakery Products	21.8	15.1	11.6
Dressings, Syrups, Jellies & Sauces	8.5	8.7	8.8
Snack Nuts & Candy	3.1	2.7	2.4
Corporate	5.4	5.3	3.1
Total	$66.8	$55.8	$47.5
Assets, end of year
Cereals, Crackers & Cookies	$374.6	$370.9	$265.4
Frozen Bakery Products	600.1	447.2	446.0
Dressings, Syrups, Jellies & Sauces	146.3	150.5	162.9
Snack Nuts & Candy	107.8	114.8	107.0
Total segment assets	1,228.8	1,083.4	981.3
Investment in Ralcorp Receivables Corporation	93.3	42.5	98.0
Investment in Vail Resorts, Inc.	97.2	87.6	80.7
Other unallocated corporate assets	88.2	56.0	61.6
Total	$1,507.5	$1,269.5	$1,221.6

NOTE 20 - QUARTERLY FINANCIAL DATA (UNAUDITED)

The results for any single quarter are not necessarily indicative of the Company's results for any other quarter or the full year. Due to the Company's equity interest in Vail (see Note 6), which typically yields more than the entire year's equity income during the Company's second and third fiscal quarters, net earnings of the Company are seasonal. In addition, certain aspects of the Company’s operations (especially in the Snack Nuts & Candy segment, hot cereal portion of the Cereal, Crackers & Cookies segment, and in-store bakery portion of the Frozen Bakery Products segment) are somewhat seasonal with a higher percentage of sales and segment profit contribution expected to be recorded in the first and fourth fiscal quarters. Selected quarterly financial data is shown below. The gain (loss) on forward sale contracts, gain on sale of securities, restructuring charges, and litigation settlement income are unusual or infrequently occurring items and are described in Note 7, Note 6, Note 3, and Note 4, respectively.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Fiscal 2006
Net sales	$464.0	$438.7	$462.4	$485.1	$1,850.2
Gross profit	85.0	81.7	88.8	97.5	353.0
Gain (loss) on forward sale contracts	.8	(6.2)	3.7	(8.1)	(9.8)
Gain on sale of securities	-	2.6	-	-	2.6
Restructuring charges	-	-	-	(.1)	(.1)
Net earnings	9.7	13.9	30.2	14.5	68.3
Diluted earnings per share	.32	.48	1.12	.53	2.41
Market price per share - high	45.10	40.35	43.00	54.16	54.16
Market price per share - low	38.42	34.30	35.22	39.80	34.30

Fiscal 2005
Net sales	$440.1	$386.6	$406.5	$441.9	$1,675.1
Gross profit	88.6	77.1	80.4	89.9	336.0
Restructuring charges	(.1)	-	(1.5)	(1.1)	(2.7)
Litigation settlement income	-	-	1.7	.1	1.8
Net earnings	16.6	17.9	24.0	12.9	71.4
Diluted earnings per share	.55	.59	.79	.42	2.34
Market price per share - high	42.51	48.00	47.91	45.40	48.00
Market price per share - low	34.81	41.40	35.69	39.16	34.81

NOTE 21 - SUBSEQUENT EVENT
On November 10, 2006, the Company completed the acquisition of Cottage Bakery, Inc. for approximately $173 in cash (pending a net asset adjustment and additional acquisition costs). The transaction was financed primarily through borrowings under its existing $150 revolving credit facility. Cottage Bakery, a leading manufacturer of frozen par-baked breads and frozen dough sold in the retail and foodservice channels, operates one manufacturing facility in Lodi, California and employs approximately 690 people. For the year ended June 30, 2006, Cottage Bakery had gross sales of approximately $125 million. The acquired business will be reported within the Frozen Bakery Products segment.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Co-Chief Executive Officers and its Controller and Chief Accounting Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2006. Based upon that evaluation, the Co-Chief Executive Officers and the Controller and Chief Accounting Officer have concluded that, as of September 30, 2006, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information that is required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There were no changes in our internal control over financial reporting during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

A Report of Management Responsibilities as well as Management’s Report on Internal Control over Financial Reporting, together with the attestation report thereon of PricewaterhouseCoopers LLP, is provided in Item 8 of this report and is incorporated herein by reference.

ITEM 9B.	OTHER INFORMATION

On September 28, 2006, the Company granted a Restricted Stock Award (the "Award") to Richard G. Scalise. The terms of the Award are set forth in the 2006 Restricted Stock Award Agreement attached hereto as Exhibit 10.54. The Award consists of 7,500 shares of the Company's Common Stock with one-third of the total shares awarded to be released from restriction on September 28th of each of the years 2012, 2013 and 2014. Vesting of the Award is accelerated upon the death, involuntary termination, normal retirement at or after age 62, or disability of Mr. Scalise, and upon a change of control of the Company.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information regarding directors under the headings “ELECTION OF DIRECTORS,” “INFORMATION ABOUT RALCORP’S BOARD OF DIRECTORS,” “BOARD GOVERNANCE,” and “OTHER MATTERS - Section 16(a) Beneficial Ownership Reporting Compliance” in the Company's Notice of Annual Meeting and Proxy Statement (to be filed) is hereby incorporated by reference. Information regarding Executive Officers of the Company is included under Item 4A of Part I.

ITEM 11.	EXECUTIVE COMPENSATION

Information appearing under the headings “EXECUTIVE COMPENSATION,” “DIRECTOR COMPENSATION,” “EXECUTIVE AGREEMENTS,” and “EXECUTIVE BENEFITS” in the Company's Notice of Annual Meeting and Proxy Statement (to be filed) is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The discussion of the security ownership of certain beneficial owners and management appearing under the headings “STOCK OWNERSHIP INFORMATION” and “EXECUTIVE COMPENSATION - EQUITY COMPENSATION PLAN INFORMATION” in the Company's Notice of Annual Meeting and Proxy Statement (to be filed) is hereby incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information appearing under the heading “OTHER RELATIONSHIPS INVOLVING DIRECTORS, OFFICERS, OR THEIR ASSOCIATES” of the Company's Notice of Annual Meeting and Proxy Statement (to be filed) is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the heading “OTHER MATTERS - Fees Paid To PricewaterhouseCoopers LLP” in the Company's Notice of Annual Meeting and Proxy Statement (to be filed) is hereby incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed with this report:

1.	Financial Statements. The following are filed as a part of this document under Item 8.

-Management’s Report on Internal Control over Financial Reporting
-Report of Independent Registered Public Accounting Firm
-Consolidated Statements of Earnings for years ended September 30, 2006, 2005 and 2004
-Consolidated Balance Sheets at September 30, 2006 and 2005
-Consolidated Statements of Cash Flows for years ended September 30, 2006, 2005 and 2004
-Consolidated Statements of Shareholders’ Equity for the three years ended September 30, 2006
-Notes to Consolidated Financial Statements

2.
Financial Statement Schedules. None. Schedules not included have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto. Financial statements of the Registrant's 50% or less owned companies have been omitted because, in the aggregate, they are not significant.

3.	Exhibits. See the Exhibit Index that appears at the end of this document and which is incorporated herein. Exhibits 10.11 through 10.54 are management compensation plans or arrangements.

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

December 13, 2006

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

Signature	Title	Date

/s/ KEVIN J. HUNT	Director and Co-Chief Executive Officer	December 13, 2006
Kevin J. Hunt	and President (Principal Executive Officer)

/s/ DAVID P. SKARIE	Director and Co-Chief Executive Officer	December 13, 2006
David P. Skarie	and President (Principal Executive Officer)

/s/ THOMAS G. GRANNEMAN	Corporate Vice President and	December 13, 2006
Thomas G. Granneman	Controller (Principal Accounting Officer)

/s/ DAVID R. BANKS	Director	December 13, 2006
David R. Banks

/s/ JACK W. GOODALL	Director	December 13, 2006
Jack W. Goodall

/s/ BILL G. ARMSTRONG	Director	December 13, 2006
Bill G. Armstrong

/s/ DAVID W. KEMPER	Director	December 13, 2006
David W. Kemper

/s/ RICHARD A. LIDDY	Director	December 13, 2006
Richard A. Liddy

/s/ JOE R. MICHELETTO	Director	December 13, 2006
Joe R. Micheletto

/s/ WILLIAM P. STIRITZ	Director	December 13, 2006
William P. Stiritz

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
*3.1	Restated Articles of Incorporation of Ralcorp Holdings, Inc. (Filed as Exhibit 3.1 to the Company's Form 10-Q for the period ended December 31, 1996).
*3.2	Bylaws of Ralcorp Holdings, Inc. (Filed as Exhibit 99.1 to the Company’s Form 8-K filed February 8, 2006).
*4.1	Shareholder Protection Rights Agreement (Filed as Exhibit 4.1 to the Company's Registration Statement on Form 10 dated December 27, 1996).
*4.2	First Amendment to Shareholder Rights Protection Plan (Filed as Exhibit 4 to the Company’s Form 10-Q for the period ended June 30, 1997).
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

*10.4
Amendment No. 5 to Receivables Purchase Agreement dated as of September 25, 2001 among Ralcorp Receivables Corporation, Ralcorp Holdings, Inc., Falcon Asset Securitization Corporation and Bank One, N.A. dated October 20, 2005. (Filed as Exhibit 10.4 to the Company’s Form 10-K for the year ended September 30, 2005).

*10.5
Amendment No. 6 to Receivables Purchase Agreement dated October 19, 2006 among Ralcorp Holdings, Inc., Ralcorp Receivables Corporation, Falcon Asset Securitization Company LLC, formerly known as Falcon Asset Securitization Corporation and JPMorgan Chase Bank, N.A., successor by merger to Bank One, NA (Filed as Exhibit 10.1 to the Company’s Form 8-K filed on October 25, 2006).

*10.6
Agreement and Plan of Merger dated as of August 13, 1996 by and among Ralcorp Holdings, Inc., General Mills, Inc. and General Mills Missouri, Inc. (Filed as Exhibit 2.6 to the Company’s Form 10-Q for the period ended December 31, 1996).

*10.7
Stock Purchase Agreement by and among Vail Resorts, Inc., Ralston Foods, Inc. and Ralston Resorts, Inc. dated July 22, 1996 (Filed as Exhibit 10.10 to the Company’s Registration Statement on Form 10, dated December 27, 1996).

*10.8
Shareholder Agreement dated as of January 3, 1997 among Vail Resorts, Inc., Ralston Foods, Inc. and Apollo Ski Partners L.P. (Filed as Exhibit 10.9 to the Company’s Form 10-Q for the period ended December 31, 1996).

*10.9
First Amendment to Shareholder Agreement dated as of November 1, 1999 among Vail Resorts, Inc., Ralcorp Holdings, Inc. and Apollo Ski Partners LP. (Filed as Exhibit 10.9(a) to the Company’s Form 10-K for the year ended September 30, 2000).

*10.10
Termination Agreement by and among Vail Resorts, Inc., Ralcorp Holdings, Inc. and Apollo Ski Partners dated as of October 5, 2004 (Filed as Exhibit 99.1 to the Company’s Form 8-K dated October 6, 2004).

*10.11	Incentive Stock Plan (Filed as Exhibit 10.01 to the Company's Registration Statement on Form 10 dated December 27, 1996).
*10.12	Form of 1997 Non-Qualified Stock Option Agreement (Filed as Exhibit 10.01 to the Company's Form 10-Q for the period ended June 30, 1997).

Exhibit
Number	Description of Exhibit
*10.13	Form of 1997 Non-Qualified Stock Option Agreement for Non-Management Directors (Filed as Exhibit 10.01 to the Company's Form 10-Q for the period ended June 30, 1997).
*10.14	Form of Amended and Restated Management Continuity Agreement for Corporate Officers (Filed as Exhibit 10.2 to the Company’s Form 10-Q for the period ended March 31, 2006).
*10.15	Form of Management Continuity Agreement for Co-Chief Executive Officers (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the period ended March 31, 2006).
*10.16	Summary of Terms for 1998 Non-Qualified Stock Options (Filed as Exhibit 10.23 to the Company’s Form 10-K for the year ended September 30, 1998).
*10.17	Split Dollar Second to Die Life Insurance Arrangement (Filed as Exhibit 10.07 to the Company's Registration Statement on Form 10 dated December 27, 1996).
*10.18	Change in Control Severance Compensation Plan (Filed as Exhibit 10.06 to the Company’s Registration Statement on Form 10 dated December 27, 1996).
*10.19	Amended and Restated Deferred Compensation Plan for Non-Management Directors (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the period ended June 30, 2006).
*10.20	Amended and Restated Deferred Compensation Plan for Key Employees Effective January 1, 2005. (Filed as Exhibit 10.19 to the Company’s Form 10-K for the year ended September 30, 2005).
*10.21	Executive Health Plan Effective January 1, 2001. (Filed as Exhibit 10.20 to the Company’s Form 10-K for the year ended September 30, 2005).
*10.22	Amended and Restated Executive Long Term Disability Plan Effective October 1, 2005. (Filed as Exhibit 10.21 to the Company’s Form 10-K for the year ended September 30, 2005).
*10.23	Supplemental Retirement Plan (Filed as Exhibit 10.14 to the Company's Registration Statement on Form 10 dated December 27, 1996).
*10.24	Amended and Restated Retired Executive Survivor Benefit Plan Effective October 1, 2005. (Filed as Exhibit 10.23 to the Company’s Form 10-K for the year ended September 30, 2005).
*10.25	Amended and Restated Executive Savings Investment Plan Effective January 1, 2005. (Filed as Exhibit 10.24 to the Company’s Form 10-K for the year ended September 30, 2005).
*10.26	Form of Indemnification Agreement for all Non-Management Directors of the Company (Filed as Exhibit 10.35 to the Company’s Form 10-K for the year ended September 30, 1999).
*10.27	Form of Indemnification Agreement for all Management Directors of the Company (Filed as Exhibit 10.36 to the Company’s Form 10-K for the year ended September 30, 1999).
*10.28	Form of Indemnification Agreement for all Corporate Officers who are not Directors of the Company (Filed as Exhibit 10.37 to the Company’s Form 10-K for the year ended September 30, 1999).
*10.29	Summary of Terms of 1999 Non-Qualified Stock Options (Filed as Exhibit 10.38 to the Company’s Form 10-K for the year ended September 30, 1999).
*10.30	Summary of Terms of 2001 Non-Qualified Stock Options (Filed as Exhibit 10.33 to the Company’s Form 10-K for the year ended September 30, 2001).
*10.31	Form of Non-Qualified Stock Option Agreement dated May 24, 2001 for each non-management Director (Filed as Exhibit 10.34 to the Company’s Form 10-K for the year ended September 30, 2001).
*10.32	Form of Non-Qualified Stock Option Agreement dated September 27, 2001 for each non-management Director (Filed as Exhibit 10.35 to the Company’s Form 10-K for the year ended September 30, 2001).

Exhibit
Number	Description of Exhibit
*10.33	Restricted Stock Award Agreement dated May 24, 2001 with William P. Stiritz (Filed as Exhibit 10.36 to the Company’s Form 10-K for the year ended September 30, 2001).
*10.34	Ralcorp Holdings, Inc. 2002 Incentive Stock Plan (Filed as Exhibit 10.38 to the Company’s Form 10-K for the year ended September 30, 2002).
*10.35	Form of 2004 Long-Term Restricted Stock Award for Corporate Officers (Filed as Exhibit 99.1 to the Company’s Form 8-K dated as of September 29, 2004).
*10.36	2002 Restricted Stock Award Agreement with William P. Stiritz granted January 2, 2002 (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the period ended March 31, 2002).
*10.37	Form of 2002 Non-Qualified Stock Option Agreement (Filed as Exhibit 10.2 to the Company’s Form 10-Q for the period ended March 31, 2002).
*10.38	Form of 2002 Non-Qualified Stock Option Agreement for non-management Directors (Filed as Exhibit 10.41 to the Company’s Form 10-K for the year ended September 30, 2002).
*10.39	2003 Restricted Stock Award Agreement with William P. Stiritz (Filed as Exhibit 10.42 to the Company’s Form 10-K for the year ended September 30, 2003).
*10.40	Form of 2003 Non-Qualified Stock Option Agreement (Filed as Exhibit 10.42 to the Company’s Form 10-K for the year ended September 30, 2003).
*10.41	Form of 2003 Non-Qualified Stock Option Agreement for non-management Directors (Filed as Exhibit 10.42 to the Company’s Form 10-K for the year ended September 30, 2003).
*10.42	Restricted Stock Award Agreement dated January 2, 2004 with William P. Stiritz (Filed as Exhibit 10.42 to the Company’s Form 10-K for the year ended September 30, 2004).
*10.43	Restricted Stock Award Agreement dated January 2, 2004 with Joe R. Micheletto (Filed as Exhibit 10.43 to the Company’s Form 10-K for the year ended September 30, 2004).
*10.44	Form of Non-Qualified Stock Option Agreement dated February 5, 2004 (Filed as Exhibit 10.44 to the Company’s Form 10-K for the year ended September 30, 2004).
*10.45	Form of Director Non-Qualified Stock Option Agreement dated September 23, 2004 (Filed as Exhibit 99.1 to the Company’s Form 8-K dated September 29, 2004).
*10.46	Form of Non-Qualified Stock Option Agreement dated February 2, 2005 (Filed as Exhibit 10.2 to the Company’s Form 10-Q for the period ended March 31, 2005).
*10.47	Restricted Stock Award Agreement dated June 29, 2005 (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the period ended June 30, 2005).
*10.48	Form of Director Non-Qualified Stock Option Agreement dated September 29, 2005 (Filed as Exhibit 99.1 to the Company’s Form 8-K dated October 5, 2005).
*10.49	Form of Stock Appreciation Rights Agreement dated September 29, 2005. (Filed as Exhibit 10.48 to the Company’s Form 10-K for the year ended September 30, 2005).
*10.50	Amended and Restated 2002 Incentive Stock Plan (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the period ended March 31, 2005).
*10.51	Restricted Stock Award Agreement dated January 3, 2006 (Filed as Exhibit 99.1 to the Company’s Form 8-K dated January 5, 2006).
*10.52	Form of 2006 Non-Qualified Stock Option Agreement dated September 28, 2006 (Filed as Exhibit 99.1 to the Company’s Form 8-K filed on October 4, 2006).

Exhibit
Number	Description of Exhibit
*10.53	Form of Stock Appreciation Rights - Summary of Terms (Filed as Exhibit 99.1 to the Company’s Form 8-K filed on October 4, 2006).
10.54	Restricted Stock Award Agreement dated September 28, 2006 with Richard G. Scalise.
*10.55	Floating Rate Senior Notes, Series A, due May 22, 2010 Note Purchase Agreement (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the period ended June 30, 2003).
*10.56
$145,000,000 4.24% Series B Senior Notes due December 22, 2010, First Supplement to Note Purchase Agreements dated as of December 22, 2003 (Filed as Exhibit 10.4 to the Company’s Form 10-Q for the period ended December 31, 2003).

*10.57
$50,000,000 5.43% Series C Senior Notes due December 22, 2013, Second Supplement to Note Purchase Agreements dated as of December 22, 2003 (Filed as Exhibit 10.5 to the Company’s Form 10-Q for the period ended December 31, 2003).

*10.58
$75,000,000 4.76% Series D Senior Notes due December 22, 2013, Third Supplement to Note Purchase Agreements dated as of December 22, 2003 (Filed as Exhibit 10.6 to the Company’s Form 10-Q for the period ended December 31, 2003).

*10.59
First Amendment dated as of December 22, 2005 to Note Purchase Agreements dated as of May 22, 2003 and Series A, B, C, D and E and F Senior Notes (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the period ended December 31, 2005).

*10.60	Fourth Supplement to Note Purchase Agreement Senior Notes, Series E dated as of December 21, 2005 (Filed as Exhibit 10.2 to the Company’s Form 10-Q for the period ended December 31, 2005).
*10.61	Fifth Supplement to Note Purchase Agreement Senior Notes, Series F dated as of December 21, 2005 (Filed as Exhibit 10.3 to the Company’s Form 10-Q for the period ended December 31, 2005).
*10.62	Sixth Supplement to Note Purchase Agreement Senior Notes, Series G dated as of February 22, 2006 (Filed as Exhibit 99.1 to the Company’s Form 8-K on February 27, 2006).
*10.63	Seventh Supplement to Note Purchase Agreement Senior Notes, Series H dated as of February 22, 2006 (Filed as Exhibit 99.2 to the Company’s Form 8-K on February 27, 2006).
*10.64	Credit Agreement dated as of December 27, 2005. (Filed as Exhibit 10.4 to the Company’s Form 10-Q for the period ended December 31, 2005).
21	Subsidiaries of the Company.
23	Consent of PricewaterhouseCoopers LLP.
*24	Power of Attorney (Included under Signatures).
31.1	Certification of Kevin J. Hunt pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated December 13, 2006.
31.2	Certification of David P. Skarie pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated December 13, 2006.
31.3	Certification of Thomas G. Granneman pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated December 13, 2006.
32
Certification of Kevin J. Hunt, David P. Skarie and Thomas G. Granneman, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated December 13, 2006.

_____

*	Incorporated by reference