Form 10-Q
period 2006-12-31
RALCORP HOLDINGS INC /MO
filed 2007-02-06
CIK 1029506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2006.

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO ____________.

Commission file number: 1-12619

Ralcorp Holdings, Inc.
(Exact name of registrant as specified in its charter)

Missouri	43-1766315
(State of Incorporation)	(I.R.S. Employer
Identification No.)

800 Market Street, Suite 2900
St. Louis, MO	63101
(Address of principal	(Zip Code)
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
Large accelerated filer (X)	Accelerated filer ( )	Non-accelerated filer ( )

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ( ) No (X)

Number of shares of Common Stock, $.01 par value, outstanding as of February 2, 2007:  26,809,478.

RALCORP HOLDINGS, INC.

INDEX

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Statements of Earnings	1

	Condensed Consolidated Statements of Comprehensive Income	1

	Condensed Consolidated Balance Sheets	2

	Condensed Consolidated Statements of Cash Flows	3

	Notes to Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	14

Item 4.	Controls and Procedures	15

PART II.	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 6.	Exhibits	16

SIGNATURES		16

(i)

PART I.   FINANCIAL INFORMATION

Item 1.     Financial Statements.

RALCORP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
(Dollars in millions except per share data)

	Three Months Ended
	December 31,
	2006	2005

Net Sales	$522.7	$464.0
Cost of products sold	(416.9)	(379.0)
Gross Profit	105.8	85.0
Selling, general and administrative expenses	(61.2)	(59.1)
Interest expense, net	(8.8)	(5.3)
(Loss) gain on forward sale contracts	(17.9)	.8
Earnings before Income Taxes
and Equity Loss	17.9	21.4
Income taxes	(6.1)	(7.4)
Earnings before Equity Loss	11.8	14.0
Equity in loss of Vail Resorts, Inc.,
net of related deferred income taxes	(4.2)	(4.3)
Net Earnings	$7.6	$9.7

Earnings per Share
Basic	$.28	$.33
Diluted	$.28	$.32

See accompanying Notes to Condensed Consolidated Financial Statements.

RALCORP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in millions)

	Three Months Ended
	December 31,
	2006	2005

Net Earnings	$7.6	$9.7
Other comprehensive (loss) income	(.1)	1.5
Comprehensive Income	$7.5	$11.2

See acompanying Notes to Condensed Consolidated Financial Statements.

RALCORP HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in millions)

	Dec. 31,	Sept. 30,
	2006	2006

Assets
Current Assets
Cash and cash equivalents	$14.4	$19.1
Investment in Ralcorp Receivables Corporation	37.9	93.3
Receivables, net	69.4	66.8
Inventories	199.9	196.0
Deferred income taxes	4.3	5.7
Prepaid expenses and other current assets	9.8	5.5
Total Current Assets	335.7	386.4
Investment in Vail Resorts, Inc.	90.8	97.2
Property, Net	419.2	401.1
Goodwill	538.7	460.0
Other Intangible Assets, Net	212.7	142.6
Other Assets	36.6	20.2
Total Assets	$1,633.7	$1,507.5

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$83.0	$96.1
Book cash overdrafts	26.8	39.4
Other current liabilities	79.0	61.5
Total Current Liabilities	188.8	197.0
Long-term Debt	625.5	552.6
Deferred Income Taxes	67.6	81.3
Other Liabilities	268.1	200.2
Total Liabilities	1,150.0	1,031.1
Shareholders' Equity
Common stock	.3	.3
Capital in excess of par value	120.1	118.3
Common stock in treasury, at cost	(189.7)	(187.7)
Retained earnings	576.8	569.2
Accumulated other comprehensive loss	(23.8)	(23.7)
Total Shareholders' Equity	483.7	476.4
Total Liabilities and Shareholders' Equity	$1,633.7	$1,507.5

See accompanying Notes to Condensed Consolidated Financial Statements.

RALCORP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in millions)
	Three Months Ended
	December 31,
	2006	2005

Cash Flows from Operating Activities
Net earnings	$7.6	$9.7
Adjustments to reconcile net earnings to net
cash flow provided by operating activities:
Depreciation and amortization	17.6	16.2
Stock-based compensation expense	1.8	1.5
Loss (gain) on forward sale contracts	17.9	(.8)
Equity in loss of Vail Resorts, Inc.	6.4	6.6
Deferred income taxes	(12.0)	(3.8)
Sale of receivables, net	53.0	(49.0)
Other changes in current assets and liabilities, net
of effects of business acquisitions	(12.2)	(10.9)
Other, net	8.6	.1
Net Cash Provided (Used) by Operating Activities	88.7	(30.4)

Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	(173.1)	(84.4)
Additions to property and intangible assets	(8.2)	(12.4)
Proceeds from sale of property	-	2.0
Net Cash Used by Investing Activities	(181.3)	(94.8)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	-	175.0
Repayment of long-term debt	(29.0)	-
Net borrowings (repayments) under credit arrangements	101.9	(46.3)
Advance proceeds from forward sale of investment	29.5	50.5
Purchases of treasury stock	(2.5)	(40.6)
Proceeds from exercise of stock options	.4	.5
Change in book cash overdrafts	(12.6)	(1.1)
Other, net	.2	.3
Net Cash Provided by Financing Activities	87.9	138.3

Net (Decrease) Increase in Cash and Cash Equivalents	(4.7)	13.1
Cash and Cash Equivalents, Beginning of Period	19.1	6.2
Cash and Cash Equivalents, End of Period	$14.4	$19.3

See accompanying Notes to Condensed Consolidated Financial Statements.

RALCORP HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions except per share data)

NOTE 1 - PRESENTATION OF CONDENSED FINANCIAL STATEMENTS

The accompanying unaudited historical financial statements of the Company have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods presented. All such adjustments are of a normal recurring nature. Operating results for the periods presented are not necessarily indicative of the results for the full year. Certain prior year amounts have been reclassified to conform with the current year’s presentation. These statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended September 30, 2006. The significant accounting policies for the accompanying financial statements are the same as disclosed in that Annual Report.

NOTE 2 - ACQUISITIONS

On November 10, 2006, the Company acquired Cottage Bakery, Inc. for approximately $187.7 in cash (pending a net asset settlement and additional acquisition costs), including $14.6 paid in January 2007 for associated real estate. Cottage Bakery, a leading manufacturer of frozen par-baked breads and frozen dough sold in the retail and foodservice channels, operates one manufacturing facility in Lodi, California and employs approximately 690 people. For the year ended June 30, 2006, Cottage Bakery had gross sales of approximately $125. The acquired business, which enhanced Ralcorp’s existing frozen bakery offerings, is reported within the Frozen Bakery Products segment. Based on a preliminary allocation of the total acquisition cost to assets acquired and liabilities assumed, the Company recorded $80.2 of goodwill as of December 31, 2006. The allocation is subject to change pending the completion of analyses necessary to determine the fair values of certain assets and liabilities (including property, intangible assets, and deferred tax items). Based on preliminary valuation estimates, the allocation included $75.0 of customer relationships subject to amortization over an estimated amortization period of 15 years.

On February 7, 2006, the Company completed the purchase of Parco Foods, L.L.C., a manufacturer of high quality cookies for sale primarily in the in-store bakery channel reported within the Frozen Bakery Products segment.

On November 15, 2005, the Company completed the purchase of Western Waffles, Ltd., a Canadian manufacturer of private label frozen griddle products reported within the Frozen Bakery Products segment.

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

	Three Months Ended
	December 31,
	2006	2005
Net sales	$537.3	$523.1
Net earnings	7.2	11.3
Basic earnings per share	.27	.38
Diluted earnings per share	.26	.38

NOTE 3 - PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company sponsors qualified and supplemental noncontributory defined benefit pension plans and other postretirement benefit plans for certain of its employees. The following table provides the components of net periodic benefit cost for the plans.

	Three Months Ended
	December 31,
	2006	2005
Pension Benefits
Service cost	$.6	$.6
Interest cost	2.8	2.6
Expected return on plan assets	(3.6)	(3.0)
Amortization of unrecognized net loss	1.1	1.1
Net periodic benefit cost	$.9	$1.3

Other Benefits
Service cost	$.1	$.1
Interest cost	.3	.4
Amortization of unrecognized net loss	-	.2
Net periodic benefit cost	$.4	$.7

NOTE 4 - EARNINGS PER SHARE

The weighted-average shares outstanding for basic and diluted earnings per share were as follows (in thousands):

	Three Months Ended
	December 31,
	2006	2005
Weighted Average Shares
for Basic Earnings per Share	26,779	29,324
Dilutive effect of:
Stock options	520	527
Stock appreciation rights	26	-
Restricted stock awards	58	32
Weighted Average Shares
for Diluted Earnings per Share	27,383	29,883

Certain stock-based awards were outstanding during the three months ended December 31, 2006 and could potentially dilute basic earnings per share in the future, but were not included in the computation of diluted earnings per share for the period because they were antidilutive. Those awards included 10,281 stock options at $35.31 per share, 152,000 stock options at $45.25 per share, and 435,000 stock appreciation rights at $48.99 per share.

NOTE 5 - SALE OF RECEIVABLES

The Company has an agreement to sell, on an ongoing basis, all of the trade accounts receivable of certain of its subsidiaries to a wholly owned, bankruptcy-remote subsidiary named Ralcorp Receivables Corporation (RRC). The accounts receivable of the Frozen Bakery Products segment and the Medallion business have not been incorporated into the agreement and are not currently being sold to RRC. RRC can in turn sell up to $66.0 of ownership interests in qualifying receivables to a bank commercial paper conduit. RRC is a qualifying special purpose entity under FAS 140, and the sale of Ralcorp receivables to RRC is considered a true sale for accounting, tax and legal purposes. As of December 31, 2006, the outstanding balance of receivables (net of an allowance for doubtful accounts) sold to RRC was $90.9 and proceeds received from the conduit were $53.0, resulting in a retained interest of $37.9 reflected on the Company’s consolidated balance sheet as an “Investment in Ralcorp Receivables Corporation.” As of September 30, 2006, the outstanding balance of receivables sold to RRC was $93.3 and the Company elected not to sell any to the conduit, resulting in a subordinated retained interest of $93.3. Discounts related to the sale of receivables totaled $.3 and $.5 in the three months ended December 31, 2006 and 2005, respectively, and are included on the statement of earnings in selling, general and administrative expenses.

NOTE 6 - INVENTORIES consisted of:
	Dec. 31,	Sept. 30,
	2006	2006
Raw materials and supplies	$93.0	$81.9
Finished products	110.0	117.2
	203.0	199.1
Allowance for obsolete inventory	(3.1)	(3.1)
	$199.9	$196.0

NOTE 7 - PROPERTY, NET consisted of:
	Dec. 31,	Sept. 30,
	2006	2006
Property at cost	$764.8	$733.9
Accumulated depreciation	(345.6)	(332.8)
	$419.2	$401.1

NOTE 8 - OTHER INTANGIBLE ASSETS, NET consisted of:
	Dec. 31,	Sept. 30,
	2006	2006
Computer software	$43.3	$43.2
Customer relationships	201.0	127.0
Trademarks	20.2	20.2
	264.5	190.4
Accumulated amortization	(51.8)	(47.8)
	$212.7	$142.6

Amortization expense related to intangible assets was:
	Three Months Ended
	December 31,
	2006	2005
Computer software	$.9	$.9
Customer relationships	2.8	1.9
Trademarks	.4	.3
	$4.1	$3.1

NOTE 9 - LONG-TERM DEBT consisted of:

	December 31, 2006		September 30, 2006
	Balance	Rate	Balance	Rate
Fixed Rate Senior Notes, Series B	116.0	4.24%	145.0	4.24%
Fixed Rate Senior Notes, Series C	50.0	5.43%	50.0	5.43%
Fixed Rate Senior Notes, Series D	75.0	4.76%	75.0	4.76%
Fixed Rate Senior Notes, Series E	100.0	5.57%	100.0	5.57%
Fixed Rate Senior Notes, Series F	75.0	5.43%	75.0	5.43%
Floating Rate Senior Notes, Series G	50.0	5.82%	50.0	5.85%
Floating Rate Senior Notes, Series H	50.0	5.82%	50.0	5.85%
Industrial Development Revenue Bond	5.6	3.93%	5.6	3.77%
$150 Revolving Credit Agreement	95.0	5.88%	-	n/a
Uncommitted credit arrangements	8.7	6.19%	1.8	6.19%
Other	.2	Various	.2	Various
	$625.5		$552.6

Approximately $48.4 of the debt outstanding at December 31, 2006 must be repaid within one year but was classified as long-term based upon management’s intent and ability to refinance it on a long-term basis.

On January 18, 2007, the Company issued Fixed Rate Senior Notes, Series I, totaling $100.0 in two tranches: $75.0 at 5.56% and $25.0 at 5.58%. One third of each tranche must be repaid on January 18, 2015, 2017, and 2019. Series I is subject to the same representations, warranties, covenants, and conditions as the Company’s other Senior Notes.

NOTE 10 - FORWARD SALE CONTRACTS

During the quarter ended December 31, 2005, Ralcorp entered into a forward sale contract relating to 1.78 million shares of its Vail common stock. Under the contract, at the maturity dates (half on November 21, 2008 and half on November 22, 2010) the Company can deliver a variable number of shares of Vail stock (or cash) to the counterparty. During the quarter ended June 30, 2006, the Company entered into a similar agreement relating to 1.97 million additional shares of its Vail common stock, with maturity dates of November 18, 2009 and November 16, 2011. A third contract was entered into during the quarter ended December 31, 2006, relating to 1.2 million additional shares, with a maturity date of November 15, 2013. The calculation of the number of shares ultimately delivered will depend on the price of Vail shares at settlement and includes a price collar. Ralcorp received $50.5, $60.0, and $29.5, respectively, under the discounted advance payment feature of the contracts. Amortization of the corresponding $11.0, $15.5, and $17.6 discounts is included in “Interest expense, net” on the statement of earnings. At December 31, 2006, the fair value of the contracts was $173.2, included in “Other Liabilities” on the balance sheet. Because Ralcorp accounts for its investment in Vail Resorts using the equity method, these contracts, which are intended to hedge the future sale of those shares, are not eligible for hedge accounting. Therefore, any gains or losses on the contracts are immediately recognized in earnings.

NOTE 11 - TREASURY STOCK

During the quarter ended December 31, 2006, the Company repurchased 50,000 shares of its common stock at a total cost of $2.5. As of December 31, 2006, there were 6,203,270 shares in treasury and 26,808,047 shares outstanding. As of September 30, 2006, there were 6,170,788 shares in treasury and 26,840,529 shares outstanding.

NOTE 12 - SEGMENT INFORMATION

The following tables present information about the Company’s reportable segments. Management evaluates each segment’s performance based on its profit contribution, which is profit or loss from operations before income taxes, interest, costs related to restructuring activities, and other unallocated corporate income and expenses.

	Three Months Ended
	December 31,
	2006	2005
Net Sales
Ralston Foods	$120.3	$112.7
Bremner	78.8	83.4
Cereals, Crackers & Cookies	199.1	196.1
Frozen Bakery Products	148.5	98.6
Dressings, Syrups, Jellies & Sauces	100.7	93.4
Snack Nuts & Candy	74.4	75.9
Total	$522.7	$464.0

Profit Contribution
Cereals, Crackers & Cookies	$19.9	$18.0
Frozen Bakery Products	19.7	13.1
Dressings, Syrups, Jellies & Sauces	4.5	(1.3)
Snack Nuts & Candy	8.2	5.5
Total segment profit contribution	52.3	35.3
Interest expense, net	(8.8)	(5.3)
(Loss) gain on forward sale contracts	(17.9)	.8
Accelerated depreciation	-	(.6)
Systems upgrades and conversions	-	(1.1)
Stock-based compensation expense	(1.8)	(1.5)
Other unallocated corporate expenses	(5.9)	(6.2)
Earnings before income taxes
and equity loss	$17.9	$21.4

Depreciation and Amortization
Cereals, Crackers & Cookies	$6.6	$6.9
Frozen Bakery Products	7.0	4.8
Dressings, Syrups, Jellies & Sauces	2.1	2.1
Snack Nuts & Candy	.8	.7
Corporate	1.1	1.7
Total	$17.6	$16.2

	Dec. 31,	Sept. 30,
	2006	2006
Assets
Cereals, Crackers & Cookies	$372.1	$374.6
Frozen Bakery Products	787.3	600.1
Dressings, Syrups, Jellies & Sauces	145.2	146.3
Snack Nuts & Candy	101.3	107.8
Total segment assets	1,405.9	1,228.8
Investment in Ralcorp Receivables Corporation	37.9	93.3
Investment in Vail Resorts, Inc.	90.8	97.2
Other unallocated corporate assets	99.1	88.2
Total	$1,633.7	$1,507.5

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

RESULTS OF OPERATIONS

Consolidated

In the first quarter of fiscal 2007, we continued to benefit from our acquisition strategy while experiencing organic growth in many categories. While our net sales increased and profit contribution improved in every one of our business segments, our reported net earnings decreased as a result of the effects of a non-cash loss on our forward sale contracts. The following table summarizes key data (in millions of dollars, except for percentage data as indicated) that we believe is important for you to note as you read the consolidated results analysis discussions below. In addition, please refer to Note 12 to the financial statements in Item 1 (on the preceding page) for data regarding net sales and profit contribution by segment.
	Three Months Ended
	December 31,
	2006	2005
Net earnings	7.6	9.7
Net sales	522.7	464.0
Cost of products sold as % of net sales	79.8%	81.7%
SG&A as % of net sales	11.7%	12.7%
Interest expense	(8.8)	(5.3)
(Loss) gain on forward sale contracts	(17.9)	.8
Effective income tax rate	34.1%	34.6%
Equity in loss of Vail Resorts, Inc.	(6.4)	(6.6)

Net earnings were lower in the first quarter of fiscal 2007 due primarily to a non-cash loss on forward sale contracts related to our investment in Vail Resorts, Inc. Those losses reduced net earnings by approximately $11.5 million ($.42 per share). More importantly, earnings were positively impacted by business acquisitions, organic growth in several categories, and improved pricing, but negatively impacted by higher interest expense. More detailed discussion and analysis of these and other factors follows.
Net sales for the first quarter grew 13%, primarily due to the timing of acquisitions. Additional sales from recently acquired businesses (all of which are reported in the Frozen Bakery Products segment) are shown in the following table.

		Three Months Ended
		December 31,
Business Acquired	Acquisition Date	2006	2005
Cottage Bakery	November 10, 2006	$15.6	$-
Parco Foods	February 7, 2006	16.5	-
Western Waffles	November 15, 2005	18.7	9.3
		$50.8	$9.3

Excluding sales from those acquisitions, our net sales grew approximately 4%. Though there were volume gains in several product lines, they were largely offset by declines in others, so most of this net sales growth is attributable to improved selling prices. Note the “Net Sales” comparisons by segment in Note 12 in Item 1, and refer to the segment discussions below for more detailed information about factors affecting net sales.
Cost of products sold decreased as a percentage of net sales, primarily as a result of pricing improvements in several product lines, which had lagged cost increases in the prior year. Increases in the costs of certain raw materials, net of the impacts of our hedging and forward purchase strategies, were offset in the quarter by decreases in freight and energy costs. Refer to the segment discussions below for more information.

Selling, general and administrative expenses (SG&A) increased only slightly while net sales grew significantly, reducing the ratio. This was the result of acquisition synergies, lower costs for systems upgrades and conversions, the timing of certain administrative expenses, and our continuing cost containment strategies.
Interest expense increased as a result of higher average outstanding debt levels in fiscal 2007, higher amortization of prepayment discount on our Vail forward sale contracts, and higher rates. The increase in debt was mainly due to borrowings used to fund the Western Waffles, Parco, and Cottage acquisitions and the repurchase of Ralcorp stock during the past year. Discount amortization on our Vail forward sale contracts totaled $1.8 million and $.2 million in the three months ended December 31, 2006 and 2005, respectively (see Note 10 in Item 1). The weighted average interest rate on all of the Company’s outstanding debt was 4.94% and 4.72% in the first quarter of fiscal 2007 and 2006, respectively.
We have an agreement which gives us the ability to sell certain of our trade accounts receivable on an ongoing basis through fiscal 2007 (see Note 5 in Item 1). Discounts related to this agreement totaled $.3 million and $.5 million in the first three months of fiscal 2007 and 2006, respectively, and are included in the consolidated statement of earnings in selling, general and administrative expenses.
(Loss) gain on forward sale contracts - Net earnings were affected by non-cash gains and losses on our forward sale contracts related to a total of 4,950,100 of our shares of Vail Resorts, Inc. The contracts include a collar on the Vail stock price and the prepayment of proceeds at a discount (whereby Ralcorp has received a total of $140.0 million over the past fifteen months). Because Ralcorp accounts for its investment in Vail Resorts using the equity method, these contracts, which are intended to hedge the future sale of those shares, are not eligible for hedge accounting. Therefore, gains or losses on the contracts are immediately recognized in earnings. The fair value of the contracts is dependent on several variables including the market price of Vail stock (which increased from $40.02 at September 30, 2006, to $44.82 at December 31, 2006), estimated future Vail stock price volatility, interest rates, and the time remaining to the contract maturity dates. For more information on these contracts, see Note 10 in Item 1 and LIQUIDITY AND CAPITAL RESOURCES below.
Income taxes were affected by lower effective tax rates, due primarily to a full quarter impact of favorable Canadian tax benefits related to the Western Waffles entities.
Equity in loss of Vail Resorts, Inc. - Ralcorp holds approximately 19% of the outstanding common stock of Vail Resorts, Inc. (NYSE: MTN) and accounts for this investment using the equity method. Vail Resorts operates on a fiscal year ending July 31; therefore, we report our portion of Vail Resorts’ operating results on a two-month time lag. Vail Resorts’ operations are highly seasonal, typically yielding income for the second and third fiscal quarters and losses for the first and fourth fiscal quarters. Deferred taxes on these amounts are provided at approximately 35%.

Cereals, Crackers & Cookies

First quarter net sales in the Cereals, Crackers & Cookies segment grew 2% as an increase at the Ralston Foods cereal and snacks division was partially offset by a decrease at the Bremner cracker and cookie division.
Ralston Foods’ sales volume grew 1% overall, with 17% growth in snacks, 7% growth in hot cereal, and a 47% increase in co-manufacturing sales, partially offset by a 6% decline in the larger ready-to-eat (RTE) cereal category. The decrease in RTE, which is net of incremental volume from new product introductions, is up against 5% growth a year ago when Ralston Foods enjoyed record volumes. Since that time, the modest growth of the overall cereal category has been driven by the mass merchandise channel, while cereal in the grocery channel has shown declines. The majority of our store brand cereal is sold through this grocery channel, and Ralston Foods is the sole supplier to certain grocery chains that have been negatively impacted in the near term by retail consolidation and retrenching, which in turn has affected our RTE volume. In addition to the slight overall volume increase, Ralston Foods’ net sales were helped by higher overall selling prices, which have been raised in an effort to cover increasing input costs.
Bremner’s first quarter sales volume dropped 11% overall, with declines in crackers and cookies of 13% and 6%, respectively, along with a 16% decline in co-manufacturing sales. The declines in private label crackers and cookies are attributable to increased promotional activity by branded competitors, which reduced consumer price gaps between our products and those of our branded competitors. The effects of these shortfalls were partially offset by price increases executed in the second quarter of last year and a favorable product mix.
The increase in the Cereal, Crackers & Cookies segment’s profit contribution for the first quarter was the net result of several significant factors, including the price increases, sales volume declines, raw material cost increases, higher production costs, and lower freight and energy costs. Higher raw material unit costs reduced profit by approximately $3.8 million (principally oats, corn-based and wheat-based products, sugar, and rice), while freight and energy costs were each about $.9 million less than a year ago as a result of lower fuel costs and Corporate-wide initiatives.

Frozen Bakery Products

As detailed above, incremental sales from the recently-acquired Western Waffles, Parco, and Cottage Bakery businesses accounted for most of the increase in year-over-year net sales in the Frozen Bakery Products segment, while the base business grew $8.4 million due to higher volumes and some improved pricing. Growth in the base business was driven primarily by an 8% increase in its foodservice channel, a 9% increase in its in-store bakery (ISB) channel, and increases in co-manufacturing volume through its branded retail channel. Foodservice had strong sales of biscuits and specialty items. ISB saw strong volume gains in both breads and cookies.
The segment’s profit contribution was boosted by the recently acquired businesses and base business volume growth. The price increases were offset by higher costs. Raw materials rates raised costs by about $2.1 million (primarily wheat flour and sugar), while utility rates were favorable by about $.3 million.

Dressings, Syrups, Jellies & Sauces

In the Dressings, Syrups, Jellies & Sauces segment, also known as Carriage House, first quarter net sales grew as a result of both higher volume and improved pricing. Sales volume rose more than 4% over last year’s first quarter, with significant growth in preserves and jellies (9%), Mexican sauces (18%), and spaghetti sauce (21%). In addition, price increases were implemented during the past twelve months in response to rapidly rising costs.
Carriage House delivered improved profits in the three months ended December 31, 2006 as a result of the price increases, a reduced cost structure, and a continued emphasis on discretionary cost containment. Raw material costs have continued to hold at the largely unprecedented levels experienced in last year's first quarter, while freight and energy costs declined approximately $1.3 million.

Snack Nuts & Candy

First quarter net sales for the Snack Nuts & Candy segment, also known as Nutcracker Brands, fell 2% from last year due to a 3% decline in sales volume and some price concessions, partially offset by a favorable product mix. This year’s sales shifted away from peanuts toward cashews and tree nuts, reversing the product mix change that occurred in last year’s first quarter. Volume declines are attributable to branded promotional activity which narrowed consumer price gaps between our products and those of our branded competitors.
The segment’s profit contribution for the three months ended December 31, 2006 was higher than last year, primarily as a result of lower ingredient costs, partially offset by the decline in sales. Costs of raw materials, principally tree nuts and cashews, were $3.7 million lower in the quarter. Freight and energy costs were comparable to last year’s level.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have funded operating needs by generating positive cash flows through operations. We expect to continue generating operating cash flows through our mix of businesses and expect that short-term and long-term liquidity requirements will be met through a combination of operating cash flows and strategic use of borrowings under committed and uncommitted credit arrangements. Capital resources remained strong at December 31, 2006, with total shareholders’ equity of $483.7 million and a long-term debt to total capital (which is the total of long-term debt and total shareholders’ equity) ratio of 56%, compared with corresponding figures for September 30, 2006 of $476.4 million and 54%. Working capital, excluding cash and cash equivalents, decreased to $132.5 million at December 31, 2006, from $170.3 million at September 30, 2006, primarily as a result of a decrease in our investment in Ralcorp Receivables Corporation partially offset by a decrease in current liabilities.
Cash provided by operating activities was $88.7 million through three months of fiscal 2007 compared to an outflow of $30.4 million in last year’s first three months. This change was primarily due to cash flows related to our receivables sale agreement. During the first quarter of fiscal 2007, net proceeds received from the sale of beneficial interests in accounts receivable increased by $53.0 million, compared with a reduction in proceeds of $49.0 million a year ago. See Note 7 in Item 1 for more information about the sale of receivables. The remaining increase in operating cash flows is primarily attributable to the higher sales and improved margins of the current year.
As of December 31, 2006, Ralcorp had paid $173.1 million related to the acquisition of Cottage Bakery. We paid an additional $14.6 million in January 2007 for associated real estate. Capital expenditures for fiscal 2007 are expected to be approximately $50 million, of which $8.2 million was spent during the first quarter. As discussed below, we have adequate capacity under current borrowing arrangements to meet these cash needs.
On December 22, 2006, $29.0 million of our Fixed Rate Senior Notes, Series B, was repaid as scheduled. On December 22, 2007, another $29.0 million of Series B and $10.7 million of Series D are scheduled to be repaid. As of December 31, 2006, we were in compliance with all of our debt covenants. Most significantly, the ratio of “Total Debt” to “Adjusted EBITDA” (each term as defined in the debt agreements) was 2.5 to 1.0 at December 31, 2006, well below our most restrictive limit of 3.5 to 1.0. Total remaining availability under our $150 million revolving credit agreement and our $15 million of uncommitted credit arrangements was $61.3 million as of December 31, 2006.
On January 18, 2007, the Company issued Fixed Rate Senior Notes, Series I, totaling $100.0 million in two tranches: $75.0 million at 5.56% and $25.0 million at 5.58%. Proceeds were used to repay borrowings under our revolving credit agreement and uncommitted credit arrangements, increasing our available borrowing capacity. One third of each tranche must be repaid on January 18, 2015, 2017, and 2019. Series I is subject to the same representations, warranties, covenants, and conditions as the Company’s other Senior Notes.
Cash needs in excess of our available borrowing capacity could be met through additional sales of our shares of Vail Resorts, Inc. Based on the market price of Vail stock at December 31, 2006, and excluding the 4.95 million shares already under forward sale contracts (discussed in the following paragraph), we could realize approximately $75 million in cash through the sale of this investment, net of income taxes.
During the first quarter of fiscal 2006, we entered into a forward sale contract relating to 1.78 million shares of our Vail common stock and received $50.5 million under the discounted advance payment feature of the contract. In April 2006, we entered into a similar contract relating to another 1.97 million shares and received $60.0 million, and in November 2006, we entered into a third contract relating to 1.2 million shares and received $29.5 million. These contracts operate as a hedge of the cash flows expected from the sale of Vail shares in the future. At the maturity dates in the contracts, we can deliver a variable number of shares of Vail stock to the counterparty or settle the contracts with cash. The number of shares (or amount of cash) to be delivered will depend upon the market price of Vail shares at the settlement dates. The market price of Vail shares at December 31, 2006 was $44.82. A summary of contract terms follows:
	Maximum	Minimum	Floor	Cap
Maturity Date	Shares	Shares	Price	Price
November 2008	890,000	727,157	$34.59	$42.33
November 2009	985,050	783,028	38.34	48.23
November 2010	890,000	632,551	34.59	48.67
November 2011	985,050	681,695	38.34	55.40
November 2013	1,200,000	570,825	35.29	74.19

During the first quarter of fiscal 2007, 50,000 shares of Ralcorp common stock were repurchased, while approximately 18,000 shares of treasury stock were issued for stock options exercised.

OUTLOOK

Within our Annual Report on Form 10-K for the year ended September 30, 2006, we provided a discussion of the outlook for Ralcorp as a whole, as well as specific factors and trends affecting each of our business segments. We believe the outlook comments contained within that document are still appropriate, except as updated by the following paragraphs.
The Company purchases significant quantities of certain ingredients (e.g., wheat flour and other grain products, soybean oil, corn syrup and sweeteners, peanuts and various tree nuts, cocoa, fruits), packaging materials (e.g., resin, glass, paper products), energy (e.g., natural gas), and transportation services. Recently, the market costs of some of these items, notably wheat flour, corn products (as well as other grain products), and peanuts have increased significantly. To offset the impact of these significant cost increases and maintain adequate profitability levels, the Company will need to take additional actions, including further cost reductions and pricing changes, where justified. To the extent mitigating efforts trail the impact of cost increases, results of operations will be negatively affected. We expect this trend to intensify and have a greater impact on the second half of fiscal 2007, as lower-priced forward commodity contracts and hedge positions expire.
As discussed previously, during the first quarter of fiscal 2007, several of our product categories suffered declines in sales volumes. This was particularly true in RTE cereals, crackers, cookies, and snack nuts. If volumes in these and other categories decline, or if the decline is exacerbated by price increases needed to cover higher input costs, profit contribution of the respective segments will likely decline.
In the Snack Nuts & Candy segment, the majority of the segment’s cost of products sold relates to commodities including peanuts, cashews, and tree nuts such as macadamias, pecans, and almonds. The costs of these commodities fluctuate, sometimes drastically, based upon worldwide supply and demand. These commodity fluctuations,  when  not  accompanied  by  pricing  changes  due  to  competition,  can result in short-term changes in the profitability of the segment. We currently have committed contracts for a large portion of certain of our commodity needs for the remainder of fiscal 2007. For that period, compared to the last nine months of the prior fiscal year, we expect the segment’s average commodity costs to be slightly lower despite considerably higher estimated peanut costs.

RECENTLY ISSUED ACCOUNTING STANDARDS

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
In September 2006, the Financial Accounting Standards Board issued FAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” an amendment of FASB Statements No. 87, 88, 106, and 132(R), which will be effective as of the end of Ralcorp’s 2007 fiscal year. This statement requires an entity to recognize the funded status of its defined benefit pension plans and other postretirement benefit plans on the balance sheet and to recognize changes in the funded status that arise during the period but are not recognized as components of net periodic benefit cost within other comprehensive income, net of income taxes. FAS 158 also requires measurement of the defined benefit plan assets and obligations as of the balance sheet date. We have historically measured plan assets and obligations at the balance sheet date and will continue to do so. At this time, the Company has not completed its review and assessment of the impact of the adoption of this Statement’s recognition provisions.
In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," (SAB 108) in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the "roll-over" method (which focuses primarily on the impact of a misstatement on the income statement and can lead to the accumulation of misstatements in the balance sheet) and the "iron curtain" method (which focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement). SAB 108 established an approach that requires quantification of financial statement misstatements based on the their effects on each of the company's financial statements and the related financial statement disclosures. This model is commonly referred to as a "dual approach" because it requires quantification of errors under both the iron curtain and the roll-over methods. Ralcorp adopted SAB 108 in connection with the preparation of its financial statements for the quarter ending December 31, 2006, with no financial statement impact.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to our critical accounting policies and estimates during the three months ended December 31, 2006.

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Report. These forward-looking statements are sometimes identified by their use of terms and phrases such as “believes,” “expects,” “anticipates,” “intends,” “plans,” “will,” “should,” “could,” “might,” “may,” “can” or similar expressions. Our results of operations and financial condition may differ materially from those in the forward-looking statements. Such statements are  based  on  our  current  views  and assumptions, and involve risks and uncertainties that could affect expected results. The factors set forth below may cumulatively or individually impact expected results:
• If we are unable to maintain a meaningful price gap between our private label products and the branded products of our competitors, successfully introduce new products, or successfully manage costs across all parts of the Company, our private label businesses could incur operating losses.
• Consolidation among members of the grocery trade may lead to increased wholesale price pressure from larger grocery trade customers and could result in significant profit pressure or, in some cases, the loss of key accounts if the surviving entities are not our customers.
• Significant increases in the cost of certain commodities (e.g., wheat, peanuts, soybean oil, eggs, various tree nuts, corn syrup and other sweeteners, cocoa, fruits), packaging or energy (e.g., natural gas) used to manufacture our products, to the extent not reflected in the price of our products, could adversely impact our results.
• In light of our significant ownership in Vail Resorts, Inc. (approximately 19%), our non-cash earnings can be adversely affected by unfavorable results from Vail Resorts or the inability to recognize earnings under the equity method of accounting in the future.
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
• We have realized increases in sales and earnings through the acquisitions of businesses, but the ability to undertake future acquisitions depends on many factors, such as identifying available acquisition candidates and negotiating satisfactory terms to purchase such candidates, which we do not unilaterally control.
• Because a portion of the interest on our debt is set on a short-term basis, increases in interest rates will increase our interest expense.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Except as discussed in the following paragraphs, we believe there have been no material changes in the reported market risks faced by the Company during the three months ended December 31, 2006. For additional information, refer to Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2006.
As of December 31, 2006, a hypothetical 10% adverse change in relevant market prices would have decreased the fair value of our commodity-related derivatives portfolio, which includes futures, options, and swaps, by approximately $10.4 million. This volatility analysis ignores changes in the exposures inherent in the related hedged transactions. Because the Company does not hold or trade derivatives for speculation or profit, all changes in derivative values are effectively offset by corresponding changes in the hedged exposures.
The Company’s interest rate risk increased because debt outstanding increased by $72.9 million. For more information, see Note 9 to the financial statements included in Item 1.

As of December 31, 2006, we held foreign currency forward contracts with a total notional amount of $33.0 million and a fair value of negative $.7 million. A hypothetical 10% increase in the expected CAD-USD exchange rates would have further reduced that fair value by $3.8 million.
As of December 31, 2006, the fair value of the total liability associated with our Vail forward sale contracts, including a contract executed in November 2006, was $173.2 million (see Note 10 to the financial statements included in Item 1). A hypothetical 10% increase in the Vail stock price would have increased the fair value of that liability by approximately $17.6 million.

Item 4.    Controls and Procedures.

The Company’s management, with the participation of the Company’s Co-Chief Executive Officers and its Controller and Chief Accounting Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2006. Based upon that evaluation, the Co-Chief Executive Officers and the Controller and Chief Accounting Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information that is required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include those designed to ensure that information required to be disclosed is accumulated and communicated to the Company’s management, including the Company’s Co-Chief Executive Officers and its Controller and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.
In November 2006, we converted the financial information system in our Western Waffles business to that used by most of the other businesses in our Frozen Bakery Products segment. The integrated system was used to accumulate data used in financial reporting for our fiscal quarter ended December 31, 2006. The conversion was not made in response to any deficiency in our internal controls. Other than ongoing modifications to our information systems, which we believe enhance our system of internal controls, there was no change in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the period covered by this report, that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II. OTHER INFORMATION

There is no information required to be reported under any items except those indicated below.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES
Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
October 1 - October 31, 2006	0	$0	0	See total

November 1 - November 30, 2006	0	$0	0	See total

December 1 - December 31, 2006	50,000	$51.17	0	See total

Total	50,000	$51.17	0	1,950,000
(1) On May 25, 2006, the Board of Directors authorized the repurchase of up to 2,000,000 shares of common stock at prevailing market prices. The authorization has no expiration date. From time to time, the Company may repurchase its common stock through plans established under Rule 10b5-1. Typically, these plans direct a broker to purchase a variable amount of shares each day (usually between 0 and 50,000) depending on the previous day's closing share price.

Item 6.	Exhibits.

10.1	Cottage Bakery, Inc. Stock Purchase Agreement dated October 18, 2006.
31.1	Certification of Kevin J. Hunt dated February 6, 2007.
31.2	Certification of David P. Skarie dated February 6, 2007.
31.3	Certification of Thomas G. Granneman dated February 6, 2007.
32	Certifications pursuant to 18 U.S.C. Section 1350 of Kevin J. Hunt, David P. Skarie and Thomas G. Granneman dated February 6, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RALCORP HOLDINGS, INC.

By: /s/ T. G. Granneman
T. G. Granneman
Duly Authorized Signatory and
Chief Accounting Officer

February 6, 2007

Exhibit Index

Exhibit         Description

10.1	Cottage Bakery, Inc. Stock Purchase Agreement dated October 18, 2006.
31.1	Certification of Kevin Hunt dated February 6, 2007.
31.2	Certification of David P. Skarie dated February 6, 2007.
31.3	Certification of Thomas G. Granneman dated February 6, 2007.
32	Certification pursuant to 18 U.S.C. Section 1350 of Kevin J. Hunt, David P. Skarie and Thomas G. Granneman dated February 6, 2007.