Form 10-Q
period 2007-03-31
RALCORP HOLDINGS INC /MO
filed 2007-05-09
CIK 1029506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007.

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO ____________.

Commission file number: 1-12619

Ralcorp Holdings, Inc.
(Exact name of registrant as specified in its charter)

Missouri	43-1766315
(State of Incorporation)	(I.R.S. Employer
Identification No.)

800 Market Street, Suite 2900
St. Louis, MO	63101
(Address of principal	(Zip Code)
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

Number of shares of Common Stock, $.01 par value, outstanding as of May 7, 2007: 27,036,528.

RALCORP HOLDINGS, INC.

(i)

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

RALCORP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
(Dollars in millions except per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006

Net Sales	$519.0	$438.7	$1,041.7	$902.7
Cost of products sold	(420.5)	(357.0)	(837.4)	(736.0)
Gross Profit	98.5	81.7	204.3	166.7
Selling, general and administrative expenses	(64.6)	(58.9)	(125.8)	(118.0)
Interest expense, net	(10.0)	(7.4)	(18.8)	(12.7)
Loss on forward sale contracts	(34.6)	(6.2)	(52.5)	(5.4)
Gain on sale of securities	-	2.6	-	2.6
(Loss) Earnings before Income Taxes
and Equity Earnings	(10.7)	11.8	7.2	33.2
Income taxes	4.3	(3.8)	(1.8)	(11.2)
(Loss) Earnings before Equity Earnings	(6.4)	8.0	5.4	22.0
Equity in earnings of Vail Resorts, Inc.,
net of related deferred income taxes	6.9	5.9	2.7	1.6
Net Earnings	$.5	$13.9	$8.1	$23.6

Earnings per Share
Basic	$.02	$.49	$.30	$.82
Diluted	$.02	$.48	$.29	$.80

See accompanying Notes to Condensed Consolidated Financial Statements.

RALCORP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollaars in millions)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006

Net Earnings	$.5	$13.9	$8.1	$23.6
Other comprehensive income	.3	1.4	.2	2.9
Comprehensive Income	$.8	$15.3	$8.3	$26.5

See accompanying Notes to Condensed Consolidated Financial Statements.

RALCORP HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in millions)

	Mar. 31,	Sept. 30,
	2007	2006
Assets
Current Assets
Cash and cash equivalents	$13.5	$19.1
Investment in Ralcorp Receivables Corporation	44.8	93.3
Receivables, net	81.2	66.8
Inventories	211.3	196.0
Deferred income taxes	4.2	5.7
Prepaid expenses and other current assets	9.8	5.5
Total Current Assets	364.8	386.4
Investment in Vail Resorts, Inc.	101.4	97.2
Property, Net	431.9	401.1
Goodwill	586.6	460.0
Other Intangible Assets, Net	275.4	142.6
Other Assets	36.3	20.2
Total Assets	$1,796.4	$1,507.5

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$113.0	$96.1
Book cash overdrafts	22.9	39.4
Other current liabilities	81.6	61.5
Total Current Liabilities	217.5	197.0
Long-term Debt	732.0	552.6
Deferred Income Taxes	51.3	81.3
Other Liabilities	307.9	200.2
Total Liabilities	1,308.7	1,031.1
Shareholders' Equity
Common stock	.3	.3
Capital in excess of par value	116.9	118.3
Common stock in treasury, at cost	(183.3)	(187.7)
Retained earnings	577.3	569.2
Accumulated other comprehensive loss	(23.5)	(23.7)
Total Shareholders' Equity	487.7	476.4
Total Liabilities and Shareholders' Equity	$1,796.4	$1,507.5

See accompanying Notes to Condensed Consolidated Financial Statements.

RALCORP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in millions)

	Six Months Ended
	March 31,
	2007	2006
Cash Flows from Operating Activities
Net earnings	$8.1	$23.6
Adjustments to reconcile net earnings to net
cash flow provided by operating activities:
Depreciation and amortization	36.7	33.6
Stock-based compensation expense	3.4	2.8
Loss on forward sale contracts	52.5	5.4
Gain on sale of securities	-	(2.6)
Equity in earnings of Vail Resorts, Inc.	(4.2)	(2.5)
Deferred income taxes	(23.1)	(5.4)
Sale of receivables, net	48.4	(3.0)
Other changes in current assets and liabilities, net
of effects of business acquisitions	(9.0)	(6.9)
Other, net	13.7	3.1
Net Cash Provided by Operating Activities	126.5	48.1

Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	(321.6)	(108.1)
Additions to property and intangible assets	(24.8)	(26.8)
Proceeds from sale of property	-	2.0
Net Cash Used by Investing Activities	(346.4)	(132.9)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	100.0	275.0
Repayment of long-term debt	(29.0)	(100.0)
Net borrowings under revolving credit arrangements	130.2	6.0
Advance proceeds from forward sale of investment	29.5	50.5
Purchases of treasury stock	(3.7)	(134.9)
Proceeds from exercise of stock options	2.3	1.2
Change in book cash overdrafts	(16.5)	(10.2)
Other, net	1.5	.5
Net Cash Provided by Financing Activities	214.3	88.1

Net (Decrease) Increase in Cash and Cash Equivalents	(5.6)	3.3
Cash and Cash Equivalents, Beginning of Period	19.1	6.2
Cash and Cash Equivalents, End of Period	$13.5	$9.5

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

NOTE 2 - ACQUISITIONS

On March 16, 2007, the Company acquired Bloomfield Bakers and its affiliate Lovin Oven L.L.C for approximately $137.3 in cash (pending a net asset settlement adjustment). Bloomfield Bakers, which will become a part of Ralcorp’s Ralston Foods business unit, is a leading manufacturer of nutritional and cereal bars and natural and organic specialty cookies, crackers, and cereals. The acquired business, which had net sales of $188 for its fiscal year ended December 31, 2006, operates two leased manufacturing facilities in Azusa and Los Alamitos, California and employs approximately 500 people. Based on a preliminary allocation of the total acquisition cost to assets acquired and liabilities assumed, the Company recorded $48.0 of goodwill as of March 31, 2007. The allocation is subject to change pending the completion of analyses necessary to determine the fair values of certain assets and liabilities (including property, intangible assets, and deferred tax items). Based on preliminary valuation estimates, the allocation included $67.0 of customer relationships subject to amortization over a weighted average amortization period of approximately 10 years.

On November 10, 2006, the Company acquired Cottage Bakery, Inc. for approximately $185.9 in cash, including $14.6 paid in January 2007 for associated real estate. Cottage Bakery, a leading manufacturer of frozen par-baked breads and frozen dough sold in the retail and foodservice channels, operates one manufacturing facility in Lodi, California and employs approximately 690 people. For its fiscal year ended June 30, 2006, Cottage Bakery had gross sales of approximately $125. The acquired business, which enhanced Ralcorp’s existing frozen bakery offerings, is reported within the Frozen Bakery Products segment. Based on a preliminary allocation of the total acquisition cost to assets acquired and liabilities assumed, the Company recorded $78.0 of goodwill as of March 31, 2007. The allocation is subject to change pending the completion of analyses necessary to determine the fair values of certain assets and liabilities (including property, intangible assets, and deferred tax items). Based on preliminary valuation estimates, the allocation included $75.0 of customer relationships subject to amortization over a weighted average amortization period of approximately 15 years.

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
	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Net sales	$557.4	$517.2	$1,135.4	$1,079.0
Net earnings	2.4	14.1	10.1	23.8
Basic earnings per share	.09	.50	.38	.83
Diluted earnings per share	.09	.49	.37	.81

NOTE 3 - PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company sponsors qualified and supplemental noncontributory defined benefit pension plans and other postretirement benefit plans for certain of its employees. The following table provides the components of net periodic benefit cost for the plans.
	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Pension Benefits
Service cost	$.7	$.6	$1.3	$1.2
Interest cost	2.8	2.6	5.6	5.2
Expected return on plan assets	(3.7)	(3.1)	(7.3)	(6.1)
Amortization of unrecognized net loss	1.0	1.2	2.1	2.3
Net periodic benefit cost	$.8	$1.3	$1.7	$2.6

Other Benefits
Service cost	$-	$.1	$.1	$.2
Interest cost	.3	.4	.6	.8
Amortization of unrecognized net loss	.1	.2	.1	.4
Net periodic benefit cost	$.4	$.7	$.8	$1.4

NOTE 4 - EARNINGS PER SHARE

The weighted-average shares outstanding for basic and diluted earnings per share were as follows (in thousands):
	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Weighted Average Shares
for Basic Earnings per Share	26,768	28,140	26,774	28,732
Dilutive effect of:
Stock options	578	489	549	508
Stock appreciation rights	68	-	47	-
Restricted stock awards	66	33	62	33
Weighted Average Shares
for Diluted Earnings per Share	27,480	28,662	27,432	29,273
Certain stock-based awards were outstanding during the three and six months ended March 31, 2007 and could potentially dilute basic earnings per share in the future, but were not included in the computation of diluted earnings per share for those periods because they were antidilutive. Those awards included 435,000 stock appreciation rights at $48.99 per share.

NOTE 5 - SALE OF RECEIVABLES

The Company has an agreement to sell, on an ongoing basis, all of the trade accounts receivable of certain of its subsidiaries to a wholly owned, bankruptcy-remote subsidiary named Ralcorp Receivables Corporation (RRC). The accounts receivable of the Frozen Bakery Products segment and the Medallion business have not been incorporated into the agreement and are not currently being sold to RRC. RRC can in turn sell up to $66.0 of ownership interests in qualifying receivables to a bank commercial paper conduit. RRC is a qualifying special purpose entity under FAS 140, and the sale of Ralcorp receivables to RRC is considered a true sale for accounting, tax and legal purposes. As of March 31, 2007, the outstanding balance of receivables (net of an allowance for doubtful accounts) sold to RRC was $93.2 and proceeds received from the conduit were $48.4, resulting in a retained interest of $44.8 reflected on the Company’s consolidated balance sheet as an “Investment in Ralcorp Receivables Corporation.” As of September 30, 2006, the outstanding balance of receivables sold to RRC was $93.3 and the Company elected not to sell any to the conduit, resulting in a subordinated retained interest of $93.3. Discounts related to the sale of receivables totaled $.7 and $.2 in the three months ended March 31, 2007 and 2006, respectively ($1.0 and $.7 for the corresponding six month periods), and are included on the statement of earnings in selling, general and administrative expenses.

NOTE 6 - INVENTORIES consisted of:
	Mar. 31,	Sept. 30,
	2007	2006
Raw materials and supplies	$96.3	$81.9
Finished products	119.0	117.2
	215.3	199.1
Allowance for obsolete inventory	(4.0)	(3.1)
	$211.3	$196.0

NOTE 7 - PROPERTY, NET consisted of:
	Mar. 31,	Sept. 30,
	2007	2006
Property at cost	$790.3	$733.9
Accumulated depreciation	(358.4)	(332.8)
	$431.9	$401.1

NOTE 8 - OTHER INTANGIBLE ASSETS, NET consisted of:
	Mar. 31,	Sept. 30,
	2007	2006
Computer software	$43.6	$43.2
Customer relationships	268.2	127.0
Trademarks	20.2	20.2
	332.0	190.4
Accumulated amortization	(56.6)	(47.8)
	$275.4	$142.6
Amortization expense related to intangible assets was:
	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Computer software	$.9	$1.0	$1.8	$1.9
Customer relationships	3.6	2.2	6.5	4.1
Trademarks	.4	.3	.7	.6
	$4.9	$3.5	$9.0	$6.6
For the intangible assets recorded as of March 31, 2007, total amortization expense of $21.8, $26.4, $25.9, $23.7, and $21.8 is scheduled for fiscal 2007, 2008, 2009, 2010, and 2011, respectively.

NOTE 9 - LONG TERM DEBT consisted of:
	March 31, 2007		September 30, 2006
	Balance	Rate	Balance	Rate
Fixed Rate Senior Notes, Series B	$ 116.0	4.24%	$ 145.0	4.24%
Fixed Rate Senior Notes, Series C	50.0	5.43%	50.0	5.43%
Fixed Rate Senior Notes, Series D	75.0	4.76%	75.0	4.76%
Fixed Rate Senior Notes, Series E	100.0	5.57%	100.0	5.57%
Fixed Rate Senior Notes, Series F	75.0	5.43%	75.0	5.43%
Floating Rate Senior Notes, Series G	50.0	5.81%	50.0	5.85%
Floating Rate Senior Notes, Series H	50.0	5.81%	50.0	5.85%
Fixed Rate Senior Notes, Series I-1	75.0	5.56%	-	n/a
Fixed Rate Senior Notes, Series I-2	25.0	5.58%	-	n/a
Industrial Development Revenue Bond	5.6	3.68%	5.6	3.77%
$150 Revolving Credit Agreement	117.1	5.88%	-	n/a
Uncommitted credit arrangements	15.0	6.25%	1.8	6.19%
Other	.1	Various	.2	Various
	753.8		552.6
Less: Current portion	(21.8)		-
	$ 732.0		$ 552.6

Approximately $54.7 of the debt outstanding at March 31, 2007 must be repaid within one year (including $29.0 of Series B, $10.7 of Series D, and the $15.0 borrowed under uncommitted credit arrangements), but $32.9 of that amount was classified as long-term based upon management’s intent to refinance it on a long-term basis and its ability to do so based on the remaining availability under the $150 Revolving Credit Agreement.

On January 18, 2007, the Company issued Fixed Rate Senior Notes, Series I, totaling $100.0 in two tranches: $75.0 at 5.56% and $25.0 at 5.58%. One third of each tranche must be repaid on January 18, 2015, 2017, and 2019. Series I is subject to the same representations, warranties, covenants, and conditions as the Company’s other Senior Notes.

NOTE 10 - FORWARD SALE CONTRACTS

During the quarter ended December 31, 2005, Ralcorp entered into a forward sale contract relating to 1.78 million shares of its Vail common stock. Under the contract, at the maturity dates (half on November 21, 2008 and half on November 22, 2010) the Company can deliver a variable number of shares of Vail stock (or cash) to the counterparty. During the quarter ended June 30, 2006, the Company entered into a similar agreement relating to 1.97 million additional shares of its Vail common stock, with maturity dates of November 18, 2009 and November 16, 2011. A third contract was entered into during the quarter ended December 31, 2006, relating to 1.2 million additional shares, with a maturity date of November 15, 2013. The calculation of the number of shares ultimately delivered will depend on the price of Vail shares at settlement and includes a price collar. Ralcorp received $50.5, $60.0, and $29.5, respectively, under the discounted advance payment feature of the contracts. Amortization of the corresponding $11.0, $15.5, and $17.6 discounts is included in “Interest expense, net” on the statement of earnings. At March 31, 2007, the fair value of the contracts was $210.0, included in “Other Liabilities” on the balance sheet. Because Ralcorp accounts for its investment in Vail Resorts using the equity method, these contracts, which are intended to hedge the future sale of those shares, are not eligible for hedge accounting. Therefore, any gains or losses on the contracts are immediately recognized in earnings.

NOTE 11 - TREASURY STOCK

During the six months ended March 31, 2007, the Company repurchased 72,500 shares of its common stock at a total cost of $3.7. As of March 31, 2007, there were 5,980,149 shares in treasury and 27,031,168 shares outstanding. As of September 30, 2006, there were 6,170,788 shares in treasury and 26,840,529 shares outstanding.

NOTE 12 - SEGMENT INFORMATION
The following tables present information about the Company’s reportable segments. Management evaluates each segment’s performance based on its profit contribution, which is profit or loss from operations before income taxes, interest, costs related to restructuring activities, and other unallocated corporate income and expenses.
	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Net Sales
Ralston Foods	$120.2	$104.9	$240.5	$217.6
Bremner	82.4	75.5	161.2	158.9
Cereals, Crackers & Cookies	202.6	180.4	401.7	376.5
Frozen Bakery Products	159.3	116.4	307.8	215.0
Dressings, Syrups, Jellies & Sauces	104.7	93.3	205.4	186.7
Snack Nuts & Candy	52.4	48.6	126.8	124.5
Total	$519.0	$438.7	$1,041.7	$902.7

Profit Contribution
Cereals, Crackers & Cookies	$16.5	$16.3	$36.4	$34.3
Frozen Bakery Products	18.0	11.7	37.7	24.8
Dressings, Syrups, Jellies & Sauces	3.2	.8	7.7	(.5)
Snack Nuts & Candy	4.0	1.3	12.2	6.8
Total segment profit contribution	41.7	30.1	94.0	65.4
Interest expense, net	(10.0)	(7.4)	(18.8)	(12.7)
Loss on forward sale contracts	(34.6)	(6.2)	(52.5)	(5.4)
Gain on sale of securities	-	2.6	-	2.6
Accelerated depreciation	-	(.5)	-	(1.1)
Systems upgrades and conversions	(.3)	(1.3)	(.3)	(2.4)
Stock-based compensation expense	(1.6)	(1.3)	(3.4)	(2.8)
Other unallocated corporate expenses	(5.9)	(4.2)	(11.8)	(10.4)
(Loss) earnings before income taxes
and equity earnings	$(10.7)	$11.8	$7.2	$33.2

Depreciation and Amortization
Cereals, Crackers & Cookies	$6.9	$6.9	$13.5	$13.8
Frozen Bakery Products	8.2	5.9	15.2	10.7
Dressings, Syrups, Jellies & Sauces	2.0	2.2	4.1	4.3
Snack Nuts & Candy	.8	.8	1.6	1.5
Corporate	1.2	1.6	2.3	3.3
Total	$19.1	$17.4	$36.7	$33.6

	Mar. 31,	Sept. 30,
	2007	2006
Assets
Cereals, Crackers & Cookies	$526.5	$374.6
Frozen Bakery Products	784.0	600.1
Dressings, Syrups, Jellies & Sauces	140.9	146.3
Snack Nuts & Candy	101.7	107.8
Total segment assets	1,553.1	1,228.8
Investment in Ralcorp Receivables Corporation	44.8	93.3
Investment in Vail Resorts, Inc.	101.4	97.2
Other unallocated corporate assets	97.1	88.2
Total	$1,796.4	$1,507.5

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and capital resources of Ralcorp Holdings, Inc. This discussion should be read in conjunction with the financial statements under Item 1 and the CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS under this Item 2. The terms “our,” “we,” “Company,” and “Ralcorp” as used herein refer to Ralcorp Holdings, Inc. and its consolidated subsidiaries. The terms “base business” and “base businesses” as used herein refer to businesses that were owned by Ralcorp (and therefore included in our operating results) for the entire duration of each of the periods presented (i.e., excluding businesses acquired since the beginning of the comparative period(s) of the prior fiscal year).

RESULTS OF OPERATIONS
Consolidated
In the first and second quarters of fiscal 2007, we continued to benefit from our acquisition strategy while experiencing organic growth in many categories. While our net sales increased and profit contribution improved in each of our business segments, our reported net earnings decreased as a result of the effects of non-cash losses on our forward sale contracts. The following table summarizes key data (in millions of dollars, except for percentage data as indicated) that we believe is important for you to note as you read the consolidated results analysis discussions below. In addition, please refer to Note 12 to the financial statements in Item 1 (on the preceding page) for data regarding net sales and profit contribution by segment.
	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2007	2006	2007	2006
Net earnings	.5	13.9	8.1	23.6
Net sales	519.0	438.7	1,041.7	902.7
Cost of products sold as % of net sales	81.0%	81.4%	80.4%	81.5%
SG&A as % of net sales	12.4%	13.4%	12.1%	13.1%
Interest expense	(10.0)	(7.4)	(18.8)	(12.7)
Loss on forward sale contracts	(34.6)	(6.2)	(52.5)	(5.4)
Effective income tax rate	40.2%	32.2%	25.0%	33.7%
Equity in earnings of Vail Resorts, Inc.	10.6	9.1	4.2	2.5

Net earnings were lower in the second quarter and first half of fiscal 2007 due primarily to non-cash losses on forward sale contracts related to our investment in Vail Resorts, Inc. Those losses reduced net earnings by approximately $22.3 million ($.81 per share) and $33.8 million ($1.23 per share) for the three and six months ended March 31, 2007, respectively, but only by approximately $4.0 million ($.14 per share) and $3.5 million ($.12 per share) for the respective periods of fiscal 2006. More importantly, earnings were positively impacted by business acquisitions, organic growth in several categories, and improved pricing, but negatively impacted by higher ingredient costs in most segments and higher interest expense. More detailed discussion and analysis of these and other factors follows.
Net sales for the second quarter and first half grew 18% and 15%, respectively, largely due to the timing of acquisitions. The approximate amounts of sales from recently acquired businesses are shown in the following table.
			Three Months Ended		Six Months Ended
			March 31,		March 31,
Business Acquired	Reporting Segment	Acquisition Date	2007	2006	2007	2006
Bloomfield Bakers	Cereals, Crackers & Cookies	March 16, 2007	$7.3	$-	$7.3	$-
Cottage Bakery	Frozen Bakery Products	November 10, 2006	29.9	-	45.5	-
Parco Foods	Frozen Bakery Products	February 7, 2006	10.9	5.9	27.3	5.9
Western Waffles	Frozen Bakery Products	November 15, 2005	22.1	19.6	40.8	28.8
			$70.2	$25.5	$120.9	$34.7

Excluding sales from those acquisitions, our net sales grew approximately 9% and 6% in those three and six month periods, respectively.
That growth was the result of volume gains, selling price increases, and favorable mix in  most  of  our  base  businesses.   Selling  prices

have been raised in a number of our product categories in an effort to cover increasing input costs. Note the “Net Sales” comparisons by segment in Note 12 in Item 1, and refer to the segment discussions below for more detailed information about factors affecting net sales.
Cost of products sold decreased as a percentage of net sales, primarily as a result of pricing improvements in several product lines, which had lagged cost increases in the prior year. The decrease was much less for the second quarter as many raw material costs, net of the impacts of our hedging and forward purchase strategies, continue to rise significantly. Compared to the corresponding periods last year, changes in unit costs raised overall ingredient and packaging costs by approximately $7.8 million for the second quarter and $12.3 million for the first half. Refer to the segment discussions below for more information.
Selling, general and administrative expenses (SG&A) increased only slightly while net sales grew significantly, reducing the ratio. This was the result of acquisition synergies, lower costs for systems upgrades and conversions, and our continuing cost containment strategies, partially offset by the effects of non-cash fair value adjustments related to equivalent shares of Company stock in our deferred compensation plans. The deferred compensation adjustments resulted in expense of $1.6 million in the second quarter this year compared to income of $.2 million last year (for a total of $1.9 million of expense through six months this year compared to income of $.4 million last year).
Interest expense increased as a result of higher average outstanding debt levels in fiscal 2007, incremental amortization of prepayment discounts on our Vail forward sale contracts, and higher rates. The increase in debt was mainly due to borrowings used to fund the Western Waffles, Parco Foods, Cottage Bakery, and Bloomfield Bakers acquisitions and the repurchase of Ralcorp stock. Due to the timing of payments received, discount amortization on our Vail forward sale contracts totaled $2.2 million and $4.0 million in the three and six months ended March 31, 2007, respectively, compared to $.7 million and $.9 million in the corresponding periods last year (see Note 10 in Item 1). The weighted average interest rate on all of the Company’s outstanding debt was 5.05% and 4.88% in the second quarter of fiscal 2007 and 2006, respectively (5.00% and 4.81% through six months of each year, respectively).
We have an agreement which gives us the ability to sell certain of our trade accounts receivable on an ongoing basis through fiscal 2007 (see Note 5 in Item 1). Discounts related to this agreement totaled $.7 million and $.2 million in the second quarters of fiscal 2007 and 2006, respectively ($1.0 million and $.7 million through six months, respectively), and are included in the consolidated statement of earnings in selling, general and administrative expenses.
Loss on forward sale contracts - Net earnings were affected by non-cash losses on our forward sale contracts related to a total of 4,950,100 of our shares of Vail Resorts, Inc. The contracts include a collar on the Vail stock price and the prepayment of proceeds at a discount (whereby Ralcorp has received a total of $140.0 million over the past eighteen months). Because Ralcorp accounts for its investment in Vail Resorts using the equity method, these contracts, which are intended to hedge the future sale of those shares, are not eligible for hedge accounting. Therefore, gains or losses on the contracts are immediately recognized in earnings. The fair value of the contracts is dependent on several variables, including the market price of Vail stock (which increased from $40.02 at September 30, 2006, to $44.82 at December 31, 2006, and $54.33 at March 31, 2007), estimated future Vail stock price volatility, interest rates, and the time remaining to the contract maturity dates. For more information on these contracts, see Note 10 in Item 1 and LIQUIDITY AND CAPITAL RESOURCES below.
Income taxes were unusual in the second quarter of fiscal 2007 because we reported a loss before income taxes and equity earnings as a result of the loss on forward sale contracts. That resulted in an income tax benefit (rather than an expense). The impact of favorable Canadian tax benefits related to the Western Waffles entities (approximately $350,000 per quarter) further increased the total tax benefit as a percentage of the loss before income taxes and equity earnings. For the first six months of fiscal 2007, pre-tax earnings were unusually low. Consequently, the Canadian tax benefits were proportionally higher and caused an abnormally large reduction in the effective tax rate. Excluding the impact of the Canadian tax benefits, effective tax rates were approximately 35.5% in each of the periods presented but are expected to increase slightly (to around 36% to 37%) for the third and fourth quarters of fiscal 2007 as a result of changes in the mix of income by state.
Equity in earnings of Vail Resorts, Inc. - Ralcorp holds approximately 19% of the outstanding common stock of Vail Resorts, Inc. (NYSE: MTN) and accounts for this investment using the equity method. Vail Resorts operates on a fiscal year ending July 31; therefore, we report our portion of Vail Resorts’ operating results on a two-month time lag. Vail Resorts’ operations are highly seasonal, typically yielding income for the second and third fiscal quarters and losses for the first and fourth fiscal quarters. Deferred taxes on these amounts are provided at approximately 35%.

Cereals, Crackers & Cookies
Excluding the $7.3 million of incremental sales from the Bloomfield acquisition, net sales in the Cereals, Crackers & Cookies segment grew 8% for the second quarter and 5% for the first half, with increases at both the Ralston Foods cereal and snacks division and the Bremner cracker and cookie division. This growth is attributable to both higher prices and volume gains. The following table shows year-over-year sales volume changes by division and product category.
	Sales Volume Change from Prior Year
	Three Months Ended	Six Months Ended
	March 31, 2007	March 31, 2007
Ralston Foods (excl. Bloomfield)
Ready-to-eat (RTE) cereal	3%	-2%
Hot cereal	-2%	3%
Snacks	4%	10%
Co-manufacturing	298%	108%
Other minor categories	-26%	-19%
Total	3%	2%

Bremner
Crackers	-2%	-8%
Cookies	10%	2%
Co-manufacturing	32%	4%
Total	5%	-3%

At Ralston Foods, incremental co-manufacturing volume generated approximately $5.0 million of the increase in second quarter net sales and $8.4 million through six months, demonstrating that co-manufacturing volumes in this segment can fluctuate significantly from period to period. In addition, new product introductions in both RTE cereal and snacks added approximately $3.1 million and $6.4 million in the respective periods. The effects of higher overall selling prices have been largely offset by small volume declines in some of our continuing product lines.
Bremner’s second quarter volume gains, combined with a favorable product mix and slightly higher pricing, increased net sales by $6.9 million (9%) from a year ago. A little over half of the incremental sales volume is attributable to new product lines. In both the cracker and cookie categories, sales volumes have shifted toward higher-priced “specialty” products. The six-month volume declines include the first quarter shortfalls in all categories. Those shortfalls were attributed to increased promotional activity by branded competitors. Despite those declines, six-month net sales improved over last year as a result of price increases executed in the second quarter of last year and the favorable product mix.
In the base businesses of the Cereals, Crackers & Cookies segment, raw material cost increases offset the favorable effects of increased sales, except in the six-month period where the relative timing of price increases and cost increases led to slightly improved profits this year. Compared to last year, higher raw material unit costs reduced profit by approximately $7.0 million and $11.3 million in the three and six months ended March 31, 2007, respectively. The most notable cost increases were in wheat and corn products, oats, rice, sugar, and soybean oil. Compared to the corresponding periods last year, co-manufacturing contributed approximately $1.2 million and $1.5 million of additional profit in this year’s second quarter and first half, respectively. The two weeks of results from the acquired Bloomfield business in March 2007 added about $.4 to the segment’s profit contribution.

Frozen Bakery Products
As detailed above, incremental sales from the recently acquired Cottage Bakery, Parco Foods, and Western Waffles businesses accounted for most of the increase in year-over-year net sales in the Frozen Bakery Products segment, while the base business grew approximately $5.5 million (6%) for the second quarter and $13.9 million (8%) for the first half due to higher volumes and some slightly improved pricing. Second quarter growth in the base business was driven by a 12% increase in its in-store bakery (ISB) channel and a 2% increase in its foodservice channel (11% and 5%, respectively, through six months). ISB saw strong volume gains in both breads and cookies, while foodservice benefited from new products and increased geographical distribution of an existing product.
The segment’s profit contribution was boosted by the recently acquired businesses and base business growth, but the effects were partially offset by higher raw material costs (primarily wheat flour, eggs, and soybean oil). Raw materials rates raised costs by about $3.3 million and $5.4 million for the three and six months ended March 31, respectively. Importantly, the Western Waffles operations achieved higher profits in the fiscal 2007 periods as a result of the closure of its production facility in Moncton, New Brunswick, at the end of fiscal 2006.

Dressings, Syrups, Jellies & Sauces
In the Dressings, Syrups, Jellies & Sauces segment, also known as Carriage House, net sales grew as a result of higher volume, price increases in response to rapidly rising costs, and a favorable product mix. The following table shows sales volume changes from the comparable period of the prior year by product category. The increase in peanut butter sales was primarily due to a February recall of a competitor’s products.
	Sales Volume Change from Prior Year
	Three Months Ended	Six Months Ended
	March 31, 2007	March 31, 2007
Preserves & jellies	7%	8%
Table syrup	10%	5%
Peanut butter	32%	14%
Mexican sauces	-1%	9%
Spoonable & pourable dressings	-2%	-1%
Other minor categories	-1%	2%
Total	8%	6%

Carriage House delivered improved profits in the three and six months ended March 31, 2007 as a result of the higher sales volumes, price increases, and favorable production costs, partially offset by higher raw material costs. Production costs were favorable due to lower energy costs and higher overhead absorption due to increased production levels. Higher raw material costs reduced profits by approximately $2.4 million for the second quarter and $2.7 million for the first half, with the most significant increases in corn sweeteners, sugar, soybean oil, peanuts, eggs, and tomato paste.

Snack Nuts & Candy
Second quarter net sales for the Snack Nuts & Candy segment, also known as Nutcracker Brands, grew 8% from last year as 11% volume growth was partially offset by the effects of changes in customer mix and some price reductions. The increased volume is particularly noteworthy in light of continued branded promotional activity which has narrowed consumer price gaps between our products and those of our branded competitors. Product mix was slightly favorable as this year’s sales shifted away from peanuts toward higher-price items such as cashews and tree nuts, reversing the change that occurred last year. Through six months, net sales and volume were up 2% from last year’s first half, as the favorable mix was offset by some price reductions.
The segment’s profit contribution for the three and six months ended March 31, 2007 was higher than last year, primarily as a result of lower costs of ingredients which were favorable by approximately $4.9 for the second quarter and $7.1 for the first half. Cashews and other tree nuts (such as almonds) were the principal drivers of this favorability, as peanut costs were slightly higher.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have funded operating needs by generating positive cash flows through operations. We expect to continue generating operating cash flows through our mix of businesses and expect that short-term and long-term liquidity requirements will be met through a combination of operating cash flows and strategic use of borrowings under committed and uncommitted credit arrangements. Capital resources remained strong at March 31, 2007, with total shareholders’ equity of $487.7 million and a long-term debt (including current maturities) to total capital (which is the total of long-term debt, including current maturities, and total shareholders’ equity) ratio of 61%, compared with corresponding figures for September 30, 2006 of $476.4 million and 54%. Working capital, excluding cash and cash equivalents, decreased to $133.8 million at March 31, 2007, from $170.3 million at September 30, 2006, primarily as a result of a $48.5 million decrease in our investment in Ralcorp Receivables Corporation and a reclassification of $21.8 million of long-term debt to current liabilities, partially offset by increases in accounts receivable and inventories due to acquisitions.
Cash provided by operating activities was $126.5 million through six months of fiscal 2007 compared to $48.1 million in last year’s first six months. This change was primarily due to cash flows related to our receivables sale agreement.  During the first half of fiscal 2007,  net proceeds received from the sale of beneficial interests in accounts receivable increased by $48.4 million, compared with a reduction in proceeds of $3.0 million a year ago. See Note 7 in Item 1 for more information about the sale of receivables. The remaining increase in operating cash flows is primarily attributable to the higher sales and improved margins of the current year.
As of March 31, 2007, Ralcorp had paid $185.9 million and $137.3 million related to the acquisitions of Cottage Bakery and Bloomfield Bakers, respectively. Capital expenditures for fiscal 2007 are expected to be approximately $50 million, of which $24.8 million was spent during the first half. As discussed below, we have adequate capacity under current borrowing arrangements to meet these cash needs.
On December 22, 2006, $29.0 million of our Fixed Rate Senior Notes, Series B, was repaid as scheduled. On December 22, 2007, another $29.0 million of Series B and $10.7 million of Series D are scheduled to be repaid. As of March 31, 2007, we were in compliance with all of our debt covenants. Most significantly, the ratio of “Total Debt” to “Adjusted EBITDA” (each term as defined in the debt agreements) was 2.6 to 1.0 at March 31, 2007, well below our most restrictive limit of 3.5 to 1.0. Total remaining availability under our $150 million revolving credit agreement and our $15 million of uncommitted credit arrangements was $32.9 million as of March 31, 2007.
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
  Cash needs in excess of our available borrowing capacity could be met through additional sales of our shares of Vail Resorts, Inc. Based on the market price of Vail stock at March 31, 2007, and excluding the 4.95 million shares already under forward sale contracts (discussed in the following paragraph), we could realize approximately $90 million in cash through the sale of this investment, net of income taxes.
During the first quarter of fiscal 2006, we entered into a forward sale contract relating to 1.78 million shares of our Vail common stock and received $50.5 million under the discounted advance payment feature of the contract. In April 2006, we entered into a similar contract relating to another 1.97 million shares and received $60.0 million, and in November 2006, we entered into a third contract relating to 1.2 million shares and received $29.5 million. These contracts operate as a hedge of the cash flows expected from the sale of Vail shares in the future. At the maturity dates in the contracts, we can deliver a variable number of shares of Vail stock to the counterparty or settle the contracts with cash. The number of shares (or amount of cash) to be delivered will depend upon the market price of Vail shares at the settlement dates. The market price of Vail shares at March 31, 2007 was $54.33. A summary of contract terms follows:

	Maximum	Minimum	Floor	Cap
Maturity Date	Shares	Shares	Price	Price
November 2008	890,000	727,157	$34.59	$42.33
November 2009	985,050	783,028	38.34	48.23
November 2010	890,000	632,551	34.59	48.67
November 2011	985,050	681,695	38.34	55.40
November 2013	1,200,000	570,825	35.29	74.19

During the first half of fiscal 2007, 72,500 shares of Ralcorp common stock were repurchased, while approximately 107,000 shares of treasury stock were issued for stock options exercised.

OUTLOOK

Within our Annual Report on Form 10-K for the year ended September 30, 2006, we provided a discussion of the outlook for Ralcorp as a whole, as well as specific factors and trends affecting each of our business segments. We believe the outlook comments contained within that document are still appropriate, except as updated by the following paragraphs.
On March 16, 2007, the Company completed the acquisition of Bloomfield Bakers and its affiliated entity, Lovin Oven. Bloomfield is a leading manufacturer of nutritional and cereal bars and natural and organic specialty cookies, crackers and cereals sold to branded businesses under co-manufacturing arrangements and to private label retail customers. Bloomfield provides the Cereals, Crackers & Cookies segment with an expanded product line of value-added products for sale to multiple customer groups.
The Company purchases significant quantities of certain ingredients (e.g., wheat flour and other grain products, soybean oil, corn syrup and sweeteners, peanuts and various tree nuts, cocoa, fruits), packaging materials (e.g., resin, glass, paper products), energy (e.g., natural gas), and transportation services. As discussed previously, the market costs of some of these items, notably wheat flour, corn products, oats, soybean oil, corrugated  paper  packaging,  and  peanuts  have  increased  significantly.   Currently,  we  estimate  that  the  net

unfavorable impact of commodity price changes on the second half of fiscal 2007 will be approximately twice the impact experienced in the first half, as lower-priced forward commodity contracts and hedge positions expire. We expect to offset the impact of these significant cost increases and maintain profitability levels by taking additional actions, including further cost reductions and pricing changes, where justified. To the extent mitigating efforts trail the impact of cost increases, or if price increases needed to cover higher input costs result in volume declines, results of operations will be negatively affected. As a result of those factors, as well as difficult comparisons due to strong profitability in the second half of last year, we anticipate that total segment profit contribution could be slightly lower in the second half of fiscal 2007, particularly in the third quarter.
In the Snack Nuts & Candy segment, the majority of the segment’s cost of products sold relates to commodities including peanuts, cashews, and tree nuts such as macadamias, pecans, and almonds. The costs of these commodities fluctuate, sometimes drastically, based upon worldwide supply and demand. These commodity fluctuations, when not accompanied by pricing changes due to competition, can result in short-term changes in the profitability of the segment. We currently have committed contracts for a large portion of certain of our commodity needs for the remainder of fiscal 2007. For that period, compared to the last six months of the prior fiscal year, we expect the segment’s average commodity costs to be slightly lower despite considerably higher estimated peanut costs.
As previously mentioned, Carriage House peanut butter sales volumes were recently helped by a February recall of a competitor’s product. It is currently unclear what long-term impact this recall will have upon Carriage House’s peanut butter sales, but we expect higher year-over-year volumes for at least the third quarter of fiscal 2007.

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
In September 2006, the SEC staff issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements," (SAB 108) in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the "roll-over" method (which focuses primarily on the impact of a misstatement on the income statement and can lead to the accumulation of misstatements in the balance sheet) and the "iron curtain" method (which focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement). SAB 108 established an approach that requires quantification of financial statement misstatements based on their effects on each of the company's financial statements and the related financial statement disclosures. This model is commonly referred to as a "dual approach" because it requires quantification of errors under both the iron curtain and the roll-over methods. Ralcorp adopted SAB 108 in connection with the preparation of its financial statements for the quarter ending December 31, 2006, with no financial statement impact.

In February 2007, the Financial Accounting Standards Board issued FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement is effective as of the beginning of Ralcorp’s 2009 fiscal year. At this time, the Company does not expect to elect the fair value option for any items.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to our critical accounting policies and estimates during the six months ended March 31, 2007.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.
Except as discussed in the following paragraphs, we believe there have been no material changes in the reported market risks faced by the Company during the six months ended March 31, 2007. For additional information, refer to Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2006.
As of March 31, 2007, a hypothetical 10% adverse change in relevant market prices would have decreased the fair value of our commodity-related derivatives portfolio, which includes futures, options, and swaps, by approximately $10.3 million. This volatility analysis ignores changes in the exposures inherent in the related hedged transactions. Because the Company does not hold or trade derivatives for speculation or profit, all changes in derivative values are effectively offset by corresponding changes in the hedged exposures.
The Company’s interest rate risk increased because debt outstanding increased by $201.2 million. For more information, see Note 9 to the financial statements included in Item 1.
As of March 31, 2007, we held foreign currency forward contracts with a total notional amount of $32.0 million and a fair value of $.1 million. A hypothetical 10% increase in the expected CAD-USD exchange rates would have reduced that fair value by $3.1 million.
As of March 31, 2007, the fair value of the total liability associated with our Vail forward sale contracts, including a contract executed in November 2006, was $210.0 million (see Note 10 to the financial statements included in Item 1). A hypothetical 10% increase in the Vail stock price would have increased the fair value of that liability by approximately $23.2 million.

Item 4.    Controls and Procedures.

                The Company’s management, with the participation of the Company’s Co-Chief Executive Officers and its Controller and Chief Accounting Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2007. Based upon that evaluation, the Co-Chief Executive Officers and the Controller and Chief Accounting Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information that is required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include those designed to ensure that information required to be disclosed is accumulated and communicated to the Company’s management, including the Company’s Co-Chief Executive Officers and its Controller and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the period covered by this report, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

There is no information required to be reported under any items except those indicated below.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
January 1 - January 31, 2007	22,500	$51.52	--	See total

February 1 - February 28, 2007	0	$0	--	See total

March 1 - March 31, 2007	0	$0	--	See total

Total	22,500	$51.52	--	1,927,500
(1) On May 25, 2006, the Board of Directors authorized the repurchase of up to 2,000,000 shares of common stock at prevailing market prices. The authorization has no expiration date. From time to time, the Company may repurchase its common stock through plans established under Rule 10b5-1. Typically, these plans direct a broker to purchase a variable amount of shares each day (usually between 0 and 50,000) depending on the previous day’s closing price.

Item 4.	Submission of Matters to a Vote of Security Holders.

On February 8, 2007, the Company held its Annual Meeting of Shareholders. The following three directors were elected for a term of three years, expiring at the Annual Meeting of Shareholders to be held in 2010, or at such other time when their successors are elected:

	Votes For	Votes Withheld
Bill G. Armstrong	24,001,939	517,973
Richard A. Liddy	24,009,017	510,895
William P. Stiritz	23,510,582	1,009,330

At the same meeting, the Company’s 2007 Incentive Stock Plan was approved:

	Votes For	Votes Against	Abstained
Approval	18,319,572	4,089,188	105,134

At the same meeting, PricewaterhouseCoopers LLP was appointed as the Company’s independent registered public accounting firm for the fiscal year ending September 30, 2007:

	Votes For	Votes Against	Abstained
Ratification	24,054,288	423,621	53,169

Item 6.	Exhibits.

31.1	302 Certification of Kevin J. Hunt (Co-CEO) dated May 9, 2007.
31.2	302 Certification of David P. Skarie (Co-CEO) dated May 9, 2007.
31.3	302 Certification of Thomas G. Granneman (Principal Financial Officer) dated May 9, 2007.
32	Certifications pursuant to 18 U.S.C. Section 1350 of Kevin J. Hunt (Co-CEO), David P. Skarie (Co-CEO) and Thomas G. Granneman (Principal Financial Officer) dated May 9, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RALCORP HOLDINGS, INC.

By: /s/ T. G. Granneman
T. G. Granneman
Duly Authorized Signatory and
Chief Accounting Officer

May 9, 2007

Exhibit Index

Exhibit                Description
31.1	302 Certification of Kevin J. Hunt (Co-CEO) dated May 9, 2007.
31.2	302 Certification of David P. Skarie (Co-CEO) dated May 9, 2007.
31.3	302 Certification of Thomas G. Granneman (Principal Financial Officer) dated May 9, 2007.
32	Certifications pursuant to 18 U.S.C. Section 1350 of Kevin J. Hunt (Co-CEO), David P. Skarie (Co-CEO) and Thomas G. Granneman (Principal Financial Officer) dated May 9, 2007.