Form 10-Q
period 2007-06-30
RALCORP HOLDINGS INC /MO
filed 2007-08-07
CIK 1029506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007.

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO ____________.

Commission file number:     1-12619

Ralcorp Holdings, Inc.
(Exact name of registrant as specified in its charter)

Missouri	43-1766315
(State of Incorporation)	(I.R.S. Employer
Identification No.)

800 Market Street, Suite 2900
St. Louis, MO	63101
(Address of principal	(Zip Code)
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
Large accelerated filer (X)	Accelerated filer ( )	Non-accelerated filer ( )

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes (  )   No (X)

Number of shares of Common Stock, $.01 par value, outstanding as of August 3, 2007:  25,943,255.

RALCORP HOLDINGS, INC.

INDEX

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Statements of Earnings	1

	Condensed Consolidated Statements of Comprehensive Income	1

	Condensed Consolidated Balance Sheets	2

	Condensed Consolidated Statements of Cash Flows	3

	Notes to Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

PART II.	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 6.	Exhibits	17

SIGNATURES		17

(i)

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements.

RALCORP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
(Dollars in millions except per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net Sales	$583.5	$462.4	$1,625.2	$1,365.1
Cost of products sold	(475.7)	(373.6)	(1,313.1)	(1,109.6)
Gross Profit	107.8	88.8	312.1	255.5
Selling, general and administrative expenses	(64.7)	(52.2)	(190.5)	(170.2)
Interest expense, net	(11.4)	(7.9)	(30.2)	(20.6)
(Loss) gain on forward sale contracts	(29.8)	3.7	(82.3)	(1.7)
Gain on sale of securities	-	-	-	2.6
Earnings before Income Taxes
and Equity Earnings	1.9	32.4	9.1	65.6
Income taxes	(.4)	(11.2)	(2.2)	(22.4)
Earnings before Equity Earnings	1.5	21.2	6.9	43.2
Equity in earnings of Vail Resorts, Inc.,
net of related deferred income taxes	10.1	9.0	12.8	10.6
Net Earnings	$11.6	$30.2	$19.7	$53.8

Earnings per Share
Basic	$.44	$1.14	$.74	$1.92
Diluted	$.43	$1.12	$.72	$1.88

See accompanying Notes to Condensed Consolidated Financial Statements.

RALCORP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in millions)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net Earnings	$11.6	$30.2	$19.7	$53.8
Other comprehensive income	9.8	3.9	10.0	6.8
Comprehensive Income	$21.4	$34.1	$29.7	$60.6

See accompanying Notes to Condensed Consolidated Financial Statements.

RALCORP HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in millions)

	June 30,	Sept. 30,
	2007	2006

Assets
Current Assets
Cash and cash equivalents	$13.5	$19.1
Investment in Ralcorp Receivables Corporation	42.4	93.3
Receivables, net	78.2	66.8
Inventories	218.1	196.0
Deferred income taxes	1.9	5.7
Prepaid expenses and other current assets	8.6	5.5
Total Current Assets	362.7	386.4
Investment in Vail Resorts, Inc.	116.9	97.2
Property, Net	459.6	401.1
Goodwill	554.9	460.0
Other Intangible Assets, Net	278.6	142.6
Other Assets	38.1	20.2
Total Assets	$1,810.8	$1,507.5

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$117.9	$96.1
Book cash overdrafts	27.7	39.4
Other current liabilities	61.5	61.5
Total Current Liabilities	207.1	197.0
Long-term Debt	766.6	552.6
Deferred Income Taxes	46.7	81.3
Other Liabilities	342.5	200.2
Total Liabilities	1,362.9	1,031.1
Shareholders' Equity
Common stock	.3	.3
Capital in excess of par value	118.8	118.3
Common stock in treasury, at cost	(246.4)	(187.7)
Retained earnings	588.9	569.2
Accumulated other comprehensive loss	(13.7)	(23.7)
Total Shareholders' Equity	447.9	476.4
Total Liabilities and Shareholders' Equity	$1,810.8	$1,507.5

See accompanying Notes to Condensed Consolidated Financial Statements.

RALCORP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in millions)
	Nine Months Ended
	June 30,
	2007	2006

Cash Flows from Operating Activities
Net earnings	$19.7	$53.8
Adjustments to reconcile net earnings to net
cash flow provided by operating activities:
Depreciation and amortization	59.0	50.5
Stock-based compensation expense	5.3	4.1
Loss on forward sale contracts	82.3	1.7
Gain on sale of securities	-	(2.6)
Equity in earnings of Vail Resorts, Inc.	(19.7)	(16.3)
Deferred income taxes	(31.1)	(.5)
Sale of receivables, net	51.2	(49.0)
Other changes in current assets and liabilities, net
of effects of business acquisitions	(4.2)	2.0
Other, net	21.9	7.3
Net Cash Provided by Operating Activities	184.4	51.0

Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	(321.2)	(109.8)
Additions to property and intangible assets	(37.8)	(40.4)
Proceeds from sale of property	.1	2.1
Proceeds from sale of securities	-	3.8
Net Cash Used by Investing Activities	(358.9)	(144.3)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	200.0	275.0
Repayment of long-term debt	(29.0)	(100.0)
Net borrowings (repayments) under revolving credit arrangements	43.0	(46.3)
Advance proceeds from forward sale of investment	29.5	110.5
Purchases of treasury stock	(67.4)	(134.9)
Proceeds from exercise of stock options	2.8	4.3
Change in book cash overdrafts	(11.7)	(9.2)
Other, net	1.7	2.1
Net Cash Provided by Financing Activities	168.9	101.5

Net (Decrease) Increase in Cash and Cash Equivalents	(5.6)	8.2
Cash and Cash Equivalents, Beginning of Period	19.1	6.2
Cash and Cash Equivalents, End of Period	$13.5	$14.4

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

NOTE 2 – ACQUISITIONS

On March 16, 2007, the Company acquired Bloomfield Bakers and its affiliate, Lovin Oven L.L.C., in a cash transaction.  The total acquisition cost was approximately $137.5, including a $.2 net asset settlement payment made in July.  Bloomfield Bakers, which has become a part of Ralcorp’s Ralston Foods business unit, is a leading manufacturer of nutritional and cereal bars and natural and organic specialty cookies, crackers, and cereals.  The acquired business, which had net sales of $188 for its fiscal year ended December 31, 2006, operates two leased manufacturing facilities in Azusa and Los Alamitos, California and employs approximately 500 people.  Based on a preliminary allocation of the total acquisition cost to assets acquired and liabilities assumed, the Company recorded $35.1 of goodwill as of June 30, 2007.  The allocation is subject to change pending the completion of analyses necessary to determine the fair values of certain assets and liabilities (including property, intangible assets, and deferred tax items).  Based on preliminary valuation estimates, the allocation included $67.0 of customer relationships subject to amortization over a weighted average amortization period of approximately 10 years.

On November 10, 2006, the Company acquired Cottage Bakery, Inc. in a cash transaction.  The total acquisition cost was approximately $185.5, including $14.6 paid in January 2007 for associated real estate.  Cottage Bakery, a leading manufacturer of frozen par-baked breads and frozen dough sold in the retail and foodservice channels, operates one manufacturing facility in Lodi, California and employs approximately 690 people.  For its fiscal year ended June 30, 2006, Cottage Bakery had gross sales of approximately $125.  The acquired business, which enhanced Ralcorp’s existing frozen bakery offerings, is reported within the Frozen Bakery Products segment.  Based on a preliminary allocation of the total acquisition cost to assets acquired and liabilities assumed, the Company recorded $56.2 of goodwill as of June 30, 2007.  The allocation is subject to change pending the completion of analyses necessary to determine the fair values of certain assets and liabilities (including intangible assets and deferred tax items).  Based on valuation estimates, the allocation included $82.8 of customer relationships and other intangibles subject to amortization over a weighted average amortization period of approximately 14 years.

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net sales	$583.5	$538.7	$1,718.9	$1,617.6
Net earnings	12.1	29.5	21.5	54.2
Basic earnings per share	.46	1.11	.80	1.93
Diluted earnings per share	.45	1.09	.78	1.89

NOTE 3 – PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company sponsors qualified and supplemental noncontributory defined benefit pension plans and other postretirement benefit plans for certain of its employees.  The following table provides the components of net periodic benefit cost for the plans.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Pension Benefits
Service cost	$.6	$.6	$1.9	$1.8
Interest cost	2.7	2.7	8.3	7.9
Expected return on plan assets	(3.6)	(3.0)	(10.9)	(9.1)
Amortization of unrecognized net loss	1.1	1.1	3.2	3.4
Net periodic benefit cost	$.8	$1.4	$2.5	$4.0

Other Benefits
Service cost	$-	$-	$.1	$.2
Interest cost	.3	.5	.9	1.3
Amortization of unrecognized net loss	-	.2	.1	.6
Net periodic benefit cost	$.3	$.7	$1.1	$2.1

NOTE 4 -- EARNINGS PER SHARE

The weighted-average shares outstanding for basic and diluted earnings per share were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Weighted Average Shares
for Basic Earnings per Share	26,304	26,515	26,617	27,993
Dilutive effect of:
Stock options	587	479	562	498
Stock appreciation rights	105	-	66	-
Restricted stock awards	71	39	65	35
Weighted Average Shares
for Diluted Earnings per Share	27,067	27,033	27,310	28,526

NOTE 5 – SALE OF RECEIVABLES

The Company has an agreement to sell, on an ongoing basis, all of the trade accounts receivable of certain of its subsidiaries to a wholly owned, bankruptcy-remote subsidiary named Ralcorp Receivables Corporation (RRC).  The accounts receivable of the Frozen Bakery Products segment and the Medallion and Bloomfield businesses have not been incorporated into the agreement and are not currently being sold to RRC.  RRC can in turn sell up to $66.0 of ownership interests in qualifying receivables to a bank commercial paper conduit.  RRC is a qualifying special purpose entity under FAS 140, and the sale of Ralcorp receivables to RRC is considered a true sale for accounting, tax and legal purposes.  As of June 30, 2007, the outstanding balance of receivables (net of an allowance for doubtful accounts) sold to RRC was $93.6 and proceeds received from the conduit were $51.2, resulting in a retained interest of $42.4 reflected on the Company’s consolidated balance sheet as an “Investment in Ralcorp Receivables Corporation.”  As of September 30, 2006, the outstanding balance of receivables sold to RRC was $93.3 and the Company elected not to sell any to the conduit, resulting in a subordinated retained interest of $93.3.  Discounts related to the sale of receivables totaled $.6 and $.1 in the three months ended June 30, 2007 and 2006, respectively ($1.6 and $.8 for the corresponding nine-month periods), and are included on the statement of earnings in selling, general and administrative expenses.

NOTE 6 -- INVENTORIES consisted of:

	June 30,	Sept. 30,
	2007	2006
Raw materials and supplies	$96.7	$81.9
Finished products	123.2	117.2
	219.9	199.1
Allowance for obsolete inventory	(1.8)	(3.1)
	$218.1	$196.0

NOTE 7 -- PROPERTY, NET consisted of:

	June 30,	Sept. 30,
	2007	2006
Property at cost	$832.2	$733.9
Accumulated depreciation	(372.6)	(332.8)
	$459.6	$401.1

NOTE 8 -- OTHER INTANGIBLE ASSETS, NET consisted of:

	June 30,	Sept. 30,
	2007	2006
Computer software	$44.7	$43.2
Customer relationships	274.9	126.7
Trademarks	20.2	20.2
Other	2.9	.3
	342.7	190.4
Accumulated amortization	(64.1)	(47.8)
	$278.6	$142.6

Amortization expense related to intangible assets was:
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Computer software	$.9	$.9	$2.8	$2.8
Customer relationships	5.8	2.2	12.2	6.3
Trademarks	.3	.3	1.0	.9
Other	.3	-	.3	-
	$7.3	$3.4	$16.3	$10.0

For the intangible assets recorded as of June 30, 2007, total amortization expense of $23.1, $28.1, $27.6, $25.3, and $22.6 is scheduled for fiscal 2007, 2008, 2009, 2010, and 2011, respectively.

NOTE 9 – LONG-TERM DEBT consisted of:

	June 30, 2007		September 30, 2006
	Balance	Rate	Balance	Rate
Fixed Rate Senior Notes, Series B	$116.0	4.24%	$145.0	4.24%
Fixed Rate Senior Notes, Series C	50.0	5.43%	50.0	5.43%
Fixed Rate Senior Notes, Series D	75.0	4.76%	75.0	4.76%
Fixed Rate Senior Notes, Series E	100.0	5.57%	100.0	5.57%
Fixed Rate Senior Notes, Series F	75.0	5.43%	75.0	5.43%
Floating Rate Senior Notes, Series G	50.0	5.81%	50.0	5.85%
Floating Rate Senior Notes, Series H	50.0	5.81%	50.0	5.85%
Fixed Rate Senior Notes, Series I-1	75.0	5.56%	-	n/a
Fixed Rate Senior Notes, Series I-2	25.0	5.58%	-	n/a
Fixed Rate Senior Notes, Series J	100.0	5.93%	-	n/a
Industrial Development Revenue Bond	5.6	3.81%	5.6	3.77%
$150 Revolving Credit Agreement	25.0	5.88%	-	n/a
Uncommitted credit arrangements	19.9	5.96%	1.8	6.19%
Other	.1	Various	.2	Various
	$766.6		$552.6

Approximately $59.7 of the debt outstanding at June 30, 2007 must be repaid within one year but was classified as long-term based upon management’s intent and ability to refinance it on a long-term basis.

On January 18, 2007, the Company issued Fixed Rate Senior Notes, Series I, totaling $100.0 in two tranches: $75.0 at 5.56% and $25.0 at 5.58%.  One third of each tranche must be repaid on January 18, 2015, 2017, and 2019.  On May 11, 2007, the Company issued Fixed Rate Senior Notes, Series J, comprised of $100.0 of 5.93% notes due in 2022.  Series I and Series J are subject to the same representations, warranties, covenants, and conditions as the Company’s other Senior Notes.

NOTE 10 – FORWARD SALE CONTRACTS

During the quarter ended December 31, 2005, Ralcorp entered into a forward sale contract relating to 1.78 million shares of its Vail common stock.  Under the contract, at the maturity dates (half on November 21, 2008 and half on November 22, 2010) the Company can deliver a variable number of shares of Vail stock (or cash) to the counterparty.  During the quarter ended June 30, 2006, the Company entered into a similar agreement relating to 1.97 million additional shares of its Vail common stock, with maturity dates of November 18, 2009 and November 16, 2011.  A third contract was entered into during the quarter ended December 31, 2006, relating to 1.2 million additional shares, with a maturity date of November 15, 2013.  The calculation of the number of shares ultimately delivered will depend on the price of Vail shares at settlement and includes a price collar.  Ralcorp received $50.5, $60.0, and $29.5, respectively, under the discounted advance payment feature of the contracts.  Amortization of the corresponding $11.0, $15.5, and $17.6 discounts is included in “Interest expense, net” on the statement of earnings.  At June 30, 2007, the fair value of the contracts was $241.9, included in “Other Liabilities” on the balance sheet.  Because Ralcorp accounts for its investment in Vail Resorts using the equity method, these contracts, which are intended to hedge the future sale of those shares, are not eligible for hedge accounting.  Therefore, any gains or losses on the contracts are immediately recognized in earnings.

NOTE 11 – TREASURY STOCK

During the nine months ended June 30, 2007, the Company repurchased 1,182,500 shares of its common stock at a total cost of $67.4.  As of June 30, 2007, there were 7,068,062 shares in treasury and 25,943,255 shares outstanding.  As of September 30, 2006, there were 6,170,788 shares in treasury and 26,840,529 shares outstanding.

NOTE 12 – SEGMENT INFORMATION

The following tables present information about the Company’s reportable segments.  Management evaluates each segment’s performance based on its profit contribution, which is profit or loss from operations before income taxes, interest, costs related to restructuring activities, and other unallocated corporate income and expenses.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net Sales
Ralston Foods	$182.0	$114.7	$422.5	$332.3
Bremner	81.0	80.4	242.2	239.3
Cereals, Crackers & Cookies	263.0	195.1	664.7	571.6
Frozen Bakery Products	149.6	111.9	457.4	326.9
Dressings, Syrups, Jellies & Sauces	109.2	102.9	314.6	289.6
Snack Nuts & Candy	61.7	52.5	188.5	177.0
Total	$583.5	$462.4	$1,625.2	$1,365.1

Profit Contribution
Cereals, Crackers & Cookies	$26.9	$20.9	$63.3	$55.2
Frozen Bakery Products	14.3	11.7	52.0	36.5
Dressings, Syrups, Jellies & Sauces	4.1	7.4	11.8	6.9
Snack Nuts & Candy	4.4	3.2	16.6	10.0
Total segment profit contribution	49.7	43.2	143.7	108.6
Interest expense, net	(11.4)	(7.9)	(30.2)	(20.6)
(Loss) gain on forward sale contracts	(29.8)	3.7	(82.3)	(1.7)
Gain on sale of securities	-	-	-	2.6
Accelerated depreciation	-	-	-	(1.1)
Systems upgrades and conversions	(.1)	(.6)	(.4)	(3.0)
Stock-based compensation expense	(1.9)	(1.3)	(5.3)	(4.1)
Other unallocated corporate expenses	(4.6)	(4.7)	(16.4)	(15.1)
Earnings before income taxes
and equity earnings	$1.9	$32.4	$9.1	$65.6

Depreciation and Amortization
Cereals, Crackers & Cookies	$9.2	$6.9	$22.7	$20.7
Frozen Bakery Products	8.9	6.2	24.1	16.9
Dressings, Syrups, Jellies & Sauces	2.1	2.1	6.2	6.4
Snack Nuts & Candy	.9	.8	2.5	2.3
Corporate	1.2	.9	3.5	4.2
Total	$22.3	$16.9	$59.0	$50.5

	June 30,	Sept. 30,
	2007	2006
Assets
Cereals, Crackers & Cookies	$526.5	$374.6
Frozen Bakery Products	786.4	600.1
Dressings, Syrups, Jellies & Sauces	142.8	146.3
Snack Nuts & Candy	104.1	107.8
Total segment assets	1,559.8	1,228.8
Investment in Ralcorp Receivables Corporation	42.4	93.3
Investment in Vail Resorts, Inc.	116.9	97.2
Other unallocated corporate assets	91.7	88.2
Total	$1,810.8	$1,507.5

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

RESULTS OF OPERATIONS

Consolidated

In the first nine months of fiscal 2007, we continued to benefit from our acquisition strategy while experiencing organic growth in many categories.  While our net sales increased and profit contribution improved in each of our segments, our reported net earnings decreased as a result of the effects of unrealized non-cash losses on our forward sale contracts.  Total segment profit contribution for the three months ended June 30, 2007 was better than anticipated because of higher than expected sales volumes (especially at the new Bloomfield business), a favorable product mix, and lower managed cost spending, and because we had underestimated the favorable impact of a competitor’s recall of peanut butter.
The following table summarizes key data (in millions of dollars, except for percentage data as indicated) that we believe is important for you to note as you read the consolidated results analysis discussions below.  In addition, please refer to Note 12 to the financial statements in Item 1 (on the preceding page) for data regarding net sales and profit contribution by segment.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net earnings	11.6	30.2	19.7	53.8
Net sales	583.5	462.4	1,625.2	1,365.1
Cost of products sold as % of net sales	81.5%	80.8%	80.8%	81.3%
SG&A as % of net sales	11.1%	11.3%	11.7%	12.5%
Interest expense	(11.4)	(7.9)	(30.2)	(20.6)
(Loss) gain on forward sale contracts	(29.8)	3.7	(82.3)	(1.7)
Gain on sale of securities	-	-	-	2.6
Effective income tax rate	21.1%	34.6%	24.2%	34.1%
Equity in earnings of Vail Resorts, Inc.	15.5	13.8	19.7	16.3

Net earnings were lower in the third quarter and first nine months of fiscal 2007 due primarily to non-cash losses on forward sale contracts related to our investment in Vail Resorts, Inc.  Those losses reduced net earnings by approximately $19.1 million ($.70 per share) and $52.7 million ($1.93 per share) for the three and nine months ended June 30, 2007, respectively.  In the third quarter of fiscal 2006, a gain on the forward sale contracts had increased net earnings by approximately $2.4 million ($.09 per share), and through nine months of fiscal 2006, net earnings included a corresponding loss of only $1.1 million ($.04 per share).  More importantly, fiscal 2007 earnings were positively impacted by business acquisitions, organic growth in several categories, and improved pricing, but negatively impacted by higher ingredient costs in most segments and higher interest expense.  More detailed discussion and analysis of these and other factors follows.

Net sales for the third quarter and first nine months grew 26% and 19%, respectively, largely due to the timing of acquisitions.  The approximate amounts of sales from recently acquired businesses are shown in the following table.

			Three Months Ended		Nine Months Ended
			June 30,		June 30,
Business Acquired	Reporting Segment	Acquisition Date	2007	2006	2007	2006
Bloomfield Bakers	Cereals, Crackers & Cookies	March 16, 2007	$62.0	$-	$69.3	$-
Cottage Bakery	Frozen Bakery Products	November 10, 2006	31.1	-	76.6	-
Parco Foods	Frozen Bakery Products	February 7, 2006	6.5	7.3	33.9	13.2
Western Waffles	Frozen Bakery Products	November 15, 2005	19.6	18.6	60.4	47.6
			$119.2	$25.9	$240.2	$60.8

Excluding sales from those acquisitions, our base business net sales grew approximately 6% in those three and nine month periods.  That growth was the result of volume gains, selling price increases, and favorable mix in most of our base businesses.  Selling prices have been raised in a number of our product categories in an effort to cover increasing input costs.  Note the “Net Sales” comparisons by segment in Note 12 in Item 1, and refer to the segment discussions below for more detailed information about factors affecting net sales.
Cost of products sold decreased as a percentage of net sales through nine months, primarily as a result of pricing improvements in several product lines, which had lagged cost increases in the prior year.  However, the percentage increased for the third quarter as many raw material costs, net of the impacts of our hedging and forward purchase strategies, continued to rise significantly and offset related selling price increases.  Compared to the corresponding periods last year, changes in unit costs raised overall ingredient and packaging costs by approximately $13.0 million for the third quarter and $25.1 million for the first nine months.  Refer to the segment discussions below for more information.
Selling, general and administrative expenses (SG&A) decreased as a percentage of net sales, especially for the nine-month period.  This was primarily the result of acquisition synergies, deferred compensation adjustments, lower costs for systems upgrades and conversions, and our continuing cost containment strategies, partially offset by the effects of increased warehousing costs, discounts related to the sale of receivables, and amortization of intangibles.  Non-cash fair value adjustments related to equivalent shares of Company stock in our deferred compensation plans resulted in income of $1.3 million in the third quarter this year compared to expense of $.5 million last year (for a nine-month total of $.6 million of expense this year and $.1 million last year).  Warehousing costs were higher due to increased production and sales quantities being moved through outside storage facilities in the Frozen Bakery Products segment.  Discounts on the sale of receivables (see Note 5 in Item 1) totaled $.6 million and $.1 million in the third quarters of fiscal 2007 and 2006, respectively ($1.6 million and $.8 million through nine months, respectively).  Amortization of intangible assets increased $3.9 million for the third quarter and $6.3 million for the nine-month period.
Interest expense increased as a result of higher average outstanding debt levels in fiscal 2007, incremental amortization of prepayment discounts on our Vail forward sale contracts, and higher rates.  The increase in debt was mainly due to borrowings used to fund the Western Waffles, Parco Foods, Cottage Bakery, and Bloomfield Bakers acquisitions and the repurchase of Ralcorp stock.  Due to the timing of payments received, discount amortization on our Vail forward sale contracts totaled $2.1 million and $6.1 million in the three and nine months ended June 30, 2007, respectively, compared to $1.3 million and $2.2 million in the corresponding periods last year (see Note 10 in Item 1).  The weighted average interest rate on all of the Company’s outstanding debt was 5.14% and 4.85% in the third quarter of fiscal 2007 and 2006, respectively (5.06% and 4.82% through nine months of each year, respectively).
Loss on forward sale contracts – Net earnings were affected by non-cash losses on our forward sale contracts related to a total of 4,950,100 of our shares of Vail Resorts, Inc.  The contracts include a collar on the Vail stock price and the prepayment of proceeds at a discount (whereby Ralcorp has received a total of $140.0 million over the past two years).  Because Ralcorp accounts for its investment in Vail Resorts using the equity method, these contracts, which are intended to hedge the future sale of those shares, are not eligible for hedge accounting.  Therefore, gains or losses on the contracts are immediately recognized in earnings.  The fair value of the contracts is dependent on several variables, including the market price of Vail stock (which increased from $40.02 at September 30, 2006, to $54.33 at March 31, 2007, and $60.87 at June 30, 2007), estimated future Vail stock price volatility, interest rates, and the time remaining to the contract maturity dates.  For more information on these contracts, see Note 10 in Item 1 and LIQUIDITY AND CAPITAL RESOURCES below.

Income taxes – For the third quarter and first nine months of fiscal 2007, pre-tax earnings were unusually low as a result of the loss on forward sale contracts.  Consequently, the Canadian tax benefits related to the Western Waffles entities (approximately $350,000 per quarter) were proportionally higher and caused an abnormally large reduction in the effective tax rate.  The Canadian tax benefits reduced the effective tax rates by approximately 16.7 and 11.8 percentage points in the three and nine months ended June 30, 2007, respectively, and approximately 0.9  and 1.4 points in the corresponding periods of fiscal 2006.  Excluding the effects of Canadian tax benefits, the base effective rate, which has been increased as a result of changes in the mix of income by state, is expected to remain slightly higher for the fourth quarter of fiscal 2007.
Equity in earnings of Vail Resorts, Inc. – Ralcorp holds approximately 19% of the outstanding common stock of Vail Resorts, Inc. (NYSE: MTN) and accounts for this investment using the equity method.  Vail Resorts operates on a fiscal year ending July 31; therefore, we report our portion of Vail Resorts’ operating results on a two-month time lag.  Vail Resorts’ operations are highly seasonal, typically yielding income for the second and third fiscal quarters and losses for the first and fourth fiscal quarters.  Deferred taxes on these amounts are provided at approximately 35%.

Cereals, Crackers & Cookies

Excluding the incremental sales from the Bloomfield acquisition, net sales in the Cereals, Crackers & Cookies segment grew 3% for the third quarter and 4% for the first nine months, with increases at both the Ralston Foods cereal and snacks division and the Bremner cracker and cookie division.  This growth is primarily attributable to higher prices, as volumes were up only slightly at Ralston Foods (with a shift toward lower priced items) and down slightly at Bremner (but with a shift toward higher priced items).  The following table shows year-over-year sales volume changes by division and product category.
	Sales Volume Change from Prior Year
	Three Months Ended	Nine Months Ended
	June 30, 2007	June 30, 2007
Ralston Foods (excl. Bloomfield)
Ready-to-eat (RTE) cereal	-2%	-2%
Hot cereal	2%	3%
Snacks	-2%	5%
Co-manufacturing	-8%	38%
Other minor categories	27%	-6%
Total	0%	1%

Bremner
Crackers	-5%	-7%
Cookies	7%	4%
Co-manufacturing	-23%	-5%
Total	-2%	-3%

At Ralston Foods, base business net sales grew $5.3 million (5%) and $20.9 million (6%) in the three and nine-month periods, respectively, largely as a result of improved pricing.  Co-manufacturing generated approximately $.6 million of the increase in third quarter net sales (despite the volume decline) and $9.0 million through nine months, demonstrating that co-manufacturing projects and volumes can fluctuate significantly from period to period.  In addition, new product introductions in RTE cereal added approximately $1.9 million and $6.1 million in the respective periods.  The effects of higher overall selling prices have been partially offset by small volume declines in some of our continuing product lines.
Despite Bremner’s overall volume declines, net sales for the quarter and nine months were $.6 million and $2.9 million (1%) higher than for the respective periods a year ago as a result of slightly higher pricing and a favorable product mix.  In both the crackers and cookies categories, sales volumes have shifted towards higher-priced “specialty” products.  The volume declines are primarily attributable to increased promotional activity by branded competitors, partially offset by incremental sales due to new product lines.
Results from the acquired Bloomfield business added about $6.7 million to the Cereals, Crackers & Cookies segment’s profit contribution in the third quarter and about $7.1 million since acquisition in March (net of intangible asset amortization of $1.9 and $2.1, respectively).  Sales and profit contribution for Bloomfield were greater than anticipated as a result of an initial volume surge related to new product introductions during the third quarter.  In the base businesses of the segment, raw material cost and production cost increases offset the favorable effects of increased sales, except in the nine-month period where the relative timing of price increases and cost increases led to slightly improved profits this year.  Compared to last year, higher raw material unit costs reduced profit by approximately $3.9 million and $15.2 million in the three and nine months ended June 30, 2007, respectively.  The most notable cost increases were in wheat and corn products, oats, rice, sugar, and soybean oil.  Compared to the corresponding periods last year, co-manufacturing contributed approximately $.4 million less profit in this year’s third quarter and $1.0 million of additional profit through nine months.

Frozen Bakery Products

As detailed above, incremental sales from the recently acquired Cottage Bakery, Parco Foods, and Western Waffles businesses accounted for most of the increase in year-over-year net sales in the Frozen Bakery Products segment, while the base business grew approximately $6.4 million (7%) for the third quarter and $20.4 million (8%) for the first nine months due to higher volumes and some slightly improved pricing.  Excluding results from Cottage Bakery, third quarter sales growth was driven by a 14% increase in its foodservice channel.  For the segment’s base business through nine months, foodservice was approximately 9% higher than last year, the in-store bakery (ISB) was up about 6%, and retail channel was up slightly.  The base foodservice volume improvement was driven by new products and increased geographical distribution of an existing product.  The year-to-date base ISB volume gains came primarily in breads, though cookie volumes were also higher.
The segment’s profit contribution was boosted by the recently acquired businesses and base business growth, but the effects were partially offset by higher raw material costs (primarily wheat flour, eggs, dairy products, and soybean oil).  Raw materials rates raised costs by about $3.5 million and $9.0 million for the three and nine months ended June 30, respectively.  Cottage Bakery contributed approximately $4.3 million of profit in the third quarter and $11.0 million since acquisition (net of intangible asset amortization of $2.0 and $4.0, respectively).  In addition, the extra 20 weeks of results from Parco and the extra 7 weeks of results from Western Waffles (both acquired during fiscal 2006) added an estimated $7.0 million of profit in the nine months ended June 30, 2007.  The Western Waffles operations also achieved higher year-over-year profit in those nine months, due in part to the closure of its production facility in Moncton, New Brunswick, at the end of fiscal 2006.

Dressings, Syrups, Jellies & Sauces

In the Dressings, Syrups, Jellies & Sauces segment, also known as Carriage House, net sales grew as a result of higher overall volume (in the nine-month period only), price increases in response to rapidly rising costs, and a favorable product mix.  The following table shows sales volume changes from the comparable periods of the prior year by product category.  The increase in peanut butter sales volume was primarily due to a February recall of a competitor’s products and amounted to approximately $5 million and $10 million of additional net sales in the third quarter and nine months, respectively.
	Sales Volume Change from Prior Year
	Three Months Ended	Nine Months Ended
	June 30, 2007	June 30, 2007
Preserves & jellies	1%	6%
Table syrup	0%	3%
Spoonable & pourable salad dressings	-12%	-5%
Peanut butter	30%	19%
Mexican sauces	1%	6%
Barbeque sauce	-2%	1%
Other minor categories	-16%	-5%
Total	-1%	3%

Carriage House delivered improved profits in the first and second quarters of fiscal 2007 compared to fiscal 2006, contributing $4.5 million and $3.2 million, respectively.  For the third quarter of fiscal 2007, the segment contributed another $4.1 million, considerably less than last year’s unusually high $7.4 million profit contribution, but resulting in a nine-month total that is $4.9 million higher than in fiscal 2006.  The profit comparisons were affected by the timing of several important price increases, raw material cost impacts, and other expenses.  Higher raw material costs reduced profits by approximately $6.6 million for the third quarter and $9.3 million for the first nine months, with the most significant increases in corn sweeteners, sugar, soybean oil, peanuts, eggs, and strawberries.

Snack Nuts & Candy

Third quarter net sales for the Snack Nuts & Candy segment, also known as Nutcracker Brands, grew 18% as 19% volume growth was partially offset by the effects of changes in product mix and some commodity-driven price reductions.  The volume increase was driven by sales to a new customer and increased distribution with existing customers.  Through nine months, sales volume was up approximately 7% from last year.
The segment’s profit contribution for the three and nine months ended June 30, 2007 was higher than last year, primarily as a result of lower costs of ingredients which were favorable by approximately $1.0 for the third quarter and $8.4 for the first nine months.  Cashews and other tree nuts (such as almonds) were the principal drivers of this favorability, as peanut costs were higher.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have funded operating needs by generating positive cash flows through operations.  We expect to continue generating operating cash flows through our mix of businesses and expect that short-term and long-term liquidity requirements will be met through a combination of operating cash flows and strategic use of borrowings under committed and uncommitted credit arrangements.  Capital resources remained strong at June 30, 2007, with total shareholders’ equity of $447.9 million and a long-term debt to total capital (which is the total of long-term debt and total shareholders’ equity) ratio of 63%, compared with corresponding figures for September 30, 2006 of $476.4 million and 54%.  Working capital, excluding cash and cash equivalents, decreased to $142.1 million at June 30, 2007, from $170.3 million at September 30, 2006, primarily as a result of a $50.9 million decrease in our investment in Ralcorp Receivables Corporation, partially offset by increases in accounts receivable and inventories due to acquisitions.
Cash provided by operating activities was $184.4 million through nine months of fiscal 2007 compared to $51.0 million in last year’s first nine months.  This change was primarily due to cash flows related to our receivables sale agreement.  During the first nine months of fiscal 2007, net proceeds received from the sale of beneficial interests in accounts receivable increased by $51.2 million, compared with a reduction in proceeds of $49.0 million a year ago.  See Note 5 in Item 1 for more information about the sale of receivables.  The remaining increase in operating cash flows is primarily attributable to the incremental cash profits from increased sales.
As of June 30, 2007, Ralcorp had paid $185.5 million and $137.3 million related to the acquisitions of Cottage Bakery and Bloomfield Bakers, respectively.  Capital expenditures for fiscal 2007 are expected to be approximately $50 million, of which $37.8 million was spent during the first nine months.  As discussed below, we have adequate capacity under current borrowing arrangements to meet these cash needs.
On December 22, 2006, $29.0 million of our Fixed Rate Senior Notes, Series B, was repaid as scheduled.  On December 22, 2007, another $29.0 million of Series B and $10.7 million of Series D are scheduled to be repaid.  As of June 30, 2007, we were in compliance with all of our debt covenants.  Most significantly, the ratio of “Total Debt” to “Adjusted EBITDA” (each term as defined in the debt agreements) was 2.7 to 1.0 at June 30, 2007, well below our most restrictive limit of 3.5 to 1.0.  Total remaining availability under our $150 million revolving credit agreement and our $30 million of uncommitted credit arrangements was $135.1 million as of June 30, 2007.
On January 18, 2007, the Company issued Fixed Rate Senior Notes, Series I, totaling $100.0 million in two tranches: $75.0 million at 5.56% and $25.0 million at 5.58%.  One third of each tranche must be repaid on January 18, 2015, 2017, and 2019.  On May 11, 2007, the Company issued Fixed Rate Senior Notes, Series J, comprised of $100.0 of 5.93% notes due in 2022.  Series I and Series J are subject to the same representations, warranties, covenants, and conditions as our other Senior Notes.  The proceeds from these private placements were used to refinance a portion of our fiscal 2007 acquisitions and increase our available borrowing capacity.
           Cash needs in excess of our available borrowing capacity could be met through additional sales of our shares of Vail Resorts, Inc.  Based on the market price of Vail stock at June 30, 2007, and excluding the 4.95 million shares already under forward sale contracts (discussed in the following paragraph), we could realize approximately $101.3 million in cash through the sale of this investment, net of income taxes.
During the first quarter of fiscal 2006, we entered into a forward sale contract relating to 1.78 million shares of our Vail common stock and received $50.5 million under the discounted advance payment feature of the contract.  In April 2006, we entered into a similar contract relating to another 1.97 million shares and received $60.0 million, and in November 2006, we entered into a third contract relating to 1.2 million shares and received $29.5 million.  These contracts operate as a hedge of the cash flows expected from the sale of Vail shares in the future.  At the maturity dates in the contracts, we can deliver a variable number of shares of Vail stock to the counterparty or settle the contracts with cash.  The number of shares (or amount of cash) to be delivered will depend upon the market price of Vail shares at the settlement dates.  The market price of Vail shares at June 30, 2007 was $60.87.  A summary of contract terms follows:

	Maximum	Minimum	Floor	Cap
Maturity Date	Shares	Shares	Price	Price
November 2008	890,000	727,157	$34.59	$42.33
November 2009	985,050	783,028	38.34	48.23
November 2010	890,000	632,551	34.59	48.67
November 2011	985,050	681,695	38.34	55.40
November 2013	1,200,000	570,825	35.29	74.19

During the first nine months of fiscal 2007, 1,182,500 shares of Ralcorp common stock were repurchased, while approximately 128,000 shares of treasury stock were issued for stock options exercised.

OUTLOOK

Within our Annual Report on Form 10-K for the year ended September 30, 2006, we provided a discussion of the outlook for Ralcorp as a whole, as well as specific factors and trends affecting each of our business segments.  We believe the outlook comments contained within that document are still appropriate, except as updated by the following paragraphs.
In the fourth quarter ending September 30, 2007, we will face higher year-over-year costs of ingredients such as wheat flour, corn products, oats, soybean oil, eggs and dairy products, and peanuts.  Currently, we estimate that the net unfavorable impact of commodity price changes on the fourth quarter will be greater than the negative impact experienced in the third quarter, as lower-priced forward commodity contracts and hedge positions expire.  Mitigating actions such as selling price changes and spending reductions may trail the impact of higher commodity costs in the fourth quarter.
All of the increase in total segment profit contribution for the third quarter of fiscal 2007 is attributable to incremental profits from the Cottage and Bloomfield acquisitions.  While we expect these businesses to continue to perform well, Bloomfield’s impact in the fourth quarter is not expected to be as great as it was in the third.
As previously mentioned, Carriage House peanut butter sales volumes have been helped by a February recall of a competitor’s product.  It is currently unclear what long-term impact this recall will have upon Carriage House’s peanut butter sales, but we expect higher year-over-year volumes for the remainder of fiscal 2007.
During the fourth quarter of fiscal 2007, the Company will complete the closure of its Frozen Bakery Products plant in Blue Island, IL and will record employee termination costs totaling approximately $.8 million.

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
In September 2006, the Financial Accounting Standards Board issued FAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” an amendment of FASB Statements No. 87, 88, 106, and 132(R), which will be effective as of the end of Ralcorp’s 2007 fiscal year.  This statement requires an entity to recognize the funded status of its defined benefit pension plans and other postretirement benefit plans on the balance sheet and to recognize changes in the funded status that arise during the period but are not recognized as components of net periodic benefit cost within other comprehensive income, net of income taxes.  FAS 158 also requires measurement of the defined benefit plan assets and obligations as of the balance sheet date.  We have historically measured plan assets and obligations at the balance sheet date and will continue to do so.  At this time, the Company cannot determine the impact of the adoption of this Statement’s recognition provisions at September 30, 2007; however, if Ralcorp had adopted this Statement as of September 30, 2006, its liabilities and accumulated other comprehensive loss would each have been $8.0 higher than reported at that date.  The adoption of this Statement will have no effect on reported net earnings or cash flows.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to our critical accounting policies and estimates during the nine months ended June 30, 2007.

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
•           Significant increases in the cost of certain commodities (e.g., wheat and other grains, peanuts, soybean oil, eggs, various tree nuts, corn syrup and other sweeteners, cocoa, fruits), packaging or energy (e.g., natural gas) used to manufacture our products, to the extent not reflected in the price of our products, could adversely impact our results.
•           If selling prices are increased to address increased costs, sales volumes could decrease.
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

•           Because the interest rates on a portion of our debt are set on a short-term basis (e.g., daily, quarterly), increases in interest rates will increase our interest expense.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Except as discussed in the following paragraphs, we believe there have been no material changes in the reported market risks faced by the Company during the nine months ended June 30, 2007.  For additional information, refer to Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2006.
As of June 30, 2007, a hypothetical 10% adverse change in relevant market prices would have decreased the fair value of our commodity-related derivatives portfolio, which includes futures, options, and swaps, by approximately $3.9 million.  This volatility analysis ignores changes in the exposures inherent in the related hedged transactions.  Because the Company does not hold or trade derivatives for speculation or profit, all changes in derivative values are effectively offset by corresponding changes in the hedged exposures.
The Company’s interest rate risk increased because debt outstanding increased by $214.0 million.  For more information, see Note 9 to the financial statements included in Item 1.
As of June 30, 2007, we held foreign currency forward contracts with a total notional amount of $16.0 million and a fair value of $1.4 million.  A hypothetical 10% increase in the expected CAD-USD exchange rates would have reduced that fair value by $1.6 million.
As of June 30, 2007, the fair value of the total liability associated with our Vail forward sale contracts, including a contract executed in November 2006, was $241.9 million (see Note 10 to the financial statements included in Item 1).  A hypothetical 10% increase in the Vail stock price would have increased the fair value of that liability by approximately $26.9 million.

Item 4.    Controls and Procedures.

The Company’s management, with the participation of the Company’s Co-Chief Executive Officers and its Controller and Chief Accounting Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2007.  Based upon that evaluation, the Co-Chief Executive Officers and the Controller and Chief Accounting Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information that is required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include those designed to ensure that information required to be disclosed is accumulated and communicated to the Company’s management, including the Company’s Co-Chief Executive Officers and its Controller and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.
There were no changes in our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the period covered by this report, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

There is no information required to be reported under any items except those indicated below.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs(1)
April 1 – April 30, 2007	0	$0	0	See total

May 1 – May 31, 2007	1,000,000	$57.49	1,000,000	See total

June 1 – June 30, 2007	110,000	$56.76	110,000	See total

Total	1,110,000	$57.42	1,110,000	817,500
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

Item 6.	Exhibits.

31.1	302 Certification of Kevin J. Hunt (Co-CEO) dated August 7, 2007.
31.2	302 Certification of David P. Skarie (Co-CEO) dated August 7, 2007.
31.3	302 Certification of Thomas G. Granneman (Principal Financial Officer) dated August 7, 2007.
32	Certifications pursuant to 18 U.S.C. Section 1350 of Kevin J. Hunt (Co-CEO), David P. Skarie (Co-CEO) and Thomas G. Granneman (Principal Financial Officer) dated August 7, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RALCORP HOLDINGS, INC.

By: /s/ T. G. Granneman
T. G. Granneman
Duly Authorized Signatory and
Chief Accounting Officer

August 7, 2007

Exhibit Index

Exhibit                      Description

31.1	302 Certification of Kevin J. Hunt (Co-CEO) dated August 7, 2007.
31.2	302 Certification of David P. Skarie (Co-CEO) dated August 7, 2007.
31.3	302 Certification of Thomas G. Granneman (Principal Financial Officer) dated August 7, 2007.
32	Certifications pursuant to 18 U.S.C. Section 1350 of Kevin J. Hunt (Co-CEO), David P. Skarie (Co-CEO) and Thomas G. Granneman (Principal Financial Officer) dated August 7, 2007.