Form 10-K
period 2007-09-30
RALCORP HOLDINGS INC /MO
filed 2007-11-29
CIK 1029506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2007
or
 [  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number  1-12619

RALCORP HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Missouri	43-1766315
(State of incorporation)	(I.R.S. Employer Identification No.)

800 Market Street, St. Louis, Missouri	63101
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code  (314) 877-7000

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.	☑ Yes ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.	☐ Yes ☑ No

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

On March 31, 2007, the aggregate market value of the Common Stock held by non-affiliates of registrant was $1,614,172,174.  Excluded from this figure is the Common Stock held by registrant’s Directors and Corporate Officers, who are the only persons known to registrant who may be considered to be its “affiliates” as defined under Rule 12b-2.

Number of shares of Common Stock, $.01 par value, outstanding as of November 28, 2007:  25,674,121.

 DOCUMENTS INCORPORATED BY REFERENCE

Registrant’s Notice of Annual Meeting and Proxy Statement relating to its 2007 Annual Meeting (to be filed), to the extent indicated in Part III.

TABLE OF CONTENTS

Cautionary Statement on Forward-Looking Statements	2

 PART I

 PART II

 PART III

 PART IV

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
•       Fluctuations in the Canadian Dollar exchange rate could result in losses in value of the Company’s net foreign currency investment in its Canadian subsidiary.
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

 PART I

ITEM 1.  BUSINESS

INTRODUCTION

Ralcorp Holdings, Inc. is a Missouri corporation incorporated on October 23, 1996.  Our principal executive offices are located at 800 Market Street, Suite 2600, St. Louis, Missouri 63101.  The terms “we,” “our,” “Company,” “Ralcorp,” and “Registrant” as used herein refer to Ralcorp Holdings, Inc. and its consolidated subsidiaries.

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

Our strategy is to grow our businesses through increased sales of existing and new products and through the acquisition of other companies.  Since 1997 we have acquired nineteen companies.  We typically pursue companies that manufacture predominantly store brand or value oriented food products.

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

RECENT BUSINESS DEVELOPMENTS

•	On November 10, 2006, we completed the acquisition of Cottage Bakeries, Inc.
•	On January 18, 2007, we issued Fixed Rate Senior Notes, Series I, totaling $100 million.
•	On March 16, 2007, we completed the acquisition of Bloomfield Bakers and its affiliate Lovin Oven L.L.C.
•
On May 11, 2007, we issued Fixed Rate Senior Notes, Series J, totaling $100 million.  Proceeds from the Series I and J Private Placements were used to refinance a portion of our fiscal 2007 acquisitions and increase our available borrowing capacity.

•	Effective October 1, 2007, we appointed David R. Wenzel and J. Patrick Mulcahy to our Board of Directors.
•
On November 15, 2007, we announced the signing of a definitive agreement with Kraft Foods Inc. to merge Post ready-to-eat cereals into Ralcorp in an all-stock transaction.  After the merger, Kraft shareholders will own approximately 54 percent and current Ralcorp shareholders will own approximately 46 percent of the combined company.  Further, we will assume approximately $960 million of debt.  The transaction is subject to customary closing conditions, including regulatory and Ralcorp shareholder approvals.  Closing is expected to occur in mid-2008.

OTHER INFORMATION PERTAINING TO THE BUSINESS OF THE COMPANY

Segments

During fiscal year 2007 our businesses were comprised of four reportable business segments: Cereals, Crackers & Cookies (consisting of Ralston Foods and Bremner, Inc.); Frozen Bakery Products; Dressings, Syrups, Jellies & Sauces (The Carriage House Companies, Inc.); and Snack Nuts & Candy (Nutcracker Brands, Inc.).  The Frozen Bakery Products segment includes Ralcorp Frozen Bakery Products, Lofthouse, Concept 2 Bakers, Parco, Western Waffles and the recently acquired Cottage Bakery, Inc. On March 16, 2007, we acquired Bloomfield Bakers and its affiliate, Lovin Oven L.L.C. and integrated them into Ralston Foods. Bloomfield Bakers is a leading manufacturer of nutritional and cereal bars and natural and organic specialty cookies, crackers, and cereals (the “Bloomfield Products”).

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

In Item 2, we have listed the principal plants operated by the Company, as well as the types of products produced at each plant.

Cereals, Crackers & Cookies

The Cereals, Crackers & Cookies segment is composed of store brand ready-to-eat and hot cereals, store brand snack mixes, corn-based snacks and the Bloomfield Products (the “Cereal and Snack Business”); and store brand and branded crackers and cookies (the “Cracker and Cookie Business”).  In fiscal 2007, these businesses accounted for approximately 65% and 35% respectively, of the Company’s Cereals, Crackers & Cookies segment sales.  These two businesses have been aggregated into a single reportable segment because they have similar economic characteristics, product ingredients, types of customers and distributions methods, and because of some shared processing.

Cereal and Snack Business

Store brand ready-to-eat cereals are currently produced at five operating facilities and presently include 40 different cereal varieties utilizing flaking, extrusion and shredding technologies.  Our Cracker and Cookie Business produces shredded wheat cereal for the Cereal and Snack Business.  Four additional cereals are produced for the Cereal and Snack Business through certain co-manufacturing arrangements (see “Contract Manufacturing” later in this Item 1).  Store brand and branded hot cereals are produced at one facility and include old-fashioned oatmeal, quick oatmeal, regular instant oatmeal, flavored instant oatmeals, farina, instant Ralston® (a branded hot wheat cereal), and 3 Minute Brand® hot cereals.  As expected, we sell far more hot cereals in cooler months.  We believe we are the largest manufacturer in the U.S. of store brand ready-to-eat and hot cereals.  In fiscal 2007, approximately 61% of this business’s net sales were in retail ready-to-eat cereals (excluding co-manufacturing), approximately 11% of its net sales were in retail hot cereals and approximately 14% of its net sales were in retail snack products.  Corn-based snacks are produced at one facility and include four types of tortilla chips, two types of corn chips and three types of extruded puffed products that are packaged under store brands and the Medallion® name. The Bloomfield Products are produced at two manufacturing facilities. A majority of these products are produced under co-manufacturing, with a smaller portion produced under more traditional store brand arrangements.

We produce cereal products based on our estimates of customer orders and consequently maintain, on average, three to five weeks’ inventory of finished products.  Our ready-to-eat and hot cereals are warehoused in and distributed through four independent distribution facilities and two of our cereal plants, and are shipped to customers principally via independent truck lines.  Our corn-based snack products are produced based on customer orders and are shipped directly to customers through independent truck lines and customer supplied trucks.  As the majority of the Bloomfield Products are produced under contract manufacturing arrangements, the related production schedule is based largely on near term forecasts provided by our contract partners. The Bloomfield Products are then shipped via independent truck lines to specific customer distribution points.  Periodically, all products related to the Cereal and Snack Business are sold through internal sales staff and independent food brokers.

Cracker and Cookie Business

We believe our Cracker and Cookie Business is currently the largest manufacturer of store brand crackers and cookies for sale in the United States.  The business also produces cookies under the Rippin’ Good® brand and crackers under the Ry Krisp® and Champagne® brands.  Management positions the Cracker and Cookie Business as a low cost, premier quality producer of a wide variety of store brand crackers and cookies.  In fiscal 2007 and solely with respect to the retail channel, approximately 55% of this business’s net sales was in crackers and approximately 45% of its net sales was in cookies.

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

Frozen Bakery Products

Our Frozen Bakery Products business operates eleven facilities, including the Cottage Bakery, Inc. acquisition.  We produce frozen griddle products such as pancakes, waffles and French toast; frozen bread products such as breads, rolls and biscuits; dessert products such as frozen cookies and frozen cookie dough, muffins, and Danishes, as well as dry mixes for bakery foods.  The segment uses a combination of both make to order and make to inventory production scheduling processes. Items with predictable volumes tend to be produced to inventory, while items with inconsistent demand are typically produced to order. The majority of the products are shipped frozen with most high volume customers serviced direct from the manufacturing site, while smaller volume items are distributed through a network of third party warehouses.

The Frozen Bakery Products segment sells products through a broker network and an internal sales staff.  Products are sold to foodservice customers such as large restaurant chains and distributors of foodservice products, retail grocery chains, and mass merchandisers.  We utilize the trademark Krusteaz® for frozen griddle products sold to retail grocery chains and mass merchandisers.  Also, we produce in-store bakery cookies under the Lofthouse®, Cascade®, and Parco® brands. During fiscal 2007, we consolidated most of our in-store bakery cookies under the Lofthouse® brand; however, we continue to use the Cascade®, and Parco® brands at a reduced level.  Sales of cookies increase significantly in anticipation of holidays.

We sell a significant amount of products to a large international chain of restaurants.  The loss of that customer would have a material adverse effect on the Frozen Bakery Products segment.

In fiscal 2007, approximately 32% of the segment’s net sales was griddle products, 29% was breads, rolls and biscuits, 27% was dessert products and 12% represents frozen dough and dry mixes. Approximately 41% of its net sales was in the foodservice channel, 43% was to in-store bakeries, and 16% was retail.

Dressings, Syrups, Jellies & Sauces

Our Dressings, Syrups, Jellies & Sauces segment currently operates four plants and produces a variety of store brand shelf-stable dressings, syrups, peanut butter, jellies, salsas and sauces, and non-alcoholic drink mixes under the Major Peters’® and JERO® brands.  The segment’s products are largely produced to order and shipped directly to customers using independent truck lines.  However, we maintain warehouses at our plants to hold several weeks’ supply of key products.  The products are sold through an internal sales staff and a broker network.  In fiscal 2007, approximately 19% of the segment’s net sales was preserves and jellies, 19% was peanut butter, 17% was table syrup, and 15% was spoonable or pourable salad dressings, with the remainder consisting of various salsas, sauces, other syrups, and drink mixes.  Approximately 87% of its net sales was to retail customers.

Due to the varied nature of branded counterparts and customer preferences, this segment produces far more variations of each type of product compared to our other segments.  At any one time, we maintain over 5,000 active SKUs in this segment.

Snack Nuts & Candy

Our Snack Nuts & Candy segment operates two plants that produce a variety of jarred, canned and bagged snack nuts and one plant that produces chocolate candy.  In October 2007, we announced the anticipated closure of our snack nut plant in Billerica, MA and the transfer of production to our remaining snack nut plant in Dothan, AL. Our snack nut and candy products are largely produced to order and shipped directly to customers; however, we maintain two warehouses where finished snack nut products are stored during peak times of demand.  Snack nuts and candy are shipped to customers through independent truck lines.  We sell our products through an internal sales staff and a broker network.  The segment produces store brand products as well as value branded products under the Nutcracker® and Flavor House® brands. Profits from the sale of snack nuts are impacted significantly by the cost of raw materials (peanuts and tree nuts).  Our chocolate candy products are positioned as premium chocolate products and not as an emulation of a branded product.  Consequently, our chocolate candy products are sold to customers who maintain premium store brand product lines.  We also produce chocolate candy for customers who use the candy as ingredients for ice cream and other products.  In fiscal 2007, approximately 84% of the segment’s net sales was nuts and approximately 13% was candy, with the remainder representing various trail and snack mixes.

Ownership of Vail Resorts, Inc.

We own shares of Vail Resorts, Inc. (Vail) common stock (approximately 19 percent of the shares outstanding as of September 30, 2007).  Additionally, two of our Directors, Messrs. Stiritz and Micheletto, are on the Vail Board of Directors.  Currently, we utilize the equity method of accounting to reflect our share of Vail’s earnings (or losses) on a non-cash basis.  On October 31, 2005, we entered into a prepaid variable forward sale contract relating to 1.78 million shares of our Vail common stock.  We entered into a second prepaid variable forward sale contract on March 22, 2006 relating to 1.97 million of our Vail common stock, and a third contract on November 6, 2006 relating to 1.2 million shares.  Under the three contracts, at the maturity dates (which range from November 2008 to November 2013) we can deliver a variable number of shares in Vail to Bank of America.  The number of shares ultimately delivered will depend on the price of Vail shares at settlement.  We obtained approximately $50.5 million, $60 million and $29.5 million, respectively, under the prepayment feature of the contracts.  The contracts do not currently impact our equity accounting method due in part to the fact that we continue to have voting rights related to the shares of Vail subject to the forward contract.

Vail’s results of operations are highly seasonal and are dependent in part on weather conditions and consumers’ discretionary spending trends.  In light of the significance of our ownership in Vail in comparison to our earnings and assets, changes in Vail’s common stock price or earnings can impact our stock price.

Trademarks

We own (or use under a license) a number of trademarks that are important to our businesses, including, Krusteaz®, Lofthouse®, Major Peters’®, Medallion®, Ry Krisp®, Rippin’ Good®, Flavor House® and Nutcracker®.

Competition

Our businesses face intense competition from large branded manufacturers and highly competitive store brand and foodservice manufacturers in each of their product lines.  Further, in some instances large branded companies presently manufacture, or in the past have manufactured, store brand products.  Top branded ready-to-eat and hot cereal competitors include Kellogg, General Mills, Kraft Foods’ Post division, Quaker Oats (owned by PepsiCo), and Malt-O-Meal.  Large branded competitors of the Cracker and Cookie Business include Nabisco (owned by Kraft) and Keebler (owned by Kellogg), which possess large portions of the branded cracker and cookie categories.  Branded competitors in the snack mix and corn-based snack categories include General Mills and Frito Lay.  The Snack Nuts & Candy segment faces significant competition from one significant branded snack nut producer, Planters (owned by Kraft).  Top branded competitors of the Dressings, Syrups, Jellies & Sauces segment include Kraft Foods, Bestfoods (owned by Unilever), Smucker’s and Heinz.  In addition, privately owned store brand manufacturers provide significant competition in all of the Company’s segments.  The Frozen Bakery Products segment faces intense competition from numerous producers of griddle, bread and cookie products, including Kellogg.

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

Customers

In fiscal 2007, Wal-Mart Stores, Inc. accounted for approximately 15% of our aggregate net sales.  Each of our reporting segments sells products to Wal-Mart.  Additionally, we sell our products to retail chains, mass merchandisers, grocery wholesalers, warehouse club stores, drug stores, restaurant chains and foodservice distributors across the country and in Canada.

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

Employees

As of September 30, 2007, we had approximately 7,800 employees, of whom approximately 7,400 were located in the United States and 400 were located in Canada.  We have entered into numerous collective bargaining agreements that we believe contain terms that are typical for the industries in which we operate.  As these agreements expire, we believe that the agreements can be renegotiated on terms satisfactory to the Company.  We believe our relations with our employees, including union employees, are good.

Raw Materials, Freight, and Energy

Our raw materials consist of ingredients and packaging materials.  Our principal ingredients are grain and grain products, flour, corn syrup, sugar, soybean oil, eggs, tomatoes and other fruits, various nuts such as peanuts and cashews, and liquid chocolate.  Our principal packaging materials are linerboard cartons, corrugated boxes, plastic bottles, plastic containers and composite cans.  We purchase raw materials from local, regional, national and international suppliers.  The cost of raw materials used in our products may fluctuate widely due to weather conditions, labor disputes, government regulations, industry consolidation, economic climate, energy shortages, transportation delays, or other unforeseen circumstances.  Presently, we do not believe any raw materials we use are in short supply.  However, the supply of raw materials can be negatively impacted by the same factors that can impact their cost.  From time to time, we will enter into supply contracts for periods up to three years to secure favorable pricing for ingredients and up to five years for packaging materials.  Most of our sales are FOB destination, where we pay freight costs to deliver our products to the customer via common carriers or our own trucks.  Freight costs are affected by both fuel prices and the availability of common carriers in the area.  We also purchase natural gas, electricity, and steam for use in our processing facilities.  Where possible, and when advantageous to the Company, we enter into purchase or other hedging contracts of up to 18 months to reduce the price volatility of these items and the cost impact upon our operations.  In fiscal 2007, ingredients, packaging, freight, and energy represented approximately 45%, 19%, 8%, and 3%, respectively, of our total cost of goods sold.

Governmental Regulation and Environmental Matters

We are subject to regulation by federal, state and local governmental entities and agencies.  As a producer of goods for human consumption, our operations must comply with stringent production and labeling standards.  From time to time, changes in regulations can lead to costly label format modifications and product formulation changes.  In the event such changes cause use of different ingredients, the cost of goods sold may increase.  In many instances we may not be able to obtain increased pricing to offset the increased cost.

Our operations, like those of similar businesses, are subject to various federal, state and local laws and regulations with respect to environmental matters, including air  quality, waste water pretreatment, storm water, waste handling and disposal, and other regulations intended to protect public health and the environment.  While it is difficult to quantify with certainty the potential financial impact of actions regarding expenditures for environmental matters and future capital expenditures for environmental control equipment, in the opinion of management, based upon the information currently available, the ultimate liability arising from such environmental matters, taking into account established accruals for estimated liabilities, should not have a material effect on our consolidated results of operations, financial position, capital expenditures or other cash flows.  In fiscal 2008, we will complete improvements to certain waste water pretreatment facilities within our Cereal, Crackers & Cookies segment.  In total, we expect to spend an estimated $1.5 million on these improvements.

Contract Manufacturing

From time to time, our segments may produce products on behalf of other companies.  Typically, such products are new branded products for which branded companies lack capacity or products of branded companies that do not have their own manufacturing operations.  In both cases, the branded companies retain ownership of the formulas and trademarks related to products we produce for them.

Contract manufacturing for branded manufacturing companies tend to be inconsistent in volume.  Often, initial orders can be significant and favorably impact a fiscal period (with respect to sales and profits) but later volume will level off or the branded company will ultimately produce the product internally and cease purchasing product from us.  Net sales under these “co-manufacturing” agreements were approximately 3.0% to 5.5% of our annual net sales for the past three years and were approximately $85 million in fiscal 2007.

With the acquisition of Bloomfield Bakers on March 16, 2007, we gained several branded customers who sell their products to various retailers but have no manufacturing operations of their own.  During the six and a half months since acquisition, sales made under this type of arrangement were approximately $81 million or 4% of our total annual net sales.

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

The primary commodities used by our businesses include sugar, oats,  wheat, soybean oil, corn sweeteners, almonds and other tree nuts, glass containers, caps and plastic packaging.  We may experience shortages in these items as a result of commodity market fluctuations, availability, increased demand, weather conditions, and natural disasters as well as other factors outside of our control.  Due to shortages, prices for these items are volatile.  Changes in the prices of our products may lag behind changes in the costs of our commodities.  Competitive pressures also may limit our ability to raise prices in response to increased raw and packaging material costs.  Accordingly, if we are unable to increase our prices to offset these costs, these costs may have a material adverse effect on our operating profits and margins.

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

The Company may not be able to effectively manage the growth from acquisitions or continue to make acquisitions at the rate at which we have been acquiring in the past.

The Company has experienced significant sales and operating profits through the acquisition of other companies.  However, acquisition opportunities may not always present themselves.  In such cases, the Company’s sales and operating profit may not continue to grow from period to period at the same rate as it has in the past.

The success of our acquisitions will depend on many factors, such as our ability to identify potential acquisition candidates, negotiate satisfactory purchase terms and our ability to successfully integrate and manage the growth from acquisitions.  Integrating the operations, financial reporting, disparate technologies and personnel of newly acquired companies, including the recently announced acquisition of the Post business from Kraft Foods Inc. (“Kraft”), involve risks.  We cannot guarantee that we will be successful or cost-effective in integrating any new businesses into our existing businesses. In fact, the process of integrating newly acquired businesses may cause interruption or slow down the operations of our existing businesses.  As a result, we may not be able to realize expected synergies or other anticipated benefits of acquisitions.

The integration of the Company’s and Post’s businesses may not be successful or anticipated benefits from the merger may not be realized.

The recently announced acquisition of the Post business is the largest and most significant acquisition the Company has undertaken. Our management will be required to devote a significant amount of time and attention to the process of integrating the operations of the Company's business and Post's business.  Due to, among other things, the size and complexity of the Post business and the activities required to separate Post's operations from Kraft's, we may be unable to integrate the Post business into our operations in an efficient, timely and effective manner, which could have a material adverse effect on the combined company's business, financial condition and results of operations.

All of the risks associated with the integration process could be exacerbated by the fact that we may not have a sufficient number of employees with needed expertise to integrate the Company’s and Post's businesses or to operate the combined company's business. Furthermore, Post offers services that we have limited experience in providing, the most significant of which are advertising and marketing services. If we do not hire or retain employees with the requisite skills and knowledge to run the combined business, it may have a material adverse effect on the Company’s business. If management is not able to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, it could have a material adverse effect on our business, financial condition and results of operations.

Even if we are able to successfully combine the two business operations, it may not be possible to realize the full benefits of the increased sales volume and other benefits that are currently expected to result from the merger, or realize these benefits within the time frame that is currently expected. The benefits of the merger may be offset by operating losses relating to changes in commodity or energy prices, or in increased competition, or by risks and uncertainties relating to the combined company's private label and branded cereal products, or an increase in operating or other costs or other difficulties.

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

Our businesses periodically enter into co-manufacturing arrangements with manufacturers of branded products.  Terms of these agreements vary but are generally for relatively short periods of time (less than two years).  Volumes produced under each of these agreements can fluctuate significantly based upon the product’s life cycle, product promotions, alternative production capacity and other factors, none of which are under our direct control.  Our future ability to enter into co-manufacturing arrangements is not guaranteed, and a decrease in current co-manufacturing levels could have a significant negative impact on sales volume.

We have a substantial amount of indebtedness which could limit financing and other options.

As of September 30, 2007, we had total debt of approximately $763.6 million.  Our level of indebtedness may limit our ability to obtain additional financing for working capital, capital expenditures or general corporate purposes.  In addition, our indebtedness may limit our flexibility to adjust to changing business and market conditions and may make us more vulnerable to a downward turn in general economic conditions.

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

Changing currency exchange rates may adversely affect earnings and financial position.

On November 15, 2005, the Company completed the purchase of Western Waffles, Ltd., a Canadian manufacturer of private label frozen griddle products.  A significant portion of Western Waffles sales are to customers in the United States and are denominated in U.S. currency, so a devaluation of the U.S. dollar relative to the Canadian dollar could result in lower earnings.  In addition, the Company’s consolidated financial statements are presented in U.S. dollars; the Company must translate its Canadian assets, liabilities, revenue and expenses into U.S. dollars at applicable exchange rates.  Consequently, fluctuations in the value of the Canadian dollar may negatively affect the value of these items in the Company’s consolidated financial statements.  To the extent the Company fails to manage its foreign currency exposure adequately, we may suffer losses in value of our net foreign currency investment and the Company’s consolidated results of operations and financial position may be negatively affected.

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

The Company may experience losses or be subject to increased funding and expenses to its qualified pension plan, which could negatively impact profits.

The Company maintains a qualified defined benefit plan.  Although the Company has frozen benefits under the plan for all administrative employees and many production employees, the Company remains obligated to ensure that the plan is funded in accordance with applicable regulations.  As of September 30, 2007, the qualified plan is fully funded pursuant to FAS 87 guidelines.  In the event the stock market deteriorates, the funds in which the Company has invested do not perform according to expectations, or the valuation of the projected benefit obligation increases due to changes in interest rates or other factors, the Company may be required to make significant cash contributions to the pension plan and recognize increased expense within its financial statements.

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

	Size	Owned/	Production
Plant Locations	(Sq. Ft.)	Leased	Lines	Products

Cereals, Crackers & Cookies
Azusa, CA	211,000	Leased	13	Cereal bars, ready-to-eat cereal, crackers and cookies
Battle Creek, MI	477,000	Owned	7	Ready-to-eat cereal
Cedar Rapids, IA	150,000	Owned	5	Hot cereal
Lancaster, OH	479,000	Owned	11	Ready-to-eat cereal
Los Alamitos, CA	96,000	Leased	5	Cereal bars
Sparks, NV	243,000	Owned	7	Ready-to-eat cereal
Newport, AR	252,000	Owned	9	Corn-based snacks
Princeton, KY	700,000	Owned	6	Crackers, cookies and ready-to-eat
				cereal
Poteau, OK	250,000	Owned	5	Crackers and cookies
Minneapolis, MN	40,000	Owned	3	Crackers
Tonawanda, NY	95,000	Owned	3	Cookies
Ripon, WI (two plants)	350,000	Owned	11	Cookies
South Beloit, IL	83,500	Owned	3	Cookies

Snack Nuts & Candy
Billerica, MA	80,000	Owned	8	Snack nuts
Dothan, AL	135,000	Leased	13	Snack nuts
Womelsdorf, PA	100,000	Owned	5	Chocolate candy

Dressings, Syrups, Jellies & Sauces
Buckner, KY	269,250	Owned	6	Syrups, jellies, salsas and sauces
Dunkirk, NY	306,000	Owned	6	Dressings, syrups and sauces
Fredonia, NY	367,000	Owned	10	Dressings, syrups, jellies, sauces,
				salsas, peanut butter and drink mixes
Streator, IL	165,000	Owned	1	Peanut butter

Frozen Bakery Products
Chicago, IL	72,000	Owned	1	Muffins and pound cakes
Fridley, MN	147,000	Owned	5	Breads, rolls and frozen cookie dough
Grand Rapids, MI	75,000	Leased	4	Breads and rolls
Kent, WA	82,000	Owned	8	Pancakes, waffles, French toast
				and custom griddle items
Lodi, CA	345,000	Leased	13	Breads, frozen dough, cakes and cookies
Louisville, KY	205,000	Owned	5	Biscuits and pancakes
Louisville, KY	130,000	Leased	3	Dry mixes and pancakes
Ogden, UT	325,000	Leased	9	Cookies
Brantford, ON, Canada	140,000	Owned	4	Pancakes and waffles
Delta, BC, Canada	65,000	Leased	4	Pancakes and waffles

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to the security holders during the fourth quarter of fiscal year 2007.

ITEM 4A.  EXECUTIVE OFFICERS OF THE REGISTRANT

Kevin J. Hunt	56
Co-Chief Executive Officer and President of the Company since September 2003; Chief Executive Officer of Bremner Food Group, Inc. and Nutcracker Brands, Inc. since November 2003. He served as Corporate Vice President of the Company from October 1995 to September 2003; President of Bremner from October 1995 to November 2003; and President of Nutcracker Brands from January 2003 to November 2003.

David P. Skarie	61
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

Thomas G. Granneman	58	Corporate Vice President and Controller since January 1999.

Charles G. Huber, Jr.	43	Corporate Vice President, General Counsel and Secretary of the Company since October 2003. He served as Vice President and Assistant General Counsel from September 2001 to October 2003.

Richard R. Koulouris	51
Corporate Vice President, and President, The Carriage House Companies, Inc. since December 1, 2006.  He served as Corporate Vice President, and President of Bremner, Inc. and Nutcracker Brands, Inc. from November 2003 to November 2006.  He also served as Vice President of Operations, Bremner from September 1995 to November 2003.

Scott Monette	46	Corporate Vice President and Treasurer since September 2001. He joined Ralcorp in January 2001 as Vice President and Treasurer.

Richard G. Scalise	53
Corporate Vice President, and President of Frozen Bakery Products since July 2005.  Prior to joining Ralcorp, Mr. Scalise was President/Chief Operating Officer of ConAgra’s Refrigerated Food Group from 2003 to 2005 and President/Chief Operating Officer of ConAgra’s Dairy Foods Group from 2000 to 2003.

Ronald D. Wilkinson	57
Corporate Vice President, and President Bremner Food Group, Inc. and Nutcracker Brands, Inc. since December 1, 2006.  He also served as Director of Product Supply of Ralston Foods from October 1996 to November 2006 and of The Carriage House Companies, Inc. from January 2003 to November 2006.  He has held the Corporate Vice President position since October 1996.

(Ages are as of December 31, 2007.)

 PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Prices and Dividends

The Company’s common stock is traded on the New York Stock Exchange under the symbol “RAH”.  There were 9,100 shareholders of record on November 28, 2007.  The Company paid a special dividend of $1.00 per share on October 22, 2004, but has no plans to pay cash dividends in the foreseeable future.  The range of high and low sale prices of Ralcorp common stock as reported by the NYSE is set forth in the table below.

	Year Ended September 30,
	2007		2006
	High	Low	High	Low
First Quarter	$52.85	$47.38	$45.10	$38.42
Second Quarter	64.64	50.61	40.35	34.30
Third Quarter	69.59	51.86	43.00	35.22
Fourth Quarter	62.80	50.53	54.16	39.80

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
July 1 -
July 31, 2007	0	$0	0	See total
August 1 -
August 31, 2007	60,000	58.33	60,000	See total
September 1 -
September 30, 2007	140,000	56.33	140,000	See total

Total	200,000	$56.93	200,000	617,500

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

Performance Graph

The following performance graph compares the changes, for the period indicated, in the cumulative total value of $100 hypothetically invested in each of (1) Ralcorp Common Stock, (b) the Russell 2000 Index, and (c) the Russell 2000 Consumer Staples Index.

Performance Graph Data

			Russell 2000
	Ralcorp	Russell 2000	Consumer Staples
	($)	Index ($)	Index ($)
9/30/2002	100.00	100.00	100.00
9/30/2003	130.23	136.51	109.38
9/30/2004	169.72	162.19	121.87
9/30/2005	201.79	191.50	149.09
9/30/2006	232.16	210.62	166.49
9/30/2007	268.70	236.65	210.59

ITEM 6.  SELECTED FINANCIAL DATA

 FIVE YEAR FINANCIAL SUMMARY
 (In millions except per share data)

	Year Ended September 30,
	2007	2006	2005	2004	2003

Statement of Earnings Data
Net sales (a)	$2,233.4	$1,850.2	$1,675.1	$1,558.4	$1,303.6
Cost of products sold	(1,819.2)	(1,497.2)	(1,339.1)	(1,237.2)	(1,045.6)
Gross profit	414.2	353.0	336.0	321.2	258.0
Selling, general and administrative expenses	(252.8)	(226.4)	(215.1)	(204.7)	(171.3)
Interest expense, net	(42.3)	(28.1)	(16.5)	(13.1)	(3.3)
Goodwill impairment loss (b)	-	-	-	-	(59.0)
Loss on forward sale contracts (c)	(87.7)	(9.8)	-	-	-
Gain on sale of securities (d)	-	2.6	-	-	-
Restructuring charges (e)	(.9)	(.1)	(2.7)	(2.4)	(14.3)
Litigation settlement income (f)	-	-	1.8	.9	14.6
Earnings before income taxes and equity earnings	30.5	91.2	103.5	101.9	24.7
Income taxes	(7.5)	(29.9)	(36.6)	(37.2)	(16.9)
Equity in earnings (loss) of Vail Resorts, Inc.,
net of related deferred income taxes (g)	8.9	7.0	4.5	.4	(.4)
Net earnings	$31.9	$68.3	$71.4	$65.1	$7.4
Earnings per share:
Basic	$1.20	$2.46	$2.41	$2.22	$0.25
Diluted	$1.17	$2.41	$2.34	$2.17	$0.25
Weighted average shares outstanding:
Basic	26.4	27.7	29.6	29.2	29.3
Diluted	27.1	28.2	30.4	29.9	29.7

Balance Sheet Data
Cash and cash equivalents	$9.9	$19.1	$6.2	$23.7	$29.0
Working capital (excl. cash and cash equivalents)	165.3	170.3	92.4	107.3	84.2
Total assets	1,853.1	1,507.5	1,269.5	1,221.6	794.3
Long-term debt	763.6	552.6	422.0	425.7	155.9
Other long-term liabilities	382.6	281.5	157.8	152.4	95.0
Shareholders' equity	483.4	476.4	518.3	444.2	412.7

Other Data
Cash provided (used) by:
Operating activities	$214.2	$52.8	$161.0	$78.7	$101.0
Investing activities	(383.4)	(162.2)	(156.3)	(365.5)	(30.7)
Financing activities	160.0	122.3	(22.2)	281.5	(44.5)
Depreciation and amortization	82.4	66.8	55.8	47.5	38.7
Dividends declared per share	$-	$-	$-	$1.00	$-

(a)
In 2007, Ralcorp acquired Cottage Bakery Inc., Bloomfield Bakers, and Pastries Plus of Utah, Inc.  In 2006, Ralcorp acquired Western Waffles Ltd. and Parco Foods L.L.C.  In 2005, Ralcorp acquired Medallion Foods, Inc. In 2004, Ralcorp acquired Value Added Bakery Holding Company (Bakery Chef) and Concept 2 Bakers.  For more information about the 2007, 2006, and 2005 acquisitions, see Note 2 to the financial statements in Item 8.

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

(e)
For information about the 2007, 2006, and 2005 restructuring charges, see Note 3 to the financial statements in Item 8. In 2004, charges were due to the closing of the Kansas City, KS plant.  In 2003, charges were due to the reduction of operations in Streator, IL, the sale of the ketchup and tomato paste businesses, and the relocation of in-store bakery production.

(f)	The Company received payments in settlement of legal claims, primarily related to antitrust litigation, which are shown net of related expenses.

(g)	In 2003, Ralcorp adjusted its equity earnings to reflect the cumulative effect of earnings restatements made by Vail Resorts, Inc.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and capital resources of Ralcorp Holdings, Inc.  This discussion should be read in conjunction with the financial statements under Item 8, especially the segment information in Note 19, and the “Cautionary Statement on Forward-Looking Statements” on page 2. The terms “we,” “our,” “Company,” and “Ralcorp” as used herein refer to Ralcorp Holdings, Inc. and its consolidated subsidiaries.  The terms “base business” and “base businesses” as used herein refer to businesses that were owned by Ralcorp (and therefore included in our operating results) for the entire duration of each of the periods being compared (i.e., excluding businesses acquired since the beginning of the prior fiscal year). We have included financial measures for our base businesses (such as sales growth excluding acquisitions) because they provide useful and comparable trend information regarding the results of those businesses without the effects of incremental results from recent acquisitions.

 RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 1 for a discussion regarding the recently issued accounting standards, including Statement of Financial Accounting Standards (FAS) No. 123 (revised), FASB Interpretation No. 48, FAS 157, FAS 158, Staff Accounting Bulletin No. 108, and FAS 159.

 RESULTS OF OPERATIONS

Consolidated

Fiscal 2007, like 2006, was a challenging year as we faced increasingly intense raw materials cost pressures in most of our reporting segments.  We continue to benefit from our acquisition strategy while experiencing organic growth in many categories.  While our net sales increased, our reported net earnings decreased as a result of the effects of a non-cash loss on our forward sale contracts.  The following table summarizes key data (in millions of dollars, except for percentage data as indicated) for the past three years that we believe is important for you to note as you read the consolidated results analysis discussions below.  In addition, please refer to Note 19 for data regarding net sales and profit contribution by segment.

	2007	2006	2005
Net earnings	31.9	68.3	71.4
Net sales	2,233.4	1,850.2	1,675.1
Cost of products sold as a percentage of net sales	81.5%	80.9%	79.9%
SG&A as a percentage of net sales	11.3%	12.2%	12.8%
Interest expense	42.3	28.1	16.5
Loss on forward sale contracts	87.7	9.8	-
Gain on sale of securities	-	2.6	-
Restructuring charges	.9	.1	2.7
Litigation settlement income	-	-	1.8
Effective income tax rate	24.6%	32.8%	35.4%
Equity in earnings of Vail Resorts, Inc.	13.6	10.8	6.9

Net Earnings  Earnings have been positively impacted by business acquisitions, organic growth, and improved earnings from our investment in Vail Resorts, Inc., but negatively impacted by cost increases and the loss on our Vail forward sale contracts.   More detailed discussion and analysis of these and other factors follows.

Net Sales  Net sales grew $175.1 million (10%) from 2005 to 2006 and $383.2 million (21%) from 2006 to 2007. Most of the increases in net sales is attributable to the timing of business acquisitions.  The following table shows the approximate amount of sales derived from recent acquisitions (in millions of dollars).

Business Acquired	Reporting Segment	Acquisition Date	2007	2006	2005
Pastries Plus	Frozen Bakery Products	August 14, 2007	$1	$-	$-
Bloomfield Bakers	Cereal, Crackers & Cookies	March 17, 2007	130	-	-
Cottage Bakery	Frozen Bakery Products	November 11, 2006	108	-	-
Parco Foods	Frozen Bakery Products	February 7, 2006	40	24	-
Western Waffles	Frozen Bakery Products	November 15, 2005	82	67	-
Medallion Foods	Cereal, Crackers & Cookies	June 22, 2005	55	51	13

Excluding sales from the fiscal 2005 and 2006 acquisitions, our net sales grew by 3% from 2005 to 2006, and excluding sales from the fiscal 2006 and 2007 acquisitions, our net sales grew by 6% from 2006 to 2007.  This base business growth is attributable to both improved selling prices and overall volume gains.  We further describe these and other factors affecting net sales in the segment discussions below.

Operating Expenses  Cost of products sold as a percentage of net sales has been increasing as input costs rapidly increased, partially offset by the effects of related (but delayed) selling price increases.  Key input costs include raw materials (ingredients and packaging), freight (outbound rates and fuel surcharges), and energy (primarily natural gas and electricity).  The following table shows the estimated year-over-year gross impacts (in millions) of the higher per unit costs (or rates) of these cost components by reportable segment.  After rising in fiscal 2006, our energy costs did not change significantly from 2006 to 2007.

	2007 vs 2006		2006 vs 2005
	Raw Materials	Outbound Freight	Raw Materials	Outbound Freight	Energy
Cereals, Crackers & Cookies	$24.2	$(2.5)	$5.6	$4.9	$6.0
Frozen Bakery Products	14.8	(.4)	5.3	1.8	.7
Dressings, Syrups, Jellies & Sauces	15.9	(1.8)	9.1	3.8	1.8
Snack Nuts & Candy	(7.5)	.2	5.0	.5	.4
	$47.4	$(4.5)	$25.0	$11.0	$8.9

As a result of our sales growth, our continuing cost containment efforts, cost reduction efforts in response to the rising costs noted above, and synergies from integrating functions among our businesses, we have reduced our selling, general, and administrative (SG&A) percentage.  SG&A was also impacted by expenses associated with the implementation of large-scale information systems projects and stock-based compensation expense.  The systems project costs amounted to $.5 million in 2007, $3.4 million in 2006, and $7.0 million in 2005, but that decline was offset by increases in stock-based compensation expense, which was $8.2 million in 2007, $5.7 million in 2006, and $.7 million in 2005.

Again, refer to the segment discussions below for other factors affecting cost of products sold and SG&A expenses.  In addition, refer to our policy regarding cost of products sold in Note 1 because our gross profit percentages may not be comparable to those of other companies who report cost of products sold on a different basis.

Interest Expense, Net  Net interest expense has increased primarily as a result of changing debt levels and interest rates, but in fiscal 2007 and 2006, it also includes $8.3 and $3.7 million, respectively, of discount amortization related to our Vail forward sale contracts.  Long-term debt rose from $425.7 million at the beginning of fiscal 2005 to $763.6 million at the end of fiscal 2007.  The weighted average interest rate on all of the Company’s outstanding debt was 5.1% in 2007, 4.8% in 2006, and 4.5% in 2005.  For more information about our long-term debt, see Note 14. For more information about the Vail forward sale contracts, see “Loss on Forward Sale Contracts” and “LIQUIDITY AND CAPITAL RESOURCES” below, as well as Note 7.  Refer to Note 11 for information about our agreement to sell our trade accounts receivable on an ongoing basis, including amounts of related discounts reported in SG&A.

Loss on Forward Sale Contracts  Net earnings were affected by non-cash losses on forward sale contracts, executed November 22, 2005, April 19, 2006, and November 6, 2006, related to a total of 4,950,100 of our shares of Vail Resorts, Inc.  The contracts include a collar on the Vail stock price and the prepayment of proceeds at a discount (whereby Ralcorp received a total of $140.0 million).  Because Ralcorp accounts for its investment in Vail Resorts using the equity method, these contracts, which are intended to hedge the future sale of those shares, are not eligible for hedge accounting.  Therefore, gains or losses on the contracts are immediately recognized in earnings.  For more information on these contracts, see “LIQUIDITY AND CAPITAL RESOURCES” below, as well as Note 7.

Gain on Sale of Securities  On March 21, 2006, we sold 100,000 of our shares of Vail Resorts for a total of $3.8 million.  The shares had a carrying value of $1.2 million, so the transaction resulted in a $2.6 million gain.

Restructuring Charges  In fiscal 2007, we closed our plant in Blue Island, IL, terminating 86 employees, and moved production to other facilities within the Frozen Bakery Products segment.  In addition to employee termination benefits, charges for this project included costs to clean up the facility and a charge to write-off remaining inventories.  Annual cost savings from this project (net of certain increased costs and lost sales) are estimated to be approximately $1 million.

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

Litigation Settlement Income  We received payments in fiscal 2005 in settlement of certain claims related to antitrust litigation.

Income Taxes  The 2007 effective tax rate was reduced by the effect of approximately $1.9 million related to favorable resolutions of uncertain tax positions and adjustments to the related reserve, as well as the effects of other tax adjustments.  Both the 2007 and 2006 effective rate were reduced by the effect of the new “Domestic Production Activities Deduction”, which provides a federal deduction of 3% of the book income from our production activities in the U.S. (i.e., excluding equity method earnings and other gains or losses related to our investment in Vail Resorts, Inc., and excluding our Canadian operations).  The 2006 effective tax rate also included the effect of approximately $1.2 million related to favorable resolutions of uncertain tax positions and favorable Canadian tax benefits related to the Western Waffles entities.  The 2005 effective rate included the effect of approximately $1.2 million related to favorable resolutions of uncertain tax positions.  The effective rate has also been affected by changes in our business mix which affect state tax provisions. Note that all the tax adjustments discussed above had a greater effect on the rate in 2007 because pre-tax income was significantly reduced by the loss on forward sale contracts. See Note 5 for more information about income taxes.

Equity in Earnings of Vail Resorts, Inc.  As noted previously, earnings from our investment in Vail Resorts (NYSE ticker: MTN) improved over the past three years.  See Note 6 for more information about this equity investment.

Cereals, Crackers & Cookies

Because the Cereals, Crackers & Cookies segment consists of two of our divisions, we will discuss the year-over-year comparisons separately for fiscal 2007 versus 2006 and fiscal 2006 versus 2005 to improve readability.  Volume changes are summarized in the following table (note that co-manufacturing was approximately 4% and 7% of total 2007 sales volume for Ralston Foods and Bremner, respectively):

	Sales Volume Change
	from Prior Year
	2007	2006
	(excluding	(excluding
	Bloomfield)	Medallion)
Ralston Foods
Ready-to-eat (RTE) cereal	-1%	1%
Hot cereal	3%	0%
Snacks	5%	55%
Co-manufacturing	24%	28%
Other minor categories	-5%	-3%
Total	1%	2%

Bremner
Crackers	-8%	-3%
Cookies	3%	-5%
Co-manufacturing	-9%	-20%
Total	-4%	-6%

Fiscal 2007 vs. Fiscal 2006

Net sales in the Cereals, Crackers & Cookies segment grew $157.4 million (20%) for fiscal 2007. Excluding the incremental sales from the Bloomfield acquisition (as shown on page 20), net sales in the segment grew 4%.  This growth is primarily attributable to higher prices, raised in an effort to offset increasing input costs.  At Ralston Foods, base business net sales were up 6% for the year.  RTE sales were helped by several new product introductions, accounting for approximately $8.5 million for the year, but that effect was partially offset by declines in sales of other products.  Co-manufacturing at Ralston Foods generated approximately $10.3 million of the increase in net sales.  At Bremner, overall sales volume declines were partially offset by the effects of price increases and a favorable product mix.  Most of Bremner’s volume shortfalls can be attributed to increased promotional activity by branded competitors, partially offset by incremental sales due to new product lines.  Bremner’s new product offerings added approximately $6.1 million of net sales, and the product mix shift to higher-priced items had an impact of approximately $5 million.

Results from the acquired Bloomfield business added about $10.2 million to the Cereals, Crackers & Cookies segment’s profit contribution since acquisition in March (net of intangible asset amortization of $4.1 million).  In the base businesses of the segment, the combined negative effects of higher raw material costs (as shown on page 20), lower overall volumes, and production cost increases were only partially offset by the favorable effects of increased selling prices and lower freight rates.  The most notable cost increases were in wheat and corn products, oats, rice, sugar, and soybean oil.

Fiscal 2006 vs. Fiscal 2005

For the year ended September 30, 2006, net sales for the Cereals, Crackers & Cookies segment were up 8% from fiscal 2005, as Ralston Foods grew $62.5 million and Bremner declined $2.1 million.  Ralston Foods benefited from a full year of results from Medallion (as shown on page 20), but also had strong cereal business growth (about 6%), primarily as a result of higher average selling prices.  The volume declines at Bremner were largely offset by the effects of price increases and improved product mix.

The segment’s profit contribution improved 12% to $77.6 million.  The extra nine months of results from Medallion added approximately $4.4 million (net of $1.9 million of intangible asset amortization in those nine months), while the positive impact of higher net sales in the base business was partially offset by the negative effects of higher energy, raw materials, and freight costs (as shown on page 20).  Specific commodities with higher costs included oats, rice, sugar, wheat, tree nuts, and raisins.  Approximately $3.0 million of the improvement in segment profit contribution was the result of a change in the allocations of certain shared management costs between the

Bremner division and the Snack Nuts & Candy segment to better reflect the proportion of benefits received by each division.

Frozen Bakery Products

Net sales of the Frozen Bakery Products segment have grown from $334.8 million in 2005 to $442.8 million in 2006 (a 32% increase) and $619.6 million in 2007 (a 40% increase over 2006), largely as a result of acquisitions (as shown on page 20).  However, base business sales grew about 9% for 2007 due to higher volumes and some slightly improved pricing.  By sales channel, that growth came from an 11% increase in foodservice, a 6% increase in ISB, and an 8% increase in retail.  The base foodservice volume improvement came from new products and increased distribution of existing products.  The base ISB volume gains were driven primarily by breads, though cookie volumes were also higher.  In the base retail business, incremental sales of private label waffles accounted for most of the growth.  Comparing 2006 to 2005, most of the segment’s $16 million base business growth was the result of a strong 7% increase in the foodservice channel, as the base retail channel was up nearly $5 million (32%) and base ISB was down about $2 million (2%) for the year.  The foodservice and retail growth in 2006 was a result of both higher volumes and slightly improved pricing, while the ISB decline was due to a drop in cookie sales, partially offset by higher bread sales.

The segment’s profit contribution was $49.3 million, $50.6 million, and $70.4 million in fiscal 2005, 2006, and 2007, respectively.  Again, most of this improvement was due to the timing of acquisitions.  Western Waffles and Parco added approximately $3.7 million in 2006, and the extra 20 weeks of results from Parco and the extra 7 weeks of results from Western Waffles added an estimated $7 million of profit in 2007.  Cottage Bakery contributed approximately $15.6 million of profit since acquisition (net of intangible asset amortization of $5.9 million). In 2007, profit contribution from the segment’s base businesses was reduced by significantly higher raw material costs (as shown on page 20), slightly higher manufacturing costs, and higher warehousing costs, slightly offset by the base business sales growth.  The most significantly affected ingredients were wheat flour, eggs and dairy products, and soybean oil.  Excluding the $3.7 million from acquisitions, the segment’s base business profit contribution for 2006 was $2.4 million lower than in 2005 as the effects of strong sales growth were more than offset by the higher costs of raw materials, freight, and energy (as shown on page 20).  In addition, Frozen Bakery Products incurred about $1.2 million of expenses in fiscal 2006 related to the start-up of a new production line, which improved the flexibility of our operations.

Dressings, Syrups, Jellies & Sauces

Our Dressings, Syrups, Jellies & Sauces segment’s net sales rose 9% in 2007, after remaining flat for several years.  The segment realized improved pricing and slightly favorable product mix in both 2006 and 2007, and sales volumes changed as follows:
	Sales Volume Change
	from Prior Year
	2007	2006
Table syrups	4%	-2%
Preserves & jellies	5%	0%
Spoonable & pourable dressings	-3%	-10%
Peanut butter	24%	2%
Other minor categories	-2%	-3%
Total	4%	-3%

For fiscal 2007, the increase in peanut butter sales volume was primarily due to a February recall of a competitor’s products and amounted to approximately $15 million of additional net sales.  For fiscal 2006, the overall decrease in volume was due in part to the effects of the City of Industry plant closure at the end of fiscal 2005, industry softness in most Carriage House product categories, and the loss of certain product lines with a few customers in competitive bids.

The segment’s profit contribution also improved in 2007 (after being unchanged for several years), primarily because the effects of selling price increases were slightly greater than the effects of raw material cost increases (shown on page 20), the incremental volume provided incremental profit, and freight rates were lower than last year.  Those net benefits were partially offset by higher production overhead costs and the effect of a $1.6 million property tax refund in 2006.  The raw material cost impacts came from corn sweeteners, sugar, soybean oil, peanuts, eggs, fruits, tomato paste, and plastic and glass containers. For fiscal 2006 compared to 2005, higher costs were largely offset by improved selling prices, approximately $2.5 million of net cost savings from the closure of the City of Industry plant, and the property tax refund.

Snack Nuts & Candy

Net sales for the Snack Nuts & Candy segment increased 6% in fiscal 2007 and 3% in fiscal 2006.  For 2007, the growth was primarily the result of increased sales volume, as the effect of a shift toward higher-priced items was largely offset by an overall net decrease in selling prices.  In 2006, the growth was the result of both increased volume (primarily attributable to a new retail customer) and higher prices.  Volume changes were as follows:

	Sales Volume Change
	from Prior Year
	2007	2006
Nuts	5%	1%
Candy	-3%	-1%
Other minor categories	93%	47%
Total	5%	2%

For fiscal 2007, the segment’s profit contribution was up $4.7 million, as the effects of favorable raw material costs (shown on page 20) and volume (approximately $2.0 million) were only partially offset by the effects of higher production costs, an unfavorable product mix, price decreases, and higher freight rates. Fiscal 2006 profit contribution decreased $4.7 million, partially as a result of unfavorable costs of raw materials (primarily almonds and other tree nuts), freight, and energy (as shown on page 20).  In addition, larger allocations from centralized cost centers (at both corporate and Bremner) resulted in nearly $4 million higher costs in this segment in 2006 as a result of increased charges related to information systems and revised cross-charges for other shared functions to better reflect the proportion of benefits received.

 LIQUIDITY AND CAPITAL RESOURCES

Historically, we have funded operating needs by generating positive cash flows through operations.  We expect to continue generating operating cash flows through our mix of businesses and expect that short-term and long-term liquidity requirements will be met through a combination of operating cash flows and strategic use of borrowings under committed and uncommitted credit arrangements.  Capital resources remained strong at September 30, 2007, with total shareholders’ equity of $483.4 million and a long-term debt to total capital (which is the total of long-term debt and total shareholders’ equity) ratio of 61 percent, compared to corresponding figures for September 30, 2006, of $476.4 million and 54 percent.  Working capital, excluding cash and cash equivalents, increased to $165.3 million at September 30, 2007, from $170.3 million at September 30, 2006, primarily as a result of increases in accounts receivable and inventories due to acquisitions partially offset by a $38.0 million decrease in our investment in Ralcorp Receivables Corporation.

Operating Activities

Cash provided by operating activities was $214.2 million, $52.8 million, and $161.0 million in 2007, 2006, and 2005, respectively, affected most significantly by fluctuations in proceeds from our accounts receivable sale program.  During fiscal 2007, 2006, and 2005, proceeds increased $45.8 million, decreased $49.0 million, and increased $49.0 million, respectively.  This explains $98 million of the decrease in cash from operating activities from 2005 to 2006 and $94.8 million of the increase from 2006 to 2007.  See “Off-Balance Sheet Financing” below for more information about the sale of receivables.  In 2006, operating cash flows were reduced by contributions to our qualified pension plan of $25 million.  No such contributions were made in 2007.  See Note 16 for more information about pension plans, including the funded status.  Remaining changes are due to increased sales and fluctuations in other components of working capital.

Investing Activities

Net cash paid for business acquisitions totaled $331.9 million in fiscal 2007 (Cottage Bakery, Bloomfield Bakers, and Pastries Plus), $110.1 million in fiscal 2006 (Western Waffles and Parco), and $100.0 million in fiscal 2005 (Medallion).  See Note 2 for more information about these acquisitions.

Capital expenditures were $51.7 million, $58.1 million, and $56.9 million in fiscal years 2007, 2006, and 2005, respectively.  Expenditures in these three years included information systems projects and special projects at the recently acquired businesses.  Capital expenditures for fiscal 2008 are expected to be $60-$65 million.  As discussed below, we have adequate capacity under current borrowing arrangements to meet these cash needs.

Financing Activities

On November 22, 2004, $50.0 million of Floating Rate Senior Notes, Series A, was repaid with proceeds from the sale of accounts receivable.  On December 21, 2005, we issued Fixed Rate Senior Notes, Series E and Series F, totaling $175 million, with $100 million due in 2015 and $75 million due in 2012.  On December 27, 2005, we entered into a new $150 million revolving credit agreement expiring on December 2010, replacing the similar agreement established on October 15, 2004.  On February 22, 2006, we repaid the remaining $100.0 million outstanding under Floating Rate Senior Notes, Series A, with proceeds from the issuance of Floating Rate Senior Notes, Series G and Series H, maturing in February 2011.  On January 18, 2007, the Company issued Fixed Rate Senior Notes, Series I, totaling $100.0 million in two tranches: $75.0 million and $25.0 million.  One third of each tranche must be repaid on January 18, 2015, 2017, and 2019.  On May 11, 2007, the Company issued Fixed Rate Senior Notes, Series J, totaling $100.0 due in 2022.  Total remaining availability under our $150 million revolving credit agreement and our $30 million of uncommitted credit arrangements was $138.2 million as of September 30, 2007.

We have amended all of our notes such that, if we elect to pay additional interest, our ratio of “Total Debt” to “Adjusted EBITDA” (each term as defined in the debt agreements) may exceed the 3.5 to 1.0 limit, but be no greater than 4.0 to 1.0, for a period not to exceed 12 consecutive months.  As of September 30, 2007, the ratio of Total Debt to Adjusted EBITDA was 2.73 to 1.0, and we were also in compliance with all other debt covenants.

Supplementing our available borrowing capacity, under the agreement described under “Off-Balance Sheet Financing” below, we could choose to sell up to $66 million of ownership interests in accounts receivable, but we had sold only $45.8 million of such interests as of September 30, 2007.  Further cash needs could be met through the sale of the Company’s investment in Vail Resorts, Inc.  Based on the market price of Vail stock at September 30, 2007, and excluding the 4.95 million shares already under forward sale contracts (discussed in the following paragraph), we could realize approximately $103.6 million in cash through the sale of this investment, net of income taxes.

In fiscal 2006, we entered into forward sale contracts relating to 3.75 million shares of our Vail common stock and received $110.5 million under the discounted advance payment feature of the contracts.  In November 2006, we entered into another contract relating to 1.2 million shares and received $29.5 million.  These contracts operate as a hedge of the cash flows expected from the sale of Vail shares in the future.  At the maturity dates in the contracts, we can deliver a variable number of shares of Vail stock to the counterparty or settle the contracts with cash.  The number of shares (or amount of cash) to be delivered will depend upon the market price of Vail shares at the settlement dates.  A summary of contract terms follows:

	Maximum	Minimum	Floor	Cap
Maturity Date	Shares	Shares	Price	Price
November 2008	890,000	727,157	$34.59	$42.33
November 2009	985,050	783,028	38.34	48.23
November 2010	890,000	632,551	34.59	48.67
November 2011	985,050	681,695	38.34	55.40
November 2013	1,200,000	570,825	35.29	74.19

Because Ralcorp accounts for its investment in Vail Resorts using the equity method, we are currently precluded from using hedge accounting under FAS 133 for these contracts.  Accordingly, we must report changes to the fair value of these contracts within our statement of earnings.  These gains or losses have no impact on our cash flows.  The fair value of the contracts is dependent on several variables including the market price of Vail stock (which was $62.29 at September 30, 2007 and $40.02 at September 30, 2006), estimated future Vail stock price volatility, interest rates, and the time remaining to the contract maturity dates.

A stock repurchase program was initiated in August 2005, and we purchased a total of $10.3 million of Ralcorp stock (243,000 shares) in fiscal 2005 and $134.9 million (3,422,000 shares) in fiscal 2006.  An additional 1,382,500 shares were purchased at prevailing market prices for a total cost of $78.8 million during fiscal year 2007.  On May 25, 2006, the Board of Directors authorized the repurchase of up to 2,000,000 additional shares, of which 617,500 remain available for repurchase as of September 30, 2007.

Off-Balance Sheet Financing

As an additional source of liquidity, on September 24, 2001, Ralcorp entered into an agreement to sell, on an ongoing basis, all of its trade accounts receivable to a wholly owned, bankruptcy-remote subsidiary called Ralcorp Receivables Corporation (RRC).  The accounts receivable of the Frozen Bakery Products segment and the recently acquired Medallion and Bloomfield Bakers businesses have not been incorporated into the sale agreement and are not currently being sold to RRC.  RRC can then sell up to $66.0 million of undivided percentage ownership interests in qualifying receivables to a bank commercial paper conduit (the Conduit).  RRC’s only business activities relate to acquiring and selling interests in Ralcorp’s receivables.  Upon the agreement’s termination, the Conduit would be entitled to all cash collections on RRC’s accounts receivable until its purchased interest has been repaid.  Unless extended, the agreement will terminate in October 2008.

The trade receivables sale arrangement with RRC represents “off-balance sheet financing” since the sale results in assets being removed from our balance sheet rather than resulting in a liability to the Conduit.  The organizational documents of RRC and the terms of the agreements governing the receivables sale transactions make RRC a qualifying special purpose entity.  As such, it is not to be consolidated in Ralcorp’s financial statements under generally accepted accounting principles.  Furthermore, the “true sale” nature of the arrangement requires Ralcorp to account for RRC’s transactions with the Conduit as a sale of accounts receivable instead of reflecting the Conduit’s net investment as debt with a pledge of accounts receivable as collateral.  If RRC were not a qualifying special purpose entity and if the arrangement were not considered a “true sale,” the outstanding balance of receivables would remain on Ralcorp’s balance sheet, proceeds received from the Conduit ($45.8 million as of September 30, 2007) would be shown as short-term debt, and there would be no investment in RRC.  See further discussion in Note 11.

Contractual Obligations

In the normal course of business, we enter into contracts and commitments which obligate us to make payments in the future.  The table below sets forth our significant future obligations by time period as of September 30, 2007.

		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 Years
Long-term debt obligations (a)	$1,035.4	$98.5	$155.0	$224.4	$557.5
Operating lease obligations (b)	57.3	9.7	14.6	11.8	21.2
Purchase obligations (c)	93.2	87.4	5.8	-	-
Deferred compensation obligations (d)	46.5	8.3	19.2	2.5	16.5
Benefit obligations (e)	210.4	10.8	21.7	24.9	153.0
Total	$1,442.8	$214.7	$216.3	$263.6	$748.2

(a)	Long-term debt obligations include principal payments, interest payments, and interest rate swap settlements based on interest rates at September 30, 2007. See Note 14 for details.
(b)	Operating lease obligations consist of minimum rental payments under noncancelable operating leases, as shown in Note 15.
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

(e)	Benefit obligations consist of future payments related to pension and other postretirement benefits as estimated by an actuarial valuation.

INFLATION

We recognize that inflationary pressures may have an adverse effect on the Company through higher asset replacement costs, related depreciation and higher raw material and energy costs.  We try to minimize these effects through cost reductions and productivity improvements, as well as price increases, to maintain reasonable profit margins.  It is our view that inflation has not had a significant impact on operations in the three years ended September 30, 2007.

 CURRENCY

Until the acquisition of Western Waffles in November 2005, all of our sales and costs were denominated in U.S. dollars.  Western Waffles sells approximately 80% of its products (representing approximately $70 million USD in fiscal 2007), to customers in the U.S., but its raw materials and labor are purchased in Canadian dollars.  Consequently, Western Waffles’ profits can be impacted by fluctuations in the value of Canadian dollars relative to U.S. dollars.  When practical, we use various types of currency hedges to reduce the economic impact of currency fluctuations.

 OUTLOOK

Our strategy is to continue to grow the Company by capitalizing on the opportunities in the food business including private label, branded and foodservice arenas.  In the past few years, we have taken substantial steps to reshape the Company, reducing our reliance on any one business segment while achieving sufficient scale in the categories in which we operate.  We expect to continue to improve our business mix through volume and profit growth of existing businesses, as well as through acquisitions or strategic alliances.  We will continue to explore those acquisition opportunities that strategically fit with our intention to be the premier provider of high value food products, such as the recent acquisition of Bloomfield Bakers and the recent agreement to merge the Post ready-to-eat cereal operations of Kraft Foods, Inc. with Ralcorp (see Note 21). The following paragraphs discuss significant trends that we believe will impact our results across all segments.

          The Company purchases significant quantities of certain ingredients (e.g., wheat flour, soybean oil, corn syrup and sweeteners, peanuts and various tree nuts, other grain products, cocoa, fruits), packaging materials (e.g., resin, glass, paper products), energy (e.g., natural gas), and transportation services (which include surcharges based on the price of diesel fuel).  The costs of some of these items, notably wheat and corn products (as well as other grain products), peanuts, and petroleum-related products, have increased significantly compared to values realized in fiscal 2006 and 2007.  For fiscal 2008, Ralcorp currently expects the net year-over-year increase in unit costs for ingredients, packaging, and transportation will be more than $75 million.  To offset the impact of these significant cost increases and maintain profitability levels, the Company will need to take additional actions, including further pricing changes and spending reductions.  To the extent mitigating efforts trail or fall short of the impact of cost increases, results of operations will be negatively affected, as is expected to be the case in the first quarter of fiscal 2008.  However, based on current forecasts, any near-term shortfall will be recovered during the remainder of fiscal 2008 so that annual diluted earnings per share, excluding the effects of any gains or losses on the Vail forward sale contracts, will be approximately 5% above the corresponding amount for fiscal 2007.

Ralston Foods, Bremner, and other divisions periodically enter into co-manufacturing agreements with manufacturers of branded products.  Terms of these agreements vary but are generally for relatively short periods of time (less than two years).  Many of these agreements include pricing mechanisms to cover the changes in input costs, both positive and negative.  Volumes produced under each of these agreements can fluctuate significantly based upon the product’s life cycle, product promotions, alternative production capacity and other factors, none of which are under our direct control.

Freight costs, which include surcharges based upon the price of diesel fuel, have increased over the past several years and are expected to remain at elevated levels in fiscal 2008, thereby putting continued pressure on profit margins.  Further, a shortage of available common carriers in some areas during certain months put additional upward pressure on freight rates as well as having a negative effect on our customer service and sales.  In addition, the cost of energy (e.g., natural gas) and certain petroleum-based packaging (e.g. resins, PET) have generally increased significantly over this time period and remain volatile.  The effects of rising costs on our past results of operations have been mitigated to some extent through hedging and forward purchase contracts, as well as volume and selling price increases.  We expect that similar mitigation efforts and continued cost reduction efforts will reduce the impact of the anticipated increases; however, these efforts are not likely to fully offset these cost increases in a timely manner.

As a result of the American Jobs Creation Act of 2004, the Company received an additional “Domestic Production Activities Deduction” in fiscal 2006 and 2007.  The effect of this additional deduction was to reduce our federal tax rate on our income (excluding Canadian operations and earnings, gains, and losses related to our investment in Vail Resorts, Inc.) by 1 percent in those years, which will progress to a reduction of 2 percent in fiscal 2008 and ultimately to 3 percent for fiscal 2011 and beyond, pending further tax law changes.  The Company expects our fiscal 2008 annual blended state and federal effective tax rate on earnings before taxes and equity earnings (excluding gains or losses on the forward sale contracts related to our investment in Vail Resorts, Inc.) to be between 33% and 35%.  This blended effective tax rate for fiscal 2007 was 24.6% and included the effects of favorable resolutions of uncertain tax positions and adjustments to the related reserve, as well as the effects of other tax adjustments.

The following sections contain discussions of the specific factors affecting the outlook for each of our current reportable segments.

Cereals, Crackers & Cookies

The level of competition in the cereal, snack and cereal and nutrition bar categories continues to be intense for our Ralston Foods division, which, since March 16, 2007, includes the operations of Bloomfield Bakers, a leading manufacturer of cereal and nutritional bars as well as other natural and organic products.  Competition comes from branded box cereal manufacturers, branded bagged cereal producers and other private label cereal providers, as well as from alternative breakfast-food items and producers of corn and cereal-based snacks and branded cereal and nutrition bars.  For the last several years, category growth in ready-to-eat and hot cereals has been minimal or has declined, which has exacerbated its competitive nature in these categories.  When branded competitors focus on price/promotion, the environment for private label producers becomes more challenging.  We must maintain an effective price gap between our quality private label products and those of branded producers, thereby providing a value alternative for the consumer.

Pricing and volume agreements with customers not covered by contract are generally determined by the customers’ periodic requests for competitive category reviews in each of our divisions.  Recently, Ralston Foods has pre-empted a number of these reviews by aggressively seeking price increases designed to aid in offsetting the aforementioned significant input cost increases.  Ralston Foods does expect additional category reviews covering a significant portion (25% - 35%) of its sales volume will occur in fiscal 2008.  In this environment, it is imperative that volume gains substantially offset the inevitable pricing pressures.

Our cracker and cookie operation, Bremner, also conducts business in a highly competitive category and faces many of the same challenges.  Major branded competitors continue to market and promote their offerings aggressively and many smaller, regional branded and private label manufacturers provide additional competitive pressures.  Minimal growth in the cookie and cracker categories has intensified the competition and resulted in lower volumes at Bremner in fiscal 2007.  Bremner’s ability to maintain a sufficient price gap between products of branded producers and Bremner’s quality private label emulations will be important to its ability to maintain or grow volumes.  In fiscal 2008, Bremner will continue to focus on operational improvements, cost containment, new products, and volume growth of existing products in order to improve operating results.

Frozen Bakery Products

As previously mentioned, the Frozen Bakery Products segment now consists of Ralcorp Frozen Bakery Products (formerly Bakery Chef), the ISB group, Western Waffles (acquired November 15, 2005), Parco Foods (acquired February 7, 2006), and Cottage Bakery (acquired November 10, 2006).

For Frozen Bakery Products to grow, we must provide high quality products, excellent customer service, superior product innovation, and competitive pricing to our customers.  New product offerings, new foodservice, in-store bakery, and retail customers, and growth of existing customers will all be important to the future success of this segment.

The segment’s focus for fiscal 2008 is to capitalize on the coordination and continued integration of its component businesses by offering an expanded product grouping to its combined customer base.

Dressings, Syrups, Jellies & Sauces

Carriage House continues to be pressured by the effects of the previously mentioned cost increases.  As the cost environment warrants, we will seek price increases to help offset these rising costs.  However, competitors, both large and small, continue to be very aggressive on pricing which may result in lower margins or volume losses or both.

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

The majority of the segment’s cost of products sold relates to commodities including peanuts, cashews, and tree nuts such as macadamias, pecans, and almonds.  The costs of these commodities fluctuate, sometimes drastically, based upon worldwide supply and demand.  These commodity fluctuations, when not accompanied by pricing changes due to competition, can result in short-term changes in the profitability of the segment.  We currently expect our commodity costs for the first half of 2008 to increase significantly due to a rapid rise in peanut costs only partially offset by a decline in tree nuts.

The segment recently announced the planned closure of its plant in Billerica, MA and consolidation of all production into other facilities, primarily its plant in Dothan, AL.  The successful execution of this transition will be critical to the segment’s results for fiscal 2008.

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

Pension assets and liabilities are determined on an actuarial basis and are affected by the estimated market-related value of plan assets; estimates of the expected return on plan assets, discount rates, and future salary increases; and other assumptions inherent in these valuations.  We annually review the assumptions underlying the actuarial calculations and make changes to these assumptions, based on current market conditions and historical trends, as necessary.  Actual changes in the fair market value of plan assets and differences between the actual return on plan assets and the expected return on plan assets will affect the amount of pension expense or income ultimately recognized.  The other postretirement benefits liability is also determined on an actuarial basis and is affected by assumptions including the discount rate and expected trends in healthcare costs.  Changes in the discount rate and differences between actual and expected healthcare costs will affect the recorded amount of other postretirement benefits expense.  For both pensions and postretirement benefit calculations, the assumed discount rate is determined by projecting the plans’ expected future benefit payments as defined for the projected benefit obligation or accumulated postretirement benefit obligation, discounting those expected payments using a theoretical zero-coupon spot yield curve derived from a universe of high-quality (rated Aa or better by Moody’s Investor Service) corporate bonds as of the measurement date, and solving for the single equivalent discount rate that results in the same present value.  See Note 16 for more information about pension and other postretirement benefit assumptions.

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

We account for our investment in Vail Resorts, Inc using the equity method of accounting.  The equity method is generally applied to investments that represent 20% to 50% ownership of the common stock of the affiliate.  While our ownership percentage is slightly less than 20%, generally accepted accounting principles requires use of the equity method when an investor corporation can exercise significant influence over the operations and financial policies of the investee corporation.  As two of the Company’s directors currently serve as directors of Vail, significant influence is established.  Since the equity method is used, the forward sale contracts related to shares of Vail common stock do not qualify for hedge accounting and any gains or losses on the contracts are immediately recognized in earnings.  The contracts are marked to fair value based on the Black-Sholes valuation model.  Key assumptions used in the valuation include the Vail stock price, expected stock price volatility, and the risk-free interest rate.  See Note 7 for more information about the Vail forward sale contracts.

       We estimate income tax expense based on taxes in each jurisdiction, including (effective November 15, 2005) Canada.  We estimate current tax exposures together with temporary differences resulting from differing treatment of items for tax and financial reporting purposes.  These temporary differences result in deferred tax assets and liabilities.  We believe that sufficient income will be generated in the future to realize the benefit of most of our deferred tax assets.  Where there is not sufficient evidence that such income is likely to be generated, we establish a valuation allowance against the related deferred tax assets.  We are subject to periodic audits by governmental tax authorities of our income tax returns.  These audits generally include questions regarding our tax filing positions, including the amount and timing of deductions and the allocation of income among various tax jurisdictions.  We evaluate our exposures associated with our tax filing positions, including state and local taxes, and record reserves for estimated exposures.  As of the end of fiscal 2007, three years (2004, 2005 and 2006) were subject to audit by the Internal Revenue Service.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

In the ordinary course of business, the Company is exposed to commodity price risks relating to the acquisition of raw materials and fuels.  Ralcorp utilizes derivative financial instruments, including futures contracts, options and swaps, to manage certain of these exposures when it is practical to do so.  As of September 30, 2007, a hypothetical 10% adverse change in the market price of the Company’s principal hedged commodities, including wheat, linerboard, soybean oil, corn, and natural gas, would have decreased the fair value of the Company’s commodity-related derivatives portfolio by approximately $14.2 million.  As of September 30, 2006, a hypothetical 10% adverse change in the market price of the Company’s principal hedged commodities, including linerboard, wheat, natural gas, and heating oil, would have decreased the fair value of the Company’s commodity-related derivatives portfolio by approximately $6.7 million.  This volatility analysis ignores changes in the exposures inherent in the underlying hedged transactions.  Because the Company does not hold or trade derivatives for speculation or profit, all changes in derivative values are effectively offset by corresponding changes in the underlying exposures.  For more information, see Note 1 and Note 13 to the financial statements included in Item 8.

Interest Rate Risk

The Company has interest rate risk related to its debt.  Changes in interest rates impact fixed and variable rate debt differently.  For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas a change in the interest rates on variable rate debt will impact interest expense and cash flows.  At September 30, 2007, Ralcorp’s financing arrangements included $616.0 million of fixed rate debt and $147.6 million of variable rate debt.  However, in December 2004, $100 million of the variable rate debt was effectively fixed at 4.76% through December 2009 with an interest rate swap contract.

As of September 30, 2007 and 2006, the fair value of the Company’s fixed rate debt was approximately $608.9, based on the discounted amount of future cash flows using Ralcorp’s incremental rate of borrowing for similar debt.  A hypothetical 10% decrease in interest rates would increase the fair value of the fixed rate debt by approximately $20.1 million.

With respect to variable rate debt, including the effect of the interest rate swap, a hypothetical 10% change in interest rates would not have had a material impact on the Company’s reported net earnings or cash flows in fiscal 2007 or 2006.

The fair value of the interest rate swap contract was $1.5 million at September 30, 2007.  A hypothetical 10% decrease in expected future interest rates would reduce that fair value by $.9 million.

For more information, see Note 1, Note 13, and Note 14 to the financial statements included in Item 8.

Foreign Currency Risk

The Company has foreign currency exchange rate risk related to its Canadian subsidiaries, whose functional currency is the Canadian dollar.  While nearly all of those subsidiaries’ cash outflows are denominated and paid in Canadian dollars, most of their cash inflows are denominated and received in U.S. dollars.  The Company uses foreign exchange forward contracts to hedge the risk of fluctuations in future cash flows and earnings related to fluctuations in the exchange rate between the Canadian dollar and U.S. dollar.  A hedging offset is accomplished because the gain or loss on the forward contracts occurs on or near the date of the anticipated transactions.  As of September 30, 2007, the Company held foreign exchange forward contracts with a total notional amount of $13 million and a fair value of $1.3 million.  A hypothetical 10% increase in the expected CAD-USD exchange rates would have reduced that fair value by $1.3 million.  As of September 30, 2006, the Company held foreign exchange forward contracts with a total notional amount of $16 million and a fair value of $.2 million.  A hypothetical 10% increase in the expected CAD-USD exchange rates would have reduced that fair value by $1.8 million.  For more information, see Note 1 and Note 13 to the financial statements included in Item 8.

Equity Price Risk

The Company has equity price risk related to its investment in Vail Resorts, Inc.  To limit the risk of a significant decline in the market price of Vail stock, the Company entered into forward sale contracts which include price collars.  At the maturity dates in the contracts, we can deliver a variable number of shares of Vail stock to the counterparty or settle the contracts with cash.  The number of shares (or amount of cash) to be delivered will depend upon the market price of Vail shares at the settlement dates.  A summary of terms for contracts held at September 30, 2007 are included in a table under “LIQUIDITY AND CAPITAL RESOURCES” in Item 7.  Because Ralcorp accounts for its investment in Vail Resorts using the equity method, it is currently precluded from using hedge accounting under FAS 133 for these contracts.  Accordingly, it must report changes to the fair value of these contracts within the statement of earnings.  These gains or losses have no impact on current cash flows.  The fair value of the contracts is dependent on several variables including the market price of Vail stock, estimated future Vail stock price volatility, interest rates, and the time remaining to the contract maturity dates.  As of September 30, 2007, a hypothetical 10% increase in the Vail stock price would have increased the fair value of the total contract liability by approximately $27.6 million, holding all other variables constant.  As of September 30, 2006, a hypothetical 10% increase in the Vail stock price would have increased the fair value of the total contract liability by approximately $11.8 million, holding all other variables constant.  For more information, see Note 6 and Note 7 to the financial statements included in Item 8, along with related discussions under “LIQUIDITY AND CAPITAL RESOURCES” in Item 7.

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

Management has established and maintains accounting and internal control systems that it believes are adequate to provide reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition and that the financial records are reliable for preparing financial statements.  The selection and training of qualified personnel, the establishment and communication of accounting and administrative policies and procedures and our Standards of Business Conduct for Officers and Employees are important elements of these control systems.  We maintain a strong internal audit program that independently evaluates the adequacy and effectiveness of internal controls.  Appropriate actions are taken by management to correct any control weaknesses identified in the audit process.

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

 MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Ralcorp Holdings, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934.  Under the supervision and with the participation of management, including the Co-Chief Executive Officers and Controller and Chief Accounting Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on the evaluation under this framework, management concluded that our internal control over financial reporting was effective as of September 30, 2007 at the reasonable assurance level.  We have excluded Cottage Bakery and Bloomfield Bakers from the assessment of internal control over financial reporting as of September 30, 2007 because they were acquired by the Company in purchase business combinations during 2007.  Cottage Bakery and Bloomfield Bakers’ combined total assets and combined total revenues represented 18% and 11%, respectively, of the related consolidated financial statement amounts as of and for the year ended September 30, 2007.  The effectiveness of our internal control over financial reporting as of September 30, 2007 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report below.

/s/ KEVIN J. HUNT	/s/ DAVID P. SKARIE	/s/ THOMAS G. GRANNEMAN
Kevin J. Hunt	David P. Skarie	Thomas G. Granneman
Co-Chief Executive Officer	Co-Chief Executive Officer	Controller and Chief Accounting Officer

November 29, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Ralcorp Holdings, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, of cash flows, and of shareholders' equity present fairly, in all material respects, the financial position of Ralcorp Holdings, Inc. and its subsidiaries at September 30, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2007 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting.  Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 16 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standard No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, on September 30, 2007.

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

As described in Management's Report on Internal Control Over Financial Reporting, management has excluded Cottage Bakery, Inc. and Bloomfield Bakers from its assessment of internal control over financial reporting as of September 30, 2007 because they were acquired by the Company in purchase business combinations during 2007.  We have also excluded Cottage Bakery, Inc. and Bloomfield Bakers from our audit of internal control over financial reporting.  Cottage Bakery, Inc. and Bloomfield Bakers are wholly-owned subsidiaries whose combined total assets and combined total revenues represent 18% and 11%, respectively, of the related consolidated financial statement amounts as of and for the year ended September 30, 2007.

  /s/  PRICEWATERHOUSECOOPERS LLP

November 29, 2007
St. Louis, MO

RALCORP HOLDINGS, INC.

 CONSOLIDATED STATEMENTS OF EARNINGS

 (Dollars in millions except per share data, shares in thousands)

	Year Ended September 30,
	2007	2006	2005

Net Sales	$2,233.4	$1,850.2	$1,675.1
Cost of products sold	(1,819.2)	(1,497.2)	(1,339.1)
Gross Profit	414.2	353.0	336.0
Selling, general and administrative expenses	(252.8)	(226.4)	(215.1)
Interest expense, net	(42.3)	(28.1)	(16.5)
Loss on forward sale contracts	(87.7)	(9.8)	-
Gain on sale of securities	-	2.6	-
Restructuring charges	(.9)	(.1)	(2.7)
Litigation settlement income	-	-	1.8
Earnings before Income Taxes and Equity Earnings	30.5	91.2	103.5
Income taxes	(7.5)	(29.9)	(36.6)
Earnings before Equity Earnings	23.0	61.3	66.9
Equity in earnings of Vail Resorts, Inc.,
net of related deferred income taxes	8.9	7.0	4.5
Net Earnings	$31.9	$68.3	$71.4

Basic Earnings per Share	$1.20	$2.46	$2.41
Diluted Earnings per Share	$1.17	$2.41	$2.34

Weighted Average Shares
for Basic Earnings per Share	26,382	27,663	29,566
Dilutive effect of:
Stock options	562	502	818
Restricted stock awards	39	39	25
Stock appreciation rights	67	-	-
Weighted Average Shares
for Diluted Earnings per Share	27,050	28,204	30,409

See accompanying Notes to Consolidated Financial Statements.

 RALCORP HOLDINGS, INC.

 CONSOLIDATED BALANCE SHEETS

 (In millions except share and per share data)

	September 30,
	2007	2006

Assets
Current Assets
Cash and cash equivalents	$9.9	$19.1
Investment in Ralcorp Receivables Corporation	55.3	93.3
Receivables, net	96.0	66.8
Inventories	227.1	196.0
Deferred income taxes	-	5.7
Prepaid expenses and other current assets	10.4	5.5
Total Current Assets	398.7	386.4
Investment in Vail Resorts, Inc.	110.9	97.2
Property, Net	460.6	401.1
Goodwill	569.3	460.0
Other Intangible Assets, Net	270.5	142.6
Other Assets	43.1	20.2
Total Assets	$1,853.1	$1,507.5

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$118.6	$96.1
Book cash overdrafts	32.2	39.4
Deferred income taxes	5.2	-
Other current liabilities	67.5	61.5
Total Current Liabilities	223.5	197.0
Long-term Debt	763.6	552.6
Deferred Income Taxes	39.9	81.3
Other Liabilities	342.7	200.2
Total Liabilities	1,369.7	1,031.1
Commitments and Contingencies
Shareholders' Equity
Common stock, par value $.01 per share
Authorized: 300,000,000 shares
Issued: 33,011,317 shares	.3	.3
Additional paid-in capital	121.6	118.3
Common stock in treasury, at cost (7,242,196 and 6,170,788 shares)	(256.9)	(187.7)
Retained earnings	601.1	569.2
Accumulated other comprehensive income (loss)	17.3	(23.7)
Total Shareholders' Equity	483.4	476.4
Total Liabilities and Shareholders' Equity	$1,853.1	$1,507.5

See accompanying Notes to Consolidated Financial Statements.

 RALCORP HOLDINGS, INC.

 CONSOLIDATED STATEMENTS OF CASH FLOWS

 (In millions)

	Year Ended September 30,
	2007	2006	2005

Cash Flows from Operating Activities
Net earnings	$31.9	$68.3	$71.4
Adjustments to reconcile net earnings to net
cash flow provided by operating activities:
Depreciation and amortization	82.4	66.8	55.8
Sale of receivables, net	45.8	(49.0)	49.0
Contributions to qualified pension plan	-	(25.0)	(10.0)
Equity in earnings of Vail Resorts, Inc.	(13.7)	(10.8)	(6.9)
Loss on forward sale contracts	87.7	9.8	-
Deferred income taxes	(33.0)	6.5	.6
Stock-based compensation expense	8.2	5.7	.7
Gain on sale of securities	-	(2.6)	-
Other changes in current assets and liabilities, net
of effects of business acquisitions:
Decrease (increase) in receivables	11.9	(24.0)	5.1
Increase in inventories	(14.7)	(6.9)	(4.4)
(Increase) decrease in prepaid expenses and other current assets	(2.7)	(2.5)	1.4
(Decrease) increase in accounts payable and other current liabilities	(2.3)	2.8	(7.9)
Other, net	12.7	13.7	6.2
Net Cash Provided by Operating Activities	214.2	52.8	161.0

Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	(331.9)	(110.1)	(100.0)
Additions to property and intangible assets	(51.7)	(58.1)	(56.9)
Proceeds from sale of property	.2	2.2	.6
Proceeds from sale of securities	-	3.8	-
Net Cash Used by Investing Activities	(383.4)	(162.2)	(156.3)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	200.0	275.0	-
Repayment of long-term debt	(29.0)	(100.0)	(50.0)
Net borrowings (repayments) under credit arrangements	40.0	(44.6)	46.3
Advance proceeds from forward sale of investment	29.5	110.5	-
Purchase of treasury stock	(78.8)	(134.9)	(10.3)
Proceeds from exercise of stock options	3.3	7.4	12.7
Change in book cash overdrafts	(7.2)	4.4	8.4
Dividends paid	-	-	(29.3)
Other, net	2.2	4.5	-
Net Cash Provided (Used) by Financing Activities	160.0	122.3	(22.2)

Net (Decrease) Increase in Cash and Cash Equivalents	(9.2)	12.9	(17.5)
Cash and Cash Equivalents, Beginning of Year	19.1	6.2	23.7
Cash and Cash Equivalents, End of Year	$9.9	$19.1	$6.2

See accompanying Notes to Consolidated Financial Statements.

 RALCORP HOLDINGS, INC.

 CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

 (Dollars in millions except per share data, shares in thousands)

					Accum. Other
					Compre-
		Additional	Common		hensive
	Common	Paid-In	Stock in	Retained	Income
	Stock	Capital	Treasury	Earnings	(Loss)	Total
Balance, September 30, 2004	$.3	$112.7	$(68.4)	$429.5	$(29.9)	$444.2
Net earnings				71.4		71.4
Minimum pension liability
adjustment, net of $1.8 tax benefit					(4.8)	(4.8)
Cash flow hedging adjustments,
net of $1.0 tax expense					2.0	2.0
Comprehensive income						68.6
Stock purchased (243 shares)			(10.3)			(10.3)
Stock options exercised (646 shares)		2.7	12.4			15.1
Restricted stock awards granted
(9 shares) and amortized		.5	.2			.7
Activity under deferred
compensation plans (19 shares)		(.3)	.3			-
Balance, September 30, 2005	$.3	$115.6	$(65.8)	$500.9	$(32.7)	$518.3
Net earnings				68.3		68.3
Minimum pension liability
adjustment, net of $1.2 tax expense					3.4	3.4
Cash flow hedging adjustments,
net of $1.0 tax expense					1.7	1.7
Foreign currency translation
adjustment, net of $2.2 tax expense					3.9	3.9
Comprehensive income						77.3
Stock purchased (3,422 shares)			(134.9)			(134.9)
Stock options & stock appreciation
rights exercised (421 shares)		(2.2)	12.4			10.2
Restricted stock issued (9 shares)		(.2)	.2			-
Stock based compensation expense		5.7				5.7
Activity under deferred
compensation plans (13 shares)		(.6)	.4			(.2)
Balance, September 30, 2006	$.3	$118.3	$(187.7)	$569.2	$(23.7)	$476.4
Net earnings				31.9		31.9
Minimum pension liability
adjustment, net of $16.7 tax expense					28.9	28.9
Cash flow hedging adjustments,
net of $10.5 tax expense					17.7	17.7
Foreign currency translation
adjustment, net of $2.2 tax benefit					14.6	14.6
Comprehensive income						93.1
Adjustment to initially apply FAS 158,
net of $12.1 tax benefit					(20.2)	(20.2)
Stock purchased (1,382 shares)			(78.8)			(78.8)
Stock options & stock appreciation
rights exercised (154 shares)		.2	4.8			5.0
Restricted stock issued (142 shares)		(4.4)	4.4			-
Stock based compensation expense		8.2				8.2
Activity under deferred
compensation plans (15 shares)		(.7)	.4			(.3)
Balance, September 30, 2007	$.3	$121.6	$(256.9)	$601.1	$17.3	$483.4

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

Receivables are reported at net realizable value.  This value includes appropriate allowances for doubtful accounts, cash discounts, and other amounts which the Company does not ultimately expect to collect.  The Company calculates the allowance for doubtful accounts based on historical losses and the economic status of, and its relationship with, its customers, especially those identified as “at risk.”  A receivable is considered past due if payments have not been received within the agreed upon invoice terms.  Receivables are written off against the allowance when the customer files for bankruptcy protection or is otherwise deemed to be uncollectible based upon the Company’s evaluation of the customer’s solvency.  Refer to Note 10, Note 11, and Note 12 for more information about receivables and the allowance for doubtful accounts.

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

Property is recorded at cost, and depreciation expense is generally provided on a straight-line basis over the estimated useful lives of the properties.  Estimated useful lives range from 3 to 15 years for machinery and equipment and 10 to 50 years for buildings and leasehold improvements.  Total depreciation expense was $58.7, $53.4, and $47.5 in fiscal 2007, 2006, and 2005, respectively.  Repair and maintenance costs incurred in connection with planned major maintenance activities are accounted for under the direct expensing method. At September 30, property consisted of:

	2007	2006
Land	$14.2	$12.7
Buildings and leasehold improvements	149.1	125.5
Machinery and equipment	663.1	557.0
Construction in progress	21.3	38.7
	847.7	733.9
Accumulated depreciation	(387.1)	(332.8)
	$460.6	$401.1

Other Intangible Assets consist of computer software purchased or developed for internal use and customer relationships, trademarks, computer software, and miscellaneous intangibles acquired in business combinations (see Note 2).  Amortization expense related to intangible assets, which is provided on a straight-line basis over the estimated useful lives of the assets, was $23.7, $13.4, and $8.3 in fiscal 2007, 2006, and 2005, respectively.  For the intangible assets recorded as of September 30, 2007, amortization expense of $33.9, $33.7, $29.5, $24.7, and $23.9 is scheduled for fiscal 2008, 2009, 2010, 2011, and 2012, respectively.  Other intangible assets consisted of:

	September 30, 2007			September 30, 2006
	Carrying	Accum.	Net	Carrying	Accum.	Net
	Amount	Amort.	Amount	Amount	Amort.	Amount

Computer software	$45.2	$(32.0)	$13.2	$43.2	$(28.2)	$15.0
Customer relationships	262.9	(34.0)	228.9	126.7	(16.7)	110.0
Trademarks	20.2	(4.1)	16.1	20.2	(2.8)	17.4
Other	14.0	(1.7)	12.3	.3	(.1)	.2
	$342.3	$(71.8)	$270.5	$190.4	$(47.8)	$142.6

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

Revenue is recognized when title of goods is transferred to the customer, as specified by the shipping terms.  Net sales reflect gross sales, including amounts billed to customers for shipping and handling, less sales discounts and allowances.  Products are generally sold with no right of return except in the case of goods which do not meet product specifications or are damaged.  Estimated reductions to revenue for customer incentive offerings are based upon customers’ redemption history.

Cost of Products Sold includes, among other things, inbound and outbound freight costs and depreciation expense related to assets used in production, while storage and other warehousing costs are included in “Selling, general, and administrative expenses.”  Storage and other warehousing costs totaled $57.3, $57.3, and $55.3 in fiscal 2007, 2006, and 2005, respectively.

Advertising, Repair, and Maintenance Costs are expensed as incurred.

Stock-based Compensation – Prior to October 1, 2005, the Company recognized stock-based compensation in accordance with APB 25, which required the use of the intrinsic value method.  On October 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, (FAS 123(R)), which replaces FAS 123 and supersedes APB Opinion No. 25.  FAS 123(R) requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions).  That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period).  The Company followed the nominal vesting period approach prior to October 1, 2005 (for pro forma disclosure purposes) and must continue following that approach for awards outstanding as of that date, but applies the non-substantive vesting period approach to new grants that have retirement eligibility provisions.  Ralcorp elected the modified prospective method of adopting FAS 123(R), whereby compensation cost is recognized for all share-based payments granted after October 1, 2005 and the unvested portion of outstanding awards at that time (based on the grant-date fair value of those outstanding awards calculated under FAS 123 for pro forma disclosures).  Under this method of adoption, prior periods are not restated.  The adoption of FAS 123(R) had no impact on net cash flows, but the tax benefits realized from exercised stock options are now shown in cash flows from financing activities rather than operating activities.  See Note 18 for disclosures related to stock-based compensation.

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

See above for a discussion regarding the adoption of FAS 123(R), “Share-Based Payment,” which resulted in $6.6 of additional compensation expense for the year ended September 30, 2007, reducing net earnings by approximately $4.3 ($.16 per share).  At September 30, 2006, the respective amounts were $5.0 and $3.2 ($.11 per share).

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” which will be effective as of the beginning of Ralcorp’s 2008 fiscal year.  This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  At this time, the Company believes the impact of the adoption of this Interpretation will be insignificant.

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

In September 2006, the Financial Accounting Standards Board issued FAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” an amendment of FASB Statements No. 87, 88, 106, and 132(R).  This statement requires an entity to recognize the funded status of its defined benefit pension plans and other postretirement benefit plans on the balance sheet and to recognize changes in the funded status that arise during the period but are not recognized as components of net periodic benefit cost within other comprehensive income, net of income taxes.  FAS 158 also requires measurement of the defined benefit plan assets and obligations as of the balance sheet date.  We have historically measured plan assets and obligations at the balance sheet date and will continue to do so.  The Company adopted this Statement’s recognition provisions at September 30, 2007, with no effect on reported net earnings or cash flows.  See Note 16 for information about the effects on the balance sheet.

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

NOTE 2 – ACQUISITIONS AND GOODWILL

Each of the following acquisitions was accounted for using the purchase method of accounting, whereby the results of operations of each of the following acquisitions are included in the consolidated statements of earnings from the date of acquisition.  The purchase price, including costs of acquisition, was allocated to acquired assets and liabilities based on their estimated fair values at the date of acquisition, and any excess was allocated to goodwill, as shown in the following table.  For the fiscal 2007 acquisitions (Cottage Bakery, Bloomfield Bakers, and Pastries Plus), the allocation is subject to change pending the completion of certain valuations (primarily intangible assets and deferred tax assets and liabilities).

	Pastries	Bloomfield	Cottage		Western
	Plus	Bakers	Bakery	Parco	Waffles	Medallion
Cash	$-	$1.5	$.1	$-	$1.1	$2.1
Receivables	-	12.8	8.5	2.1	5.7	5.8
Inventories	.2	10.2	5.5	3.7	3.7	2.0
Other current assets	-	.5	.4	.1	.5	.1
Property	2.2	25.8	39.3	6.2	33.2	18.5
Goodwill	7.9	40.1	55.2	13.1	33.7	45.8
Other intangible assets	1.0	62.4	83.5	4.2	24.0	33.1
Other assets	-	.2	15.1	1.9	-	-
Total assets acquired	11.3	153.5	207.6	31.3	101.9	107.4
Accounts payable	-	(13.7)	(11.0)	(3.0)	(5.0)	(2.2)
Other current liabilities	(.5)	(1.4)	(2.1)	(3.6)	(4.1)	(3.1)
Deferred income taxes	-	-	6.1	-	-	-
Other liabilities	(.4)	(.8)	(15.1)	-	(6.5)	-
Total liabilities assumed	(.9)	(15.9)	(22.1)	(6.6)	(15.6)	(5.3)
Net assets acquired	$10.4	$137.6	$185.5	$24.7	$86.3	$102.1

Fiscal 2007

On August 14, 2007, the Company acquired certain assets and lease obligations of Pastries Plus of Utah, Inc. in a cash transaction.  Pastries Plus was a competing manufacturer of branded and private label thaw-and-sell cookies with annual gross sales of approximately $10.0.  The business is being integrated into the Lofthouse operations of the Frozen Bakery Products segment.  The assigned goodwill is deductible for tax purposes.  The allocation included $1.0 of other intangibles subject to amortization over a weighted average amortization period of approximately 10 years.

On March 16, 2007, the Company acquired Bloomfield Bakers and its affiliate, Lovin Oven L.L.C., in a cash transaction.  Bloomfield Bakers, which has become a part of Ralcorp’s Ralston Foods business unit, is a leading manufacturer of nutritional and cereal bars and natural and organic specialty cookies, crackers, and cereals.  The acquired business, which had net sales of $188 for its fiscal year ended December 31, 2006, operates two leased manufacturing facilities in Azusa and Los Alamitos, California and employs approximately 500 people.  The assigned goodwill is deductible for tax purposes.  The allocation included $62.4 of customer relationships and other intangibles subject to amortization over a weighted average amortization period of approximately 9 years.

On November 10, 2006, the Company acquired Cottage Bakery, Inc. in a cash transaction.  Cottage Bakery, a leading manufacturer of frozen par-baked breads and frozen dough sold in the retail and foodservice channels, operates one manufacturing facility in Lodi, California and employs approximately 690 people.  For its fiscal year ended June 30, 2006, Cottage Bakery had gross sales of approximately $125.  The acquired business, which enhanced Ralcorp’s existing frozen bakery offerings, is reported within the Frozen Bakery Products segment.  The assigned goodwill is not deductible for tax purposes.  The allocation included $83.5 of customer relationships and other intangibles subject to amortization over a weighted average amortization period of approximately 14 years.

Fiscal 2006

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

Fiscal 2005

On June 22, 2005, the Company completed the purchase of Medallion Foods, Inc., a leading manufacturer of value brand and private label corn-based chips and extruded corn products.  Medallion employs 270 people at its plant in Newport, Arkansas.  Its product lines complement the snack mix products sold by the Ralston Foods division and are reported as part of the Cereals, Crackers & Cookies segment.  The assigned goodwill is deductible for tax purposes.  The amount assigned to other intangible assets included $29.3 for customer relationships, $3.7 for a trademark, and $.1 for software, subject to amortization over weighted-average amortization periods of 13 years, 15 years, and 3 years, respectively.

Pro Forma Information

The following unaudited pro forma information shows Ralcorp’s results of operations as if the fiscal 2007 and 2006 business combinations had been completed as of the beginning of each period presented.  These pro forma results may not necessarily reflect the actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations.

	2007	2006
Net sales	$2,334.4	$2,235.3
Net earnings	33.1	69.3
Basic earnings per share	1.25	2.50
Diluted earnings per share	1.22	2.45

Goodwill

The changes in the carrying amount of goodwill by reportable segment (see Note 19) were as follows:

		Dressings,
	Cereals,	Syrups,		Frozen
	Crackers	Jellies	Snack Nuts	Bakery
	& Cookies	& Sauces	& Candy	Products	Total
Balance, September 30, 2005	$84.9	$38.8	$54.5	$234.3	$412.5
Goodwill acquired	-	-	-	45.2	45.2
Currency translation adjustment	-	-	-	2.3	2.3
Balance, September 30, 2006	$84.9	$38.8	$54.5	$281.8	$460.0
Goodwill acquired	40.1	-	-	63.1	103.2
Purchase price allocation adjustment	-	-	-	1.7	1.7
Currency translation adjustment	-	-	-	4.4	4.4
Balance, September 30, 2007	$125.0	$38.8	$54.5	$351.0	$569.3

NOTE 3 – RESTRUCTURING CHARGES

In fiscal 2007, the Company closed its plant in Blue Island, IL, terminating 86 employees, and moved production to other facilities within the Frozen Bakery Products segment.  In addition to employee termination benefits, charges for this project included costs to clean up the facility and a charge to write-off remaining inventories.

In fiscal 2005, the Company announced plans to close its plant in City of Industry, CA, and transfer much of the production to other facilities within the Dressings, Syrups, Jellies & Sauces segment.  In addition to employee termination benefits for 65 employees, charges for this project included costs to clean up the facility, a charge to write off remaining inventories, and a $.1 accrual of the remaining lease payment obligations.

In fiscal 2004, the Company closed its plant in Kansas City, KS, terminating 42 employees, and moved production to other facilities within the Dressings, Syrups, Jellies & Sauces segment.  In 2005, the carrying amount of the property was written down to management’s revised estimate of the amount of net proceeds to be received when sold.

In fiscal 2003, Ralcorp announced its plans to close its in-store bakery (ISB) facility in Kent, WA, now part of the Frozen Bakery Products segment, and transfer production from that facility and two other ISB facilities to a new ISB plant located in Utah.  This project, which included the termination of 68 employees, was completed in fiscal 2004.  Restructuring costs included Kent operating lease termination costs recorded as a liability when the facility was vacated in 2003.  The liability represented the present value of the remaining lease rentals (July 2003 through February 2007), reduced by estimated sublease rentals that could be reasonably obtained for the property.  In fiscal 2004 and 2005, Ralcorp reduced its estimate of future sublease rentals, resulting in additional charges.

There were no restructuring reserves at September 30, 2007 or 2006.  The following table details the amounts included in the statements of earnings as “Restructuring charges” for fiscal 2007, 2006, and 2005, along with the corresponding cumulative charges for these restructuring projects through September 30, 2007.  No significant future charges are expected for any of these projects.

	2007	2006	2005	Cumulative
Blue Island - Employee termination benefits	$.7	$-	$-	$.7
Blue Island - Other associated charges	.2	-	-	.2
City of Industry - Employee termination benefits	-	-	.6	.6
City of Industry - Other associated charges	-	.1	.6	.7
Kansas City - Write-down of property to be sold	-	-	.6	.6
Kansas City - Employee termination benefits	-	-	-	.4
Kansas City - Other associated charges	-	-	.4	.6
ISB - Removal and relocation of equipment	-	-	-	2.0
ISB - Operating lease termination costs	-	-	.5	1.9
ISB - Write-off of abandoned property	-	-	-	1.1
ISB - Employee termination benefits	-	-	-	.2
	$.9	$.1	$2.7	$9.0

NOTE 4 – LITIGATION SETTLEMENT INCOME

The Company received payments in settlement of legal claims in fiscal 2005.  Most of these claims related to antitrust litigation.  These payments are shown net of related expenses as “Litigation settlement income” on the statements of earnings.

NOTE 5 – INCOME TAXES

The provision for income taxes consisted of the following:

	2007	2006	2005
Current:
Federal	$40.9	$25.9	$31.1
State	2.8	1.9	3.5
Foreign	1.6	(.6)	-
	45.3	27.2	34.6
Deferred:
Federal	(34.0)	1.9	2.3
State	(3.0)	(1.4)	(.3)
Foreign	(.8)	2.2	-
	(37.8)	2.7	2.0
Income taxes	7.5	29.9	36.6
Deferred income taxes on equity earnings (federal)	4.8	3.8	2.4
Total provision for income taxes	$12.3	$33.7	$39.0

A reconciliation of income taxes with amounts computed at the statutory federal rate follows:

	2007	2006	2005
Computed tax at federal statutory rate (35%)	$15.7	$35.7	$38.6
State income taxes, net of federal tax benefit	.1	.3	2.1
Domestic production activities deduction	(1.1)	(.9)	-
Foreign tax adjustments	(.5)	(1.2)	-
Adjustments to reserve for uncertain tax positions	(1.9)	(1.2)	(1.2)
Other, net (none in excess of 5% of computed tax)	-	1.0	(.5)
	$12.3	$33.7	$39.0

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Deferred tax assets (liabilities) were as follows:

	September 30, 2007			September 30, 2006
	Assets	Liabilities	Net	Assets	Liabilities	Net
Current:
Accrued liabilities	$4.6	$-	$4.6	$4.7	$-	$4.7
Inventories	-	(10.1)	(10.1)	.4	-	.4
Other items	.3	-	.3	.6	-	.6
	4.9	(10.1)	(5.2)	5.7	-	5.7
Noncurrent:
Property	-	(42.1)	(42.1)	-	(45.2)	(45.2)
Intangible assets	-	(43.9)	(43.9)	-	(38.5)	(38.5)
Equity investment in Vail	-	(32.5)	(32.5)	-	(27.8)	(27.8)
Forward sale contracts	40.9	-	40.9	4.9	-	4.9
Pension	2.9	-	2.9	6.1	-	6.1
Other postretirement benefits	6.8	-	6.8	6.7	-	6.7
Deferred compensation	16.4	-	16.4	8.0	-	8.0
Insurance reserves	5.4	-	5.4	4.6	-	4.6
State NOL and tax credit carryforwards	3.5	-	3.5	2.6	-	2.6
Other items	5.4	-	5.4	-	(.5)	(.5)
	81.3	(118.5)	(37.2)	32.9	(112.0)	(79.1)
Total deferred taxes	86.2	(128.6)	(42.4)	38.6	(112.0)	(73.4)
Valuation allowance	(2.7)		(2.7)	(2.2)		(2.2)
Net deferred taxes	$83.5	$(128.6)	$(45.1)	$36.4	$(112.0)	$(75.6)

As of September 30, 2007, the Company had state operating loss carryforwards totaling approximately $23 which will expire in 2011 through 2026.  As of September 30, 2007, the Company had state tax credit carryforwards totaling approximately $2.9, of which approximately $2.1 have no expiration date and the remainder will expire in 2012 through 2018.  Due to the uncertainty of the realization of certain tax carryforwards (specifically due to a lack of evidence that sufficient taxable income will be generated in certain states), the Company carried a valuation allowance against these carryforward benefits in the amount of $1.7 as of September 30, 2007 (a reduction of $.2 from the corresponding valuation allowance of $1.9 recorded as of September 30, 2006), which is management’s estimate of the amount of deferred tax assets that are not more likely than not to be realized.

For fiscal 2007, $41.0 of total earnings before income taxes was from domestic sources and $3.2 was from foreign sources. As of September 30, 2007, no provision for income taxes was made for approximately $7.3 of the cumulative undistributed earnings of the Company’s Canadian subsidiaries (other than $1.0 of Canadian withholding taxes paid).  Those earnings are not taxable in Canada (except for the 10% withholding tax required by treaty) and would become taxable in the U.S. only to the extent that they are repatriated in the future.  Since the Company considers the undistributed earnings to be permanently invested in Canada, the related deferred tax liability (which is estimated to be between $2.5 and $3.0) has not been recorded, and a valuation allowance of $1.0 was recorded as of September 30, 2007 against the foreign tax credit for the Canadian withholding taxes paid (an increase of $.7 from the corresponding valuation allowance of $.3 recorded as of September 30, 2006, due to the additional credit generated during the year).

NOTE 6 – EQUITY INVESTMENT IN VAIL RESORTS, INC.

On January 3, 1997, the Company sold its ski resorts holdings (Resort Operations) to Vail Resorts, Inc. (Vail) in exchange for 7,554,406 shares of Vail common stock (NYSE:MTN).  At the date of the exchange, the Company’s equity interest in the underlying net assets of Vail exceeded the net book value of the net assets contributed by the Company to Vail by $37.5.  This excess is being amortized ratably to the investment in Vail over 20 years.  The unamortized excess was $17.4 and $19.2 as of September 30, 2007 and 2006, respectively.  The amount of retained earnings that represents undistributed earnings of Vail was $35.0 and $26.1 as of September 30, 2007 and 2006, respectively.

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

On March 21, 2006, the Company sold 100,000 of its shares of Vail Resorts for a total of $3.8. The shares had a carrying value of $1.2, so the transaction resulted in a $2.6 pre-tax gain.  As of September 30, 2007, 7,454,406 shares of Vail Resorts were still held by the Company but 4,950,100 shares were subject to forward sale contracts, as discussed in Note 7.  As of September 30, 2007 and 2006, respectively, the carrying values of the Company’s investment in Vail were $110.9 and $97.2 and the corresponding market values were $464.3 and $298.3.

Vail’s fiscal year ends July 31, so the Company reports equity earnings on a two-month time lag.  The Company’s ownership percentages were 18.9% and 19.1% as of July 31, 2007 and 2006, respectively.  Presently, two of the Company’s directors (Messrs. Stiritz and Micheletto) serve as directors of Vail.

Vail’s summarized financial information follows:

	Year Ended	Year Ended	Year Ended
	July 31, 2007	July 31, 2006	July 31, 2005
Net revenues	$940.5	$838.9	$810.0
Total operating expenses	812.3	733.6	721.7
Income from operations	$128.2	$105.3	$88.3
Net income (loss)	$61.4	$45.8	$23.1

	July 31, 2007	July 31, 2006
Current assets	$411.6	$326.0
Noncurrent assets	1,497.5	1,361.7
Total assets	$1,909.1	$1,687.7
Current liabilities	$319.6	$254.2
Noncurrent liabilities	847.8	758.1
Minority interest	27.7	32.6
Stockholders' equity	714.0	642.8
Total liabilities and stockholders' equity	$1,909.1	$1,687.7

NOTE 7 – FORWARD SALE CONTRACTS

During the quarter ended December 31, 2005, Ralcorp entered into a forward sale contract relating to 1.78 million shares of its Vail common stock.  Under the contract, at the maturity dates (half on November 21, 2008 and half on November 22, 2010) the Company can deliver a variable number of shares of Vail stock (or cash) to the counterparty.  During the quarter ended June 30, 2006, the Company entered into a similar agreement relating to 1.97 million additional shares of its Vail common stock, with maturity dates of November 18, 2009 and November 16, 2011.  A third contract was entered into during the quarter ended December 31, 2006, relating to 1.2 million additional shares, with a maturity date of November 15, 2013.  The calculation of the number of shares ultimately delivered will depend on the price of Vail shares at settlement and includes a price collar.  Ralcorp received $50.5, $60.0, and $29.5, respectively, under the discounted advance payment feature of the contracts.  Amortization of the corresponding $11.0, $15.5, and $17.6 discounts is included in “Interest expense, net” on the statements of earnings and totaled $8.3 in 2007 and $3.7 in 2006.  At September 30, 2007, the fair value of the contracts was $249.5, included in “Other Liabilities” on the balance sheet.  Because Ralcorp accounts for its investment in Vail Resorts using the equity method, these contracts, which are intended to hedge the future sale of those shares, are not eligible for hedge accounting.  Therefore, any gains or losses on the contracts are immediately recognized in earnings.

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

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Fiscal 2007
Stock options at $35.31 per share	10,281	-	-	-
Stock options at $45.25 per share	152,000	-	-	-
SARs at $48.99 per share	435,000	-	435,000	-
SARs at $56.56 per share	-	-	-	457,500

Fiscal 2006
Stock options at $34.73 per share	25,701	25,701	25,701	-
Stock options at $35.31 per share	10,281	10,281	10,281	10,281
Stock options at $45.25 per share	161,000	161,000	157,000	152,000
Stock options at $42.00 per share	25,000	25,000	25,000	25,000
Stock options at $48.99 per share	-	-	-	25,000
SARs at $42.00 per share	400,000	400,000	395,000	392,500
SARs at $48.99 per share	-	-	-	435,000

Fiscal 2005
Stock options at $45.25 per share	-	163,000	163,000	161,000
SARs at $42.00 per share	-	-	-	400,000

NOTE 9 – SUPPLEMENTAL EARNINGS STATEMENT AND CASH FLOW INFORMATION

	2007	2006	2005
Repair and maintenance expenses	$59.2	$49.2	$46.6
Advertising and promotion expenses	12.8	12.5	12.2
Research and development expenses	10.2	8.4	7.5
Interest paid	31.7	23.2	17.1
Income taxes paid, net of refunds	43.1	29.6	23.7
Income tax benefit of stock options exercised	2.2	4.5	7.2

NOTE 10 – SUPPLEMENTAL BALANCE SHEET INFORMATION

	September 30,
	2007	2006
Receivables, net
Trade	$70.7	$46.4
Other	25.9	20.8
	96.6	67.2
Allowance for doubtful accounts	(.6)	(.4)
	$96.0	$66.8
Inventories
Raw materials and supplies	$106.2	$81.9
Finished products	123.1	117.2
	229.3	199.1
Allowance for obsolete inventory	(2.2)	(3.1)
	$227.1	$196.0
Other Current Liabilities
Compensation	$25.3	$20.3
Advertising and promotion	10.1	15.0
Dividends payable	.1	.1
Other items	32.0	26.1
	$67.5	$61.5
Other Liabilities
Forward sale contracts	249.5	124.0
Other items	93.2	76.2
	$342.7	$200.2

NOTE 11 – SALE OF RECEIVABLES

To reduce its long-term debt, on September 24, 2001 the Company entered into an agreement to sell, on an ongoing basis, all of its trade accounts receivable to a wholly owned, bankruptcy-remote subsidiary named Ralcorp Receivables Corporation (RRC).  The accounts receivable of the Frozen Bakery Products segment and the recently acquired Medallion business have not been incorporated into the sale agreement and are not currently being sold to RRC.  RRC can then sell up to $66.0 of ownership interests in qualifying receivables to a bank commercial paper conduit, which issues commercial paper to investors.  Ralcorp continues to service the receivables as agent for RRC and the bank conduit.  RRC is a qualifying special purpose entity under FAS 140, and the sale of Ralcorp receivables to RRC is considered a true sale for accounting, tax, and legal purposes.  Therefore, the trade receivables sold and the related commercial paper borrowings are not recorded on Ralcorp’s consolidated balance sheets.  However, the Company’s consolidated balance sheets reflect an investment in RRC that in substance represents a subordinated retained interest in the trade receivables sold.  As of September 30, 2007, the outstanding balance of receivables (net of an allowance for doubtful accounts) sold to RRC was $101.1 and proceeds received from the conduit were $45.8, resulting in a retained interest of $55.3 reflected on the Company’s consolidated balance sheet as an “Investment in Ralcorp Receivables Corporation.”  As of September 30, 2006, the outstanding balance of receivables sold to RRC was $93.3 and the Company elected not to sell any to the conduit, resulting in a subordinated retained interest of $93.3.  Discounts related to the sale of receivables to the conduit totaled $2.3 and $.8 the years ended September 30, 2007 and September 30, 2006 respectively, and are included on the statements of earnings in “Selling, general and administrative expenses”.  Unless extended, the agreement will terminate in October 2008.

NOTE 12 – ALLOWANCES FOR DOUBTFUL ACCOUNTS AND OBSOLETE INVENTORY

	2007	2006	2005
Allowance for Doubtful Accounts
Balance, beginning of year	$.4	$.3	$.3
Provision charged to expense	-	(.7)	1.2
Write-offs, less recoveries	(.2)	.5	(1.2)
Acquisitions	.2	-	-
Transfers to Ralcorp Receivables Corporation	.2	.3	-
Balance, end of year	$.6	$.4	$.3

Allowance for Obsolete Inventory
Balance, beginning of year	$3.1	$3.0	$2.6
Provision charged to expense	4.9	5.2	5.1
Write-offs of inventory	(6.2)	(5.6)	(4.8)
Acquisitions	.4	.5	.1
Balance, end of year	$2.2	$3.1	$3.0

NOTE 13 – DERIVATIVES AND OTHER FINANCIAL INSTRUMENTS

Fair Values

The carrying amounts reported on the consolidated balance sheets for cash and cash equivalents, receivables and accounts payable approximate fair value because of the short maturities of these financial instruments.  The carrying amount of the Company’s variable rate long-term debt (see Note 14) approximates fair value because the interest rates are adjusted to market frequently.  Based on the discounted amount of future cash flows, using Ralcorp’s incremental rate of borrowing for similar debt, the Company’s fixed rate debt (which had a carrying amount of $616.0 and $445.0 as of September 30, 2007 and 2006, respectively) had an estimated fair value of $608.9 and $451.9 as of September 30, 2007 and 2006, respectively.  The Company’s derivative financial instruments, which are used for the purpose of hedging commodity, interest rate, and foreign currency exposures in the normal course of business (see below), or for the purpose of hedging the market risk related to the Company’s investment in Vail Resorts (see Note 7), are carried on the consolidated balance sheets at their estimated fair values.

Concentration of Credit Risk

The Company’s primary concentration of credit risk is related to certain trade accounts receivable due from several highly leveraged or “at risk” customers.  At September 30, 2007 and 2006, the amount of such receivables was immaterial.  Consideration was given to the economic status of these customers when determining the appropriate allowance for doubtful accounts (see Note 12) and the fair value of the Company’s subordinated retained interest in accounts receivable (see Note 11).

Hedging Activities

During fiscal 2007, activities qualifying for hedge accounting consisted of cash flow hedges on ingredient, packaging, and fuel purchases (options, futures, and swaps); variable interest payments (interest rate swap); and receipts of foreign currency-denominated accounts receivable (foreign exchange forwards).  Hedge gains (net of hedge losses) totaling $32.0 were deferred into accumulated other comprehensive income, $3.8 of net gains were reclassified into earnings, and net losses of $.1 representing ineffectiveness were recorded in earnings as incurred.

During fiscal 2006, activities qualifying for hedge accounting consisted of cash flow hedges on ingredient, packaging, and fuel purchases (options, futures, and swaps); variable interest payments (interest rate swap); and receipts of foreign currency-denominated accounts receivable (foreign exchange forwards).  Hedge gains (net of hedge losses) totaling $5.1 were deferred into accumulated other comprehensive income, $2.4 of net gains were reclassified into earnings, and net gains of $.3 representing ineffectiveness were recorded in earnings as incurred.

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

NOTE 14 – LONG-TERM DEBT

Long-term debt consisted of the following at September 30:

	2007		2006
	Balance	Interest	Balance	Interest
	Outstanding	Rate	Outstanding	Rate
Fixed Rate Senior Notes, Series B	$116.0	4.24%	$145.0	4.24%
Fixed Rate Senior Notes, Series C	50.0	5.43%	50.0	5.43%
Fixed Rate Senior Notes, Series D	75.0	4.76%	75.0	4.76%
Fixed Rate Senior Notes, Series E	100.0	5.57%	100.0	5.57%
Fixed Rate Senior Notes, Series F	75.0	5.43%	75.0	5.43%
Floating Rate Senior Notes, Series G	50.0	5.95%	50.0	5.85%
Floating Rate Senior Notes, Series H	50.0	5.95%	50.0	5.85%
Fixed Rate Senior Notes, Series I-1	75.0	5.56%	-	n/a
Fixed Rate Senior Notes, Series I-2	25.0	5.58%	-	n/a
Fixed Rate Senior Notes, Series J	100.0	5.93%	-	n/a
Industrial Development Revenue Bond	5.6	3.84%	5.6	3.77%
$150 Revolving Credit Agreement	20.0	5.69%	-	n/a
Uncommitted credit arrangements	21.8	5.87%	1.8	6.19%
Other	.2	Various	.2	Various
	$763.6		$552.6

On December 22, 2003, the Company issued Fixed Rate Senior Notes, Series B, Series C, and Series D, totaling $270.0.  Series B comprises $145.0 of 4.24% notes due December 2010 with annual amortization of principal beginning December 2006.  Series C comprises $50.0 of 5.43% notes with bullet maturity in December 2013.  Series D comprises $75.0 of 4.76% notes due December 2013 with annual amortization of principal beginning in December 2007.

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

The Company has entered into uncommitted credit arrangements with banks that totaled $21.8 as of September 30, 2007.  Borrowings under these arrangements typically have terms of less than a week.  The amounts outstanding under these arrangements at September 30, 2007 matured October 1, 2007.  Also as of September 30, 2007, $22.3 in letters of credit and surety bonds were outstanding with various financial institutions, principally related to self-insurance requirements.

As of September 30, 2007, aggregate maturities of long-term debt are as follows: $61.5 in fiscal 2008, $39.9 in fiscal 2009, $45.3 in fiscal 2010, $159.7 in fiscal 2011, $10.7 in fiscal 2012, and $446.5 thereafter.  Based upon management’s intent and ability to refinance amounts maturing in fiscal 2008 on a long-term basis, they were classified as long-term.

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

Lease Commitments

Future minimum rental payments under noncancelable operating leases in effect as of September 30, 2007 were $9.7, $8.1, $6.5, $6.0, $5.8, and $21.2 for fiscal 2008, 2009, 2010, 2011, 2012, and thereafter, respectively.

Rent expense for all operating leases was $18.6, $11.2, and $11.4 in fiscal 2007, 2006, and 2005, respectively, net of sublease income of $.1, $.1, and $.8 in fiscal 2007, 2006, and 2005, respectively.

Container Supply Agreement

During fiscal 2002, the Company entered into a ten-year agreement to purchase certain containers from a single supplier.  It is believed that the agreement was related to the supplier’s financing arrangements regarding the container facility.  The Company’s total purchases under the agreement were $26.2 in fiscal 2007, $23.7 in fiscal 2006, and $15.8 in fiscal 2005.  Generally, to avoid a shortfall payment requirement, the Company must purchase approximately 223 million additional containers by the end of the ten-year term.  The minimum future payment obligation cannot be determined at this time, but is currently estimated at $1.6.

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

On September 30, 2007, the Company adopted FAS 158 which requires the Company to recognize the funded status of defined postretirement benefit plans as an asset or liability on the balance sheet and requires any unrecognized prior service cost and actuarial gains/losses to be recognized in accumulated other comprehensive income.  The following table illustrates the incremental effect of applying FAS 158 on individual line items of the consolidated balance sheet.

	September 30, 2007
	Prior to	Effect of
	Adopting	Adopting	As
	FAS 158	FAS 158	Reported

Other assets	$70.7	$(27. 6)	$43.1
Other current liabilities	65.4	2.1	67.5
Noncurrent deferred income tax liability	52.0	(12.1)	39.9
Other liabilities	340.1	2.6	342.7
Accumulated other comprehensive income	37.5	(20.2)	17.3

The following tables provide a reconciliation of the changes in the plans' benefit obligations and fair value of assets over the two-year period ending September 30, 2007, and a statement of the funded status as of September 30 of both years.

	Pension Benefits		Other Benefits
	2007	2006	2007	2006

Change in benefit obligation
Benefit obligation at beginning of year	$191.2	$188.0	$21.9	$30.2
Service cost	2.6	2.4	.1	.2
Interest cost	11.1	10.5	1.3	1.6
Actuarial (gain) loss	(8.8)	(.5)	1.2	(8.3)
Benefit payments	(8.8)	(9.2)	(1.4)	(1.8)
Benefit obligation at end of year	$187.3	$191.2	$23.1	$21.9

Change in fair value of plan assets
Fair value of plan assets at beginning of year	$169.2	$139.6	$-	$-
Actual return on plan assets	23.9	13.2	-	-
Employer contributions	.6	25.6	1.4	1.8
Benefit payments	(8.8)	(9.2)	(1.4)	(1.8)
Fair value of plan assets at end of year	$184.9	$169.2	$-	$-

Funded status	$(2.4)	$(22.1)	$(23.1)	$(21.9)
Unrecognized net actuarial loss	31.0	53.4	4.9	3.8
Unrecognized prior service cost	-	-	(.1)	(.1)
Net amount recognized in retained earnings	$28.6	$31.3	$(18.3)	$(18.2)

Amounts recognized in consolidated
balance sheets
Other assets	$5.6	$-	$-	$-
Other current liabilities	(.6)	-	(1.5)	-
Other liabilities	(7.4)	(17.8)	(21.6)	(18.2)
Accumulated other comprehensive loss	31.0	49.1	4.8	-
Net amount recognized	$28.6	$31.3	$(18.3)	$(18.2)

Amounts recognized in accumulated other
comprehensive loss
Net actuarial loss	$31.0	$-	$4.9	$-
Prior service cost	-	-	(.1)	-
Minimum pension liability	-	49.1	-	-
Total	$31.0	$49.1	$4.8	$-

Weighted-average assumptions used
to determine benefit obligation
Discount rate	6.15%	5.95%	6.15%	5.95%
Rate of compensation increase	3.25%	3.50%	3.25%	3.50%

For September 30, 2007 measurement purposes, the assumed annual rate of increase in the future per capita cost of covered health care benefits was 8% for 2008, declining gradually to an ultimate rate of 5% for 2014 and beyond.  For September 30, 2006 measurement purposes, the assumed annual rate of increase in the future per capita cost of covered health care benefits was 8% for 2007, declining gradually to an ultimate rate of 5% for 2014 and beyond.  A 1% change in assumed health care cost trend rates would result in a corresponding change in the accumulated postretirement benefit obligation at September 30, 2007 of approximately $1.7 and in the total service and interest cost components for fiscal 2007 of approximately $.1.

The aggregate accumulated benefit obligation for pension plans was $182.7 at September 30, 2007, and $186.9 at September 30, 2006.  The accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets at September 30, 2007 and 2006 were:

	2007	2006
Accumulated benefit obligation	$8.1	$186.9
Fair value of plan assets	-	169.2

As of September 30, 2007, expected future benefit payments and related federal subsidy receipts (Medicare Part D) in the next ten fiscal years were as follows:

						2013-
	2008	2009	2010	2011	2012	2017
Pension benefits	$9.1	$8.3	$9.0	$10.2	$11.2	$64.3
Other benefits	1.7	1.6	1.7	1.7	1.8	9.8
Subsidy receipts	(.2)	(.2)	(.2)	(.2)	(.2)	(1.2)

Other than those made as benefit payments in unfunded plans, no contributions are currently expected to be paid to the plans during fiscal 2008.

The following table provides the components of net periodic benefit cost for the plans.  The estimated net loss expected to be amortized from accumulated other comprehensive income into net periodic benefit cost during 2008 related to pension and other benefits is $2.5 and $.2, respectively.

	Pension Benefits			Other Benefits
	2007	2006	2005	2007	2006	2005
Service cost	$2.6	$2.4	$2.3	$.1	$.2	$.1
Interest cost	11.1	10.5	9.6	1.3	1.6	1.3
Expected return on plan assets	(14.5)	(12.2)	(11.6)	-	-	-
Amortization of:
Net loss	4.2	4.6	2.6	.1	.7	.4
Transition asset	-	-	(.1)	-	-	-
Net periodic benefit cost	$3.4	$5.3	$2.8	$1.5	$2.5	$1.8

Weighted-average assumptions used
to determine net benefit cost
Discount rate	5.95%	5.70%	6.00%	5.95%	5.70%	6.00%
Rate of compensation increase	3.50%	3.50%	3.50%	3.50%	3.50%	3.50%
Expected return on plan assets	9.00%	9.00%	9.00%	n/a	n/a	n/a

The expected return on pension plan assets was determined based on historical and expected future returns of the various asset classes, using the target allocation.  The broad target allocations are 70% equity securities (comprised of 56% U.S. equities and 14% foreign equities) and 30% debt securities.  At September 30, 2007, equity securities were 71.8% and debt securities were 28.2% of the fair value of total plan assets, approximately 90% of which was invested in passive index funds.  At September 30, 2006, equity securities were 70.9% and debt securities were 29.1%.  The allocation guidelines were established based on the Company’s determination of the appropriate risk posture and long-term objectives.

In addition to the defined benefit plans described above, Ralcorp sponsors defined contribution [401(k)] plans under which it makes matching and profit sharing contributions.  The costs of these plans were $5.9, $6.0, and $5.9 for the years ended September 30, 2007, 2006, and 2005, respectively.  The Company contributed $1.1, $1.1, and $1.0 to multiemployer pension plans in the years ended September 30, 2007, 2006, and 2005, respectively.

NOTE 17 – SHAREHOLDERS’ EQUITY

During the last three days of fiscal 2007, the Company repurchased 50,000 shares of its common stock on the open market at a total cost of $2.8, but the trades were not settled until the first three business days of fiscal 2008.  Those stock repurchases were not reflected in the Company’s financial statements as of and for the year ended September 30, 2007, but will be reflected in fiscal 2008.  Similarly, during the last three days of fiscal 2005, the Company repurchased 24,700 shares of its common stock on the open market at a total cost of $1.0, but the trades were not settled until the first three business days of fiscal 2006.  Those stock repurchases were not reflected in the Company’s financial statements as of and for the year ended September 30, 2005, but were reflected in fiscal 2006.

The Company has not issued any shares of preferred stock.  The terms of any series of preferred stock (including but not limited to the dividend rate, voting rights, convertibility into other Company securities, and redemption) may be set by the Company’s Board of Directors.

At September 30, 2007, accumulated other comprehensive income included a $21.3 net gain on cash flow hedging instruments after taxes and a $18.5 foreign currency translation adjustment after taxes, partially offset by $22.5 in net postretirement benefit liability adjustments after taxes (see Note 16).  At September 30, 2006, accumulated other comprehensive loss included $31.2 in net minimum pension liability adjustments after taxes, partially offset by a $3.6 net gain on cash flow hedging instruments after taxes and a $3.9 foreign currency translation adjustment after taxes.

NOTE 18 – STOCK-BASED COMPENSATION PLANS

On February 8, 2007, the Company’s shareholders adopted the 2007 Incentive Stock Plan (Plan), which reserves shares to be used for various stock-based compensation awards and replaces the 2002 Incentive Stock Plan.  The Plan provides that eligible employees may receive stock option awards, stock appreciation rights and other stock awards payable in whole or part by the issuance of stock.  At September 30, 2007, 1,849,347 shares were available for future awards under the Plan, excluding the potential reduction due to future exercises of stock appreciation rights or to future distributions from deferred compensation plans (discussed herein).

Total compensation cost for share-based payment arrangements recognized in the year ended September 30, 2007 was $8.2, and the related recognized deferred tax benefit was $3.1.  As of September 30, 2007, the total compensation cost related to nonvested awards not yet recognized was $31.8, which is expected to be recognized over a weighted average period of 2.1 years.

Stock Options

Changes in nonqualified stock options outstanding are summarized in the following table.  Most of the options are exercisable beginning from three to nine years after date of grant and have a maximum term of ten years.

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Term	Value
Outstanding at September 30, 2006	1,720,505	$25.56
Granted	-	-
Exercised	(163,620)	20.58
Forfeited	(3,928)	38.46
Expired	(2,000)	45.25
Outstanding at September 30, 2007	1,550,957	26.03	4.8 years	$46.2
Exercisable at September 30, 2007	584,476	22.59	4.1 years	19.4

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

	2006	2005
Expected option life	7.7 yrs	5.7 yrs
Expected stock price volatility	23.50%	29.07%
Risk-free interest rate	4.62%	3.84%
Expected dividends	0%	0%
Fair value (per share)	$18.49	$15.25

The Company uses treasury shares to settle options exercised.  The total intrinsic value of stock options exercised was $6.2, $12.6, and $19.8 in fiscal 2007, 2006, and 2005, respectively.

Stock Appreciation Rights

Information about the Company’s stock appreciation rights (SARs) is summarized in the following table.  Upon exercise, the SAR holder will receive the number of shares of Ralcorp common stock equal in value to the difference between the exercise price and the fair market value at the date of exercise, less all applicable taxes.

			Weighted
		Weighted	Average
	Stock	Average	Remaining	Aggregate
	Appreciation	Exercise	Contractual	Intrinsic
	Rights	Price	Term	Value
Outstanding at September 30, 2006	827,500	$45.67
Granted	457,500	56.56
Exercised	-	-
Forfeited	-	-
Outstanding at September 30, 2007	1,285,000	49.55	9.0 years	$8.1
Exercisable at September 30, 2007	2,500	42.00	2.5 years	-

The fair value of each SAR was estimated on the date of grant using the Black-Scholes valuation model, as described under the heading “Stock Options” above.  The weighted average assumptions and fair values for SARs granted each year were as follows:

	2007	2006	2005
Expected term	6.0 years	6.0 yrs	6.0 yrs
Expected stock price volatility	29.00%	23.50%	22.50%
Risk-free interest rate	4.30%	4.58%	4.17%
Expected dividends	0%	0%	0%
Fair value (per right)	$21.22	$16.70	$13.55

The Company uses treasury shares to settle SARs exercised.  There were no SARs exercised in fiscal 2007 or 2005, and the value of SARs exercised in fiscal 2006 was less than $.1.

Restricted Stock Awards

Information about the Company’s restricted stock awards (nonvested stock) is summarized in the following table.  Approximately 42,000 shares are scheduled to vest in each of fiscal 2011, 2012, and 2013, and an additional 47,000 shares are scheduled to vest in each of fiscal 2014, 2015, and 2016, but would vest immediately in the event of retirement or involuntary termination (other than for cause).  The grant date market value of each award is recorded as a reduction of shareholders’ equity and amortized on a straight-line basis over the expected vesting period.  The total fair value of restricted stock awards that vested during fiscal 2007, 2006, and 2005 was zero, zero, and $.2, respectively.

		Weighted
		Average
		Grant Date
	Number	Fair Value
Nonvested at September 30, 2006	150,987	$36.11
Granted	141,981	64.21
Vested	-
Forfeited	-
Nonvested at September 30, 2007	292,968	49.73

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

2005
Net earnings, as reported	$71.4
Add: Stock-based employee compensation expense included
in reported net earnings, net of related tax effects	.4
Deduct: Total stock-based employee compensation expense
determined under fair value based method, net of related tax effects	(2.9)
Pro forma net earnings	$68.9

Earnings per share:
Basic - as reported	$2.41
Basic - pro forma	$2.33
Diluted - as reported	$2.34
Diluted - pro forma	$2.26

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

The Cottage Bakery Inc. Employee Supplemental Retention Plan for the Ralcorp Holdings, Inc. Transaction and The Cottage Bakery Inc. Management Incentive Plan for the Ralcorp Holdings, Inc. Transaction were created and funded by the management of Cottage Bakery, Inc. immediately prior to the acquisition of Cottage Bakery, Inc. by the Company.  Initial awards under the Cottage Bakery Inc. Employee Supplemental Retention Plan for the Ralcorp Holdings, Inc. Transaction were $7.4 with a benefit obligation at September 30, 2007 of $7.7.  Initial awards under the Cottage Bakery Inc. Management Incentive Plan for the Ralcorp Holdings, Inc. Transaction were $7.5 with a benefit obligation at September 30, 2007 of $7.9.  Assets equal to these obligations are held in trust by the Vanguard Fiduciary Trust Company and are invested entirely in the Vanguard Federal Money Market Fund.  The plans require the payment of all Plan balances by December 10, 2009.

Matching contributions related to these deferred compensation plans resulted in additional compensation expense of approximately $.3, $.3, and $.2 for fiscal 2007, 2006, and 2005, respectively.  Market adjustments to the liability and investment related to these plans resulted in pretax expense of $.9, $.7, and $.7 for fiscal 2007, 2006, and 2005, respectively.

NOTE 19 – SEGMENT INFORMATION

The Company’s operating segments offer different products and are generally managed separately.  These operating segments have been aggregated to present the Company’s reportable segments – Cereals, Crackers & Cookies; Frozen Bakery Products; Dressings, Syrups, Jellies & Sauces; and Snack Nuts & Candy. The Ralston Foods and Bremner operating segments have similar economic characteristics and have been aggregated based on the criteria in FAS 131; however, separate sales data has been disclosed to provide additional information regarding the Cereals, Crackers & Cookies reportable segment. The Company evaluates each segment’s performance based on its profit contribution, which is profit or loss from operations before income taxes, interest, certain costs related to restructuring activities, and other unallocated corporate income and expenses.

The accounting policies of the segments are the same as those described in Note 1.  The Company’s revenues were primarily generated by sales within the United States; foreign sales were immaterial (less than 1% of total net sales).  As of September 30, 2007, all of the net carrying value of the Company’s long-lived assets were located in the United States except for approximately $43.0 of property located in Canada.  There were no material intersegment revenues (approximately 1% of total net sales).  In fiscal 2007, one customer accounted for $332.7, or approximately 15%, of total net sales.   Each of the segments sells products to this major customer.

The table below presents information about reportable segments as of and for the years ended September 30.  Note that “Additions to property and intangibles” excludes additions through business acquisitions (see Note 2).

	2007	2006	2005
Net sales
Ralston Foods	$609.9	$452.3	$389.8
Bremner	325.1	325.3	327.4
Cereals, Crackers & Cookies	935.0	777.6	717.2
Frozen Bakery Products	619.6	442.8	334.8
Dressings, Syrups, Jellies & Sauces	424.4	389.2	389.9
Snack Nuts & Candy	254.4	240.6	233.2
Total	$2,233.4	$1,850.2	$1,675.1
Profit contribution
Cereals, Crackers & Cookies	$87.3	$77.6	$69.1
Frozen Bakery Products	70.4	50.6	49.3
Dressings, Syrups, Jellies & Sauces	13.7	12.2	12.3
Snack Nuts & Candy	21.9	17.2	21.9
Total segment profit contribution	193.3	157.6	152.6
Interest expense, net	(42.3)	(28.1)	(16.5)
Loss on forward sale contracts	(87.7)	(9.8)	-
Gain on sale of securities	-	2.6	-
Restructuring charges	(.9)	(.1)	(2.7)
Accelerated depreciation	-	(1.1)	(2.4)
Litigation settlement income	-	-	1.8
Systems upgrades and conversions	(.5)	(3.4)	(7.0)
Stock-based compensation expense	(8.2)	(5.7)	(.7)
Other unallocated corporate expenses	(23.2)	(20.8)	(21.6)
Earnings before income taxes and equity earnings	$30.5	$91.2	$103.5
Additions to property and intangibles
Cereals, Crackers & Cookies	$21.4	$26.6	$24.8
Frozen Bakery Products	20.4	24.6	12.0
Dressings, Syrups, Jellies & Sauces	3.8	.8	4.7
Snack Nuts & Candy	3.2	3.5	3.7
Corporate	2.9	2.8	11.7
Total	$51.7	$58.3	$56.9
Depreciation and amortization
Cereals, Crackers & Cookies	$32.7	$28.0	$24.0
Frozen Bakery Products	33.3	21.8	15.1
Dressings, Syrups, Jellies & Sauces	8.2	8.5	8.7
Snack Nuts & Candy	3.5	3.1	2.7
Corporate	4.7	5.4	5.3
Total	$82.4	$66.8	$55.8
Assets, end of year
Cereals, Crackers & Cookies	$531.3	$374.6	$370.9
Frozen Bakery Products	811.4	600.1	447.2
Dressings, Syrups, Jellies & Sauces	140.5	146.3	150.5
Snack Nuts & Candy	106.8	107.8	114.8
Total segment assets	1,590.0	1,228.8	1,083.4
Investment in Ralcorp Receivables Corporation	55.3	93.3	42.5
Investment in Vail Resorts, Inc.	110.9	97.2	87.6
Other unallocated corporate assets	96.9	88.2	56.0
Total	$1,853.1	$1,507.5	$1,269.5

NOTE 20 – QUARTERLY FINANCIAL DATA (UNAUDITED)

The results for any single quarter are not necessarily indicative of the Company's results for any other quarter or the full year.  Due to the Company's equity interest in Vail (see Note 6), which typically yields more than the entire year's equity income during the Company's second and third fiscal quarters, net earnings of the Company are seasonal.  In addition, certain aspects of the Company’s operations (especially in the Snack Nuts & Candy segment, hot cereal portion of the Cereal, Crackers & Cookies segment, and in-store bakery portion of the Frozen Bakery Products segment) are somewhat seasonal with a higher percentage of sales and segment profit contribution expected to be recorded in the first and fourth fiscal quarters.  Selected quarterly financial data is shown below.  The gain (loss) on forward sale contracts, gain on sale of securities, and restructuring charges are unusual or infrequently occurring items and are described in Note 7, Note 6, and Note 3, respectively.

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year
Fiscal 2007
Net sales	$522.7	$519.0	$583.5	$608.2	$2,233.4
Gross profit	105.8	98.5	107.8	102.1	414.2
Loss on forward sale contracts	(17.9)	(34.6)	(29.8)	(5.4)	(87.7)
Restructuring charges	-	-	-	(.9)	(.9)
Net earnings	7.6	.5	11.6	12.2	31.9
Diluted earnings per share	.28	.02	.43	.46	1.17

Fiscal 2006
Net sales	$464.0	$438.7	$462.4	$485.1	$1,850.2
Gross profit	85.0	81.7	88.8	97.5	353.0
Gain (loss) on forward sale contracts	.8	(6.2)	3.7	(8.1)	(9.8)
Gain on sale of securities	-	2.6	-	-	2.6
Restructuring charges	-	-	-	(.1)	(.1)
Net earnings	9.7	13.9	30.2	14.5	68.3
Diluted earnings per share	.32	.48	1.12	.53	2.41

NOTE 21 – SUBSEQUENT EVENT

On November 15, 2007, we announced the signing of a definitive agreement with Kraft Foods Inc. to merge Post ready-to-eat cereals into Ralcorp in an all-stock transaction.  After the merger, Kraft shareholders will own approximately 54 percent and current Ralcorp shareholders will own approximately 46 percent of the combined company.  Further, Ralcorp will assume approximately $960 million of debt.  The transaction is subject to customary closing conditions, including regulatory and Ralcorp shareholder approvals.  Closing is expected to occur in mid-2008.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Co-Chief Executive Officers and its Controller and Chief Accounting Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2007.  Based upon that evaluation, the Co-Chief Executive Officers and the Controller and Chief Accounting Officer have concluded that, as of September 30, 2007, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information that is required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

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

ITEM 9B.  OTHER INFORMATION

Not applicable.

 PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding directors under the headings “ELECTION OF DIRECTORS,” “INFORMATION ABOUT RALCORP’S BOARD OF DIRECTORS,” “BOARD GOVERNANCE,” and “OTHER MATTERS – Section 16(a) Beneficial Ownership Reporting Compliance” in the Company's Notice of Annual Meeting and Proxy Statement (to be filed) is hereby incorporated by reference.  Information regarding Executive Officers of the Company is included under Item 4A of Part I.

ITEM 11.  EXECUTIVE COMPENSATION

Information appearing under the headings “EXECUTIVE COMPENSATION” and “DIRECTOR COMPENSATION” in the Company's Notice of Annual Meeting and Proxy Statement (to be filed) is hereby incorporated by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The discussion of the security ownership of certain beneficial owners and management appearing under the headings “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS” and “SECURITY OWNERSHIP OF MANAGEMENT” and equity compensation plan information under the heading “EQUITY COMPENSATION PLAN INFORMATION FOR FISCAL YEAR END” in the Company's Notice of Annual Meeting and Proxy Statement (to be filed) is hereby incorporated by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information appearing under the heading “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” and “BOARD GOVERNANCE” of the Company's Notice of Annual Meeting and Proxy Statement (to be filed) is hereby incorporated by reference.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the heading “OTHER MATTERS – Fees Paid To PricewaterhouseCoopers LLP” in the Company's Notice of Annual Meeting and Proxy Statement (to be filed) is hereby incorporated by reference

 PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as a part of this report:

1.	Financial Statements. The following are filed as a part of this document under Item 8.

-Management’s Report on Internal Control over Financial Reporting
-Report of Independent Registered Public Accounting Firm
-Consolidated Statements of Earnings for years ended September 30, 2007, 2006 and 2005
-Consolidated Balance Sheets at September 30, 2007 and 2006
-Consolidated Statements of Cash Flows for years ended September 30, 2007, 2006 and 2005
-Consolidated Statements of Shareholders’ Equity for the three years ended September 30, 2007
-Notes to Consolidated Financial Statements

2.	Financial Statement Schedules.

-Consolidated financial statements of Vail Resorts, Inc. and its subsidiaries at July 31, 2007 and 2006, and for each of the three years in the period ended July 31, 2007
	-Report of Independent Registered Public Accounting Firm	pg. 63
	-Consolidated Balance Sheets	pg. 64
	-Consolidated Statements of Operations	pg. 65
	-Consolidated Statements of Stockholders' Equity	pg. 66
	-Consolidated Statements of Cash Flows	pg. 67
	-Supplemental Schedule of Non-Cash Transactions	pg. 68
	-Notes to Consolidated Financial Statements	pg. 69
-Schedules not included have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits. See the Exhibit Index that appears at the end of this document and which is incorporated herein. Exhibits 10.12 through 10.61 are management compensation plans or arrangements.

Financial statements of Vail Resorts, Inc.:

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Vail Resorts, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the financial position of Vail Resorts, Inc. and its subsidiaries at July 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended July 31, 2007 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in fiscal 2006.

/s/ PRICEWATERHOUSECOOPERS LLP
Denver, Colorado
September 26, 2007

Vail Resorts, Inc.
Consolidated Balance Sheets
(In thousands, except share and per share amounts)

	July 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$230,819	$191,794
Restricted cash	54,749	20,322
Trade receivables, net of allowances of $2,118 and $1,388, respectively	43,557	35,949
Inventories, net of reserves of $826 and $755, respectively	48,064	42,278
Deferred income taxes (Note 12)	15,056	11,938
Other current assets	19,392	23,693
Total current assets	411,637	325,974
Property, plant and equipment, net (Note 5)	885,926	851,112
Real estate held for sale and investment	357,586	259,384
Deferred charges and other assets	30,129	29,615
Notes receivable	8,639	10,638
Goodwill, net (Note 5)	141,699	135,811
Intangible assets, net (Note 5)	73,507	75,109
Total assets	$1,909,123	$1,687,643

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable and accrued expenses (Note 5)	$281,779	$230,762
Income taxes payable	37,441	17,517
Long-term debt due within one year (Note 4)	377	5,915
Total current liabilities	319,597	254,194
Long-term debt (Note 4)	593,733	525,313
Other long-term liabilities (Note 5)	181,830	158,490
Deferred income taxes (Note 12)	72,213	73,064
Commitments and contingencies (Note 14)
Put option liabilities (Note 10)	--	1,245
Minority interest in net assets of consolidated subsidiaries	27,711	32,560
Stockholders’ equity:
Preferred stock, $0.01 par value, 25,000,000 shares authorized, no shares issued and outstanding	--	--
Common stock, $0.01 par value, 100,000,000 shares authorized, and 39,747,976 and 39,036,282 shares issued, respectively (Note 17)	397	390
Additional paid-in capital	534,370	509,505
Retained earnings	205,118	143,721
Treasury stock (Note 17)	(25,846)	(10,839)
Total stockholders’ equity	714,039	642,777
Total liabilities and stockholders’ equity	$1,909,123	$1,687,643

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Vail Resorts, Inc.
Consolidated Statements of Operations
(In thousands, except per share amounts)

	Year Ended July 31,
	2007	2006	2005
Net revenue:
Mountain	$665,377	$620,441	$540,855
Lodging	162,451	155,807	196,351
Real estate	112,708	62,604	72,781
Total net revenue	940,536	838,852	809,987
Operating expense:
Mountain	462,708	443,116	391,889
Lodging	144,252	142,693	177,469
Real estate	115,190	56,676	58,254
Total segment operating expense	722,150	642,485	627,612
Other operating (expense) income:
Depreciation and amortization	(87,664)	(86,098)	(89,968)
Relocation and separation charges (Note 8)	(1,433)	(5,096)	--
Asset impairment charges (Note 11)	--	(210)	(2,550)
Mold remediation credit (Note 14)	--	1,411	--
Loss on disposal of fixed assets, net	(1,083)	(1,035)	(1,528)
Income from operations	128,206	105,339	88,329
Mountain equity investment income, net	5,059	3,876	2,303
Lodging equity investment loss	--	--	(2,679)
Real estate equity investment income (loss)	--	791	(102)
Investment income	12,403	7,995	2,066
Interest expense, net	(32,625)	(36,478)	(40,298)
Loss on extinguishment of debt	--	--	(612)
(Loss) gain on sale of businesses, net (Note 9)	(639)	4,625	(7,353)
Contract dispute charges (Note 14)	(4,642)	(3,282)	--
Gain (loss) on put options, net (Note 10)	690	(1,212)	1,158
Other income, net	--	50	50
Minority interest in income of consolidated subsidiaries, net	(7,801)	(6,694)	(5,239)
Income before provision for income taxes	100,651	75,010	37,623
Provision for income taxes (Note 12)	(39,254)	(29,254)	(14,485)
Net income	$61,397	$45,756	$23,138

Per share amounts (Note 3):
Basic net income per share	$1.58	$1.21	$0.65
Diluted net income per share	$1.56	$1.19	$0.64

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Vail Resorts, Inc.
Consolidated Statements of Stockholders' Equity
(In thousands, except share amounts)

	Common Stock				Additional				Total
	Shares				Paid-in	Deferred	Retained	Treasury	Stockholders'
	Class A	Common	Total	Amount	Capital	Compensation	Earnings	Stock	Equity
Balance, July 31, 2004	6,114,834	29,222,828	35,337,662	$353	$416,660	$(677)	$74,827	$--	$491,163
Net income	--	--	--	--	--	--	23,138	--	23,138
Conversion of Class A shares
to common shares (Note 17)	(6,114,834)	6,114,834	--	--	--	--	--	--	--
Amortization of deferred
compensation	--	--	--	--	--	348	--	--	348
Issuance of shares
under share
award plans (Note 18)	--	1,258,531	1,258,531	13	21,928	--	--	--	21,941
Tax benefit of stock option
exercises	--	--	--	--	3,939	--	--	--	3,939
Balance, July 31, 2005	--	36,596,193	36,596,193	366	442,527	(329)	97,965	--	540,529
Net income	--	--	--	--	--	--	45,756	--	45,756
Stock-based compensation
(Note 18)	--	--	--	--	6,476	--	--	--	6,476
Reversal of deferred
compensation due to adoption
of SFAS 123R	--	--	--	--	(329)	329	--	--	--
Issuance of shares
under share
award plans (Note 18)	--	2,440,089	2,440,089	24	46,508	--	--	--	46,532
Tax benefit of stock option
exercises	--	--	--	--	14,323	--	--	--	14,323
Repurchase of common stock
(Note 17)	--	--	--	--	--	--	--	(10,839)	(10,839)
Balance, July 31, 2006	--	39,036,282	39,036,282	390	509,505	--	143,721	(10,839)	642,777
Net income	--	--	--	--	--	--	61,397	--	61,397
Stock-based compensation
(Note 18)	--	--	--	--	6,965	--	--	--	6,965
Issuance of shares
under share
award plans (Note 18)	--	711,694	711,694	7	10,975	--	--	--	10,982
Tax benefit of stock option
exercises	--	--	--	--	6,925	--	--	--	6,925
Repurchase of common stock
(Note 17)	--	--	--	--	--	--	--	(15,007)	(15,007)
Balance, July 31, 2007	--	39,747,976	39,747,976	$397	$534,370	$--	$205,118	$(25,846)	$714,039

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Vail Resorts, Inc.
Consolidated Statements of Cash Flows
(In thousands)
	Year Ended July 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$61,397	$45,756	$23,138
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	87,664	86,098	89,968
Non-cash cost of real estate sales	81,176	35,121	38,425
Non-cash stock-based compensation expense	6,998	6,523	437
Asset impairment charges	--	210	2,550
Non-cash mold remediation credit	--	(559)	--
Loss (gain) on sale of businesses, net	639	(4,625)	7,353
Loss on extinguishment of debt	--	--	612
Deferred income taxes, net	(3,968)	1,322	(7,514)
Minority interest in net income of consolidated subsidiaries	7,801	6,694	5,239
Other non-cash expense (income), net	720	(6,291)	(3,433)
Changes in assets and liabilities:
Restricted cash	(34,427)	(2,069)	(2,222)
Accounts receivable, net	(4,496)	(2,644)	(3,665)
Inventories, net	(5,171)	(4,811)	(5,074)
Investments in real estate	(179,234)	(129,728)	(72,164)
Notes receivable	(2,590)	(1,925)	4,052
Accounts payable and accrued expenses	30,691	26,213	26,443
Income taxes receivable/payable	19,924	4,538	21,960
Deferred real estate credits	25,330	14,539	29,755
Private club deferred initiation fees and deposits	21,438	7,126	8,324
Other assets and liabilities, net	4,550	(17,812)	(16,007)
Net cash provided by operating activities	118,442	63,676	148,177
Cash flows from investing activities:
Capital expenditures	(119,232)	(88,901)	(79,975)
Distributions from joint ventures	-	522	6,588
Cash received from disposal of fixed assets	554	823	2,019
Cash received from sale of businesses	3,544	30,712	108,399
Purchase of minority interests	(8,387)	--	(9,748)
Other investing	(8,625)	(5,149)	--
Net cash (used in) provided by investing activities	(132,146)	(61,993)	27,283
Cash flows from financing activities:
Repurchases of common stock	(15,007)	(10,839)	--
Payment of financing costs	(1,294)	(1,584)	(1,774)
Proceeds from borrowings under Non-Recourse Real Estate Financings	75,019	25,548	--
Payments of Non-Recourse Real Estate Financings	(1,493)	(12,191)	--
Payment of Credit Facility Term Loan	--	--	(98,750)
Proceeds from borrowings under other long-term debt	64,612	38,112	176,423
Payments of other long-term debt	(75,284)	(42,248)	(181,239)
Distributions from joint ventures to minority shareholders	(10,005)	(4,239)	(1,807)
Proceeds from exercise of stock options	11,496	46,649	21,939
Tax benefit from exercise of stock options	6,925	14,323	--
Other financing	(2,240)	--	--
Net cash provided by (used in) financing activities	52,729	53,531	(85,208)
Net increase in cash and cash equivalents	39,025	55,214	90,252
Cash and cash equivalents:
Beginning of period	191,794	136,580	46,328
End of period	$230,819	$191,794	$136,580

Cash paid for interest, net of amounts capitalized	$23,573	$33,550	$38,158
Taxes paid, net	16,357	8,617	--

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Vail Resorts, Inc.
Supplemental Schedule of Non-Cash Transactions
(In thousands)

	Year Ended July 31,
	2007	2006	2005
Land exchange with the United States Forest Service	$--	$5,407	$--

The accompanying Notes to Consolidated Financial Statements are an integral part of these financial statements.

Notes to Consolidated Financial Statements

1.           Organization and Business

Vail Resorts, Inc. ("Vail Resorts" or the “Parent Company”) is organized as a holding company and operates through various subsidiaries.  Vail Resorts and its subsidiaries (collectively, the "Company") currently operate in three business segments: Mountain, Lodging and Real Estate.  In the Mountain segment, the Company owns and operates five world-class ski resort properties as well as ancillary businesses, primarily including ski school, dining and retail/rental operations, at Vail, Breckenridge, Keystone and Beaver Creek mountains in Colorado and the Heavenly Ski Resort ("Heavenly") in the Lake Tahoe area of California and Nevada.  These resorts use Federal land under the terms of Special Use Permits granted by the USDA Forest Service (the “Forest Service”).  The Company also holds a 69.3% interest in SSI Venture, LLC ("SSV"), a retail/rental company.  In the Lodging segment, the Company owns and/or manages a collection of luxury hotels under its RockResorts International, LLC ("RockResorts") brand, strategic lodging properties and a large number of condominiums located in proximity to the Company’s ski resorts, the Grand Teton Lodge Company ("GTLC"), which operates three destination resorts at Grand Teton National Park (under a National Park Service concessionaire contract), and golf courses.  Vail Resorts Development Company ("VRDC"), a wholly-owned subsidiary, conducts the operations of the Company's Real Estate segment.  The Company’s Real Estate segment holds and develops real estate in and around the Company’s resort communities.  The Company's Mountain business and its Lodging properties at or around the Company’s ski resorts are seasonal in nature with peak operating seasons from mid-November through mid-April.  The Company's operations at GTLC and its golf courses generally operate from mid-May through mid-October.  The Company also has non-majority owned investments in various other entities, some of which are consolidated (see Note 6, Investments in Affiliates, and Note 7, Variable Interest Entities).

2.           Summary of Significant Accounting Policies

Principles of Consolidation-- The accompanying Consolidated Financial Statements include the accounts of the Company, its majority-owned subsidiaries and all variable interest entities for which the Company is the primary beneficiary.  Investments in which the Company does not have a controlling interest or is not the primary beneficiary are accounted for under the equity method.  All significant intercompany transactions have been eliminated in consolidation.

Cash and Cash Equivalents-- The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents.

Restricted Cash-- Restricted cash represents certain deposits received from real estate transactions, amounts held as state-regulated reserves for self-insured workers' compensation claims and owner and guest advance deposits held in escrow for lodging reservations.

Trade Receivables-- The Company records trade accounts receivable in the normal course of business related to the sale of products or services.  The Company charges interest on past due accounts at a rate of 18% per annum.  The allowance for doubtful accounts is based on a specific reserve analysis and on a percentage of accounts receivable, and takes into consideration such factors as historical write-offs, the economic climate and other factors that could affect collectibility.  Write-offs are evaluated on a case by case basis.

Inventories-- The Company's inventories consist primarily of purchased retail goods, food and beverage items and spare parts.  Inventories are stated at the lower of cost or fair value, determined using primarily an average weighted cost method.  The Company records a reserve for estimated shrinkage and obsolete or unusable inventory.

Property, Plant and Equipment-- Property, plant and equipment is carried at cost net of accumulated depreciation.  Repairs and maintenance are expensed as incurred.  Expenditures that improve the functionality of the related asset or extend the useful life are capitalized.  When property, plant and equipment is retired or otherwise disposed of, the related gain or loss is included in operating income.  Depreciation is calculated on the straight-line method generally based on the following useful lives:

Estimated Life
in Years
Land improvements	20-35
Buildings and building improvements	7-30
Machinery and equipment	2-30
Furniture and fixtures	3-10
Software	3
Vehicles	3

The Company capitalizes interest on non-real estate construction projects expected to take longer than one year to complete and cost more than $1.0 million.  The Company records capitalized interest once construction activities commence and capitalized $1.1 million, $63,000 and zero of interest on non-real estate projects during the years ended July 31, 2007, 2006 and 2005, respectively.

The Company has certain assets being used in resort operations that were constructed as amenities in conjunction with real estate development and included in project costs and expensed as the real estate was sold.  Accordingly, there is no carrying value and no depreciation expense related to these assets in the Company's Consolidated Financial Statements.  These assets were primarily placed in service from 1995 to 1997 with an original cost of approximately $33.0 million and an average estimated useful life of 15 years.

Real Estate Held for Sale and Investment-- The Company capitalizes as land held for sale and investment the original acquisition cost, direct construction and development costs, property taxes, interest incurred on costs related to land under development and other related costs, including costs that will be capitalized as resort depreciable assets associated with mixed-use real estate development projects for which the Company cannot specifically identify the components at the time of incurring such cash outflows until the property reaches its intended use.  The cost of sales for individual parcels of real estate within a project is determined using either specific identification or the relative sales value method, as applicable.  Sales and marketing expenses are charged against income in the period incurred.  Sales commission expenses are charged against income in the period that the related revenue is recorded.  The Company records capitalized interest once construction activities commence and real estate deposits have been utilized in construction.  Interest capitalized on real estate development projects during the years ended July 31, 2007, 2006 and 2005 was $8.2 million, $2.2 million and $14,000, respectively.

The Company is a member in Keystone/Intrawest, LLC (“KRED”), which is a joint venture with Intrawest Resorts, Inc. formed to develop land at the base of Keystone Mountain.  The Company's investment in KRED, including the Company's equity earnings from the inception of KRED, is reported as "real estate held for sale and investment" in the accompanying Consolidated Balance Sheets.  The Company recorded equity investment income (loss) of zero, $791,000 and $(102,000) for the years ended July 31, 2007, 2006 and 2005, respectively, related to KRED.  During the year ended July 31, 2006, KRED made distributions of $2.2 million related to the sale of final inventory of developed real estate.  It is the intent of the members to dissolve KRED.

Deferred Financing Costs-- Costs incurred with the issuance of debt securities are included in deferred charges and other assets, net of accumulated amortization.  Amortization is charged to interest expense over the respective term of the applicable debt issues.

Goodwill and Intangible Assets-- The Company has classified as goodwill the cost in excess of fair value of the net assets of companies acquired in purchase transactions.  The Company's major intangible asset classes are trademarks, water rights, customer lists, property management contracts, Forest Service permits and excess reorganization value.  As prescribed in Statement of Financial Accounting Standards (“SFAS”) No. 142, "Goodwill and Intangible Assets" (“SFAS 142”), goodwill and certain indefinite lived intangible assets, including excess reorganization value, water rights and certain trademarks, are no longer amortized, but are subject to at least annual impairment testing.  The Company tests annually (or more often, if necessary) for impairment under SFAS 142 as of May 1.  The Company determined that there was no impairment to goodwill or intangible assets during the years ended July 31, 2007, 2006 and 2005.

Long-lived Assets-- The Company evaluates potential impairment of long-lived assets and long-lived assets to be disposed of in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (“SFAS 144”).  SFAS 144 establishes procedures for the review of recoverability and measurement of impairment, if necessary, of long-lived assets held and used by an entity.  SFAS 144 requires that those assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable.  SFAS 144 requires that long-lived assets to be disposed of be reported at the lower of carrying amount or fair value less estimated selling costs (see Note 11, Asset Impairment Charges, for more information related to impaired long-lived assets).

Revenue Recognition-- Mountain and Lodging revenue is derived from a wide variety of sources, including, among other things, sales of lift tickets (including season passes), ski school operations, dining operations, retail sales, equipment rentals, hotel operations, property management services, private club dues, technology services and golf course greens fees, and are recognized as products are delivered or services are performed.  Revenue from private club initiation fees is recognized over the estimated life of the club facilities.  Revenue from arrangements with multiple deliverables is bifurcated into units of accounting based on relative fair values and revenue is separately recognized for each unit of accounting.  If fair market value cannot be established for an arrangement, revenue is deferred until all deliverables have been performed.

Revenue from real estate primarily involves the sale of condominiums/townhomes and land parcels (including related improvements).  Revenue is not recognized until a sale is fully consummated as evidenced by (i) a binding contract, (ii) receipt of adequate consideration and (iii) transfer to the buyer the usual risks and rewards of ownership.  Contingent future profits, if any, are recognized only when received.  The Company generally applies the "full accrual" method of revenue recognition thereby recognizing revenue and the related profit upon transfer of title to the buyer.  However, if the Company has an obligation to complete improvements to parcels or to construct amenities or other facilities as contractually required by sales that have been consummated, the Company utilizes the "percentage-of-completion" method of revenue recognition.  The Company recorded revenue under the percentage-of-completion method of approximately $7.1 million, $6.4 million and $11.2 million for the years ended July 31, 2007, 2006 and 2005, respectively.  Additionally, the Company uses the "deposit" method for sales that have not been completed for which payments have been received from buyers (reflected as deferred credits in the Company’s Consolidated Balance Sheets), and as such no profit is recognized until the sale is consummated.

Real Estate Cost of Sales-- Costs of real estate transactions include direct project costs, common cost allocations (primarily determined on relative sales value) and may include accrued commitment liabilities for costs to be incurred subsequent to the sales transaction.  Estimates of project costs and cost allocations are reviewed at the end of each financial reporting period until a project is substantially completed and available for sale.  Costs are revised and reallocated as necessary for material changes on the basis of current estimates and are reported as a change in estimate in the current period.  The Company recorded changes in estimates that (decreased) increased real estate cost of sales by approximately $(636,000), $(214,000) and $435,000 for the years ended July 31, 2007, 2006 and 2005, respectively.  Additionally, for the years ended July 31, 2007 and 2006, the Company recorded $7.6 million and $1.8 million, respectively, of incremental estimated costs to complete the construction of the Jackson Hole Golf & Tennis Club (”JHG&TC”) cabins that have design and construction issues.

Deferred Revenue-- In addition to deferring certain revenue related to private club initiation fees and the real estate sales as noted above, the Company records deferred revenue related to the sale of season ski passes and certain daily lift ticket products.  The number of season pass holder visits is estimated based on historical data, and the deferred revenue is recognized throughout the season based on this estimate.

Reserve Estimates-- The Company uses estimates to record reserves for certain liabilities, including medical claims, workers' compensation, third-party loss contingencies, liabilities for the completion of real estate sold by the Company, allowance for doubtful accounts and property taxes among other items.  The Company estimates the potential costs related to these liabilities that will be incurred and records that amount as a liability in its financial statements.  These estimates are reviewed and appropriately adjusted as the facts and circumstances related to the liabilities change.  The Company records legal costs related to defending its claims as incurred.

Advertising Costs-- Advertising costs are expensed at the time such advertising commences.  Advertising expense for the years ended July 31, 2007, 2006 and 2005 was $17.5 million, $17.2 million and $15.1 million, respectively.  At July 31, 2007 and 2006, prepaid advertising costs of $337,000 and $642,000, respectively, are reported as "other current assets" in the Company's Consolidated Balance Sheets.

Income Taxes-- The Company uses the liability method of accounting for income taxes as prescribed by SFAS No. 109, "Accounting for Income Taxes" (“SFAS 109”).  Under SFAS 109, deferred tax assets and liabilities are recorded for the estimated future tax effects of temporary differences between the tax bases of assets and liabilities and amounts reported in the accompanying Consolidated Balance Sheets and for operating loss and tax credit carryforwards.  The change in deferred tax assets and liabilities for the period measures the deferred tax provision or benefit for the period.  Effects of changes in enacted tax laws on deferred tax assets and liabilities are reflected as adjustments to the tax provision or benefit in the period of enactment.  The Company's deferred tax assets have been reduced by a valuation allowance to the extent it is deemed to be more likely than not that some or all of the deferred tax assets will not be realized (see Note 12, Income Taxes, for more information related to deferred tax assets and liabilities).

Net Income Per Share-- In accordance with SFAS No. 128, "Earnings Per Share" (“EPS”) (“SFAS 128”), the Company computes net income per share on both the basic and diluted basis (see Note 3, Net Income Per Common Share).

Fair Value of Financial Instruments-- The recorded amounts for cash and cash equivalents, receivables, other current assets, and accounts payable and accrued expenses approximate fair value due to the short-term nature of these financial instruments.  The fair value of amounts outstanding under the Company's credit facilities, Employee Housing Bonds and Non-Recourse Real Estate Financings (as defined in Note 4, Long-Term Debt) approximate book value due to the variable nature of the interest rate associated with that debt.  The fair value of the 6.75% Notes (as defined in Note 4, Long-Term Debt) is based on quoted market price.  The fair value of the Company's Industrial Development Bonds (as defined in Note 4, Long-Term Debt) and other long-term debt have been estimated using discounted cash flow analyses based on current borrowing rates for debt with similar remaining maturities and ratings.  The estimated fair value of the 6.75% Notes, Industrial Development Bonds and other long-term debt as of July 31, 2007 and 2006 is presented below (in thousands):

	July 31, 2007		July 31, 2006
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
6.75% Notes	$390,000	$377,325	$390,000	$372,450
Industrial Development Bonds	57,700	59,206	61,700	63,423
Other long-term debt	6,953	6,863	7,335	7,211

Stock Compensation--At July 31, 2007, the Company had four stock-based compensation plans, which are described more fully in Note 18, Stock Compensation Plans.  Prior to August 1, 2005, the Company accounted for those plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations, as permitted by SFAS No. 123, "Accounting for Stock Based Compensation" ("SFAS 123").

Effective August 1, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123R, "Share-Based Payment" ("SFAS 123R"), using the modified prospective method.  Under that transition method, compensation cost recognized in the years ended July 31, 2007 and 2006 includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of August 1, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123 and (ii) compensation cost for all share-based payments granted subsequent to August 1, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.  The grant-date fair value of share-based payments is amortized to expense ratably over the awards' vesting periods.  Results for prior periods have not been restated.  The following table shows total stock-based compensation expense for the years ended July 31, 2007, 2006 and 2005 included in the Consolidated Statements of Operations (in thousands):

	Year Ended July 31,
	2007	2006	2005
Mountain operating expense	$3,824	$3,685	$254
Lodging operating expense	1,091	1,334	88
Real estate operating expense	2,083	1,504	95
Pre-tax stock-based compensation expense	6,998	6,523	437
Less: benefit for income taxes	2,628	2,450	164
Net stock-based compensation expense	$4,370	$4,073	$273

As a result of adopting SFAS 123R on August 1, 2005, the Company's income before income taxes and net income for the year ended July 31, 2007 decreased $6.6 million and $4.1 million, respectively, and for the year ended July 31, 2006 decreased $6.1 million and $3.8 million, respectively as compared to accounting for share-based compensation under APB 25, after considering the change in the Company's compensation strategy to issue a portion of its stock-based compensation as restricted stock to certain levels of employees.  The after-tax impact of stock-based compensation expense recorded pursuant to SFAS 123R resulted in a reduction in basic and diluted net income per share of $0.11 for each of the years ended July 31, 2007 and 2006.

Prior to the adoption of SFAS 123R, the Company reported all tax benefits for deductions resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows.  SFAS 123R requires that cash flows resulting from the tax benefits to be realized in excess of the compensation expense recognized in the Consolidated Statements of Operations before considering the impact of stock options that expire unexercised or forfeited (the "excess tax benefit") be classified as financing cash flows.  The excess tax benefit of $6.9 million and $14.3 million classified as financing cash inflows for the years ended July 31, 2007 and 2006, respectively, would have been classified as operating cash inflows if the Company had not adopted SFAS 123R.  The Company has elected to establish its pool of windfall tax benefits under the “long-form” method, and therefore, has calculated such excess amounts as if stock-based compensation expense on an individual grant basis had been recognized under the pro forma method of SFAS 123 and SFAS 123R.

The following table illustrates the effect on net income and net income per share if the Company had recorded in its Consolidated Statement of Operations the fair value recognition provisions of SFAS 123 to stock options granted under the Company's share award plans for the year ended July 31, 2005.  For purposes of this pro forma disclosure, stock options granted subsequent to July 31, 2005 are not considered, the value of the stock options is estimated using a Black-Scholes option-pricing formula and the expense is amortized ratably over the options' vesting periods (in thousands, except per share amounts).

Year Ended July 31,
2005
Net income
As reported	$23,138
Add: stock-based employee compensation expense included in reported net income, net of related tax effects	273
Deduct: total stock-based employee compensation expense determined under fair value-based method for all awards, net of related tax effects	(2,987)
Pro forma	$20,424

Basic net income per share
As reported	$0.65
Pro forma	$0.57

Diluted net income per share
As reported	$0.64
Pro forma	$0.56

The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for stock option grants in 2005: dividend yield of 0%; expected volatility of 35.3%; risk-free interest rate of 3.28%; and an expected life of five years.  The weighted-average grant-date fair value per share of stock options granted in the year ended July 31, 2005 was $6.83.

Concentration of Credit Risk-- The Company's financial instruments that are exposed to concentrations of credit risk consist primarily of cash and cash equivalents and restricted cash.  The Company places its cash and temporary cash investments in high quality credit institutions.  At times, such investments may be in excess of FDIC insurance limits.  Concentration of credit risk with respect to trade and notes receivables is limited due to the wide variety of customers and markets in which the Company transacts business, as well as their dispersion across many geographical areas.  As a result, as of July 31, 2007, the Company did not consider itself to have any significant concentrations of credit risk.  The Company performs ongoing credit evaluations of its customers and generally does not require collateral.  The Company maintains allowances for potential losses, but does require advance deposits on certain transactions, and historical losses have been within management's expectations.  The Company does not enter into financial instruments for trading or speculative purposes.

Use of Estimates-- The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the balance sheet date and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.

New Accounting Pronouncements-- In June 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of SFAS No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements.  FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return.  It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The requirements of FIN 48 are effective for the Company beginning August 1, 2007 (its fiscal year ending July 31, 2008).  Although the Company has not completed its analysis, the Company does not expect the implementation of FIN 48 to have a significant impact on its financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements.  SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information.  The requirements of SFAS 157 are effective for the Company beginning August 1, 2008 (its fiscal year ending July 31, 2009).  The Company is in the process of evaluating this guidance and therefore has not yet determined the impact that SFAS 157 will have on the Company’s financial position or results of operations upon adoption.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 gives the Company the irrevocable option to carry many financial assets and liabilities at fair values, with changes in fair value recognized in earnings.  The requirements of SFAS 159 are effective for the Company beginning August 1, 2008 (its fiscal year ending July 31, 2009), although early adoption is permitted.  The Company is in the process of evaluating this guidance and therefore has not yet determined the impact that SFAS 159 will have on the Company’s financial position or results of operations upon adoption.

3.           Net Income Per Common Share

SFAS 128 establishes standards for computing and presenting EPS.  SFAS 128 requires the dual presentation of basic and diluted EPS on the face of the income statement and requires a reconciliation of numerators (net income) and denominators (weighted-average shares outstanding) for both basic and diluted EPS in the footnotes.  Basic EPS excludes dilution and is computed by dividing net income available to common stockholders by the weighted-average shares outstanding.  Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised, resulting in the issuance of shares of common stock that would then share in the earnings of the Company.  Presented below is basic and diluted EPS for the years ended July 31, 2007, 2006 and 2005 (in thousands, except per share amounts):

	Year Ended July 31,
	2007		2006		2005
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income per share:
Net income	$61,397	$61,397	$45,756	$45,756	$23,138	$23,138

Weighted-average shares outstanding	38,849	38,849	37,866	37,866	35,712	35,712
Effect of dilutive securities	--	525	--	701	--	648
Total shares	38,849	39,374	37,866	38,567	35,712	36,360
Net income per share	$1.58	$1.56	$1.21	$1.19	$0.65	$0.64

The number of shares issuable on the exercise of share based awards that were excluded from the calculation of diluted net income per share because the effect of their inclusion would have been anti-dilutive totaled 18,000, 334,000 and 631,000 for the years ended July 31, 2007, 2006 and 2005, respectively.

4.           Long-Term Debt

Long-term debt as of July 31, 2007 and 2006 is summarized as follows (in thousands):

	Fiscal Year	July 31,	July 31,
	Maturity (i)	2007	2006
Credit Facility Revolver (a)	2012	$--	$--
SSV Facility (b)	2011	--	6,261
Industrial Development Bonds (c)	2009-2020	57,700	61,700
Employee Housing Bonds (d)	2027-2039	52,575	52,575
Non-Recourse Real Estate Financings (e)	2009-2010	86,882	13,357
6.75% Senior Subordinated Notes (f)	2014	390,000	390,000
Other (g)	2008-2029	6,953	7,335
Total debt		594,110	531,228
Less: Current maturities (h)		377	5,915
Long-term debt		$593,733	$525,313

(a)
On March 13, 2007, The Vail Corporation (“Vail Corp.”), a wholly-owned subsidiary of the Company, entered into an amendment (the “Third Amendment”) of its existing senior credit facility (the “Credit Facility”), the Fourth Amended and Restated Credit Agreement (the “Credit Agreement”), among Vail Corp., Bank of America, N.A. as administrative agent, U.S. Bank National Association  (“U.S. Bank”) and Wells Fargo Bank, National Association (“Wells Fargo”) as co-syndication agents, Deutsche Bank Trust Company Americas and LaSalle Bank National Association as co-documentation agents, and the lenders party thereto.  The Third Amendment amended the Credit Agreement to, among other things, (i) decrease the total loan commitment with respect to borrowings under the revolving facility (the “Credit Facility Revolver”) and letters of credit from $400 million to $300 million, (ii) improve pricing, including unused commitment fees and letter of credit fees and improve flexibility in the Company’s ability to make investments, (iii) extend the maturity date from January 28, 2010 to February 1, 2012 and (iv) eliminate certain covenant ratios and change, for pricing and covenant purposes, the gross debt leverage ratio to a net debt ratio.

Vail Corp. obligations under the Credit Agreement are guaranteed by the Company and certain of its subsidiaries and are collateralized by a pledge of all of the capital stock of Vail Corp., substantially all of its subsidiaries and the Company's interest in SSV.  The proceeds of loans made under the Credit Agreement may be used to fund the Company's working capital needs, capital expenditures, acquisitions and other general corporate purposes, including the issuance of letters of credit.  Borrowings under the Credit Agreement bear interest annually at the Company's option currently at the rate of (i) LIBOR plus 0.5% (5.82% at July 31, 2007) or (ii) the Agent's prime lending rate plus, in certain circumstances, a margin (8.25% at July 31, 2007).  Interest rate margins fluctuate based upon the ratio of the Company's Net Funded Debt to Adjusted EBITDA (as defined in the Credit Agreement) on a trailing twelve-month basis.  The Credit Agreement also includes a quarterly unused commitment fee, which is equal to a percentage determined by the Net Funded Debt to EBITDA ratio, as defined in the Credit Agreement, times the daily amount by which the Credit Agreement commitment exceeds the total of outstanding loans and outstanding letters of credit.  The unused amounts are accessible to the extent that the Net Funded Debt to Adjusted EBITDA ratio does not exceed the maximum ratio allowed at quarter-ends.  The unused amount available for borrowing under the Credit Agreement was $226.0 million as of July 31, 2007, net of letters of credit of $74.0 million outstanding under the Credit Agreement.  The Credit Agreement provides for affirmative and negative covenants that restrict, among other things, the Company's ability to incur indebtedness, dispose of assets, make capital expenditures, make distributions and make investments.  In addition, the Credit Agreement includes the following restrictive financial covenants: Net Funded Debt to Adjusted EBITDA ratio, Minimum Net Worth and the Minimum Interest Coverage ratio (each as defined in the Credit Agreement).

Additionally, the Company amended and restated its then existing senior credit facility in January 2005 to, among other things, (i) expand the total loan commitment and (ii) improve pricing, including unused commitment fees and letter of credit fees and improve flexibility in the Company’s ability to make investments.  The Company recorded a $612,000 loss on extinguishment of debt in the year ended July 31, 2005 for the remaining unamortized deferred financing costs associated with the pay off of the term loan under such credit facility.

(b)
In September 2005, SSV entered into a new credit facility ("SSV Facility") with U.S. Bank as lender to refinance its existing credit facility and to provide additional financing for future acquisitions.  The new facility provides for financing up to an aggregate $33 million consisting of (i) an $18 million working capital revolver, (ii) a $10 million reducing revolver and (iii) a $5 million acquisition revolver.  Obligations under the SSV Facility are collateralized by a first priority security interest in all the assets of SSV ($90.2 million at July 31, 2007).  Availability under the SSV Facility is based on the book values of accounts receivable, inventories and rental equipment of SSV.  The SSV Facility matures September 2010.  Borrowings bear interest annually at SSV's option of (i) LIBOR plus 0.875% (6.20% at July 31, 2007) or (ii) U.S. Bank's prime rate minus 1.75% (6.50% at July 31, 2007).  Proceeds under the working capital revolver are for SSV's seasonal working capital needs.  No principal payments are due until maturity, and principal may be drawn and repaid at any time.  Proceeds under the reducing revolver were used to pay off SSV's existing credit facility.  Principal under the reducing revolver may be drawn and repaid at any time.  The reducing revolver commitments decrease by $312,500 on January 31, April 30, July 31 and October 31 of each year beginning January 31, 2006 ($7.8 million available at July 31, 2007).  Any outstanding balance in excess of the reduced commitment amount is due on the day of each commitment reduction.  The acquisition revolver is to be utilized to make acquisitions subject to U.S. Bank's approval.  Principal under the acquisition revolver may be drawn and repaid at any time.  The acquisition revolver commitments decrease by $156,250 on January 31, April 30, July 31 and October 31 of each year beginning January 31, 2007 ($4.5 million available at July 31, 2007).  Any outstanding balance in excess of the reduced commitment amount is due on the day of each commitment reduction.  The SSV Facility contains certain restrictive financial covenants, including the Consolidated Leverage Ratio and Minimum Fixed Charge Coverage Ratio (each as defined in the underlying credit agreement).

(c)
The Company has outstanding $57.7 million of industrial development bonds (collectively, the "Industrial Development Bonds"), of which $41.2 million were issued by Eagle County, Colorado (the "Eagle County Bonds") and mature, subject to prior redemption, on August 1, 2019.  These bonds accrue interest at 6.95% per annum, with interest being payable semi-annually on February 1 and August 1.  The promissory note with respect to the Eagle County Bonds between Eagle County and the Company is collateralized by the Forest Service permits for Vail and Beaver Creek.  In addition, the Company has outstanding two series of refunding bonds (collectively, the "Summit County Bonds").  The Series 1990 Sports Facilities Refunding Revenue Bonds, issued by Summit County, Colorado, have an aggregate outstanding principal amount of $15.0 million, maturing in the year ending July 31, 2009 and bear interest at 7.875%.  The Series 1991 Sports Facilities Refunding Revenue Bonds, issued by Summit County, Colorado, have an aggregate outstanding principal amount of $1.5 million maturing in the year ending July 31, 2011 and bear interest at 7.375%.  The promissory note with respect to the Summit County Bonds between Summit County and the Company is pledged and endorsed to the Bank of New York as Trustee under the Indenture of Trust underlying the Summit County Bonds.  The promissory note is also collateralized in accordance with a guaranty from Ralston Purina Company (subsequently assumed by Vail Corp. to the Trustee for the benefit of the registered owners of the bonds).

(d)
As of November 1, 2003, the Company began consolidating for financial reporting purposes four employee housing entities (each an “Employee Housing Entity” and collectively, the "Employee Housing Entities"): Breckenridge Terrace, Tarnes, BC Housing and Tenderfoot.  The Employee Housing Entities had previously been accounted for under the equity method (see Note 7, Variable Interest Entities).  Accordingly, the outstanding indebtedness of the entities (collectively, the "Employee Housing Bonds") is included in the Company's Consolidated Balance Sheets as of July 31, 2007 and 2006.  The proceeds of the Employee Housing Bonds were used to develop apartment complexes designated primarily for use by the Company's seasonal employees at its mountain resorts.  The Employee Housing Bonds are variable rate, interest-only instruments with interest rates tied to LIBOR plus 0% to 0.05% (5.32% to 5.37% at July 31, 2007).  Interest on the Employee Housing Bonds is paid monthly in arrears, and the interest rate is adjusted weekly.  No principal payments are due on the Employee Housing Bonds until maturity.  Each Employee Housing Entity’s bonds were issued in two series.  The Series A bonds for each Employee Housing Entity and the Series B bonds for Breckenridge Terrace, BC Housing and Tenderfoot are backed by letters of credit issued under the Credit Facility.  The Series B bonds for Tarnes are backed by a letter of credit issued by a bank, for which the assets of Tarnes serve as collateral ($8.2 million at July 31, 2007).  The table below presents the principal amounts outstanding for the Employee Housing Bonds as of July 31, 2007 and 2006 (in thousands):

	Maturity	Tranche A	Tranche B	Total
Breckenridge Terrace	2039	$14,980	$5,000	$19,980
Tarnes	2039	8,000	2,410	10,410
BC Housing	2027	9,100	1,500	10,600
Tenderfoot	2035	5,700	5,885	11,585
Total		$37,780	$14,795	$52,575

(e)
In January 2006, Arrabelle at Vail Square, LLC ("Arrabelle"), a wholly-owned subsidiary of the Company, entered into a construction loan agreement (the "Arrabelle Facility") in the amount of up to $175 million with U.S. Bank, as administrative agent, and U.S. Bank and Wells Fargo, as joint lead arrangers.  Borrowings under the Arrabelle Facility are non-revolving and must be used for the payment of certain costs associated with the construction and development of Arrabelle at Vail Square, a mixed-use development consisting of 67 luxury residential condominium units, a 36-room RockResorts hotel, approximately 33,000 square feet of retail and restaurant space, a spa, private mountain club, skating rink and skier services facilities.  The Arrabelle Facility matures on August 1, 2008, and principal payments are due at maturity, with certain pre-payment requirements, including upon the closing of the condominium units.  Borrowings under the Arrabelle Facility are required to be paid in full by Arrabelle prior to any distribution of funds from the closing of condominium units to the Company.  Arrabelle has the option to extend the term of the Arrabelle Facility for nine months, subject to certain requirements.  Borrowings under the Arrabelle Facility bear interest annually at Arrabelle's option at the rate of (i) LIBOR plus 1.45% (6.77% at July 31, 2007) or (ii) the administrative agent's prime commercial lending rate (8.25% at July 31, 2007).  Interest is payable monthly in arrears.  The Arrabelle Facility provides for affirmative and negative covenants that restrict, among other things, Arrabelle's ability to dispose of assets, transfer or pledge its equity interest, incur indebtedness and make investments or distributions.  The Arrabelle Facility contains non-recourse provisions to the Company with respect to repayment, whereby under event of default, the lenders have recourse only against Arrabelle's assets ($197.4 million at July 31, 2007) and as provided for below the lenders do not have recourse against assets held by the Company or Vail Corp.  All assets of Arrabelle are provided as collateral under the Arrabelle Facility.  At July 31, 2007, borrowings under the Arrabelle Facility were $60.5 million.

In March 2007, The Chalets at The Lodge at Vail, LLC (“Chalets”), a wholly-owned subsidiary of the Company, entered into a construction loan agreement (the “Chalets Facility”) in the amount of up to $123 million with Wells Fargo, as administrative agent, book manager, and joint lead arranger, U.S. Bank as joint lead arranger and syndication agent, and the lenders party thereto.  Borrowings under the Chalets Facility are non-revolving and must be used for the payment of certain costs associated with the construction and development of The Lodge at Vail Chalets, a residential development consisting of 13 luxury condominium units, as well as a private mountain club, a spa, skier services building and parking structure.  The Chalets Facility matures on September 1, 2009, and principal payments are due at maturity, with certain pre-payment requirements, including upon the closing of the condominium units.  Borrowings under the Chalets Facility are required to be paid in full by Chalets prior to any distribution of funds from the closings of the luxury condominium units to the Company.  Chalets has the option to extend the term of the Chalets Facility for six months, subject to certain requirements.  Borrowings under the Chalets Facility bear interest annually at the rate, at the Chalets’ option, of (i) LIBOR plus a margin of 1.35% (6.67% at July 31, 2007) or (ii) the greater of (x) the administrative agent’s prime commercial lending rate (8.25% at July 31, 2007) or (y) the Federal Funds Rate in effect on that day as announced by the Federal Reserve Bank of New York, plus 0.5% (5.78% at July 31, 2007).  Interest is payable monthly in arrears.  The Chalets Facility provides for affirmative and negative covenants that restrict, among other things, Chalets’ ability to dispose of assets, transfer or pledge its equity interest, incur indebtedness and make investments or distributions.  The Chalets Facility contains non-recourse provisions to the Company with respect to repayment, whereby under event of default, the lenders have recourse only against Chalets’ assets ($100.7 million at July 31, 2007) and as provided for below the lenders do not have recourse against assets held by the Company or Vail Corp.  All assets of Chalets are provided as collateral under the Chalets Facility.  At July 31, 2007, borrowings under the Chalets Facility were $26.4 million.

On July 19, 2005, Gore Creek Place, LLC ("Gore Creek"), a wholly-owned subsidiary of the Company, entered into a construction loan agreement (the "Gore Creek Facility") in the amount of up to $30 million with U.S. Bank, as administrative agent and lender.  Borrowings under the Gore Creek Facility were non-revolving and were used for the payment of certain costs associated with the construction and development of Gore Creek Place, a residential development consisting of 16 luxury duplex residences.  The Gore Creek Facility had a scheduled maturity of July 19, 2007, and principal payments were due at the earlier of closing of sales for the Gore Creek residences or maturity.  At July 31, 2006, borrowings under the Gore Creek Facility were $1.5 million.  On August 3, 2006 the borrowings under the Gore Creek Facility were paid in full and the project was completed during the year ended July 31, 2007.

In connection with the Arrabelle Facility, Chalets Facility and Gore Creek Facility (collectively, "Non-Recourse Real Estate Financings"), the Company and/or certain subsidiaries guarantees the completion of the construction of the projects (but not the repayment of any amounts drawn under the facilities).  However, Vail Corp. could be responsible to pay damages to the lenders under very limited circumstances.  If either the Company or Vail Corp. is required to perform Arrabelle’s or Chalets’ obligation to complete the projects, the lenders will make available to the Company or Vail Corp. any undisbursed commitments under the facilities for the completion of construction and development of the projects.

(f)
The Company has outstanding $390 million of Senior Subordinated Notes due 2014 (the "6.75% Notes") issued in January 2004, the proceeds of which were used to purchase the previously outstanding $360 million principal amount of Senior Subordinated Notes due 2009 (the "8.75% Notes") and pay related premiums, fees and expenses.  The 6.75% Notes have a fixed annual interest rate of 6.75% with interest due semi-annually on February 15 and August 15.  The 6.75% Notes will mature February 2014 and no principal payments are due to be paid until maturity.  The Company has certain early redemption options under the terms of the 6.75% Notes.  The premium for early redemption of the 6.75% Notes ranges from 0% to 3.375%, depending on the date of redemption beginning in February 2009.  The 6.75% Notes are subordinated to certain of the Company's debts, including the Credit Facility.  The Company's payment obligations under the 6.75% Notes are jointly and severally guaranteed by substantially all of the Company's current and future domestic subsidiaries (see Note 20, Guarantor Subsidiaries and Non-Guarantor Subsidiaries).  The indenture governing the 6.75% Notes contains restrictive covenants which, among other things, limit the ability of the Company and its Restricted Subsidiaries (as defined in the Indenture) to (i) borrow money or sell preferred stock, (ii) create liens, (iii) pay dividends on or redeem or repurchase stock, (iv) make certain types of investments, (v) sell stock in the Restricted Subsidiaries, (vi) create restrictions on the ability of the Restricted Subsidiaries to pay dividends or make other payments to the Company, (vii) enter into transactions with affiliates, (viii) issue guarantees of debt and (ix) sell assets or merge with other companies.

(g)
Other obligations primarily consist of a $6.5 million note outstanding to the Colorado Water Conservation Board, which matures in the year ending July 31, 2029, and capital leases totaling $473,000.  Other obligations, including the Colorado Water Conservation Board note and the capital leases, bear interest at rates ranging from 3.5% to 6.0% and have maturities ranging from the year ending July 31, 2008 to the year ending July 31, 2029.

(h)	Current maturities represent principal payments due in the next 12 months.

(i)	Maturities are based on the Company's July 31 fiscal year end.

Aggregate maturities for debt outstanding as of July 31, 2007 are as follows (in thousands):

	Non-Recourse Real Estate Financings	All Other	Total
2008	$--	$377	$377
2009	60,530	15,279	75,809
2010	26,352	264	26,616
2011	--	1,738	1,738
2012	--	205	205
Thereafter	--	489,365	489,365
Total debt	$86,882	$507,228	$594,110

The Company recorded gross interest expense of $41.9 million, $38.7 million and $40.3 million for the years ended July 31, 2007, 2006 and 2005, respectively, of which $1.9 million, $1.8 million and $2.1 million was amortization of deferred financing costs.  The Company capitalized $9.3 million, $2.2 million and $14,000 of interest during the years ended July 31, 2007, 2006 and 2005, respectively.  The Company was in compliance with all of its financial and operating covenants required to be maintained under its debt instruments for all periods presented.

5.           Supplementary Balance Sheet Information (in thousands)

The composition of property, plant and equipment follows:

	July 31,
	2007	2006
Land and land improvements	$249,291	$248,941
Buildings and building improvements	553,958	529,316
Machinery and equipment	420,514	393,949
Furniture and fixtures	114,615	113,696
Software	27,756	32,508
Vehicles	27,179	25,671
Construction in progress	71,666	39,149
Gross property, plant and equipment	1,464,979	1,383,230
Accumulated depreciation	(579,053)	(532,118)
Property, plant and equipment, net	$885,926	$851,112

Depreciation expense for the years ended July 31, 2007, 2006 and 2005 totaled $84.0 million, $81.7 million and $87.6 million, respectively.

The composition of intangible assets follows:

	July 31,
	2007	2006
Indefinite lived intangible assets
Trademarks	$61,714	$59,379
Water rights	11,180	11,180
Excess reorganization value	14,145	14,145
Other intangible assets	6,175	6,577
Gross indefinite lived intangible assets	93,214	91,281
Accumulated amortization	(24,713)	(24,752)
Indefinite lived intangible assets, net	68,501	66,529

Goodwill
Goodwill	159,053	153,165
Accumulated amortization	(17,354)	(17,354)
Goodwill, net	141,699	135,811

Amortizable intangible assets
Customer lists	17,814	18,087
Property management contracts	4,412	10,869
Intellectual property	--	4,348
Forest Service permits	5,905	5,905
Other intangible assets	15,308	15,320
Gross amortizable intangible assets	43,439	54,529
Accumulated amortization
Customer lists	(17,814)	(17,851)
Property management contracts	(3,643)	(8,345)
Intellectual property	--	(3,968)
Forest Service permits	(2,000)	(1,826)
Other intangible assets	(14,976)	(13,959)
Accumulated amortization	(38,433)	(45,949)
Amortizable intangible assets, net	5,006	8,580

Total gross intangible assets	295,706	298,975
Total accumulated amortization	(80,500)	(88,055)
Total intangible assets, net	$215,206	$210,920

Amortization expense for intangible assets subject to amortization for the years ended July 31, 2007, 2006 and 2005 totaled $3.7 million, $4.3 million and $2.3 million, respectively, and is estimated to be approximately $336,000 annually, on average, for the next five fiscal years.

The weighted-average amortization period (in years) for intangible assets subject to amortization is as follows:

	July 31,
	2007	2006
Customer lists	8	8
Property management contracts	8	10
Intellectual property	--	6
Forest Service permits	35	35
Other intangible assets	8	8
The changes in the net carrying amount of goodwill for the years ended July 31, 2007, 2006 and 2005 are as follows (in thousands):

Balance at July 31, 2004	$145,090
Sale of Rancho Mirage	(6,396)
Assets held for sale adjustment	(185)
Purchase of minority interest	(1,775)
Put exercise adjustment	(1,227)
Balance at July 31, 2005	$135,507
Acquisition	304
Balance at July 31, 2006	$135,811
Purchase of minority interest	2,955
Sale of RTP	(3,049)
Acquisitions	5,982
Balance at July 31, 2007	$141,699

In March 2007, the Company acquired 20% of the minority interest in SSV, resulting in $3.0 million of goodwill.  In April 2007, the Company sold its interest in RTP, LLC (“RTP”), resulting in a $3.0 million decrease of associated goodwill.  In June 2007, the Company acquired retail/rental and dining businesses, resulting in $6.0 million of goodwill.  In the year ended July 31, 2006, the Company acquired a retail/rental business, resulting in $304,000 of goodwill.  In July 2005, the Company sold the assets constituting The Lodge at Rancho Mirage (“Rancho Mirage”), resulting in a $6.4 million decrease of associated goodwill.  The assets held for sale adjustment in the year ended July 31, 2005 relates to the goodwill associated with Snake River Lodge & Spa (“SRL&S”) which had been classified as held for sale.  The purchase of minority interest in the year ended July 31, 2005 consists of an adjustment to reduce goodwill for the purchase of the remaining SRL&S minority interest at less than carrying value.  The put exercise adjustment in the year ended July 31, 2005 consists of an adjustment to reduce goodwill for the purchase of the remaining RockResorts minority interest.

The composition of accounts payable and accrued expenses follows:

	July 31,
	2007	2006
Trade payables	$58,292	$58,959
Real estate development payables	39,807	23,640
Deferred revenue	36,179	30,785
Deferred credits and deposits	51,351	24,026
Accrued salaries, wages and deferred compensation	30,721	31,954
Accrued benefits	23,810	24,538
Accrued interest	14,710	14,969
Liability to complete real estate projects, short term	8,500	5,951
Other accruals	18,409	15,940
Total accounts payable and accrued expenses	$281,779	$230,762

The composition of other long-term liabilities follows:

	July 31,
	2007	2006
Private club deferred initiation fee revenue	$94,205	$91,438
Deferred real estate credits	54,363	54,578
Private club initiation deposits	17,767	1,308
Liabilities to complete real estate projects	6,301	550
Other long-term liabilities	9,194	10,616
Total other long-term liabilities	$181,830	$158,490

6.           Investments in Affiliates

The Company held the following investments in equity method affiliates as of July 31, 2007:

Equity Method Affiliates	Ownership Interest
Slifer, Smith, and Frampton/Vail Associates Real Estate, LLC ("SSF/VARE")	50%
KRED	50%
Clinton Ditch and Reservoir Company	43%
Eclipse Television & Sports Marketing, LLC (“Eclipse”)	*
Bachelor Gulch Resort, LLC (“BG Resort”)	**

* The Company had a 20% ownership interest in Eclipse which it sold on July 31, 2007.
** The Company had a 49% ownership interest in BG Resort which it sold on December 8, 2004.

The Company had total net investments in equity method affiliates of $5.4 million and $6.4 million as of July 31, 2007 and 2006, respectively, classified as "deferred charges and other assets" in the accompanying Consolidated Balance Sheets.  The amount of retained earnings that represent undistributed earnings of 50-percent-or-less-owned entities accounted for by the equity method was $2.4 million and $2.9 million as of July 31, 2007 and 2006, respectively.

Historically, the Company's carrying amount of the equity method investment in KRED differed from the value of the underlying equity in net assets due to the difference in the book value and fair market value of the land contributed by the Company to the entity.  The land basis difference for KRED was $58,000 as of July 31, 2005, which was recognized in the year ended July 31, 2006, as all land was sold.  In addition, the Company historically carried a basis difference related to its investment in BG Resort associated with the land beneath BG Resort's hotel facility.  The Company recognized a $2.5 million gain in Real Estate revenue in the year ended July 31, 2005 as a result of the sale of the Company's investment in BG Resort.

7.           Variable Interest Entities

The Company has determined that it is the primary beneficiary of the Employee Housing Entities, which are variable interest entities (“VIEs”), and has consolidated them in its Consolidated Financial Statements.  As a group, as of July 31, 2007, the Employee Housing Entities had total assets of $40.1 million (primarily recorded in property, plant and equipment) and total liabilities of $66.7 million (primarily recorded in long-term debt).  All of the assets of Tarnes ($8.2 million as of July 31, 2007) serve as collateral for Tarnes' Tranche B obligations.  The Company has issued under its Credit Facility $38.3 million letters of credit related to the Tranche A Employee Housing Bonds and $12.6 million letters of credit related to the Tranche B Employee Housing Bonds.  The letters of credit would be triggered in the event that one of the entities defaults on required payments.  The letters of credit have no default provisions.

The Company has determined that it is the primary beneficiary of Avon Partners II, LLC ("APII"), which is a VIE.  APII owns commercial space and the Company currently leases substantially all of that space.  APII had total assets of $5.1 million (primarily recorded in property, plant and equipment) and no debt as of July 31, 2007.

The Company had determined that it was the primary beneficiary of FFT Investment Partners (“FFT”), which was a VIE.  FFT’s sole asset was a private residence in Eagle County, Colorado.  In March 2007, the private residence owned by FFT was sold for $6.7 million, and thereafter FFT was dissolved.

The Company, through various lodging subsidiaries, manages the operations of several entities that own hotels in which the Company has no ownership interest.  The Company also has extended a $2.0 million note receivable to one of these entities.  These entities were formed to acquire, own, operate and realize the value in resort hotel properties.  The Company managed the day-to-day operations of six hotel properties as of July 31, 2007.  The Company has determined that the entities that own the hotel properties are VIEs, and the management contracts are significant variable interests in these VIEs.  The Company has also determined that it is not the primary beneficiary of these entities and, accordingly, is not required to consolidate any of these entities.  Based on information provided to the Company by owners of the entities, these VIEs had total assets of approximately $190.0 million (unaudited) and total liabilities of approximately $50.1 million (unaudited) as of July 31, 2007.  The Company's maximum exposure to loss as a result of its involvement with these VIEs is limited to the note receivable and accrued interest of approximately $2.0 million and the net book value of the intangible asset associated with the management agreements in the amount of $769,000 as of July 31, 2007.

8.           Relocation and Separation Charges

In February 2006, the Company announced a plan to relocate its corporate headquarters; the plan was formally approved by the Company’s Board of Directors in April 2006.  The relocation process (which also includes the consolidation of certain other operations of the Company) was completed by July 31, 2007.  The total charges associated with the relocation was $3.8 million (which includes charges for severance and retention of  $1.5 million, charges for contract termination costs of $348,000 and facility, employee and other relocation costs of $1.9 million), all of which has been recorded through July 31, 2007.  The above amounts do not reflect any of the anticipated benefits expected to be realized from the relocation and consolidation of offices.

The following table summarizes the activity and balances of the liability related to future payments of relocation charges, which has been recorded in “accounts payable and accrued expenses” in the accompanying Consolidated Balance Sheets (in thousands):

			Facility,
	Severance		Employee
	and	Contract	and Other
	Retention	Termination	Relocation
	Benefits	Costs	Costs	Total
Balance at July 31, 2005	$--	$--	$--	$--
Relocation charges	1,440	--	911	2,351
Payments	(567)	--	(628)	(1,195)
Balance at July 31, 2006	873	--	283	1,156
Relocation charges	67	348	1,018	1,433
Payments	(940)	(226)	(1,301)	(2,467)
Balance at July 31, 2007	$--	$122	$--	$122

In addition, in February 2006, Adam Aron, the former Chairman and Chief Executive Officer of the Company, resigned.  In connection with Mr. Aron's resignation, the Company entered into a separation agreement with Mr. Aron, whereby the Company recorded $2.7 million of separation related expenses, which is included in “relocation and separation charges” in the accompanying Consolidated Statement of Operations for the year ended July 31, 2006.  Payments of Mr. Aron’s separation benefits were made during the year ended July 31, 2007.

9.           Sale of Businesses

On April 30, 2007, the Company sold its 54.5% interest in RTP to RTP’s minority shareholder for approximately $3.5 million.  As part of this transaction the Company retained source code rights to its internal use software and internet solutions.  The net impact to income before provision for income taxes in the accompanying Consolidated Statement of Operations for the year ended July 31, 2007 from this transaction was a gain of $89,000 comprised of (i) a net loss of $601,000 on the sale of its investment in RTP, which was recorded in “(loss) gain on sale of businesses, net” and (ii) a net gain of $690,000 related to the elimination of the put option liability to RTP’s minority shareholder and the write-off of the associated put option intangible asset which was recorded in “gain (loss) on put options, net” (see Note 10, Put and Call Options, for more information on this transaction).

On January 19, 2006, JHL&S LLC, a limited liability company owned by wholly-owned subsidiaries of the Company, sold the assets constituting SRL&S to Lodging Capital Partners, a private, Chicago-based hospitality investment firm ("LCP"), for $32.5 million, the proceeds of which were adjusted for normal working capital pro-rations.  The carrying value of the assets sold (net of liabilities assumed) was $26.9 million, which were recorded as "assets held for sale" prior to the sale.  The Company recorded a $4.7 million gain after consideration of all costs involved, which is included in "(loss) gain on sale of businesses, net" in the accompanying Consolidated Statement of Operations for the year ended July 31, 2006.  The Company continues to manage SRL&S pursuant to a 15-year management agreement with LCP.

On July 28, 2005, VA Rancho Mirage Resort, L.P., a limited partnership owned by wholly-owned subsidiaries of the Company, sold the assets constituting Rancho Mirage to GENLB-Rancho LLC ("GenLB"), a partnership led by the Gencom Group ("Gencom"), for $33.0 million, the proceeds of which were adjusted for normal working capital prorations.  Gencom is an affiliate of GHR, LLC, the company which acquired the Company's interest in BG Resort earlier in the year ended July 31, 2005.  An agreement to sell the hotel was reached in early July 2005, after Gencom expressed its interest in acquiring the property.  The carrying value of the assets sold (net of liabilities assumed) was $43.3 million.  The Company recorded a $10.9 million loss in the year ended July 31, 2005 after consideration of all costs involved, which is included in "(loss) gain from sale of businesses, net" in the accompanying Consolidated Statement of Operations.  In connection with the sale of Rancho Mirage, the Company entered into a multi-year management agreement of the hotel with GenLB.  The Company continued to manage Rancho Mirage; however, in June 2006, the Company received notification by GenLB that effective August 13, 2006 the hotel would be closed in order to complete an extensive redevelopment of the property and the management agreement was terminated generating a termination fee of $2.4 million (pursuant to the terms of the management agreement).

On June 24, 2005, VAMHC, Inc., a subsidiary of the Company, sold the assets constituting the Vail Marriott Mountain Resort & Spa (the "Vail Marriott") to DiamondRock Hospitality Limited Partnership ("DiamondRock") for $62.0 million, the proceeds of which were adjusted for normal working capital prorations.  An agreement to sell the hotel was reached in May 2005, after DiamondRock expressed its interest in acquiring the property.  The carrying value of the assets sold (net of liabilities assumed) was $60.1 million.  Additionally, the Company was required to complete certain capital projects that were part of the Company's 2005 capital plan as well as fund, in certain circumstances, certain other future improvements, the total of which was not expected to exceed $3.1 million.  The Company recorded a $2.1 million loss in the year ended July 31, 2005 after consideration of all costs involved, which is included in "(loss) gain from sale of businesses, net" in the accompanying Consolidated Statement of Operations.  The Company continues to manage the Vail Marriott pursuant to a 15-year management agreement with DiamondRock.

On December 8, 2004, the Company sold its 49% minority equity interest in BG Resort, the entity that owns The Ritz-Carlton Bachelor Gulch, for $13.0 million, with net cash proceeds to the Company of $12.7 million.  This transaction resulted in a $5.7 million gain on disposal of the investment, which is included in "(loss) gain on sale of businesses, net" in the accompanying Consolidated Statement of Operations for the year ended July 31, 2005.  In addition, the Company recognized $2.5 million of Real Estate revenue associated with the recognition of previously deferred revenue for the basis difference in land originally contributed to the entity and $369,000 of deferred interest income related to advances previously made to the entity for the year ended July 31, 2005.  In conjunction with the sale, the Company had guaranteed payment of certain contingencies of BG Resort upon settlement.  At the time of sale, the Company recorded a liability related to these contingencies in the amount of $130,000.  In February 2006, the Company reached a settlement of these contingencies and recorded an additional liability in the amount of $82,000, which has been recorded as a loss within "(loss) gain on sale of businesses, net" in the accompanying Consolidated Statement of Operations for the year ended July 31, 2006.  The Company's interest was acquired by GHR, LLC, a new joint venture between Gencom BG, LLC and Lehman BG, LLC.

10.           Put and Call Options

On March 31, 2007, the Company acquired 20% of GSSI LLC’s (“GSSI”), the minority shareholder in SSV, ownership interest in SSV for $8.4 million.  As a result of this transaction, the Company holds an approximate 69.3% ownership interest in SSV.  In addition, the put and call rights for GSSI’s remaining interest in SSV were extended to begin August 1, 2010, as discussed below, and the existing management agreement was extended to coincide with the exercise of the remaining put and call rights.

The Company’s and GSSI’s remaining put and call rights are as follows: (i) beginning August 1, 2010 and each year thereafter, each of the Company and GSSI have the right to call or put, respectively, 100% of GSSI's ownership interest in SSV to the Company during certain periods each year and (ii) GSSI has the right to put to the Company 100% of its ownership interest in SSV at any time after GSSI has been removed as manager of SSV or after an involuntary transfer of the Company's ownership interest in SSV has occurred.  The put and call pricing is generally based on the trailing twelve month EBITDA (as defined in the operating agreement) of SSV for the fiscal period ended prior to the commencement of the put or call period, as applicable.  As of July 31, 2007, the estimated price at which the put/call option for the remaining interest could be expected to be settled was $36.9 million.

In November 2004, GSSI notified the Company of its intent to exercise its put (the "2004 Put") for 20% of its ownership interest in SSV; in January 2005, the 2004 Put was exercised and settled for a price of $5.8 million.  As a result, the Company then held an approximate 61.7% ownership interest in SSV.  The Company had determined that the price to settle the 2004 Put should be marked to fair value through earnings.  During the year ended July 31, 2005, the Company recorded a gain of $612,000 related to the decrease in the estimated fair value of the liability associated with the 2004 Put.

In March 2001, in connection with the Company's acquisition of a 51% ownership interest in RTP, the Company and RTP's minority shareholder entered into a put agreement whereby the minority shareholder could put up to an aggregate one-third of its original 49% interest in RTP to the Company during the period from August 1 through October 31 annually.  The put price was determined primarily by the trailing twelve month EBITDA (as defined in the underlying agreement) for the period ending prior to the beginning of each put period.  The Company had determined that this put option should be marked to fair value through earnings.  The put period was extended in October 2006, and again in February 2007.  In connection with the Company’s sale of its 54.5% interest in RTP (see Note 9, Sale of Businesses, for more information on this transaction) the put agreement with RTP’s minority shareholder was terminated resulting in the Company recording a net gain of $690,000 for the year ended July 31, 2007 related to the elimination of its put option liability net of the write-off of the associated put option intangible asset.  For the year ended July 31, 2006, the Company recorded a loss of $1.2 million representing an increase in the estimated fair value of the put option liability during the period.  For the year ended July 31, 2005, the Company recorded a gain of $546,000 representing a decrease in the estimated fair value of the put option liability during the period.

In November 2001, the Company entered into a written put option in conjunction with its purchase of an interest in RockResorts.  The minority shareholder in RockResorts ("Olympus") had the option to put to the Company its equity interest in RockResorts at a price based on management fees generated by certain properties under RockResorts management on a trailing twelve month basis.  The put option was exercisable between October 1, 2004 and September 30, 2005.  If the put option was not exercised, then the Company had a call option on Olympus' equity interest which was valued at $1.6 million and recorded as an intangible asset at the time that the written option was entered into.  The Company marked the put option to fair value through earnings each period.  There was no impact on earnings related to changes in the fair market value of the put liability for the year ended July 31, 2005 as the estimated fair market value of the put option did not exceed the book value of the minority shareholder's interest during that period.  Olympus notified the Company of its intent to exercise the put option for 100% of its interest in RockResorts in October 2004; however, due to a dispute over the settlement price of the put, the parties did not agree on a settlement price until April 2005.  In May 2005, the put was settled for a price of $1.3 million.  As a result, the Company now holds a 100% ownership interest in RockResorts.  When the put price was settled, the call option no longer had value, and the Company recorded a $1.6 million charge in the year ended July 31, 2005 to write the value of the call option to zero.

11.           Asset Impairment Charges

During the year ended July 31, 2006, the Company recorded $210,000 of impairment losses for the write off of construction in progress costs, as it was determined that the Company would not receive future benefits from these development efforts.

During the year ended July 31, 2005, the Company recorded $2.6 million of impairment losses on long-lived assets consisting of (i) $1.6 million to write-off the value of the RockResorts call option intangible upon settlement of the Olympus put in May 2005 (see Note 10, Put and Call Options), (ii) $536,000 to write-off the intangible asset associated with the Casa Madrona property management contract which was terminated in May 2005, (iii) $273,000 to write-off construction in progress costs related to a water rights expansion project resulting from the termination of a cooperation agreement in June 2005 after failing to obtain a necessary permit and (iv) $167,000 to write off construction in progress costs associated with a Keystone water reservoir project which management decided to abandon due to difficulty in obtaining necessary permits and the high cost of continuing the project.

12.           Income Taxes

At July 31, 2007, the Company has total Federal net operating loss ("NOL") carryforwards of approximately $70.8 million for income tax purposes, all of which expire in the year ending July 31, 2008 and are limited in deductibility each year under Section 382 of the Internal Revenue Code.  The Company will only be able to use these NOLs to the extent of approximately $8.0 million per year through December 31, 2007 (the "Section 382 Amount").  However, during the year ended July 31, 2005, the Company amended previously filed tax returns (for tax years 1997-2002) in an effort to remove the restrictions under Section 382 of the Internal Revenue Code on approximately $73.8 million of the above NOLs to reduce its taxable income.  These NOLs relate to fresh start accounting from the Company's reorganization in 1992.  During the year ended July 31, 2006, the Internal Revenue Service completed its exam of the Company’s filing position in these amended returns and disallowed the Company’s position to remove the restrictions under Section 382 of the Internal Revenue Code of approximately $73.8 million.  Consequently, the accompanying Consolidated Financial Statements and table of deferred items have only recognized benefits related to the NOLs to the extent of the Section 382 Amount reported in its tax returns prior to its amendments.  The Company has appealed the examiner’s disallowance of these NOLs to the Office of the Appeals.  If the Company is successful in its appeal, it will result in a reduction in intangible assets existing at the date of fresh start accounting to the extent that the Company is able to reduce taxable income from the utilization of the NOLs currently restricted.  If the Company is unsuccessful in its appeals process, it will not negatively impact the Company’s financial position or results of operations.  Additionally, the Company has state NOLs (primarily California) totaling $25.1 million. The state NOLs primarily expire by the year ending July 31, 2015.

At July 31, 2007, the Company has recorded a valuation allowance of $1.6 million, primarily due to California NOLs generated in prior years.  Management has determined that it is more likely than not that a portion of its deferred tax assets, those primarily generated from California NOL carryovers, will not be realized.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes.  Significant components of the Company's deferred tax liabilities and assets as of July 31, 2007 and July 31, 2006 are as follows (in thousands):

	July 31,
	2007	2006
Deferred income tax liabilities:
Fixed assets	$90,984	$94,411
Intangible assets	22,330	19,884
Other, net	4,705	4,147
Total	118,019	118,442
Deferred income tax assets:
Real estate and other investments	11,407	8,440
Deferred compensation and other accrued expenses	15,965	13,474
Net operating loss carryforwards and minimum and
other tax credits	2,775	5,584
Deferred membership revenue	30,942	29,519
Other, net	1,361	1,904
Total	62,450	58,921
Valuation allowance for deferred income taxes	(1,588)	(1,605)
Deferred income tax assets, net of valuation allowance	60,862	57,316
Net deferred income tax liability	$57,157	$61,126

The net current and non-current components of deferred income taxes recognized in the Consolidated Balance Sheets are as follows (in thousands):

	July 31,
	2007	2006
Net current deferred income tax asset	$15,056	$11,938
Net non-current deferred income tax liability	72,213	73,064
Net deferred income tax liability	$57,157	$61,126

Significant components of the provision for income taxes are as follows (in thousands):

	Year Ended July 31,
	2007	2006	2005
Current:
Federal	$37,962	$22,757	$18,987
State	5,566	4,196	2,873
Total current	43,528	26,953	21,860
Deferred:
Federal	(4,125)	3,383	(6,731)
State	(149)	(1,082)	(644)
Total deferred	(4,274)	2,301	(7,375)
Provision for income taxes	$39,254	$29,254	$14,485

The Company recorded a tax benefit upon the exercise of stock options and issuance of restricted stock of $6.9 million, $14.3 million and $3.9 million for the years ended July 31, 2007, 2006 and 2005, respectively.

A reconciliation of the income tax provision from continuing operations and the amount computed by applying the United States federal statutory income tax rate to income before income taxes is as follows:

	Year Ended July 31,
	2007	2006	2005
At U.S. federal income tax rate	35.0%	35.0%	35.0%
State income tax, net of federal benefit	3.5%	2.7%	3.3%
Nondeductible compensation	0.4%	1.4%	0.7%
Nondeductible meals or entertainment	0.2%	0.2%	0.6%
General business credits	(0.6)%	(1.0)%	(1.2)%
Other	0.5%	0.7%	0.1%
	39.0%	39.0%	38.5%

13.           Related Party Transactions

Historically, the Company has paid a fee to Apollo Advisors for management services and expenses related thereto.    In connection with the conversion by Apollo Ski Partners, L.P. ("Apollo") of its Class A common stock into shares of common stock, this arrangement was terminated effective October 1, 2004.  The Company recorded $83,000 of expense related to this fee in the year ended July 31, 2005 (see Note 17, Capitalization, for more information regarding this matter).

The Company has the right to appoint 4 of 9 directors of the Beaver Creek Resort Company of Colorado ("BCRC"), a non-profit entity formed for the benefit of property owners and certain others in Beaver Creek.  The Company has a management agreement with the BCRC, renewable for one-year periods, to provide management services on a fixed fee basis.  Management fees and reimbursement of operating expenses paid to the Company under its agreement with the BCRC during the years ended July 31, 2007, 2006 and 2005 totaled $7.1 million, $6.7 million and $6.3 million, respectively.  The Company had a receivable with respect to this arrangement of $49,000 and $16,000 as of July 31, 2007 and 2006, respectively.

The Company previously had a 49% ownership interest in BG Resort, which it sold in December 2004.  In August 2004, BG Resort repaid the $4.9 million principal balance note receivable which was outstanding to the Company as of July 31, 2004 from funds obtained by BG Resort in a debt refinancing.

Between August 2003 and May 2005, the Company was the bookkeeper for BG Resort.  The Company's responsibilities included maintaining the books and records of BG Resort and overseeing the annual financial statement audit.  The Company recorded revenue of $85,000 during the year ended July 31, 2005 related to this agreement.

In November 2002, the Company purchased an approximately 20,000 square foot spa and skier services area and 30 parking spaces from BG Resort for $13.3 million.  The Company recorded revenue of $768,000, $2.6 million and $2.5 million during the years ended July 31, 2007, 2006 and 2005, respectively, related to use of the spa by guests of the Ritz-Carlton, Bachelor Gulch (the "Ritz").  In October 2006, the Company converted the mountain club spa from an owned and operated club to a leased facility and now leases this facility to BG Resort, under which the Company recorded revenue of $214,000 in the year ended July 31, 2007.

On December 7, 2000, the Company and BG Resort entered into a Golf Course Access Agreement (the "Golf Agreement") which gave Ritz guests preferential tee times at Red Sky Ranch Golf Course (the "Course").  For this privilege, BG Resort paid a one-time access fee of $3.0 million to the Company.  The term of the Golf Agreement commenced with the opening date of the Course and will expire on the later of (i) 50 years after the opening date of the Course or (ii) the date on which the Golf Agreement expires or is terminated.  The Company recognized approximately $60,000 in revenue related to the Golf Agreement during each of the years ended July 31, 2007, 2006 and 2005.

For the year ended July 31, 2006, KRED, an entity in which the Company has a 50% ownership interest, made distributions to the Company in the amount of $2.2 million related to the sale of inventory of developed real estate.  In connection with this distribution, the Company recorded a $715,000 gain during the year ended July 31, 2006 for distributions in excess of the Company’s basis in the KRED investment.

As of July 31, 2005, the Company had outstanding a $500,000 long-term note receivable from KRED.  This note was related to the fair market value of the land originally contributed to the partnership, and was repaid as the underlying land was sold to third parties.  KRED made principal payments totaling $2.0 million in the year ended July 31, 2005 related to this note.  This note was fully paid off during the year ended July 31, 2006.  In addition, the Company previously had a receivable from KRED in the amount of $355,000 related to advances used for development project funding.  In the fourth quarter of the year ended July 31, 2005, this receivable, including accrued interest, was converted to equity in KRED in lieu of payment of the receivable by KRED.  The Company received interest payments from KRED of $49,000 during the year ended July 31, 2005.

SSF/VARE is a real estate brokerage with multiple locations in Eagle and Summit Counties, Colorado in which the Company has a 50% ownership interest.  SSF/VARE is the broker for several of the Company's developments.  The Company recorded net real estate commissions expense of approximately $3.4 million, $1.0 million and $375,000 for payments made to SSF/VARE during the years ended July 31, 2007, 2006 and 2005, respectively.  In addition, the Company had prepaid commission expense of $6.4 million and $5.9 million at July 31, 2007 and 2006, respectively, for amounts paid to SSF/VARE.  SSF/VARE leases several spaces for real estate offices from the Company.  The Company recognized approximately $416,000, $406,000 and $370,000 in revenue related to these leases during the years ended July 31, 2007, 2006 and 2005, respectively.

In January 2007, Robert A. Katz, Chief Executive Officer of the Company, executed a purchase and sale agreement for the purchase of a unit at The Lodge at Vail Chalets project located near the Vista Bahn at the base of Vail Mountain for a total purchase price of $12.5 million.  Mr. Katz provided an earnest money deposit of $1.9 million and upgrade deposits totaling $63,000.  The earnest money deposits will be used to fund the construction of The Lodge at Vail Chalets project.  The sale of the unit by the Company to Mr. Katz was approved by the Board of Directors of the Company in accordance with the Company's related party transactions policy.

In September 2003, the Company invested in the purchase of a residence in Eagle County, Colorado for Jeffrey W. Jones, the Company's Senior Executive Vice President and Chief Financial Officer, and his family.  The Company contributed $650,000 toward the purchase price of the residence and thereby obtained a 46.1% undivided ownership interest in such residence.  In May 2006, Mr. Jones’ former residence was sold, in connection with the Company’s relocation of its corporate headquarters to Broomfield, Colorado, for $2.0 million.  The net proceeds to the Company for its 46.1% ownership interest were approximately $851,000, $201,000 in excess of the Company’s investment.  In June 2006, the Company invested in the purchase of a residence in the Denver/Boulder, Colorado area, for Mr. Jones and his family in connection with his relocation to the Company’s new headquarters in Broomfield, Colorado.  The Company contributed $650,000 towards the purchase price of the residence and thereby obtained a 31.0% undivided ownership interest in such residence.  In January 2007, Mr. Jones purchased the Company’s ownership interest for an appraised value of $650,000.  The sale of the Company’s ownership interest was approved by the Board of Directors of the Company in accordance with the Company's related party transactions policy.

In July 2002, RockResorts entered into an agreement with Edward E. Mace, former President of RockResorts and of Vail Resorts Lodging Company, whereby RockResorts invested in the purchase of a residence for Mr. Mace and his family in Eagle County, Colorado.  RockResorts contributed $900,000 towards the purchase price of the residence and thereby obtained an approximate 47% undivided ownership in such residence.  In April 2006, Mr. Mace ceased to be an employee of the Company.  In October 2006, RockResorts sold its proportionate share of the residence to Mr. Mace.  The net proceeds to the Company for its 47% ownership interest after certain deductions was $893,000, $7,000 less than RockResorts’ investment.

In November 2002, Heavenly Valley Limited Partnership ("Heavenly LP"), a wholly owned subsidiary of the Company, invested in the purchase of a residence in the greater Lake Tahoe area for Blaise Carrig, Chief Operating Officer for Heavenly.  Heavenly LP contributed $449,500 toward the purchase price of the residence and thereby obtained a 50% undivided ownership interest in such residence.  Heavenly LP shall be entitled to receive its proportionate share of the fair value of the residence, less certain deductions, upon the earlier of the resale of the residence or within approximately 18 months after Mr. Carrig's termination of employment from Heavenly LP.

In February 2001, the Company invested in the purchase of a primary residence in Breckenridge, Colorado for Roger McCarthy, former Co-President of the Mountain Division and Chief Operating Officer for Breckenridge.  The Company contributed $400,000 towards the purchase price of the residence and thereby obtained an approximate 40% undivided ownership interest in such residence.  In May 2007, Mr. McCarthy ceased to be an employee of the Company.  The Company shall be entitled to receive its proportionate share of the fair value of the residence, less certain deductions, upon the earlier of the resale of the residence or within approximately 18 months from Mr. McCarthy's termination of employment from the Company.

In 1999, the Company entered into an agreement with William A. Jensen, President of the Mountain Division and Chief Operating Officer for Vail Mountain, whereby the Company invested in the purchase of a primary residence for Mr. and Mrs. Jensen in Vail, Colorado.  The Company contributed $1.0 million towards the purchase price of the residence and thereby obtained an approximate 49% undivided ownership interest in such residence.  In July 2007, Mr. Jensen purchased the Company’s ownership interest for an appraised value of $1.5 million.  The net proceeds to the Company for its ownership interest were approximately $1.4 million, $406,000 in excess of the Company’s investment.  The sale of the Company’s ownership interest was approved by the Board of Directors of the Company in accordance with the Company's related party transactions policy.

In December 2004, Adam Aron, the former Chairman of the Board of Directors and Chief Executive Officer of the Company, and Ronald Baron, an affiliate of a significant shareholder in the Company, reserved the purchase of condominium units at the planned "Arrabelle" project located in the core of LionsHead (Vail).  In April 2005, Mr. Aron executed a purchase and sale agreement for the purchase of a condominium unit for a total purchase price of $4.6 million.  Mr. Aron provided earnest money deposits totaling $690,000 and upgrade deposits totaling $154,000.  In May 2005, Mr. Baron and his wife executed a purchase and sale agreement for the purchase of a condominium unit for a total purchase price of $14.0 million.  Mr. and Mrs. Baron provided earnest money deposits totaling $2.1 million and upgrade deposits totaling $1.0 million.  The earnest money deposits are only refundable at the Company's discretion or if the Company fails to complete the project.  The sale of the condominiums was approved by the Board of Directors of the Company, in accordance with the Company's related party transactions policy.

14.           Commitments and Contingencies

Metropolitan Districts

The Company credit-enhances $8.5 million of bonds issued by Holland Creek Metropolitan District ("HCMD") through an $8.6 million letter of credit issued against the Company's Credit Facility.  HCMD's bonds were issued and used to build infrastructure associated with the Company's Red Sky Ranch residential development.  The Company has agreed to pay capital improvement fees to Red Sky Ranch Metropolitan District ("RSRMD") until RSRMD's revenue streams from property taxes are sufficient to meet debt service requirements under HCMD's bonds, and the Company has recorded a liability of $1.1 million and $1.3 million, primarily within "other long-term liabilities" in the accompanying Consolidated Balance Sheets as of July 31, 2007 and 2006, respectively, with respect to the estimated present value of future RSRMD capital improvement fees.  The Company estimates that it will make capital improvement fee payments under this arrangement through the year ending July 31, 2014.

Guarantees

As of July 31, 2007, the Company had various other letters of credit outstanding in the amount of $67.2 million, consisting primarily of $51.0 million in support of the Employee Housing Bonds, $4.5 million related to workers' compensation for Heavenly and Rancho Mirage, $7.5 million of construction performance guarantees and $2.9 million for workers' compensation and general liability deductibles related to the construction of Gore Creek Place and Arrabelle at Vail Square.

In addition to the guarantees noted above, the Company has entered into contracts in the normal course of business which include certain indemnifications within the scope of Financial Interpretations No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (“FIN 45”) under which it could be required to make payments to third parties upon the occurrence or non-occurrence of certain future events.  These indemnities include indemnities to licensees in connection with the licensees' use of the Company's trademarks and logos, indemnities for liabilities associated with the infringement of other parties' technology and software products indemnities related to liabilities associated with the use of easements, indemnities related to employment of contract workers, the Company's use of trustees, indemnities related to the Company's use of public lands and environmental indemnifications.  The duration of these indemnities generally is indefinite and generally do not limit the future payments the Company could be obligated to make.

As permitted under applicable law, the Company and certain of its subsidiaries indemnify their directors and officers over their lifetimes for certain events or occurrences while the officer or director is, or was, serving the Company or its subsidiaries in such a capacity.  The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that should enable the Company to recover a portion of any future amounts paid.

Unless otherwise noted, the Company has not recorded any significant liabilities for the letters of credit, indemnities and other guarantees noted above in the accompanying Consolidated Financial Statements, either because the Company has recorded on its Consolidated Balance Sheets the underlying liability associated with the guarantee, the guarantee or indemnification existed prior to January 1, 2003, the guarantee is with respect to the Company’s own performance and is therefore not subject to the measurement requirements of FIN 45, or because the Company has calculated the fair value of the indemnification or guarantee to be immaterial based upon the current facts and circumstances that would trigger a payment under the indemnification clause.  In addition, with respect to certain indemnifications it is not possible to determine the maximum potential amount of liability under these guarantees due to the unique set of facts and circumstances that are likely to be involved in each particular claim and indemnification provision.  Historically, payments made by the Company under these obligations have not been material.

As noted above, the Company makes certain indemnifications to licensees in connection with their use of the Company's trademarks and logos.  The Company does not record any product warranty liability with respect to these indemnifications.

Commitments

In the ordinary course of obtaining necessary zoning and other approvals for the Company's potential real estate development projects, the Company may contingently commit to the completion of certain infrastructure, improvements and other costs related to the projects.  Fulfillment of such commitments is required only if the Company moves forward with the development project.  The determination whether to complete a development project is entirely at the Company's discretion, and is generally contingent upon, among other considerations, receipt of satisfactory zoning and other approvals and the current status of the Company's analysis of the economic viability of the project, including the costs associated with the contingent commitments.  The Company currently has obligations, recorded as liabilities in the accompanying Consolidated Balance Sheet, to complete or fund certain improvements with respect to real estate developments; the Company has estimated such costs to be approximately $14.8 million as of July 31, 2007, and anticipates completion of the majority of these commitments within the next two years.

The Company installed a new gondola lift and related infrastructure at Breckenridge for the 2006/2007 ski season pursuant to an agreement with the Town of Breckenridge (the “Town”).  The Town contributed $6.7 million to fund construction of the gondola, as well as the already completed skiway.  The funds contributed by the Town reduced the book value of the gondola and related infrastructure.

The Company has executed as lessee operating leases for the rental of office and commercial space, employee residential units and office equipment through fiscal 2019.  Certain of these leases have renewal terms at the Company's option, escalation clauses, rent holidays and leasehold improvement incentives.  Rent holidays and rent escalation clauses are recognized on a straight-line basis over the lease term.  Leasehold improvement incentives are recorded as leasehold improvements and amortized over the shorter of their economic lives or the term of the lease.  For the years ended July 31, 2007, 2006 and 2005, the Company recorded lease expense related to these agreements of $22.3 million, $17.4 million and $13.7 million, respectively, which is included in the accompanying Consolidated Statements of Operations.

Future minimum lease payments under these leases as of July 31, 2007 are as follows (in thousands):

2008	$12,271
2009	8,810
2010	7,376
2011	5,779
2012	4,054
Thereafter	12,380
Total	$50,670

Self Insurance

The Company is self-insured for claims under its health benefit plans and for workers’ compensation claims, subject to a stop loss policy.  The self-insurance liability related to workers' compensation is determined actuarially based on claims filed.  The self-insurance liability related to claims under the Company’s health benefit plans is determined based on internal and external analysis of actual claims.  The amounts related to these claims are included as a component of accrued benefits in accounts payable and accrued expenses (see Note 5, Supplementary Balance Sheet Information).

Legal

The Company is a party to various lawsuits arising in the ordinary course of business, including resort (mountain and lodging) related cases and contractual and commercial litigation that arises from time to time in connection with the Company's real estate operations.  Management believes the Company has adequate insurance coverage or has accrued for loss contingencies for all known matters that are deemed to be probable losses and estimable.

Cheeca Lodge & Spa Contract Dispute

In March 2006, RockResorts was notified by the ownership of Cheeca Lodge & Spa, formerly a RockResorts managed property, that its management agreement was being terminated effective immediately.  RockResorts believed that the termination was in violation of the management agreement and sought monetary damages, and recovery of attorney’s fees and costs.  Cheeca Holdings, LLC (“Cheeca Holdings”), the entity owner of the hotel property, asserted that RockResorts breached the management contract, among other alleged breaches, and sought a ruling that it had the right to terminate the management contract and sought monetary damages, and recovery of attorneys’ fees and costs.  Pursuant to the dispute resolution provisions of the management agreement, the disputed matter went before a single judge arbitrator at the JAMS Arbitration Tribunal in Chicago, Illinois.  The Company has incurred $4.6 million and $3.3 million of legal related costs related to this matter in the years ended July 31, 2007 and 2006, respectively, which is included in “contract dispute charges” in the accompanying Consolidated Statements of Operations in the respective periods.

On February 28, 2007, the arbitrator rendered a decision, awarding $8.5 million in damages in favor of RockResorts and against Cheeca Holdings.  The arbitrator found that the ownership group had wrongfully terminated the hotel management contract without good cause, as RockResorts had maintained in the proceedings, and that RockResorts had not breached the management contract, as the ownership group had alleged.  In accordance with the arbitrator’s ruling, RockResorts is seeking recovery of costs and attorneys’ fees in the last stage of the proceedings.  Upon conclusion of that stage, the total award, which will incorporate the $8.5 million damage award and any additional cost recovery award, is final, binding and not subject to appeal.  Upon completion of the cost recovery stage, RockResorts will proceed with the collection of the award and will record the actual amount received, upon receipt, in “contract dispute credit (charges), net” in its Consolidated Statement of Operations.

Breckenridge Terrace Employee Housing Construction Defect/Water Intrusion Claims

During the year ended July 31, 2004, the Company became aware of water intrusion and condensation problems causing mold damage in the 17 building employee housing facility owned by Breckenridge Terrace, an Employee Housing Entity in which the Company is a member and manager.  As a result, the facility was not available for occupancy during the 2003/2004 ski season.  All buildings at the facility required mold remediation and reconstruction and this work began in the year ended July 31, 2004.  Breckenridge Terrace recorded a $7.0 million liability in the year ended July 31, 2004 for the estimated cost of remediation and reconstruction efforts.  These costs were funded by a loan to Breckenridge Terrace from the Company member of Breckenridge Terrace.  As of July 31, 2006, Breckenridge Terrace had substantially completed all remediation efforts.

Forensic construction experts retained by Breckenridge Terrace determined that the water intrusion and condensation problems were the result of construction and design defects.  In accordance with Colorado law, Breckenridge Terrace served separate notices of claims on the general contractor, architect and developer and initiated arbitration proceedings.  During the year ended July 31, 2006, the Company recorded a $1.4 million mold remediation credit due to Breckenridge Terrace receiving reimbursement from third parties for costs incurred in conjunction with its mold remediation efforts and a true-up adjustment as the remediation project is complete.  This credit was recognized by the Company as reduction of the remediation expense that was originally recognized in the year ended July 31, 2004.

15.           Segment Information

The Company has three reportable segments: Mountain, Lodging and Real Estate.  The Mountain segment includes the operations of the Company's ski resorts and related ancillary activities.  The Lodging segment includes the operations of all of the Company's owned hotels, RockResorts, GTLC, condominium management and golf operations.  The Resort segment is the combination of the Mountain and Lodging segments.  The Real Estate segment holds and develops real estate in and around the Company's resort communities.  The Company's reportable segments, although integral to the success of the others, offer distinctly different products and services and require different types of management focus.  As such, these segments are managed separately.

The Company reports its segment results using Reported EBITDA (defined as segment net revenue less segment operating expenses plus or minus segment equity income or loss) which is a non-GAAP financial measure.  SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" requires the Company to report segment results in a manner consistent with management's internal reporting of operating results to the chief operating decision maker (Chief Executive Officer) for purposes of evaluating segment performance.  Therefore, since the Company uses Reported EBITDA to measure performance of segments for internal reporting purposes, the Company will continue to use Reported EBITDA to report segment results.

Reported EBITDA is not a measure of financial performance under GAAP.  Items excluded from Reported EBITDA are significant components in understanding and assessing financial performance.  Reported EBITDA should not be considered in isolation or as an alternative to, or substitute for, net income, cash flows generated by operations, investing or financing activities or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity.  Because Reported EBITDA is not a measurement determined in accordance with GAAP and thus is susceptible to varying calculations, Reported EBITDA as presented may not be comparable to other similarly titled measures of other companies.

The Company utilizes Reported EBITDA in evaluating performance of the Company and in allocating resources to its segments.  Mountain Reported EBITDA consists of Mountain net revenue plus Mountain equity investment income less Mountain operating expense.  Lodging Reported EBITDA consists of Lodging net revenue less Lodging equity investment loss less Lodging operating expense.  Real Estate Reported EBITDA consists of Real Estate net revenue plus (less) Real Estate equity investment income (loss) less Real Estate operating expense.  All segment expenses include an allocation of corporate administrative expense.  Assets are not allocated between segments, or used to evaluate performance, except as shown in the table below.  The accounting policies specific to each segment are the same as those described in Note 2, Summary of Significant Accounting Policies.

Following is key financial information by reportable segment which is used by management in evaluating performance and allocating resources (in thousands):

	Year Ended July 31,
	2007	2006	2005
Net revenue:
Lift tickets	$286,997	$263,036	$233,458
Ski school	78,848	72,628	63,915
Dining	59,653	56,657	53,688
Retail/rental	160,542	149,350	120,149
Other	79,337	78,770	69,645
Total Mountain net revenue	665,377	620,441	540,855
Lodging	162,451	155,807	196,351
Resort	827,828	776,248	737,206
Real estate	112,708	62,604	72,781
Total net revenue	$940,536	$838,852	$809,987
Operating expense:
Mountain	$462,708	$443,116	$391,889
Lodging	144,252	142,693	177,469
Resort	606,960	585,809	569,358
Real estate	115,190	56,676	58,254
Total segment operating expense	$722,150	$642,485	$627,612
Equity investment income (loss):
Mountain	$5,059	$3,876	$2,303
Lodging	--	--	(2,679)
Resort	5,059	3,876	(376)
Real estate	--	791	(102)
Total equity investment income (loss)	$5,059	$4,667	$(478)

Reported EBITDA:
Mountain	$207,728	$181,201	$151,269
Lodging	18,199	13,114	16,203
Resort	225,927	194,315	167,472
Real estate	(2,482)	6,719	14,425
Total Reported EBITDA	$223,445	$201,034	$181,897

Real estate held for sale and investment	$357,586	$259,384	$154,874

Reconciliation to net income:
Mountain Reported EBITDA	207,728	181,201	151,269
Lodging Reported EBITDA	18,199	13,114	16,203
Resort Reported EBITDA	225,927	194,315	167,472
Real Estate Reported EBITDA	(2,482)	6,719	14,425
Total Reported EBITDA	223,445	201,034	181,897
Depreciation and amortization	(87,664)	(86,098)	(89,968)
Relocation and separation charges	(1,433)	(5,096)	--
Asset impairment charges	--	(210)	(2,550)
Mold remediation credit	--	1,411	--
Loss on disposal of fixed assets, net	(1,083)	(1,035)	(1,528)
Investment income	12,403	7,995	2,066
Interest expense, net	(32,625)	(36,478)	(40,298)
Loss on extinguishment of debt	--	--	(612)
(Loss) gain from sale of businesses, net	(639)	4,625	(7,353)
Contact dispute charges	(4,642)	(3,282)	--
Gain (loss) on put options, net	690	(1,212)	1,158
Other income, net	--	50	50
Minority interest in income of consolidated subsidiaries, net	(7,801)	(6,694)	(5,239)
Income before provision for income taxes	100,651	75,010	37,623
Provision for income taxes	(39,254)	(29,254)	(14,485)
Net income	$61,397	$45,756	$23,138

16.           Selected Quarterly Financial Data (Unaudited--in thousands, except per share amounts)

	2007
	Year	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended	Ended
	July 31,	July 31,	April 30,	January 31,	October 31,
	2007	2007	2007	2007	2006
Mountain revenue	$665,377	$38,475	$308,712	$272,026	$46,164
Lodging revenue	162,451	45,604	43,643	32,796	40,408
Real estate revenue	112,708	12,436	17,134	56,216	26,922
Total net revenue	940,536	96,515	369,489	361,038	113,494
Income (loss) from operations	128,206	(54,867)	136,184	97,750	(50,861)
Loss on sale of businesses, net	(639)	(38)	(601)	--	--
Contract dispute charges	(4,642)	(181)	(184)	(672)	(3,605)
Net income (loss)	61,397	(34,322)	78,508	53,026	(35,815)
Basic net income (loss) per common share	1.58	(0.88)	2.02	1.37	(0.93)
Diluted net income (loss) per common share	$1.56	$(0.88)	$1.99	$1.35	$(0.93)

	2006
	Year	Quarter	Quarter	Quarter	Quarter
	Ended	Ended	Ended	Ended	Ended
	July 31,	July 31,	April 30,	January 31,	October 31,
	2006	2006	2006	2006	2005
Mountain revenue	$620,441	$39,163	$294,773	$246,228	$40,277
Lodging revenue	155,807	42,486	39,492	32,079	41,750
Real estate revenue	62,604	42,378	7,124	9,709	3,393
Total net revenue	838,852	124,027	341,389	288,016	85,420
Income (loss) from operations	105,339	(45,034)	123,245	77,008	(49,880)
Gain on sale of businesses, net	4,625	--	--	4,625	--
Contract dispute charges	(3,282)	(2,466)	(816)	--	--
Net income (loss)	45,756	(31,263)	68,337	43,011	(34,329)
Basic net income (loss) per common share	1.21	(0.80)	1.78	1.15	(0.93)
Diluted net income (loss) per common share	$1.19	$(0.80)	$1.75	$1.12	$(0.93)

17.           Capitalization

Class A Common Stock Conversion

In September 2004, the Company and Apollo entered into a Conversion and Registration Rights Agreement (the "Conversion Agreement").  Pursuant to the Conversion Agreement, Apollo converted all of its Class A common stock into shares of the Company's common stock.  Apollo distributed the shares to its partners in proportion to each partner's interest in the partnership.  Apollo did not dissolve after this distribution and continues to exist as a partnership.  The Company, pursuant to the Conversion Agreement, filed a shelf registration statement in November 2004 (which has since been withdrawn), covering certain of the shares owned by the limited partners of Apollo.  Before the conversion, Apollo owned 6.1 million shares of Class A common stock or 99.9% of the Company's Class A common stock.  As a result of the above Conversion Agreement, the Company no longer has any Class A common stock outstanding and the Company's Consolidated Balance Sheet no longer presents any Class A common stock and the full balance of the Company's common stock outstanding is presented under "common stock."

Stock Repurchase Plan

On March 9, 2006, the Company's Board of Directors approved the repurchase of up to 3,000,000 shares of common stock.  During the year ended July 31, 2007, the Company repurchased 358,400 shares of common stock at a cost of $15.0 million.  Since inception of this stock repurchase plan through July 31, 2007, the Company has repurchased 673,500 shares at a cost of approximately $25.8 million.  As of July 31, 2007, 2,326,500 shares remained available to repurchase under the existing repurchase authorization.  Shares of common stock purchased pursuant to the repurchase program will be held as treasury shares and may be used for the issuance of shares under the Company's employee share award plans.  Acquisitions under the share repurchase program will be made from time to time at prevailing prices as permitted by applicable laws, and subject to market conditions and other factors.  The timing as well as the number of shares that may be repurchased under the program will depend on a number of factors including the Company's future financial performance, the Company's available cash resources and competing uses for cash that may arise in the future, the restrictions in the Credit Facility and in the Indenture, prevailing prices of the Company's common stock and the number of shares that become available for sale at prices that the Company believes are attractive.  The stock repurchase program may be discontinued at any time and is not expected to have a significant impact on the Company's capitalization.

18.           Stock Compensation Plans

The Company has four share award plans which have been approved by the Company's shareholders: the 1993 Stock Option Plan ("1993 Plan"), the 1996 Long Term Incentive and Share Award Plan ("1996 Plan"), the 1999 Long Term Incentive and Share Award Plan ("1999 Plan") and the 2002 Long Term Incentive and Share Award Plan ("2002 Plan").  On January 4, 2007, the Company’s shareholders approved to amend the Company’s 2002 Plan to, among other things, (i) rollover to the 2002 Plan an amount equal to the number of shares of common stock remaining for issuance under the 1999 Plan as of November 6, 2006 and a number of shares of common stock that is equal to any shares of common stock that are forfeited pursuant to the terms of the 1999 Plan after November 6, 2006; and (ii) increase the number of shares of common stock authorized for issuance under the 2002 Plan from 2,500,000 to 5,000,000 shares (“Amended 2002 Plan”).  Under the Amended 2002 Plan, 5,000,000 shares of common stock could be issued in the form of options, stock appreciation rights, restricted shares, restricted share units, performance shares, performance share units, dividend equivalents or other share-based awards to employees, directors or consultants of the Company or its subsidiaries or affiliates.  The terms of awards granted under the Amended 2002 Plan, including exercise price, vesting period and life, are set by the Compensation Committee.  All share-based awards (except for restricted shares and restricted share units) granted under these plans have a life of ten years.  Most awards vest ratably over three years; however some have been granted with different vesting schedules.  To date, no awards have been granted to non-employees (except those granted to non-employee members of the Board of Directors of the Company and of a consolidated subsidiary) under any of the four plans.  At July 31, 2007, approximately 2.9 million share-based awards were available to be granted under the Amended 2002 Plan.  Under the 1993 Plan, 1996 Plan and 1999 Plan no share-based awards are available for grant.

The fair value of each option award granted prior to August 1, 2005 was estimated on the date of grant using a Black-Scholes option-pricing model that uses the assumptions noted in the table below.  With the adoption of SFAS 123R, the Company has decided that a lattice-based option valuation model will be used for grants subsequent to August 1, 2005 if sufficient historical data is available by type of equity award to estimate the fair value of the equity awards granted.  A lattice-based model considers factors such as exercise behavior, and assumes employees will exercise equity awards at different times over the contractual life of the equity awards.  As a lattice-based model considers these factors, and is more flexible, the Company considers it to be a better method of valuing equity awards than a closed-form Black-Scholes model.

The fair value of most option awards and stock-settled stock appreciation rights (“SARs”) granted in the years ended July 31, 2007 and 2006 were estimated on the date of grant using a lattice-based option valuation model that applies the assumptions noted in the table below.  In the year ended July 31, 2006 the fair value of equity awards with cliff vesting was estimated on the date of grant using a Black-Scholes option-pricing model due to the lack of historical employee exercise behavior, which applies assumptions within the ranges as noted in the table below.  Because lattice-based option valuation models incorporate ranges of assumptions for inputs, those ranges are disclosed.  Expected volatility is based on historical volatility of the Company's stock.  The Company uses historical data to estimate equity awards exercise and employee termination within the valuation model; separate groups of employees that have similar historical exercise behavior are considered separately for valuation purposes.  The expected term of equity awards granted is derived from the output of the option valuation model and represents the period of time that equity awards granted are expected to be outstanding; the range given below results from certain groups of employees exhibiting different behavior.  The risk-free rate for periods within the contractual life of the equity award is based on the United States Treasury yield curve in effect at the time of grant.

	Year Ended July 31,
	2007	2006	2005
Expected volatility	37.4%	38.9%	35.3%
Expected dividends	--%	--%	--%
Expected term (in years)	5.3	5.8-7.0	5.0
Risk-free rate	4.3-4.8%	4.0-4.6%	3.3%

The Company has estimated forfeiture rates that range from 12.0% to 12.1% in its calculation of stock-based compensation expense for the year ended July 31, 2007.  These estimates are based on historical forfeiture behavior exhibited by employees of the Company.

A summary of aggregate option and SARs award activity under the share-based compensation plans as of July 31, 2005, 2006 and 2007, and changes during the years then ended is presented below (in thousands, except exercise price and contractual term):

		Weighted-Average	Weighted-Average	Aggregate
		Exercise	Remaining	Intrinsic
	Awards	Price	Contractual Term	Value
Outstanding at July 31, 2004	4,453	$18.32
Granted	790	18.76
Exercised	(1,244)	17.70
Forfeited or expired	(119)	17.21
Outstanding at July 31, 2005	3,880	$18.64
Granted	805	29.86
Exercised	(2,433)	19.27
Forfeited or expired	(469)	21.18
Outstanding at July 31, 2006	1,783	$22.18
Granted	227	42.37
Exercised	(649)	17.71
Forfeited or expired	(165)	28.63
Outstanding at July 31, 2007	1,196	$27.55	7.9 years	$31,185
Exercisable at July 31, 2007	532	$22.36	7.1 years	$16,579

The weighted-average grant-date fair value of options and SARs granted during the years ended July 31, 2007, 2006 and 2005 was $16.18, $12.71 and $6.83, respectively.  The total intrinsic value of options exercised during the years ended July 31, 2007, 2006 and 2005 was $19.8 million, $37.6 million and $10.3 million, respectively.  The Company granted 102,000 restricted share awards/units during the year ended July 31, 2007 with a weighted-average grant-date fair value of $41.76.  The Company granted 208,000 restricted share awards/units during the year ended July 31, 2006 with a weighted-average grant-date fair value of $29.08.  No restricted share awards/units were granted during the year ended July 31, 2005.  The Company had 75,000, 19,000 and 22,000 restricted share awards/units that vested during the years ended July 31, 2007, 2006 and 2005, respectively.  These awards/units had a total fair value of $3.0 million, $675,000 and $519,000 at the date of vesting for the years ended July 31, 2007, 2006 and 2005, respectively.

A summary of the status of the Company's nonvested options and SARs as of July 31, 2007, and changes during the year then ended, is presented below (in thousands, except fair value amounts):

		Weighted-Average
		Grant-Date
	Awards	Fair Value
Outstanding at August 1, 2006	1,108	$9.99
Granted	227	16.18
Vested	(508)	8.56
Forfeited	(163)	11.33
Nonvested at July 31, 2007	664	$12.87

A summary of the status of the Company's nonvested restricted share awards/units as of July 31, 2007, and changes during the year then ended, is presented below (in thousands, except fair value amounts):

		Weighted-Average
		Grant-Date
	Awards	Fair Value
Outstanding at August 1, 2006	193	$28.43
Granted	102	41.76
Vested	(75)	27.94
Forfeited	(25)	33.26
Nonvested at July 31, 2007	195	$34.94

As of July 31, 2007, there was $9.5 million of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the share-based compensation plans, of which $5.9 million, $3.0 million and $619,000 of expense is expected to be recognized in the years ending July 31, 2008, 2009 and 2010, respectively, assuming no future share-based awards are granted.

Cash received from option exercises under all share-based payment arrangements was $11.5 million, $46.6 million and $21.9 million for the years ended July 31, 2007, 2006 and 2005, respectively.  The actual tax benefit to be realized for the tax deductions from options/SARs exercised and restricted stock awards/units vested was $6.9 million, $14.3 million and $3.9 million for the years ended July 31, 2007, 2006 and 2005, respectively.

The Company has a policy of using either authorized and unissued shares or treasury shares (if any) including shares acquired by purchase in the open market or in private transactions to satisfy equity award exercises.

19.           Retirement and Profit Sharing Plans

The Company maintains a defined contribution retirement plan (the "plan"), qualified under Section 401(k) of the Internal Revenue Code, for its employees.  Under this plan, employees are eligible to make before-tax contributions on the first day of the calendar month following the later of: (i) their employment commencement date or (ii) the date they turn 21.  Participants may contribute up to 100% of their qualifying annual compensation up to the annual maximum specified by the Internal Revenue Code.  The Company matches an amount equal to 50% of each participant's contribution up to 6% of a participant's bi-weekly qualifying compensation upon obtaining the later of: (i) 12 consecutive months of employment and 1,000 service hours or (ii) 1,500 service hours since the employment commencement date.  The Company's matching contribution is entirely discretionary and may be reduced or eliminated at any time.

Total retirement plan expense recognized by the Company for the years ended July 31, 2007, 2006 and 2005 was $2.8 million, $2.8 million and $2.6 million, respectively.

20.           Guarantor Subsidiaries and Non-Guarantor Subsidiaries

The Company's payment obligations under the 6.75% Notes (see Note 4, Long-Term Debt) are fully and unconditionally guaranteed on a joint and several, senior subordinated basis by substantially all of the Company's consolidated subsidiaries (collectively, and excluding Non-Guarantor Subsidiaries (as defined below), the "Guarantor Subsidiaries") except for Boulder/Beaver LLC, Colter Bay Corporation, Eagle Park Reservoir Company, Forest Ridge Holdings, Inc., Gros Ventre Utility Company, Jackson Lake Lodge Corporation, Jenny Lake Lodge, Inc., Mountain Thunder, Inc., SSV, Larkspur Restaurant & Bar, LLC, Vail Associates Investments, Inc., Arrabelle, Gore Creek, Chalets, RCR Vail, LLC, Crystal Peak Lodge of Breckenridge, Inc., Timber Trail, Inc. and VR Holdings, Inc. (together, the "Non-Guarantor Subsidiaries").  APII and the Employee Housing Entities are included with the Non-Guarantor Subsidiaries for purposes of the consolidated financial information, but are not considered subsidiaries under the indentures governing the 6.75% Notes.

Presented below is the consolidated financial information of the Parent Company, the Guarantor Subsidiaries and the Non-Guarantor Subsidiaries.  Financial information for the Non-Guarantor subsidiaries is presented in the column titled "Other Subsidiaries."  Balance sheet data is presented as of July 31, 2007 and 2006.  Statement of operations and statement of cash flows data are presented for the years ended July 31, 2007, 2006 and 2005.

Investments in subsidiaries are accounted for by the Parent Company and Guarantor Subsidiaries using the equity method of accounting.  Net income (loss) of Guarantor and Non-Guarantor Subsidiaries is, therefore, reflected in the Parent Company's and Guarantor Subsidiaries' investments in and advances to (from) subsidiaries.  Net income (loss) of the Guarantor and Non-Guarantor Subsidiaries is reflected in Guarantor Subsidiaries and Parent Company as equity in consolidated subsidiaries.  The elimination entries eliminate investments in Other Subsidiaries and intercompany balances and transactions for consolidated reporting purposes.

Supplemental Condensed Consolidating Balance Sheet
As of July 31, 2007
(in thousands)
		100% Owned
	Parent	Guarantor	Other	Eliminating
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated
Current assets:
Cash and cash equivalents	$--	$225,952	$4,867	$--	$230,819
Restricted cash	--	11,437	43,312	--	54,749
Trade receivables, net	--	41,804	1,753	--	43,557
Inventories, net	--	9,805	38,259	--	48,064
Other current assets	15,056	13,545	5,847	--	34,448
Total current assets	15,056	302,543	94,038	--	411,637
Property, plant and equipment, net	--	784,458	101,468	--	885,926
Real estate held for sale and investment	--	86,837	270,749	--	357,586
Goodwill, net	--	123,033	18,666	--	141,699
Intangible assets, net	--	57,087	16,420	--	73,507
Other assets	4,646	24,225	9,897	--	38,768
Investments in subsidiaries and advances to (from) parent	1,206,709	337,716	(82,219)	(1,462,206)	--
Total assets	$1,226,411	$1,715,899	$429,019	$(1,462,206)	$1,909,123

Current liabilities:
Accounts payable and accrued expenses	$12,718	$161,456	$107,605	$--	$281,779
Income taxes payable	37,441	--	--	--	37,441
Long-term debt due within one year	--	49	328	--	377
Total current liabilities	50,159	161,505	107,933	--	319,597
Long-term debt	390,000	57,724	146,009	--	593,733
Other long-term liabilities	--	108,582	73,248	--	181,830
Deferred income taxes	72,213	--	--	--	72,213
Minority interest in net assets of consolidated subsidiaries	--	--	--	27,711	27,711
Total stockholders’ equity	714,039	1,388,088	101,829	(1,489,917)	714,039
Total liabilities and stockholders’ equity	$1,226,411	$1,715,899	$429,019	$(1,462,206)	$1,909,123

Supplemental Condensed Consolidating Balance Sheet
As of July 31, 2006
(in thousands)

		100% Owned
	Parent	Guarantor	Other	Eliminating
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated
Current assets:
Cash and cash equivalents	$--	$179,998	$11,796	$--	$191,794
Restricted cash	--	14,787	5,535	--	20,322
Trade receivables, net	--	31,030	4,919	--	35,949
Inventories, net	--	8,595	33,683	--	42,278
Other current assets	11,945	21,308	2,378	--	35,631
Total current assets	11,945	255,718	58,311	--	325,974
Property, plant and equipment, net	--	782,158	68,954	--	851,112
Real estate held for sale and investment	--	154,330	105,054	--	259,384
Goodwill, net	--	118,475	17,336	--	135,811
Intangible assets, net	--	58,185	16,924	--	75,109
Other assets	5,356	20,510	14,387	--	40,253
Investments in subsidiaries and advances to (from) parent	1,053,209	(541,621)	(51,690)	(459,898)	--
Total assets	$1,070,510	$847,755	$229,276	$(459,898)	$1,687,643

Current liabilities:
Accounts payable and accrued expenses	$19,857	$161,179	$49,726	$--	$230,762
Income taxes payable	17,517	--	--	--	17,517
Long-term debt due within one year	--	4,045	1,870	--	5,915
Total current liabilities	37,374	165,224	51,596	--	254,194
Long-term debt	390,000	57,734	77,579	--	525,313
Other long-term liabilities	359	121,995	36,136	--	158,490
Deferred income taxes	--	72,919	145	--	73,064
Put option liabilities	--	1,245	--	--	1,245
Minority interest in net assets of consolidated subsidiaries	--	13,285	19,275	--	32,560
Total stockholders’ equity	642,777	415,353	44,545	(459,898)	642,777
Total liabilities and stockholders’ equity	$1,070,510	$847,755	$229,276	$(459,898)	$1,687,643

Supplemental Condensed Consolidating Statement of Operations
For the year ended July 31, 2007
(in thousands)

		100% Owned
	Parent	Guarantor	Other	Eliminating
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated
Total net revenue	$--	$719,258	$234,780	$(13,502)	$940,536
Total operating expense	510	612,972	210,301	(11,453)	812,330
(Loss) income from operations	(510)	106,286	24,479	(2,049)	128,206
Other (expense) income, net	(27,037)	5,950	(3,929)	152	(24,864)
Equity investment income, net	--	5,059	--	--	5,059
Loss on sale of businesses, net	--	(639)	--	--	(639)
Gain on put options, net	--	690	--	--	690
Minority interest in income of consolidated subsidiaries, net	--	--	--	(7,801)	(7,801)
(Loss) income before income taxes	(27,547)	117,346	20,550	(9,698)	100,651
Benefit (provision) for income taxes	10,743	(50,124)	127	--	(39,254)
Net (loss) income before equity in income of consolidated subsidiaries	(16,804)	67,222	20,677	(9,698)	61,397
Equity in income of consolidated subsidiaries	78,201	--	--	(78,201)	--
Net income (loss)	$61,397	$67,222	$20,677	$(87,899)	$61,397

Supplemental Condensed Consolidating Statement of Operations
For the year ended July 31, 2006
(in thousands)

		100% Owned
	Parent	Guarantor	Other	Eliminating
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated
Total net revenue	$--	$649,743	$197,656	$(8,547)	$838,852
Total operating expense	18,204	551,923	171,933	(8,547)	733,513
(Loss) income from operations	(18,204)	97,820	25,723	--	105,339
Other expense, net	(27,149)	(1,857)	(2,709)	--	(31,715)
Equity investment income, net	--	4,667	--	--	4,667
Gain on sale of businesses, net	--	4,625	--	--	4,625
Loss on put options, net	--	(1,212)	--	--	(1,212)
Minority interest in income of consolidated subsidiaries, net	--	--	(6,694)	--	(6,694)
(Loss) income before income taxes	(45,353)	104,043	16,320	--	75,010
Benefit (provision) for income taxes	17,688	(47,172)	230	--	(29,254)
Net (loss) income before equity in income of consolidated subsidiaries	(27,665)	56,871	16,550	--	45,756
Equity in income of consolidated subsidiaries	73,421	--	--	(73,421)	--
Net income (loss)	$45,756	$56,871	$16,550	$(73,421)	$45,756

Supplemental Condensed Consolidating Statement of Operations
For the year ended July 31, 2005
(in thousands)

		100% Owned
	Parent	Guarantor	Other	Eliminating
	Company	Subsidiaries	Subsidiaries	Entries	Consolidated
Total net revenue	$48	$675,176	$143,579	$(8,816)	$809,987
Total operating expense	15,515	581,632	133,327	(8,816)	721,658
(Loss) income from operations	(15,467)	93,544	10,252	--	88,329
Other expense, net	(27,706)	(7,921)	(3,167)	--	(38,794)
Equity investment loss, net	--	(478)	--	--	(478)
Loss on sale of businesses, net	--	(7,353)	--	--	(7,353)
Gain on put options, net	--	1,158	--	--	1,158
Minority interest in loss (income) of consolidated subsidiaries, net	--	476	(5,715)	--	(5,239)
(Loss) income before income taxes	(43,173)	79,426	1,370	--	37,623
Benefit (provision) for income taxes	16,622	(31,291)	184	--	(14,485)
Net (loss) income before equity in income of consolidated subsidiaries	(26,551)	48,135	1,554	--	23,138
Equity in income of consolidated subsidiaries	49,689	--	--	(49,689)	--
Net income (loss)	$23,138	$48,135	$1,554	$(49,689)	$23,138

Supplemental Condensed Consolidating Statement of Cash Flows
For the year ended July 31, 2007
(in thousands)

		100% Owned
	Parent	Guarantor	Other
	Company	Subsidiaries	Subsidiaries	Consolidated
Net cash (used in) provided by operating activities	$(41,046)	$191,441	$(31,953)	$118,442

Cash flows from investing activities:
Capital expenditures	--	(76,563)	(42,669)	(119,232)
Cash received from sale of businesses	--	3,544	--	3,544
Purchase of minority interest	--	(8,387)	--	(8,387)
Other investing activities, net	--	(2,561)	(5,510)	(8,071)
Net cash used in investing activities	--	(83,967)	(48,179)	(132,146)

Cash flows from financing activities:
Repurchase of common stock	(15,007)	--	--	(15,007)
Net proceeds (payments) from borrowings under long-term debt	--	(9,898)	72,752	62,854
Proceeds from exercise of stock options	11,496	--	--	11,496
Tax benefit from exercise of stock options	6,925	--	--	6,925
Distributions from joint ventures from (to) minority shareholders	--	3,986	(13,991)	(10,005)
Advances (from) to affiliates	38,926	(53,384)	14,458	--
Other financing activities, net	(1,294)	(2,224)	(16)	(3,534)
Net cash provided by (used in) financing activities	41,046	(61,520)	73,203	52,729

Net increase (decrease) in cash and cash equivalents	--	45,954	(6,929)	39,025
Cash and cash equivalents
Beginning of period	--	179,998	11,796	191,794
End of period	$--	$225,952	$4,867	$230,819

Supplemental Condensed Consolidating Statement of Cash Flows
For the year ended July 31, 2006
(in thousands)

		100% Owned
	Parent	Guarantor	Other
	Company	Subsidiaries	Subsidiaries	Consolidated
Net cash (used in) provided by operating activities	$(13,000)	$92,568	$(15,892)	$63,676

Cash flows from investing activities:
Capital expenditures	--	(78,380)	(10,521)	(88,901)
Cash received from sale of businesses	--	30,712	--	30,712
Other investing activities, net	--	277	(4,081)	(3,804)
Net cash used in investing activities	--	(47,391)	(14,602)	(61,993)

Cash flows from financing activities:
Repurchase of common stock	--	(10,839)	--	(10,839)
Net proceeds from borrowings under long-term debt	--	5,769	3,452	9,221
Proceeds from exercise of stock options	46,649	--	--	46,649
Tax benefit from exercise of stock options	14,323	--	--	14,323
Advances (from) to affiliates	(47,972)	49,590	(1,618)	--
Other financing activities, net	--	(2,578)	(3,245)	(5,823)
Net cash provided by (used in) financing activities	13,000	41,942	(1,411)	53,531

Net increase (decrease) in cash and cash equivalents	--	87,119	(31,905)	55,214
Cash and cash equivalents
Beginning of period	--	92,879	43,701	136,580
End of period	$--	$179,998	$11,796	$191,794

Supplemental Condensed Consolidating Statement of Cash Flows
For the year ended July 31, 2005
(in thousands)

		100% Owned
	Parent	Guarantor	Other
	Company	Subsidiaries	Subsidiaries	Consolidated
Net cash (used in) provided by operating activities	$(4,690)	$147,928	$4,939	$148,177

Cash flows from investing activities:
Capital expenditures	--	(71,532)	(8,443)	(79,975)
Cash received from sale of businesses		108,399	--	108,399
Other investing activities, net	--	(1,511)	370	(1,141)
Net cash provided by (used in) investing activities	--	35,356	(8,073)	27,283

Cash flows from financing activities:
Proceeds from exercise of stock options	21,939	--	--	21,939
Net payments on long-term debt	--	(98,945)	(4,621)	(103,566)
Advances (from) to affiliates	(17,249)	(30,562)	47,811	--
Other financing activities, net	--	(1,973)	(1,608)	(3,581)
Net cash provided by (used in) financing activities	4,690	(131,480)	41,582	(85,208)

Net increase in cash and cash equivalents	--	51,804	38,448	90,252
Cash and cash equivalents
Beginning of period	--	41,075	5,253	46,328
End of period	$--	$92,879	$43,701	$136,580

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

November 29, 2007

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

Signature	Title	Date

/s/ KEVIN J. HUNT	Director and Co-Chief Executive Officer	November 29, 2007
Kevin J. Hunt	and President (Principal Executive Officer)

/s/ DAVID P. SKARIE	Director and Co-Chief Executive Officer	November 29, 2007
David P. Skarie	and President (Principal Executive Officer)

/s/ THOMAS G. GRANNEMAN	Corporate Vice President and	November 29, 2007
Thomas G. Granneman	Controller (Principal Accounting Officer)

/s/ BILL G. ARMSTRONG	Director	November 29, 2007
Bill G. Armstrong

/s/ DAVID R. BANKS	Director	November 29, 2007
David R. Banks

/s/ JACK W. GOODALL	Director	November 29, 2007
Jack W. Goodall

/s/ DAVID W. KEMPER	Director	November 29, 2007
David W. Kemper

/s/ RICHARD A. LIDDY	Director	November 29, 2007
Richard A. Liddy

/s/ JOE R. MICHELETTO	Director	November 29, 2007
Joe R. Micheletto

/s/ WILLIAM P. STIRITZ	Director	November 29, 2007
William P. Stiritz

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

*3.1	Restated Articles of Incorporation of Ralcorp Holdings, Inc. (Filed as Exhibit 3.1 to the Company's Form 10-Q for the period ended December 31, 1996).

*3.2	Bylaws of Ralcorp Holdings, Inc. (Filed as Exhibit 99.1 to the Company’s Form 8-K filed June 7, 2007).

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

10.6
Amendment No. 7 to Receivables Purchase Agreement dated October 18, 2007 among Ralcorp Holdings, Inc., Ralcorp Receivables Corporation, Falcon Asset Securitization Company LLC, formerly known as Falcon Asset Securitization Corporation and JPMorgan Chase Bank, N.A., successor by merger to Bank One, NA.

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

*10.11
Termination Agreement by and among Vail Resorts, Inc., Ralcorp Holdings, Inc. and Apollo Ski Partners dated as of October 5, 2004 (Filed as Exhibit 99.1 to the Company’s Form 8-K dated October 6, 2004).

*10.12	Incentive Stock Plan (Filed as Exhibit 10.01 to the Company's Registration Statement on Form 10 dated December 27, 1996).

*10.13	Form of 1997 Non-Qualified Stock Option Agreement (Filed as Exhibit 10.01 to the Company's Form 10-Q for the period ended June 30, 1997).

Exhibit Number	Description of Exhibit

*10.14	Form of 1997 Non-Qualified Stock Option Agreement for Non-Management Directors (Filed as Exhibit 10.01 to the Company's Form 10-Q for the period ended June 30, 1997).

*10.15	Form of Amended and Restated Management Continuity Agreement for Corporate Officers (Filed as Exhibit 10.2 to the Company’s Form 10-Q for the period ended March 31, 2006).

*10.16	Form of Management Continuity Agreement for Co-Chief Executive Officers (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the period ended March 31, 2006).

*10.17	Summary of Terms for 1998 Non-Qualified Stock Options (Filed as Exhibit 10.23 to the Company’s Form 10-K for the year ended September 30, 1998).

*10.18	Split Dollar Second to Die Life Insurance Arrangement (Filed as Exhibit 10.07 to the Company's Registration Statement on Form 10 dated December 27, 1996).

*10.19	Change in Control Severance Compensation Plan (Filed as Exhibit 10.06 to the Company’s Registration Statement on Form 10 dated December 27, 1996).

*10.20	Amended and Restated Deferred Compensation Plan for Non-Management Directors (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the period ended June 30, 2006).

*10.21	Amended and Restated Deferred Compensation Plan for Key Employees Effective January 1, 2005. (Filed as Exhibit 10.19 to the Company’s Form 10-K for the year ended September 30, 2005).

10.22	First Amendment to the Amended and Restated Deferred Compensation Plan for Key Employees Effective September 27, 2007.

*10.23	Executive Health Plan Effective January 1, 2001. (Filed as Exhibit 10.20 to the Company’s Form 10-K for the year ended September 30, 2005).

*10.24	Amended and Restated Executive Long Term Disability Plan Effective October 1, 2005. (Filed as Exhibit 10.21 to the Company’s Form 10-K for the year ended September 30, 2005).

*10.25	Supplemental Retirement Plan (Filed as Exhibit 10.14 to the Company's Registration Statement on Form 10 dated December 27, 1996).

*10.26	Amended and Restated Retired Executive Survivor Benefit Plan Effective October 1, 2005. (Filed as Exhibit 10.23 to the Company’s Form 10-K for the year ended September 30, 2005).

*10.27	Amended and Restated Executive Savings Investment Plan Effective January 1, 2005. (Filed as Exhibit 10.24 to the Company’s Form 10-K for the year ended September 30, 2005).

*10.28	Form of Indemnification Agreement for all Non-Management Directors of the Company (Filed as Exhibit 10.35 to the Company’s Form 10-K for the year ended September 30, 1999).

*10.29	Form of Indemnification Agreement for all Management Directors of the Company (Filed as Exhibit 10.36 to the Company’s Form 10-K for the year ended September 30, 1999).

*10.30	Form of Indemnification Agreement for all Corporate Officers who are not Directors of the Company (Filed as Exhibit 10.37 to the Company’s Form 10-K for the year ended September 30, 1999).

*10.31	Summary of Terms of 1999 Non-Qualified Stock Options (Filed as Exhibit 10.38 to the Company’s Form 10-K for the year ended September 30, 1999).

*10.32	Summary of Terms of 2001 Non-Qualified Stock Options (Filed as Exhibit 10.33 to the Company’s Form 10-K for the year ended September 30, 2001).

*10.33	Form of Non-Qualified Stock Option Agreement dated May 24, 2001 for each non-management Director (Filed as Exhibit 10.34 to the Company’s Form 10-K for the year ended September 30, 2001).

*10.34	Form of Non-Qualified Stock Option Agreement dated September 27, 2001 for each non-management Director (Filed as Exhibit 10.35 to the Company’s Form 10-K for the year ended September 30, 2001).

Exhibit Number	Description of Exhibit

*10.35	Restricted Stock Award Agreement dated May 24, 2001 with William P. Stiritz (Filed as Exhibit 10.36 to the Company’s Form 10-K for the year ended September 30, 2001).

*10.36	Ralcorp Holdings, Inc. 2002 Incentive Stock Plan (Filed as Exhibit 10.38 to the Company’s Form 10-K for the year ended September 30, 2002).

*10.37	Form of 2004 Long-Term Restricted Stock Award for Corporate Officers (Filed as Exhibit 99.1 to the Company’s Form 8-K dated as of September 29, 2004).

*10.38	2002 Restricted Stock Award Agreement with William P. Stiritz granted January 2, 2002 (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the period ended March 31, 2002).

*10.39	Form of 2002 Non-Qualified Stock Option Agreement (Filed as Exhibit 10.2 to the Company’s Form 10-Q for the period ended March 31, 2002).

*10.40	Form of 2002 Non-Qualified Stock Option Agreement for non-management Directors (Filed as Exhibit 10.41 to the Company’s Form 10-K for the year ended September 30, 2002).

*10.41	2003 Restricted Stock Award Agreement with William P. Stiritz (Filed as Exhibit 10.42 to the Company’s Form 10-K for the year ended September 30, 2003).

*10.42	Form of 2003 Non-Qualified Stock Option Agreement (Filed as Exhibit 10.42 to the Company’s Form 10-K for the year ended September 30, 2003).

*10.43	Form of 2003 Non-Qualified Stock Option Agreement for non-management Directors (Filed as Exhibit 10.42 to the Company’s Form 10-K for the year ended September 30, 2003).

*10.44	Restricted Stock Award Agreement dated January 2, 2004 with William P. Stiritz (Filed as Exhibit 10.42 to the Company’s Form 10-K for the year ended September 30, 2004).

*10.45	Restricted Stock Award Agreement dated January 2, 2004 with Joe R. Micheletto (Filed as Exhibit 10.43 to the Company’s Form 10-K for the year ended September 30, 2004).

*10.46	Form of Non-Qualified Stock Option Agreement dated February 5, 2004 (Filed as Exhibit 10.44 to the Company’s Form 10-K for the year ended September 30, 2004).

*10.47	Form of Director Non-Qualified Stock Option Agreement dated September 23, 2004 (Filed as Exhibit 99.1 to the Company’s Form 8-K dated September 29, 2004).

*10.48	Form of Non-Qualified Stock Option Agreement dated February 2, 2005 (Filed as Exhibit 10.2 to the Company’s Form 10-Q for the period ended March 31, 2005).

*10.49	Restricted Stock Award Agreement dated June 29, 2005 (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the period ended June 30, 2005).

*10.50	Form of Director Non-Qualified Stock Option Agreement dated September 29, 2005 (Filed as Exhibit 99.1 to the Company’s Form 8-K dated October 5, 2005).

*10.51	Form of Stock Appreciation Rights Agreement dated September 29, 2005 (Filed as Exhibit 10.48 to the Company’s Form 10-K for the year ended September 30, 2005).

*10.52	Amended and Restated 2002 Incentive Stock Plan (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the period ended March 31, 2005).

*10.53	Restricted Stock Award Agreement dated January 3, 2006 with William P. Stiritz (Filed as Exhibit 99.1 to the Company’s Form 8-K dated January 5, 2006).

*10.54	Form of 2006 Non-Qualified Director Stock Option Agreement dated September 28, 2006 (Filed as Exhibit 99.1 to the Company’s Form 8-K filed on October 4, 2006).

Exhibit Number	Description of Exhibit

*10.55	Form of Stock Appreciation Rights – Summary of Terms (Filed as Exhibit 99.1 to the Company’s Form 8-K filed on October 4, 2006).

*10.56	Restricted Stock Award Agreement dated September 28, 2006 with Richard G. Scalise (Filed as Exhibit 10.53 to the Company’s Form 10-K filed on December 13, 2006).

*10.57	Restricted Stock Award Agreement dated January 3, 2007 with William P. Stiritz (Filed as Exhibit 99.1 to the Company’s Form 8-K dated January 8, 2007).

*10.58	Ralcorp Holdings, Inc. 2007 Incentive Stock Plan (Filed as Exhibit 99.1 to the Company’s Amended Form 8-K on February 16, 2007).

*10.59
Long-Term Restricted Stock Awards dated March 30, 2007 granted to the Company’s named executive officers described in the Company’s 2006 Proxy Statement (Filed as Exhibit 99.1 to the Company’s Form 8-K filed on September 29, 2004).

*10.60	Form of Stock Appreciation Rights Agreement dated September 27, 2007 (Summary of terms filed in the Company’s 8-K on October 2, 2007).

*10.61	Form of 2007 Non-Employee Director Stock Appreciation Rights Agreement dated September 27, 2007 (Filed as Exhibit 99.1 to the Company’s 8-K filed on October 2, 2007).

*10.62	Floating Rate Senior Notes, Series A, due May 22, 2010 Note Purchase Agreement (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the period ended June 30, 2003).

*10.63
$145,000,000 4.24% Series B Senior Notes due December 22, 2010, First Supplement to Note Purchase Agreements dated as of December 22, 2003 (Filed as Exhibit 10.4 to the Company’s Form 10-Q for the period ended December 31, 2003).

*10.64
$50,000,000 5.43% Series C Senior Notes due December 22, 2013, Second Supplement to Note Purchase Agreements dated as of December 22, 2003 (Filed as Exhibit 10.5 to the Company’s Form 10-Q for the period ended December 31, 2003).

*10.65
$75,000,000 4.76% Series D Senior Notes due December 22, 2013, Third Supplement to Note Purchase Agreements dated as of December 22, 2003 (Filed as Exhibit 10.6 to the Company’s Form 10-Q for the period ended December 31, 2003).

*10.66
First Amendment dated as of December 22, 2005 to Note Purchase Agreements dated as of May 22, 2003 and Series A, B, C, D and E and F Senior Notes (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the period ended December 31, 2005).

*10.67
$100,000,000 5.57% Senior Notes, Series E due December 21, 2015, Fourth Supplement to Note Purchase Agreement Senior Notes dated as of December 21, 2005 (Filed as Exhibit 10.2 to the Company’s Form 10-Q for the period ended December 31, 2005).

*10.68
$75,000,000 5.43% Senior Notes, Series F due December 21, 2012, Fifth Supplement to Note Purchase Agreement Senior Notes dated as of December 21, 2005 (Filed as Exhibit 10.3 to the Company’s Form 10-Q for the period ended December 31, 2005).

*10.69
$50,000,000 Floating Rate Senior Notes, Series G due February 22, 2011, Sixth Supplement to Note Purchase Agreement dated as of February 22, 2006 (Filed as Exhibit 99.1 to the Company’s Form 8-K on February 27, 2006).

*10.70
$50,000,000 Floating Rate Senior Notes, Series H due February 22, 2011, Seventh Supplement to Note Purchase Agreement dated as of February 22, 2006 (Filed as Exhibit 99.2 to the Company’s Form 8-K on February 27, 2006).

Exhibit Number	Description of Exhibit

*10.71
$75,000,000 5.56% Senior Notes, Series I, Tranche A, and $25,000,000 5.58% Senior Notes, Series I, Tranche B due January 18, 2019, Eighth Supplement to Note Purchase Agreement dated January 18, 2007 (Filed as Exhibit 99.1 to the Company’s Form 8-K on January 24, 2007).

*10.72	$100,000,000 5.93% Senior Notes, Series J due May 11, 2022, Ninth Supplement to Note Purchase Agreement, dated May 11, 2007 (Filed as Exhibit 99.1 Company’s Form 8-K on May 15, 2007).

*10.73	Credit Agreement dated as of December 27, 2005. (Filed as Exhibit 10.4 to the Company’s Form 10-Q for the period ended December 31, 2005).

21	Subsidiaries of the Company.

23.1	Consent of PricewaterhouseCoopers LLP.

23.2	Consent of PricewaterhouseCoopers LLP (Auditors for Vail Resorts, Inc.).

*24	Power of Attorney (Included under Signatures).

31.1	Certification of Kevin J. Hunt pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 29, 2007.

31.2	Certification of David P. Skarie pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 29, 2007.

31.3	Certification of Thomas G. Granneman pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 29, 2007.

32
Certification of Kevin J. Hunt, David P. Skarie and Thomas G. Granneman, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 29, 2007.

* Incorporated by reference