Form 10-Q
period 2007-12-31
RALCORP HOLDINGS INC /MO
filed 2008-02-05
CIK 1029506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

                              (Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2007.

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO ____________.

Commission file number:     1-12619

Ralcorp Holdings, Inc.
(Exact name of registrant as specified in its charter)

Missouri	43-1766315
(State of Incorporation)	(I.R.S. Employer
Identification No.)

800 Market Street, Suite 2900
St. Louis, MO	63101
(Address of principal	(Zip Code)
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
Large accelerated filer (X)	Accelerated filer ( )	Non-accelerated filer ( )

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes (  )   No (X)

Number of shares of Common Stock, $.01 par value, outstanding as of February 1, 2008:  25,969,199.

RALCORP HOLDINGS, INC.

INDEX

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Statements of Earnings	1

	Condensed Consolidated Statements of Comprehensive Income	1

	Condensed Consolidated Balance Sheets	2

	Condensed Consolidated Statements of Cash Flows	3

	Notes to Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	16

Item 4.	Controls and Procedures	16

PART II.	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17

Item 6.	Exhibits	17

SIGNATURES		17

(i)

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements.

RALCORP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
(Dollars in millions except per share data)

	Three Months Ended
	December 31,
	2007	2006

Net Sales	$650.7	$522.7
Cost of products sold	(537.3)	(416.9)
Gross Profit	113.4	105.8
Selling, general and administrative expenses	(69.3)	(61.2)
Interest expense, net	(11.5)	(8.8)
Gain (loss) on forward sale contracts	37.8	(17.9)
Restructuring charges	(.7)	-
Earnings before Income Taxes
and Equity Loss	69.7	17.9
Income taxes	(24.5)	(6.1)
Earnings before Equity Loss	45.2	11.8
Equity in loss of Vail Resorts, Inc.,
net of related deferred income taxes	(2.8)	(4.2)
Net Earnings	$42.4	$7.6

Earnings per Share
Basic	$1.66	$.28
Diluted	$1.61	$.28

See accompanying Notes to Condensed Consolidated Financial Statements.

RALCORP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in millions)

	Three Months Ended
	December 31,
	2007	2006

Net Earnings	$42.4	$7.6
Other comprehensive income (loss)	4.4	(.1)
Comprehensive Income	$46.8	$7.5

See accompanying Notes to Condensed Consolidated Financial Statements.

RALCORP HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in millions)

	Dec. 31,	Sept. 30,
	2007	2007

Assets
Current Assets
Cash and cash equivalents	$19.8	$9.9
Investment in Ralcorp Receivables Corporation	42.9	55.3
Receivables, net	85.2	96.0
Inventories	234.6	227.1
Prepaid expenses and other current assets	11.3	10.4
Total Current Assets	393.8	398.7
Investment in Vail Resorts, Inc.	106.6	110.9
Property, Net	453.6	460.6
Goodwill	571.4	569.3
Other Intangible Assets, Net	262.8	270.5
Other Assets	40.5	43.1
Total Assets	$1,828.7	$1,853.1

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$122.9	$118.6
Book cash overdrafts	30.4	32.2
Deferred income taxes	8.0	5.2
Other current liabilities	103.6	67.5
Total Current Liabilities	264.9	223.5
Long-term Debt	723.6	763.6
Deferred Income Taxes	48.9	39.9
Other Liabilities	263.0	342.7
Total Liabilities	1,300.4	1,369.7
Shareholders' Equity
Common stock	.3	.3
Additional paid-in capital	124.8	121.6
Common stock in treasury, at cost	(262.0)	(256.9)
Retained earnings	643.5	601.1
Accumulated other comprehensive income	21.7	17.3
Total Shareholders' Equity	528.3	483.4
Total Liabilities and Shareholders' Equity	$1,828.7	$1,853.1

See accompanying Notes to Condensed Consolidated Financial Statements.

RALCORP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in millions)

	Three Months Ended
	December 31,
	2007	2006

Cash Flows from Operating Activities
Net earnings	$42.4	$7.6
Adjustments to reconcile net earnings to net
cash flow provided by operating activities:
Depreciation and amortization	22.8	17.6
Stock-based compensation expense	3.2	1.8
(Gain) loss on forward sale contracts	(37.8)	17.9
Equity in loss of Vail Resorts, Inc.	4.3	6.4
Deferred income taxes	9.5	(12.0)
Sale of receivables, net	10.7	53.0
Other changes in current assets and liabilities, net
of effects of business acquisitions	(.6)	(12.2)
Other, net	14.3	8.6
Net Cash Provided by Operating Activities	68.8	88.7

Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	(2.7)	(173.1)
Additions to property and intangible assets	(9.2)	(8.2)
Net Cash Used by Investing Activities	(11.9)	(181.3)

Cash Flows from Financing Activities
Repayments of long-term debt	(39.7)	(29.0)
Net (repayments) borrowings under revolving credit arrangements	(.3)	101.9
Advance proceeds from forward sale of investment	-	29.5
Purchases of treasury stock	(5.6)	(2.5)
Proceeds from exercise of stock options	.3	.4
Change in book cash overdrafts	(1.8)	(12.6)
Other, net	.1	.2
Net Cash (Used) Provided by Financing Activities	(47.0)	87.9

Net Increase (Decrease) in Cash and Cash Equivalents	9.9	(4.7)
Cash and Cash Equivalents, Beginning of Period	9.9	19.1
Cash and Cash Equivalents, End of Period	$19.8	$14.4

See accompanying Notes to Condensed Consolidate Financial Statements.

RALCORP HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions except per share data)

NOTE 1 – PRESENTATION OF CONDENSED FINANCIAL STATEMENTS

The accompanying unaudited historical financial statements of the Company have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  These interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods presented.  All such adjustments are of a normal recurring nature.  Operating results for the periods presented are not necessarily indicative of the results for the full year.  These statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended September 30, 2007.  The significant accounting policies for the accompanying financial statements are the same as disclosed in that Annual Report except for the effects of the adoption of FIN 48, as described in Note 2.

NOTE 2 – INCOME TAXES

The Company adopted FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” as of October 1, 2007.  The total amount of unrecognized tax benefits at that date was approximately $1.6, all of which would affect the effective tax rate if recognized, and related accrued interest was $.2.  Interest due to an underpayment of income taxes is classified as income taxes.  The adoption of FIN 48 had no significant effects on earnings or retained earnings.

Federal returns for tax years after September 30, 2003 remain subject to examination, along with various state returns for the past two to six years and Canadian returns for the past two years.  One state uncertainty is currently being addressed with the state taxing authority and is expected to be resolved within the next 12 months.  Related unrecognized tax benefits totaling approximately $.9 are classified as “Other current liabilities” on the balance sheet, while approximately $.9 of unrecognized tax benefits were reclassified to “Other Liabilities” upon adoption of FIN 48.

NOTE 3 – ACQUISITIONS

On August 14, 2007, the Company acquired certain assets and lease obligations of Pastries Plus of Utah, Inc. a manufacturer of branded and private label thaw-and-sell cookies reported in the Frozen Bakery Products segment.  On March 16, 2007, the Company acquired Bloomfield Bakers and its affiliate, Lovin Oven L.L.C., a manufacturer of nutritional and cereal bars and natural and organic specialty cookies, crackers, and cereals reported within the Cereals, Crackers & Cookies segment.  On November 10, 2006, the Company acquired Cottage Bakery, Inc. a manufacturer of frozen par-baked breads and frozen dough sold in the retail and foodservice channels reported in the Frozen Bakery Products segment.  Ralcorp’s consolidated financial statements include the results of operations for these acquisitions since their respective acquisition dates.  The following pro forma information discloses Ralcorp’s results of operations as though these business combinations had been completed as of October 1, 2006.  These pro forma results do not necessarily reflect the actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations.
Three Months Ended
December 31, 2006
Net sales	$ 580.8
Net earnings	7.0
Basic earnings per share	.26
Diluted earnings per share	.26

On November 15, 2007, the Company announced the signing of a definitive agreement with Kraft Foods Inc. to merge Post ready-to-eat cereals into Ralcorp in an all-stock transaction.  After the merger, Kraft shareholders will own approximately 54 percent and current Ralcorp shareholders will own approximately 46 percent of the combined company.  Further, Ralcorp will assume approximately $960 of debt.  The transaction is subject to customary closing conditions, including regulatory and Ralcorp shareholder approvals.  Closing is expected to occur in the second half of fiscal 2008.  As of December 31, 2007, $3.3 of related acquisition costs had been capitalized and included in “Other Assets” on the balance sheet.  Once the merger is completed, those costs and other acquisition costs will be allocated to the assets and liabilities acquired, including goodwill.

NOTE 4 – RESTRUCTURING CHARGES

In October 2007, the Company announced plans to close its plant in Billerica, MA, and transfer the production to other facilities within the Snack Nuts & Candy segment.  For the quarter ended December 31, 2007, restructuring charges for this project consist of a $.5 accrual for employee termination benefits, included in “Other current liabilities” on the balance sheet.  The closure, which impacts approximately 90 employees, is expected to be completed during the third quarter of fiscal 2008, and additional termination benefits are expected to total approximately $.5.

Restructuring charges for the quarter ended December 31, 2007 also include residual costs totaling $.2 related to the closure of the Frozen Bakery Products plant in Blue Island, IL, which was substantially completed in fiscal 2007.

NOTE 5 – PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company sponsors qualified and supplemental noncontributory defined benefit pension plans and other postretirement benefit plans for certain of its employees.  The following table provides the components of net periodic benefit cost for the plans.

	Three Months Ended
	December 31,
	2007	2006
Pension Benefits
Service cost	$.6	$.6
Interest cost	2.8	2.8
Expected return on plan assets	(3.7)	(3.6)
Amortization of unrecognized net loss	.6	1.1
Net periodic benefit cost	$.3	$.9

Other Benefits
Service cost	$-	$.1
Interest cost	.3	.3
Amortization of unrecognized net loss	.1	-
Net periodic benefit cost	$.4	$.4

NOTE 6 – EQUITY INVESTMENT IN VAIL RESORTS, INC.

Ralcorp owns approximately 19% of the outstanding common stock of Vail Resorts, Inc. (NYSE:MTN) and accounts for this investment using the equity method.  Vail’s fiscal year ends July 31, so Ralcorp reports equity earnings on a two-month time lag.  Vail’s summarized financial information follows:

	Three Months Ended
	October 31,
	2007	2006
Net revenues	$97.9	$113.5
Total operating expenses	150.1	164.4
Loss from operations	$(52.2)	$(50.9)
Net loss	$(24.6)	$(35.8)

NOTE 7 – EARNINGS PER SHARE

The weighted-average shares outstanding for basic and diluted earnings per share were as follows (in thousands):

	Three Months Ended
	December 31,
	2007	2006

Weighted Average Shares
for Basic Earnings per Share	25,470	26,779
Dilutive effect of:
Stock options	568	520
Stock appreciation rights	71	26
Restricted stock awards	84	58
Weighted Average Shares
for Diluted Earnings per Share	26,193	27,383

During the three months ended December 31, 2007, 435,000 stock appreciation rights at $56.56 per share were outstanding and could potentially dilute basic earnings per share in the future, but were not included in the computation of diluted earnings per share for the period because they were antidilutive.

NOTE 8 – SALE OF RECEIVABLES

The Company has an agreement to sell, on an ongoing basis, all of the trade accounts receivable of certain of its subsidiaries to a wholly owned, bankruptcy-remote subsidiary named Ralcorp Receivables Corporation (RRC).  The accounts receivable of the Frozen Bakery Products segment and the Medallion and Bloomfield businesses have not been incorporated into the agreement and are not currently being sold to RRC.  RRC can in turn sell up to $66.0 of ownership interests in qualifying receivables to a bank commercial paper conduit.  RRC is a qualifying special purpose entity under FAS 140, and the sale of Ralcorp receivables to RRC is considered a true sale for accounting, tax and legal purposes.  As of December 31, 2007, the outstanding balance of receivables (net of an allowance for doubtful accounts) sold to RRC was $99.4 and proceeds received from the conduit were $56.5, resulting in a retained interest of $42.9 reflected on the Company’s consolidated balance sheet as an “Investment in Ralcorp Receivables Corporation.”  As of September 30, 2007, the outstanding balance of receivables sold to RRC was $101.1 and the proceeds received from the conduit were $45.8, resulting in a subordinated retained interest of $55.3.  Discounts related to the sale of receivables totaled $.7 and $.3 in the three months ended December 31, 2007 and 2006, respectively, and are included on the statement of earnings in selling, general and administrative expenses.

NOTE 9 – INVENTORIES consisted of:
	Dec. 31,	Sept. 30,
	2007	2007
Raw materials and supplies	$116.3	$106.2
Finished products	121.9	123.1
	238.2	229.3
Allowance for obsolete inventory	(3.6)	(2.2)
	$234.6	$227.1

NOTE 10 – PROPERTY, NET consisted of:
	Dec. 31,	Sept. 30,
	2007	2007
Property at cost	$855.0	$847.7
Accumulated depreciation	(401.4)	(387.1)
	$453.6	$460.6

NOTE 11 – OTHER INTANGIBLE ASSETS, NET consisted of:
	Dec. 31,	Sept. 30,
	2007	2007
Computer software	$45.5	$45.2
Customer relationships	263.0	262.9
Trademarks	20.2	20.2
Other	13.0	14.0
	341.7	342.3
Accumulated amortization	(78.9)	(71.8)
	$262.8	$270.5

Amortization expense related to intangible assets was:

	Three Months Ended
	December 31,
	2007	2006
Computer software	$1.0	$.9
Customer relationships	5.2	2.8
Trademarks	.3	.4
Other	.6	-
	$7.1	$4.1

For the intangible assets recorded as of December 31, 2007, total amortization expense of $33.8, $33.6, $29.4, $24.6, and $23.8 is scheduled for fiscal 2008, 2009, 2010, 2011, and 2012, respectively.

NOTE 12 – LONG-TERM DEBT consisted of:
	December 31, 2007		September 30, 2007
	Balance	Rate	Balance	Rate
Fixed Rate Senior Notes, Series B	$87.0	4.24%	$116.0	4.24%
Fixed Rate Senior Notes, Series C	50.0	5.43%	50.0	5.43%
Fixed Rate Senior Notes, Series D	64.3	4.76%	75.0	4.76%
Fixed Rate Senior Notes, Series E	100.0	5.57%	100.0	5.57%
Fixed Rate Senior Notes, Series F	75.0	5.43%	75.0	5.43%
Floating Rate Senior Notes, Series G	50.0	5.45%	50.0	5.95%
Floating Rate Senior Notes, Series H	50.0	5.45%	50.0	5.95%
Fixed Rate Senior Notes, Series I-1	75.0	5.56%	75.0	5.56%
Fixed Rate Senior Notes, Series I-2	25.0	5.58%	25.0	5.58%
Fixed Rate Senior Notes, Series J	100.0	5.93%	100.0	5.93%
Industrial Development Revenue Bond	5.6	3.23%	5.6	3.84%
$150 Revolving Credit Agreement	25.0	5.38%	20.0	5.69%
Uncommitted credit arrangements	16.6	5.05%	21.8	5.87%
Other	.1	Various	.2	Various
	$723.6		$763.6

Approximately $56.3 of the debt outstanding at December 31, 2007 must be repaid within one year but was classified as long-term based upon management’s intent and ability to refinance it on a long-term basis.

NOTE 13 – FORWARD SALE CONTRACTS

During the quarter ended December 31, 2005, Ralcorp entered into a forward sale contract relating to 1.78 million shares of its Vail common stock.  Under the contract, at the maturity dates (half on November 21, 2008 and half on November 22, 2010) the Company can deliver a variable number of shares of Vail stock (or cash) to the counterparty.  During the quarter ended June 30, 2006, the Company entered into a similar agreement relating to 1.97 million additional shares of its Vail common stock, with maturity dates of November 18, 2009 and November 16, 2011.  A third contract was entered into during the quarter ended December 31, 2006, relating to 1.2 million additional shares, with a maturity date of November 15, 2013.  The calculation of the number of shares ultimately delivered will depend on the price of Vail shares at settlement and includes a price collar.  Ralcorp received $50.5, $60.0, and $29.5, respectively, under the discounted advance payment feature of the contracts.  Amortization of the corresponding $11.0, $15.5, and $17.6 discounts is included in “Interest expense, net” on the statement of earnings and totaled $2.1 and $1.8 for the three months ended December 31, 2007 and 2006, respectively.  At December 31, 2007, the fair value of the contracts was $213.8, of which $42.1 was included in “Other current liabilities” and $171.7 was included in “Other Liabilities” on the balance sheet.  Because Ralcorp accounts for its investment in Vail Resorts using the equity method, these contracts, which are intended to hedge the future sale of those shares, are not eligible for hedge accounting.  Therefore, any gains or losses on the contracts are immediately recognized in earnings.

NOTE 14 – SHAREHOLDERS’ EQUITY

During the three months ended December 31, 2007, the Company repurchased 100,000 shares of its common stock at a total cost of $5.6.  As of December 31, 2007, there were 7,329,837 shares in treasury and 25,681,480 shares outstanding.  As of September 30, 2007, there were 7,242,196 shares in treasury and 25,769,121 shares outstanding.

Accumulated other comprehensive income increased $4.4 during the three months ended December 31, 2007 as a result of a $6.1 net increase in gains from cash flow hedging activities and a $.5 increase in the foreign currency translation adjustment, offset by $2.2 of related income tax adjustments.

NOTE 15 – SEGMENT INFORMATION

The following tables present information about the Company’s reportable segments.  Management evaluates each segment’s performance based on its profit contribution, which is profit or loss from operations before income taxes, interest, costs related to restructuring activities, and other unallocated corporate income and expenses.

	Three Months Ended
	December 31,
	2007	2006
Net Sales
Ralston Foods	$194.8	$120.3
Bremner	82.5	78.8
Cereals, Crackers & Cookies	277.3	199.1
Frozen Bakery Products	182.5	148.5
Dressings, Syrups, Jellies & Sauces	109.8	100.7
Snack Nuts & Candy	81.1	74.4
Total	$650.7	$522.7

Profit Contribution
Cereals, Crackers & Cookies	$27.4	$19.9
Frozen Bakery Products	17.7	19.7
Dressings, Syrups, Jellies & Sauces	1.7	4.5
Snack Nuts & Candy	6.4	8.2
Total segment profit contribution	53.2	52.3
Interest expense, net	(11.5)	(8.8)
Gain (loss) on forward sale contracts	37.8	(17.9)
Restructuring charges	(.7)	-
Stock-based compensation expense	(3.2)	(1.8)
Other unallocated corporate expenses	(5.9)	(5.9)
Earnings before income taxes
and equity loss	$69.7	$17.9

Depreciation and Amortization
Cereals, Crackers & Cookies	$9.3	$6.6
Frozen Bakery Products	9.2	7.0
Dressings, Syrups, Jellies & Sauces	2.0	2.1
Snack Nuts & Candy	1.0	.8
Corporate	1.3	1.1
Total	$22.8	$17.6

	Dec. 31,	Sept. 30,
	2007	2007
Assets
Cereals, Crackers & Cookies	$531.5	$531.3
Frozen Bakery Products	792.6	811.4
Dressings, Syrups, Jellies & Sauces	150.8	140.5
Snack Nuts & Candy	104.6	106.8
Total segment assets	1,579.5	1,590.0
Investment in Ralcorp Receivables Corporation	42.9	55.3
Investment in Vail Resorts, Inc.	106.6	110.9
Other unallocated corporate assets	99.7	96.9
Total	$1,828.7	$1,853.1

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and capital resources of Ralcorp Holdings, Inc.  This discussion should be read in conjunction with the financial statements under Item 1 and the CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS under this Item 2.  The terms “our,” “we,” “Company,” and “Ralcorp” as used herein refer to Ralcorp Holdings, Inc. and its consolidated subsidiaries.  The terms “base business” and “base businesses” as used herein refer to businesses that were owned by Ralcorp (and therefore included in our operating results) for the entire duration of each of the periods presented (i.e., excluding businesses acquired since the beginning of the comparative period of the prior fiscal year).  We have included financial measures for our base businesses (such as sales growth excluding acquisitions) because they provide useful and comparable trend information regarding the results of those businesses without the effects of incremental results from recent acquisitions.

RESULTS OF OPERATIONS

Consolidated

In the first quarter of fiscal 2008, we continued to benefit from our acquisition strategy while experiencing base business sales growth in many categories.  Total segment profit contribution grew slightly, despite significant cost challenges.  First quarter net earnings and earnings per share were much higher this year than last, but they include the effects of unrealized fair value adjustments on forward sale contracts.
The following table summarizes key data (in millions of dollars, except for percentage data as indicated) that we believe is important for you to note as you read the consolidated results analysis discussions below.  In addition, please refer to Note 15 to the financial statements in Item 1 (on the preceding page) for data regarding net sales and profit contribution by segment.

	Three Months Ended
	December 31,
	2007	2006
Net earnings	42.4	7.6
Net sales	650.7	522.7
Cost of products sold as % of net sales	82.6%	79.8%
SG&A as % of net sales	10.7%	11.7%
Interest expense	(11.5)	(8.8)
Gain (loss) on forward sale contracts	37.8	(17.9)
Effective income tax rate	35.2%	34.1%
Equity in loss of Vail Resorts, Inc.	(4.3)	(6.4)

Net earnings were significantly higher in the first quarter of fiscal 2008 due primarily to non-cash gains and losses on forward sale contracts related to our investment in Vail Resorts, Inc.  In the three months ended December 31, 2007, a gain on the contracts increased net earnings by approximately $24.3 million ($.93 per share), while a year ago, a loss on the contracts reduced net earnings by approximately $11.5 million ($.42 per share).  More importantly, fiscal 2008 earnings were positively impacted by business acquisitions, organic growth in several categories, and improved pricing, but negatively impacted by higher ingredient costs in most segments and higher interest expense.  More detailed discussion and analysis of these and other factors follows.

Net sales for the first quarter grew nearly 25% from a year ago, largely due to the timing of acquisitions.  The approximate amounts of sales from significant recently acquired businesses are shown in the following table.
			Three Months Ended
			December 31,
Business Acquired	Reporting Segment	Acquisition Date	2007	2006
Bloomfield Bakers	Cereals, Crackers & Cookies	March 16, 2007	$61.6	$-
Cottage Bakery	Frozen Bakery Products	November 10, 2006	33.9	15.6
			$95.5	$15.6

Excluding sales from those acquisitions, our base business net sales grew more than 9%.  That growth was the result of volume gains, selling price increases, and favorable mix in most of our base businesses.  Selling prices have been raised in a number of our product categories in an effort to cover increasing input costs.  Note the “Net Sales” comparisons by segment in Note 15 in Item 1, and refer to the segment discussions below for more detailed information about factors affecting net sales.
Cost of products sold increased as a percentage of net sales as cost increases, net of the impacts of our hedging and forward purchase strategies, outpaced pricing adjustments in all segments.  Compared to the first quarter of last year, changes in unit costs raised overall ingredient and packaging costs by approximately $25.7 million.  Refer to the segment discussions below for more information.
Selling, general and administrative expenses (SG&A) decreased as a percentage of net sales.  This was primarily the result of the selling price increases, sales volume growth, and acquisition synergies, partially offset by higher amortization of intangibles, stock-based compensation costs, and discounts related to the sale of receivables.  Amortization of intangible assets increased $3.0 million for the first quarter (see Note 11 in Item 1), compensation costs recognized for stock-based compensation awards increased $1.4 million, and discounts on the sale of receivables (see Note 8 in Item 1) were up $.4 million.
Interest expense increased as a result of higher average outstanding debt levels and interest rates, as well as incremental amortization of prepayment discounts on our Vail forward sale contracts.  The increase in debt was mainly due to borrowings used to fund the Cottage Bakery and Bloomfield Bakers acquisitions and the repurchase of Ralcorp stock.  The weighted average interest rate on all of the Company’s outstanding debt was 5.1% and 4.9% in the first quarter of fiscal 2008 and 2007, respectively.  Discount amortization on our Vail forward sale contracts increased $.3 million from last year because a contract was added in November of 2006 (see Note 13 in Item 1).
Gain (loss) on forward sale contracts– Net earnings were affected by non-cash gains and losses on our forward sale contracts related to a total of 4,950,100 of our shares of Vail Resorts, Inc.  The contracts include a collar on the Vail stock price and the prepayment of proceeds at a discount (whereby Ralcorp received a total of $140.0 million).  Because Ralcorp accounts for its investment in Vail Resorts using the equity method, these contracts, which are intended to hedge the future sale of those shares, are not eligible for hedge accounting.  Therefore, gains or losses on the contracts are immediately recognized in earnings.  The fair value of the contracts is dependent on several variables, including the market price of Vail stock (which increased from $40.02 at September 30, 2006, to $44.82 at December 31, 2006, but decreased from $62.29 at September 30, 2007, to $53.81 at December 31, 2007), estimated future Vail stock price volatility, interest rates, and the time remaining to the contract maturity dates.  For more information on these contracts, see Note 13 in Item 1 and LIQUIDITY AND CAPITAL RESOURCES below.
Income taxes– For the first quarter of fiscal 2008, the effective income tax rate on earnings before income taxes and equity loss was higher than in last year’s first quarter as a result of the effects of gains and losses on forward sale contracts (for which deferred taxes are recognized at just over 35%).  Last year’s loss reduced pre-tax earnings, so the Canadian tax benefits related to the Western Waffles entities (approximately $350,000 per quarter) were proportionally higher, which brought the effective tax rate down.  Conversely, this year’s gain increased pre-tax earnings, so the Canadian tax benefits were proportionally smaller, which raised the effective rate.  Excluding the effects of the Canadian tax benefits and the Vail contracts and earnings, the Company’s incremental tax rate is currently estimated at approximately 36%.
Equity in earnings of Vail Resorts, Inc.– Ralcorp holds approximately 19% of the outstanding common stock of Vail Resorts, Inc. (NYSE: MTN) and accounts for this investment using the equity method.  Vail Resorts operates on a fiscal year ending July 31; therefore, we report our portion of Vail Resorts’ operating results on a two-month time lag.  Vail Resorts’ operations are highly seasonal, typically yielding income for the second and third fiscal quarters and losses for the first and fourth fiscal quarters.  Deferred taxes on these amounts were provided at approximately 35.0% and 35.3% in fiscal 2007 and fiscal 2008, respectively.

Cereals, Crackers & Cookies

Net sales in the Cereals, Crackers & Cookies segment grew 39% for the first quarter, primarily due to incremental sales from the Bloomfield acquisition.  Excluding the Bloomfield business, net sales grew 8% from last year’s first quarter, with increases at both the Ralston Foods cereal and snacks division and the Bremner cracker and cookie division.  The following table shows year-over-year sales volume changes by division and product category.
Ralston Foods (excl. Bloomfield)
Ready-to-eat (RTE) cereal	4%
Hot cereal	-6%
Snacks	1%
Co-manufacturing	99%
Other minor categories	6%
Total	6%

Bremner
Crackers	-5%
Cookies	7%
Co-manufacturing	2%
Total	0%

At Ralston Foods, the net sales growth is attributable to both higher volumes and higher prices.  The doubling of cereal co-manufacturing business added approximately $7 million.  Our first quarter hot cereal volume declined this year (along with the overall hot cereal category) after increasing 7% last year.  At Bremner, the increase in sales was due to higher selling prices, as overall volume was flat.  The increase in cookie sales was driven by an expanded product offering with a major customer.
Results from the acquired Bloomfield business added about $4 million (net of intangible asset amortization of $1.9 million) to the Cereals, Crackers & Cookies segment’s profit contribution in the quarter.  In the base businesses of the segment, raw material cost and production cost increases were offset by the selling price increases.  The raw material unit costs impact was approximately $6.9 million, with the most notable cost increases occurring in wheat and corn products, oats, and soybean oil.  Cereal co-manufacturing contributed approximately $3 million more profit in this year’s first quarter than a year ago.

Frozen Bakery Products

The Frozen Bakery Products segment’s net sales grew 23% as a result of 9% volume growth, a full quarter of sales from Cottage Bakery, and selling price improvements.  Excluding results from Cottage, sales volume grew 12% in the foodservice channel due to new products and customers as well as increased volumes with most existing customers, 5% in the in-store bakery channel due to increased distribution with most major customers, and 14% in the retail channel driven by private label products.
Though the segment’s profit contribution was boosted by incremental profits from Cottage and the base business sales growth, those effects were overcome by increased costs.  Overall ingredient costs were unfavorable by $6.7 million, driven by increases in flour, eggs and dairy products.  Manufacturing expenses were nearly $4 million higher driven by higher plant operating costs from increased staffing and wage changes, higher depreciation, and higher maintenance expense, as well as some production inefficiencies at facilities faced with rapid increases in production volumes in this year’s first quarter.  In addition, the segment’s Canadian operations were hurt by the decline in the value of the U.S. dollar relative to the Canadian dollar, which dropped from an average of about 1.14 last year to approximately .98 this year.  Less than 20% of the sales of those operations are denominated in Canadian dollars (with the rest denominated in U.S. dollars) compared to nearly 90% of expenses, and the change in the average exchange rate increased the U.S. dollar equivalent of the net Canadian dollar expenses by approximately $1.6 million, net of the effects of foreign currency hedging activities.

Dressings, Syrups, Jellies & Sauces

In the Dressings, Syrups, Jellies & Sauces segment, also known as Carriage House, net sales grew 9%, primarily as a result of price increases in response to rapidly rising costs over the past year.  In addition, the segment’s sales benefited from a favorable sales mix and an overall volume increase.  The following table shows sales volume changes from last year’s first quarter by product category.  The increase in peanut butter sales volume was primarily due to a February recall of a competitor’s products and amounted to approximately $5 million of additional net sales in this year’s first quarter.

Peanut butter	47%
Preserves & jellies	-1%
Table syrup	4%
Spoonable & pourable salad dressings	-12%
Mexican sauces	-18%
Barbeque sauce	3%
Other minor categories	-16%
Total	1%

Cost increases outpaced selling price adjustments, resulting in lower first quarter profit in fiscal 2008 compared to fiscal 2007.  Overall, raw material costs were unfavorable by a total of $8.5 million, driven by increases in peanuts, corn sweeteners, soy oil, eggs, tomato paste, fruits, and containers.  In addition, the segment’s production costs and SG&A expenses were higher.

Snack Nuts & Candy

First quarter net sales for the Snack Nuts & Candy segment, also known as Nutcracker Brands, grew 9% compared to a year ago.  Volume by weight grew 10% and the segment benefited from some carryover peanut price increases from last year, but those effects were partially offset by an unfavorable shift in the sales mix from cashews to peanuts and tree nuts (such as almonds).
The segment’s profit contribution for the three months ended December 31, 2007 was lower than last year, primarily as a result of higher costs of peanuts and cashews.  Overall, ingredient cost differences caused an unfavorable variance of $3.6 million for the segment.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have funded operating needs by generating positive cash flows through operations.  We expect to continue generating operating cash flows through our mix of businesses and expect that short-term and long-term liquidity requirements will be met through a combination of operating cash flows and strategic use of borrowings under committed and uncommitted credit arrangements.  Capital resources remained strong at December 31, 2007, with total shareholders’ equity of $528.3 million and a long-term debt to total capital (which is the total of long-term debt and total shareholders’ equity) ratio of 58%, compared with corresponding figures for September 30, 2007 of $483.4 million and 61%.  Working capital, excluding cash and cash equivalents, decreased to $109.1 million at December 31, 2007, from $165.3 million at September 30, 2007, primarily as a result of a reclassification of a portion of forward sale contracts and a $12.4 million decrease in our investment in Ralcorp Receivables Corporation.  During the quarter ended December 31, 2007, $42.1 of our forward sale contract obligations were reclassified to current liabilities because the related maturity date (November 21, 2008) is in less than one year.
Cash provided by operating activities was $68.8 million through three months of fiscal 2008 compared to $88.7 million in last year’s first quarter.  This change was primarily due to cash flows related to our receivables sale agreement.  During the first quarter of fiscal 2008, net proceeds received from the sale of beneficial interests in accounts receivable increased by $10.7 million, compared with a $53.0 million increase a year ago.  See Note 8 in Item 1 for more information about the sale of receivables.  This relative reduction in operating cash flows was partially offset by the effects of increased sales (net of increased costs) and changes in working capital.
Capital expenditures for fiscal 2008 are expected to be approximately $60.0 million, of which $9.2 million was spent during the first three months.  As discussed below, we have adequate capacity under current borrowing arrangements to meet these cash needs.
On December 24, 2007, $29.0 million of our Fixed Rate Senior Notes, Series B and $10.7 million of Series D, were repaid as scheduled.  On December 22, 2008, another $29.0 million of Series B and $10.7 million of Series D are scheduled to be repaid.  As of December 31, 2007, we were in compliance with all of our debt covenants.  Most significantly, the ratio of “Total Debt” to “Adjusted EBITDA” (each term as defined in the debt agreements) was 2.6 to 1.0 at December 31, 2007, well below our most restrictive limit of 3.5 to 1.0.  Total remaining availability under our $150 million revolving credit agreement and our $30 million of uncommitted credit arrangements was $138.4 million as of December 31, 2007.

            Cash needs in excess of our available borrowing capacity could be met through additional sales of our shares of Vail Resorts, Inc. Based on the market price of Vail stock at December 31, 2007, and excluding the 4.95 million shares already under forward sale contracts (discussed in the following paragraph), we could realize approximately $89.8 million in cash through the sale of this investment, net of income taxes.
During the first quarter of fiscal 2006, we entered into a forward sale contract relating to 1.78 million shares of our Vail common stock and received $50.5 million under the discounted advance payment feature of the contract.  In April 2006, we entered into a similar contract relating to another 1.97 million shares and received $60.0 million, and in November 2006, we entered into a third contract relating to 1.2 million shares and received $29.5 million.  These contracts operate as a hedge of the cash flows expected from the sale of Vail shares in the future.  At the maturity dates in the contracts, we can deliver a variable number of shares of Vail stock to the counterparty or settle the contracts with cash.  The number of shares (or amount of cash) to be delivered will depend upon the market price of Vail shares at the settlement dates.  The market price of Vail shares at December 31, 2007 was $53.81.  A summary of contract terms follows:

	Maximum	Minimum	Floor	Cap
Maturity Date	Shares	Shares	Price	Price
November 2008	890,000	727,157	$34.59	$42.33
November 2009	985,050	783,028	38.34	48.23
November 2010	890,000	632,551	34.59	48.67
November 2011	985,050	681,695	38.34	55.40
November 2013	1,200,000	570,825	35.29	74.19

During the first three months of fiscal 2008, 100,000 shares of Ralcorp common stock were repurchased, while approximately 7,000 shares of treasury stock were issued for stock options exercised.

OUTLOOK

Within our Annual Report on Form 10-K for the year ended September 30, 2007, we provided a discussion of the outlook for Ralcorp as a whole, as well as specific factors and trends affecting each of our business segments.  We believe the outlook comments contained within that document are still appropriate, except as updated by the following paragraphs.
In the remainder of fiscal 2008, we will face much higher year-over-year costs of ingredients such as wheat flour, corn products, oats, soybean oil, eggs and dairy products, and peanuts.  Currently, we estimate that the net unfavorable year-over-year impact of raw material price changes on the last three quarters will be approximately $90 million, compared with approximately $26 million experienced during the first quarter.  We expect these cost changes to have a greater impact in the third and fourth quarters, as lower-priced forward contracts and hedge positions expire.  Mitigating actions, such as selling price changes and spending reductions, are underway but may trail the impact of rapidly rising commodity costs.  However, based upon current forecasts, annual diluted earnings per share for fiscal 2008 (excluding the effects of gains or losses on the Vail forward sales contracts) will be approximately 5% above the corresponding amount for fiscal 2007.
The announced closure of the Snack Nuts & Candy plant in Billerica, MA, and consolidation of all production into other facilities, is proceeding according to plan and is expected to be completed during the third quarter of fiscal 2008.
As explained in Note 3, in November 2007, we signed a definitive agreement with Kraft Foods Inc. to merge Post ready-to-eat cereals into Ralcorp in an all-stock transaction.  Because of uncertainties surrounding if and when this transaction may close, we cannot currently estimate the impact, if any, upon results of operations for fiscal 2008.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” in order to clarify the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Ralcorp adopted FIN 48 on October 1, 2007, with no impact other than balance sheet classification, as described in Note 2.

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
In December 2007, the Financial Accounting Standards Board issued FAS 141(R), “Business Combinations,” which replaces FAS 141.  This Statement establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of business combinations.  This Statement is effective for acquisitions completed after the beginning of Ralcorp’s 2010 fiscal year.  At this time, the Company has not completed its review and assessment of the impact of the adoption of this statement.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to our critical accounting policies and estimates during the three months ended December 31, 2007.

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
•        Fluctuations in the Canadian Dollar exchange rate could result in losses in value of the Company’s net foreign currency investment in its Canadian subsidiary and could negatively impact results of operations.
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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Except as discussed in the following paragraphs, we believe there have been no material changes in the reported market risks faced by the Company during the three months ended December 31, 2007.  For additional information, refer to Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2007.
As of December, 2007, a hypothetical 10% adverse change in relevant market prices would have decreased the fair value of our commodity-related derivatives portfolio, which includes futures, options, and swaps, by approximately $13.7 million.  This volatility analysis ignores changes in the exposures inherent in the related hedged transactions.  Because the Company does not hold or trade derivatives for speculation or profit, all changes in derivative values are effectively offset by corresponding changes in the hedged exposures.
As of December 31, 2007, the fair value of the Company’s fixed rate debt was approximately $582.7 million, based on the discounted amount of future cash flows using Ralcorp’s incremental rate of borrowing for similar debt.  A hypothetical 10% decrease in interest rates would increase the fair value of the fixed rate debt by approximately $18.5 million.
The fair value of the interest rate swap contract was negative $.2 million at December 31, 2007.  A hypothetical 10% decrease in expected future interest rates would reduce that fair value by $.6 million.
As of December 31, 2007, we held foreign currency forward contracts with a total notional amount of $26.0 million and a fair value of $.8 million.  A hypothetical 10% increase in the expected CAD-USD exchange rates would have reduced that fair value by $2.5 million.
As of December 31, 2007, the fair value of the total liability associated with our Vail forward sale contracts was $213.8 million (see Note 13 to the financial statements included in Item 1).  A hypothetical 10% increase in the Vail stock price would have increased the fair value of that liability by approximately $22.7 million.

Item 4.   Controls and Procedures.

The Company’s management, with the participation of the Company’s Co-Chief Executive Officers and its Controller and Chief Accounting Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2007.  Based upon that evaluation, the Co-Chief Executive Officers and the Controller and Chief Accounting Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information that is required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include those designed to ensure that information required to be disclosed is accumulated and communicated to the Company’s management, including the Company’s Co-Chief Executive Officers and its Controller and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.
In November 2007, we converted the information system that we used in the Buckner facility of the Dressings, Syrups, Jellies & Sauces segment to that used by all other operations within this segment to accumulate financial data used in financial reporting.  We utilized this integrated system to generate financial statements for our fiscal quarter ended December 31, 2007.  The conversion was not made in response to any deficiency in our internal controls.  Ongoing modifications to our information systems, which we believe enhance our system of internal controls, were the only changes to our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the period covered by this report, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

There is no information required to be reported under any items except those indicated below.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
October 1 – October 31, 2007	100,000	$56.04	100,000	See total

November 1 – November 30, 2007	0	0	--	See total

December 1 – December 31, 2007	0	0	--	See total

Total	100,000	$56.04	100,000	517,500

*  On May 25, 2006, the Board of Directors authorized the repurchase of up to 2,000,000 shares of common stock at prevailing market prices.  The authorization has no expiration date.  From time to time, the Company may repurchase its common stock through plans established under Rule 10b5-1.  Typically, these plans direct a broker to purchase a variable amount of shares each day (usually between 0 and 50,000) depending on the previous day’s closing price.

Item 6.	Exhibits.

31.1	Section 302 Certification of Kevin J. Hunt dated February 5, 2008.
31.2	Section 302 Certification of David P. Skarie dated February 5, 2008.
31.3	Section 302 Certification of Thomas G. Granneman dated February 5, 2008.
32	Section 1350 Certification of Kevin J. Hunt, David P. Skarie and Thomas G. Granneman dated February 5, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RALCORP HOLDINGS, INC.

By: /s/ T. G. Granneman
T. G. Granneman
Duly Authorized Signatory and
Chief Accounting Officer

February 5, 2008

Exhibit Index

Exhibit                       Description

31.1	Section 302 Certification of Kevin Hunt dated February 5, 2008.
31.2	Section 302 Certification of David P. Skarie dated February 5, 2008.
31.3	Section 302 Certification of Thomas G. Granneman dated February 5, 2008.
32	Section 1350 Certification of Kevin J. Hunt, David P. Skarie and Thomas G. Granneman dated February 5, 2008.