Form 10-Q
period 2008-03-31
RALCORP HOLDINGS INC /MO
filed 2008-05-08
CIK 1029506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008.

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO ____________.

Commission file number:     1-12619

Ralcorp Holdings, Inc.
(Exact name of registrant as specified in its charter)

Missouri	43-1766315
(State of Incorporation)	(I.R.S. Employer
Identification No.)

800 Market Street, Suite 2900
St. Louis, MO	63101
(Address of principal	(Zip Code)
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
Large accelerated filer (X)	Accelerated filer ( )	Non-accelerated filer ( )

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes (  )   No (X)

Number of shares of Common Stock, $.01 par value, outstanding as of May 6, 2008:  25,743,075

RALCORP HOLDINGS, INC.

(i)

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements.

RALCORP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
(Dollars in millions except per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007

Net Sales	$641.6	$519.0	$1,292.3	$1,041.7
Cost of products sold	(539.0)	(420.5)	(1,076.3)	(837.4)
Gross Profit	102.6	98.5	216.0	204.3
Selling, general and administrative expenses	(66.2)	(64.6)	(135.5)	(125.8)
Interest expense, net	(11.0)	(10.0)	(22.5)	(18.8)
Gain (loss) on forward sale contracts	24.5	(34.6)	62.3	(52.5)
Restructuring charges	(.7)	-	(1.4)	-
Earnings (Loss) before Income Taxes
and Equity Earnings	49.2	(10.7)	118.9	7.2
Income taxes	(17.4)	4.3	(41.9)	(1.8)
Earnings (Loss) before Equity Earnings	31.8	(6.4)	77.0	5.4
Equity in earnings of Vail Resorts, Inc.,
net of related deferred income taxes	6.7	6.9	3.9	2.7
Net Earnings	$38.5	$.5	$80.9	$8.1

Earnings per Share
Basic	$1.51	$.02	$3.16	$.30
Diluted	$1.46	$.02	$3.08	$.29

See accompanying Notes to Condensed Consolidated Financial Statements.

RALCORP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in millions)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007

Net Earnings	$38.5	$.5	$80.9	$8.1
Other comprehensive (loss) income	(16.1)	.3	(11.7)	.2
Comprehensive Income	$22.4	$.8	$69.2	$8.3

See accompanying Notes to Condensed Consolidated Financial Statements.

RALCORP HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in millions)

	Mar. 31,	Sept. 30,
	2008	2007

Assets
Current Assets
Cash and cash equivalents	$15.7	$9.9
Marketable securities	10.9	6.9
Investment in Ralcorp Receivables Corporation	44.1	55.3
Receivables, net	96.6	89.1
Inventories	246.4	227.1
Prepaid expenses and other current assets	20.5	10.4
Total Current Assets	434.2	398.7
Investment in Vail Resorts, Inc.	116.9	110.9
Property, Net	449.0	460.6
Goodwill	578.2	569.3
Other Intangible Assets, Net	249.2	270.5
Other Assets	40.4	43.1
Total Assets	$1,867.9	$1,853.1

Liabilities and Shareholders' Equity
Current Liabilities
Accounts and notes payable	$158.0	$150.8
Deferred income taxes	2.0	5.2
Other current liabilities	102.6	67.5
Total Current Liabilities	262.6	223.5
Long-term Debt	745.8	763.6
Deferred Income Taxes	58.7	39.9
Other Liabilities	246.7	342.7
Total Liabilities	1,313.8	1,369.7
Shareholders' Equity
Common stock	.3	.3
Additional paid-in capital	126.7	121.6
Common stock in treasury, at cost	(260.5)	(256.9)
Retained earnings	682.0	601.1
Accumulated other comprehensive income	5.6	17.3
Total Shareholders' Equity	554.1	483.4
Total Liabilities and Shareholders' Equity	$1,867.9	$1,853.1

See accompanying Notes to Condensed Consolidated Financial Statements.

RALCORP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in millions)

	Six Months Ended
	March 31,
	2008	2007

Cash Flows from Operating Activities
Net earnings	$80.9	$8.1
Adjustments to reconcile net earnings to net
cash flow provided by operating activities:
Depreciation and amortization	44.9	36.7
Stock-based compensation expense	6.0	3.4
(Gain) loss on forward sale contracts	(62.3)	52.5
Equity in earnings of Vail Resorts, Inc.	(6.0)	(4.2)
Deferred income taxes	20.4	(23.1)
Sale of receivables, net	5.0	48.4
Other changes in current assets and liabilities, net
of effects of business acquisitions	(30.0)	(9.7)
Other, net	4.1	13.7
Net Cash Provided by Operating Activities	63.0	125.8

Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	(4.6)	(321.6)
Additions to property and intangible assets	(23.7)	(24.8)
Purchases of securities	(10.8)	(2.1)
Proceeds from sale or maturity of securities	6.8	2.8
Net Cash Used by Investing Activities	(32.3)	(345.7)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	-	100.0
Repayments of long-term debt	(39.7)	(29.0)
Net borrowings under credit arrangements	26.4	130.2
Advance proceeds from forward sale of investment	-	29.5
Purchases of treasury stock	(5.6)	(3.7)
Proceeds from exercise of stock options	1.0	2.3
Changes in book cash overdrafts	(7.4)	(16.5)
Other, net	.4	1.5
Net Cash (Used) Provided by Financing Activities	(24.9)	214.3

Net Increase (Decrease) in Cash and Cash Equivalents	5.8	(5.6)
Cash and Cash Equivalents, Beginning of Period	9.9	19.1
Cash and Cash Equivalents, End of Period	$15.7	$13.5

See accompanying Notes to Condensed Consolidated Financial Statements.

RALCORP HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions except per share data)

NOTE 1 – PRESENTATION OF CONDENSED FINANCIAL STATEMENTS

The accompanying unaudited historical financial statements of the Company have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  These interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods presented.  All such adjustments are of a normal recurring nature.  Certain amounts for prior periods have been reclassified to conform to the current period’s presentation, including marketable securities and related cash flows.  Operating results for the periods presented are not necessarily indicative of the results for the full year.  These statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended September 30, 2007.  The significant accounting policies for the accompanying financial statements are the same as disclosed in that Annual Report except for the effects of the adoption of FIN 48, as described in Note 2.

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

NOTE 3 – ACQUISITIONS

On August 14, 2007, the Company acquired certain assets and lease obligations of Pastries Plus of Utah, Inc., a manufacturer of branded and private label thaw-and-sell cookies reported in the Frozen Bakery Products segment.  On March 16, 2007, the Company acquired Bloomfield Bakers and its affiliate, Lovin Oven L.L.C., a manufacturer of nutritional and cereal bars and natural and organic specialty cookies, crackers, and cereals reported within the Cereals, Crackers & Cookies segment.  On November 10, 2006, the Company acquired Cottage Bakery, Inc. a manufacturer of frozen par-baked breads and frozen dough sold in the retail and foodservice channels reported in the Frozen Bakery Products segment.  Ralcorp’s consolidated financial statements include the results of operations for these acquisitions since their respective acquisition dates.  The following pro forma information discloses Ralcorp’s results of operations as though these business combinations had been completed as of October 1, 2006, and as though all purchase price adjustments had been finalized on that date.  These pro forma results do not necessarily reflect the actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations.
	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Net sales	$641.6	$559.8	$1,306.9	$1,140.5
Net earnings	38.1	2.1	81.2	9.6
Basic earnings per share	1.49	.08	3.17	.36
Diluted earnings per share	1.45	.08	3.09	.35

On November 15, 2007, the Company announced the signing of a definitive agreement with Kraft Foods Inc. to merge Post ready-to-eat cereals into Ralcorp in an all-stock transaction.  After the merger, Kraft shareholders will own approximately 54 percent and current Ralcorp shareholders will own approximately 46 percent of the combined company.  Further, Ralcorp will assume approximately $960 of debt.  The transaction is subject to customary closing conditions, including regulatory and Ralcorp shareholder approvals.  To date, Ralcorp and Kraft have obtained the IRS tax-free ruling, and both the U.S. and Canadian anti-trust approvals.  Closing is expected to occur in the fourth quarter of fiscal 2008.  As of March 31, 2008, $4.6 of related acquisition costs had been capitalized and included in “Other Assets” on the balance sheet.  Once the merger is completed, those costs and other acquisition costs will be allocated to the assets and liabilities acquired, including goodwill, in accordance with Statement of Financial Accounting Standards No. 141.

NOTE 4 – RESTRUCTURING CHARGES

In October 2007, the Company announced plans to close its plant in Billerica, MA, and transfer the production to other facilities within the Snack Nuts & Candy segment.  For the quarter and six months ended March 31, 2008, restructuring charges for this project consisted of $.4 and $.9, respectively, related to termination benefits for approximately 90 employees.  Approximately $.3 of those benefits had been paid by March 31, 2008, and the remaining accrual of $.6 was included in “Other current liabilities” on the balance sheet.  The project will be completed during the third quarter of fiscal 2008.

Restructuring charges for the quarter and six months ended March 31, 2008 also included residual costs totaling $.3 and $.5, respectively, related to the closure of the Frozen Bakery Products plant in Blue Island, IL, which was substantially completed in fiscal 2007.

NOTE 5 – PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company sponsors qualified and supplemental noncontributory defined benefit pension plans and other postretirement benefit plans for certain of its employees.  The following table provides the components of net periodic benefit cost for the plans.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Pension Benefits
Service cost	$.5	$.7	$1.1	$1.3
Interest cost	2.8	2.8	5.6	5.6
Expected return on plan assets	(3.8)	(3.7)	(7.5)	(7.3)
Amortization of unrecognized net loss	.7	1.0	1.3	2.1
Net periodic benefit cost	$.2	$.8	$.5	$1.7

Other Benefits
Service cost	$-	$-	$-	$.1
Interest cost	.4	.3	.7	.6
Amortization of unrecognized net loss	-	.1	.1	.1
Net periodic benefit cost	$.4	$.4	$.8	$.8

NOTE 6 – EQUITY INVESTMENT IN VAIL RESORTS, INC.

Ralcorp owns approximately 19% of the outstanding common stock of Vail Resorts, Inc. (NYSE:MTN) and accounts for this investment using the equity method.  Vail’s fiscal year ends July 31, so Ralcorp reports equity earnings on a two-month time lag.  Vail’s summarized financial information follows:

	Three Months Ended		Six Months Ended
	January 31,		January 31,
	2008	2007	2008	2007
Net revenues	$360.0	$361.0	$457.9	$474.5
Total operating expenses	267.4	263.3	417.5	427.6
Income from operations	$92.6	$97.7	$40.4	$46.9
Net income	$51.3	$53.0	$26.7	$17.2

NOTE 7 – EARNINGS PER SHARE

The weighted-average shares outstanding for basic and diluted earnings per share were as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007

Weighted Average Shares
for Basic Earnings per Share	25,466	26,768	25,468	26,774
Dilutive effect of:
Stock options	551	578	560	549
Stock appreciation rights	70	68	70	47
Restricted stock awards	90	66	87	62
Weighted Average Shares
for Diluted Earnings per Share	26,177	27,480	26,185	27,432

During the three and six months ended March 31, 2008, 435,000 stock appreciation rights at $56.56 per share were outstanding and could potentially dilute basic earnings per share in the future, but were not included in the computation of diluted earnings per share for the period because they were antidilutive.

NOTE 8 – SALE OF RECEIVABLES

The Company has an agreement to sell, on an ongoing basis, all of the trade accounts receivable of certain of its subsidiaries to a wholly owned, bankruptcy-remote subsidiary named Ralcorp Receivables Corporation (RRC).  The accounts receivable of the Frozen Bakery Products segment and the Medallion and Bloomfield businesses have not been incorporated into the agreement and are not currently being sold to RRC.  RRC can in turn sell up to $66.0 of ownership interests in qualifying receivables to a bank commercial paper conduit.  RRC is a qualifying special purpose entity under FAS 140, and the sale of Ralcorp receivables to RRC is considered a true sale for accounting, tax and legal purposes.  As of March 31, 2008, the outstanding balance of receivables (net of an allowance for doubtful accounts) sold to RRC was $94.9 and proceeds received from the conduit were $50.8, resulting in a retained interest of $44.1 reflected on the Company’s consolidated balance sheet as an “Investment in Ralcorp Receivables Corporation.”  As of September 30, 2007, the outstanding balance of receivables sold to RRC was $101.1 and the proceeds received from the conduit were $45.8, resulting in a subordinated retained interest of $55.3.  Discounts related to the sale of receivables totaled $.5 and $.7 in the three months ended March 31, 2008 and 2007, respectively ($1.2 and $1.0 for the corresponding six month periods), and are included on the statement of earnings in selling, general and administrative expenses.

NOTE 9 – INVENTORIES consisted of:
	Mar. 31,	Sept. 30,
	2008	2007
Raw materials and supplies	$113.9	$106.2
Finished products	135.8	123.1
	249.7	229.3
Allowance for obsolete inventory	(3.3)	(2.2)
	$246.4	$227.1

NOTE 10 – PROPERTY, NET consisted of:
	Mar. 31,	Sept. 30,
	2008	2007
Property at cost	$864.9	$847.7
Accumulated depreciation	(415.9)	(387.1)
	$449.0	$460.6

NOTE 11 - OTHER INTANGIBLE ASSETS, NET consisted of:
	Mar. 31,	Sept. 30,
	2008	2007
Computer software	$45.9	$45.2
Customer relationships	255.1	262.9
Trademarks	20.2	20.2
Other	12.9	14.0
	334.1	342.3
Accumulated amortization	(84.9)	(71.8)
	$249.2	$270.5

Amortization expense related to intangible assets was:
	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Computer software	$1.0	$.9	$2.0	$1.8
Customer relationships	4.1	3.6	9.3	6.5
Trademarks	.4	.4	.7	.7
Other	.5	-	1.1	-
	$6.0	$4.9	$13.1	$9.0

For the intangible assets recorded as of March 31, 2008, total amortization expense of $32.9, $32.7, $28.5, $23.7, and $22.9 is scheduled for fiscal 2008, 2009, 2010, 2011 and 2012, respectively.

NOTE 12- LONG-TERM DEBT consisted of:
	March 31, 2008		September 30, 2007
	Balance	Rate	Balance	Rate
Fixed Rate Senior Notes, Series B	$87.0	4.24%	$116.0	4.24%
Fixed Rate Senior Notes, Series C	50.0	5.43%	50.0	5.43%
Fixed Rate Senior Notes, Series D	64.3	4.76%	75.0	4.76%
Fixed Rate Senior Notes, Series E	100.0	5.57%	100.0	5.57%
Fixed Rate Senior Notes, Series F	75.0	5.43%	75.0	5.43%
Floating Rate Senior Notes, Series G	50.0	5.45%	50.0	5.95%
Floating Rate Senior Notes, Series H	50.0	5.45%	50.0	5.95%
Fixed Rate Senior Notes, Series I-1	75.0	5.56%	75.0	5.56%
Fixed Rate Senior Notes, Series I-2	25.0	5.58%	25.0	5.58%
Fixed Rate Senior Notes, Series J	100.0	5.93%	100.0	5.93%
Industrial Development Revenue Bond	5.6	3.23%	5.6	3.84%
$150 Revolving Credit Agreement	50.0	3.15%	20.0	5.69%
Uncommitted credit arrangements	13.8	3.50%	21.8	5.87%
Other	.1	Various	.2	Various
	$745.8		$763.6

Approximately $53.5 of the debt outstanding at March 31, 2008 must be repaid within one year but was classified as long-term based upon management's intent and ability to refinance it on a long-term basis.

NOTE 13 – FORWARD SALE CONTRACTS

During the quarter ended December 31, 2005, Ralcorp entered into a forward sale contract relating to 1.78 million shares of its Vail common stock.  Under the contract, at the maturity dates (half on November 21, 2008 and half on November 22, 2010) the Company can deliver a variable number of shares of Vail stock (or cash) to the counterparty.  During the quarter ended June 30, 2006, the Company entered into a similar agreement relating to 1.97 million additional shares of its Vail common stock, with maturity dates of November 18, 2009 and November 16, 2011.  A third contract was entered into during the quarter ended December 31, 2006, relating to 1.2 million additional shares, with a maturity date of November 15, 2013.  The calculation of the number of shares ultimately delivered will depend on the price of Vail shares at settlement and includes a price collar.  Ralcorp received $50.5, $60.0, and $29.5, respectively, under the discounted advance payment feature of the contracts.  Amortization of the corresponding $11.0, $15.5, and $17.6 discounts is included in “Interest expense, net” on the statement of earnings and totaled $2.2 and $2.2 for the three months ended March 31, 2008 and 2007, respectively ($4.3 and $4.0 for the corresponding six month periods).  At March 31, 2008, the fair value of the contracts was $191.5, of which $37.6 was included in “Other current liabilities” and $153.9 was included in “Other Liabilities” on the balance sheet.  Because Ralcorp accounts for its investment in Vail Resorts using the equity method, these contracts, which are intended to hedge the future sale of those shares, are not eligible for hedge accounting.  Therefore, any gains or losses on the contracts are immediately recognized in earnings.

NOTE 14 – SHAREHOLDERS’ EQUITY

During the six months ended March 31, 2008, the Company repurchased 100,000 shares of its common stock at a total cost of $5.6.  As of March 31, 2008, there were 7,286,613 shares in treasury and 25,724,704 shares outstanding.  As of September 30, 2007, there were 7,242,196 shares in treasury and 25,769,121 shares outstanding.

Accumulated other comprehensive income decreased $11.7 during the six months ended March 31, 2008 as a result of a $13.1 net decrease in gains from cash flow hedging activities and a $3.3 decrease in the foreign currency translation adjustment, offset by $4.7 of related income tax effects.

NOTE 15 – SEGMENT INFORMATION

The following tables present information about the Company’s reportable segments.  Management evaluates each segment’s performance based on its profit contribution, which is profit or loss from operations before income taxes, interest, costs related to restructuring activities, and other unallocated corporate income and expenses.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Net Sales
Ralston Foods	$195.8	$120.2	$390.6	$240.5
Bremner	85.3	82.4	167.8	161.2
Cereals, Crackers & Cookies	281.1	202.6	558.4	401.7
Frozen Bakery Products	176.5	159.3	359.0	307.8
Dressings, Syrups, Jellies & Sauces	119.7	104.7	229.5	205.4
Snack Nuts & Candy	64.3	52.4	145.4	126.8
Total	$641.6	$519.0	$1,292.3	$1,041.7

Profit Contribution
Cereals, Crackers & Cookies	$24.4	$16.5	$51.8	$36.4
Frozen Bakery Products	15.1	18.0	32.8	37.7
Dressings, Syrups, Jellies & Sauces	3.2	3.2	4.9	7.7
Snack Nuts & Candy	2.3	4.0	8.7	12.2
Total segment profit contribution	45.0	41.7	98.2	94.0
Interest expense, net	(11.0)	(10.0)	(22.5)	(18.8)
Gain (loss) on forward sale contracts	24.5	(34.6)	62.3	(52.5)
Restructuring charges	(.7)	-	(1.4)	-
Systems upgrades and conversions	-	(.3)	-	(.3)
Stock-based compensation expense	(2.8)	(1.6)	(6.0)	(3.4)
Other unallocated corporate expenses	(5.8)	(5.9)	(11.7)	(11.8)
Earnings (loss) before income taxes
and equity earnings	$49.2	$(10.7)	$118.9	$7.2

Depreciation and Amortization
Cereals, Crackers & Cookies	$8.5	$6.9	$17.8	$13.5
Frozen Bakery Products	9.2	8.2	18.4	15.2
Dressings, Syrups, Jellies & Sauces	2.1	2.0	4.1	4.1
Snack Nuts & Candy	.9	.8	1.9	1.6
Corporate	1.4	1.2	2.7	2.3
Total	$22.1	$19.1	$44.9	$36.7

	Mar. 31,	Sept. 30,
	2008	2007
Assets
Cereals, Crackers & Cookies	$541.1	$531.3
Frozen Bakery Products	785.9	811.4
Dressings, Syrups, Jellies & Sauces	153.0	140.5
Snack Nuts & Candy	108.0	106.8
Total segment assets	1,588.0	1,590.0
Investment in Ralcorp Receivables Corporation	44.1	55.3
Investment in Vail Resorts, Inc.	116.9	110.9
Other unallocated corporate assets	118.9	96.9
Total	$1,867.9	$1,853.1

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

RESULTS OF OPERATIONS

Consolidated

In the first half of fiscal 2008, we continued to benefit from our acquisition strategy while experiencing base business sales growth in most categories.  Total segment profit contribution was higher than last year despite significant cost challenges.  Net earnings and earnings per share were much higher this year than last, but they include the effects of unrealized fair value adjustments on forward sale contracts.
The following table summarizes key data (in millions of dollars, except for percentage data as indicated) that we believe is important for you to note as you read the consolidated results analysis discussions below.  In addition, please refer to Note 15 to the financial statements in Item 1 (on the preceding page) for data regarding net sales and profit contribution by segment.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2008	2007	2008	2007
Net earnings	38.5	.5	80.9	8.1
Net sales	641.6	519.0	1,292.3	1,041.7
Cost of products sold as % of net sales	84.0%	81.0%	83.3%	80.4%
SG&A as % of net sales	10.3%	12.4%	10.5%	12.1%
Interest expense	(11.0)	(10.0)	(22.5)	(18.8)
Gain (loss) on forward sale contracts	24.5	(34.6)	62.3	(52.5)
Effective income tax rate	35.4%	40.2%	35.2%	25.0%
Equity in earnings of Vail Resorts, Inc.	10.3	10.6	6.0	4.2

Net earnings were significantly higher in the second quarter and first half of fiscal 2008 due primarily to non-cash gains and losses on forward sale contracts related to our investment in Vail Resorts, Inc.  In the three and six months ended March 31, 2008, a gain on the contracts increased net earnings by approximately $15.7 million ($.60 per share) and $40.1 million ($1.53 per share), respectively, while a year ago, a loss on the contracts reduced net earnings by approximately $22.3 million ($.81 per share) and $33.8 million ($1.23 per share), respectively.  More importantly, fiscal 2008 earnings were positively impacted by business acquisitions, organic growth in most categories, and improved pricing, but negatively impacted by higher raw material costs and interest expense.  More detailed discussion and analysis of these and other factors follows.
Net sales for both the second quarter and first half grew 24% from a year ago, largely due to the timing of acquisitions.  The approximate amounts of sales from significant recently acquired businesses are shown in the following table (in millions).

			Three Months Ended		Six Months Ended
			March 31,		March 31,
Business Acquired	Reporting Segment	Acquisition Date	2008	2007	2008	2007
Bloomfield Bakers	Cereals, Crackers & Cookies	March 16, 2007	$65.4	$7.3	$127.0	$7.3
Cottage Bakery	Frozen Bakery Products	November 10, 2006	32.8	29.9	66.7	45.5
			$98.2	$37.2	$193.7	$52.8

Excluding sales from those acquisitions, our base business net sales grew 12% and 11% in those three and six month periods, respectively.  That growth was the result of selling price increases and volume gains in most of our base businesses.  Selling prices have been raised in a number of our product categories, with a total impact of approximately $31.5 million, in an effort to cover increasing input costs.  Note the “Net Sales” comparisons by segment in Note 15 in Item 1, and refer to the segment discussions below for more detailed information about factors affecting net sales.
Cost of products sold increased as a percentage of net sales as raw material cost increases, net of the impacts of our hedging and forward purchase strategies, outpaced the effects of pricing adjustments for the first two quarters of the year.  Compared to the corresponding periods last year, changes in unit costs raised overall ingredient and packaging costs by approximately $33.5 million for the second quarter and $58.4 million for the first half.  Refer to the segment discussions below for more information.
Selling, general and administrative expenses (SG&A) decreased as a percentage of net sales.  This was primarily the result of the selling price increases, sales volume growth, and acquisition synergies, partially offset by higher amortization of intangibles, stock-based compensation costs, and discounts related to the sale of receivables.  For the quarter, amortization of intangible assets (see Note 11 in Item 1) increased $1.1 million ($4.1 million through six months), compensation costs recognized for stock-based awards increased $1.2 million ($2.6 million through six months), and discounts on the sale of receivables (see Note 8 in Item 1) were down $.2 million (up $.2 million through six months).
Interest expense increased primarily as a result of higher average outstanding debt levels.  The increase in debt was mainly due to borrowings used to fund the Cottage Bakery and Bloomfield Bakers acquisitions and the repurchase of Ralcorp stock.  The weighted average interest rate on all of the Company’s outstanding debt was 5.0% and 5.1% in the second quarter of fiscal 2008 and 2007, respectively (5.1% and 5.0% through six months of each year, respectively).  For the six-month period, discount amortization on our Vail forward sale contracts increased $.3 million from last year because a contract was added in November of 2006 (see Note 13 in Item 1).
Gain (loss) on forward sale contracts – Net earnings were affected by non-cash gains and losses on our forward sale contracts related to a total of 4,950,100 of our shares of Vail Resorts, Inc.  The contracts include a collar on the Vail stock price and the prepayment of proceeds at a discount (whereby Ralcorp received a total of $140.0 million).  Because Ralcorp accounts for its investment in Vail Resorts using the equity method, these contracts, which are intended to hedge the future sale of those shares, are not eligible for hedge accounting.  Therefore, gains or losses on the contracts are immediately recognized in earnings.  The fair value of the contracts is dependent on several variables, including the market price of Vail stock (which increased from $40.02 at September 30, 2006, to $44.82 at December 31, 2006, and $54.33 at March 31, 2007, but decreased from $62.29 at September 30, 2007, to $53.81 at December 31, 2007, and $48.29 at March 31, 2008), estimated future Vail stock price volatility, interest rates, and the time remaining to the contract maturity dates.  For more information on these contracts, see Note 13 in Item 1 and LIQUIDITY AND CAPITAL RESOURCES below.
Income taxes – The Company’s effective tax rate is favorably impacted by Canadian tax benefits related to the Western Waffles entities.  These benefits are handled as a discrete item in the tax calculation and are fixed at approximately $350,000 per quarter.  Because last year’s losses on the forward sale contracts reduced pre-tax earnings (loss) significantly, those fixed Canadian benefits were proportionally much larger compared to the variable components of income taxes, and the net effective rates were greatly affected.
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

Cereals, Crackers & Cookies

Net sales in the Cereals, Crackers & Cookies segment grew 39% for both the second quarter and first half, primarily due to incremental sales from the Bloomfield acquisition.  Excluding the Bloomfield business, net sales grew 10% from last year’s second quarter and 9% from last year’s first half, with increases at both the Ralston Foods cereal and snacks division and the Bremner cracker and cookie division.  The following table shows year-over-year sales volume changes by division and product category.

	Sales Volume Change from Prior Year
	Three Months Ended	Six Months Ended
	March 31, 2008	March 31, 2008
Ralston Foods (excl. Bloomfield)
Ready-to-eat (RTE) cereal	7%	5%
Hot cereal	7%	0%
Snacks	8%	4%
Co-manufacturing	81%	91%
Other minor categories	25%	15%
Total	11%	8%

Bremner
Crackers	-1%	-4%
Cookies	2%	4%
Co-manufacturing	-41%	-23%
Total	-3%	-2%

At Ralston Foods, the net sales growth is attributable to both higher volumes and higher prices.  The near doubling of cereal co-manufacturing business added almost $5 million for the quarter and approximately $12 million for the first half.  At Bremner, the increase in sales was due to higher selling prices, as overall volume was slightly lower.  The decline in Bremner’s co-manufacturing volume reduced net sales by approximately $1 million and $2 million for the three and six months ended March 31, 2008.
More than half of the increases in the Cereals, Crackers & Cookies segment’s profit contribution in the quarter and first half of fiscal 2008 are attributable to incremental results from the acquired Bloomfield business.  Excluding Bloomfield results, the improvement in the segment’s profit contribution is primarily attributable to the overall base business volume growth, including increases from cereal co-manufacturing in the six-month period.  The effects of the segment’s growth were partially offset by the impact of increased raw material costs, which exceeded the effects of selling price adjustments.  The raw material unit costs impact was approximately $9.3 million and $16.2 million in the three and six months ended March 31, 2008, respectively, with the most notable cost increases occurring in wheat and corn products, oats, and soybean oil.

Frozen Bakery Products

The Frozen Bakery Products segment’s second quarter net sales grew 11% as a result of selling price improvements and volume growth.  For the first six months of fiscal 2008, the segment’s net sales grew 17%, including the effects of volume growth, price increases, and an additional six weeks of sales from Cottage Bakery (estimated at $15.8 million), which was acquired November 10, 2006.  The following table shows sales volume changes from the corresponding periods of fiscal 2007 by sales channel, excluding Cottage Bakery sales from October 1 through November 9, 2007.
	Sales Volume Change from Prior Year
	Three Months Ended	Six Months Ended
	March 31, 2008	March 31, 2008
Foodservice	4%	8%
In-store bakery (ISB)	1%	3%
Retail	9%	11%
Total	4%	6%

Volume growth in the foodservice channel is due to new products and customers, partially offset by small declines for several existing customers.  In the in-store bakery channel, increased distribution with most major customers was partially offset by a decline in holiday cookie sales in the second quarter.  Growth in the retail channel was driven by private label products.

Though the segment’s profit contribution was boosted by the base business sales growth and (in the six-month period) incremental profits from Cottage, those effects were overcome by the effects of increased costs and an unfavorable product mix.  Overall raw material costs were unfavorable by approximately $9 million for the quarter and $15 million through six months, driven by increases in flour, eggs, oils, and dairy products.  Manufacturing expenses were approximately $3 million higher in the quarter and over $6 million higher through six months, driven by higher plant operating costs from increased staffing and wage changes, as well as higher depreciation.  In addition, the segment’s Canadian operations were hurt by the decline in the value of the U.S. dollar relative to the Canadian dollar, which dropped from averages of about 1.17 and 1.16 in the three- and six-month periods ended March 31, 2007, respectively, to approximately 1.00 and .99 in the three and six months ended March 31, 2008.  Less than 20% of the sales of those operations are denominated in Canadian dollars (with the rest denominated in U.S. dollars) compared to nearly 90% of expenses.  The change in the average exchange rate increased the U.S. dollar equivalent of the net Canadian dollar expenses by approximately $2.1 million for the second quarter and $3.7 million for the first half, net of the effects of foreign currency hedging activities.  Finally, higher freight rates increased the segment’s transportation costs by $1.0 million and $1.7 million for the second quarter and first half, respectively.

Dressings, Syrups, Jellies & Sauces

In the Dressings, Syrups, Jellies & Sauces segment, also known as Carriage House, net sales grew 14% for the quarter and 12% for the first half, primarily as a result of price increases in response to rapidly rising costs over the past year, but also because of an overall volume increase.  The following table shows sales volume changes from the corresponding periods of fiscal 2007 by product category.  The increase in peanut butter sales volume was primarily due to a February 2007 recall of a competitor’s products and amounted to approximately $10 million of additional net sales in this year’s first half.

	Sales Volume Change from Prior Year
	Three Months Ended	Six Months Ended
	March 31, 2008	March 31, 2008
Peanut butter	14%	29%
Preserves & jellies	6%	2%
Table syrup	4%	4%
Spoonable & pourable salad dressings	3%	-4%
Mexican sauces	-5%	-12%
Barbeque sauce	8%	6%
Other minor categories	2%	-7%
Total	5%	3%

Second quarter profit contribution was the same as last year, as the effects of volume growth offset the small differential between cost increases and selling price increases.  The segment’s raw material costs were unfavorable by a total of $10.2 million in the quarter, driven by cost increases in peanuts, corn sweeteners, soybean oil, eggs, tomato paste, fruits, and containers.  Through six months, raw material costs were unfavorable by a total of $18.7 million, and profit contribution was $2.8 million lower than last year.

Snack Nuts & Candy

Net sales for the Snack Nuts & Candy segment, also known as Nutcracker Brands, grew 23% and 15% for the three- and six-month periods ended March 31, 2008, respectively, as a result of strong sales volumes and price increases implemented to offset rising costs.  Volume by weight grew 17% and 13%, respectively, primarily as a result of increased distribution with certain existing customers and increased product promotions by some others.
The segment’s profit contribution amounts for the second quarter and first half were lower than last year by $1.7 million and $3.5 million, respectively, primarily because of significantly higher peanut and cashew costs.  Raw material cost differences in the segment caused an unfavorable variance of $5.2 million for the quarter and $8.8 million through six months.  Price increases in this segment have trailed raw material cost increases.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have funded operating needs by generating positive cash flows through operations.  We expect to continue generating operating cash flows through our mix of businesses and expect that short-term and long-term liquidity requirements will be met through a combination of operating cash flows and strategic use of borrowings under committed and uncommitted credit arrangements.  Capital resources remained strong at March 31, 2008, with total shareholders’ equity of $554.1 million and a long-term debt to total capital (which is the total of long-term debt and total shareholders’ equity) ratio of 43%, compared with corresponding figures for September 30, 2007 of $483.4 million and 61%.  Working capital, excluding cash and cash equivalents, decreased to $155.9 million at March 31, 2008, from $165.3 million at September 30, 2007, primarily as a result of a reclassification of a portion of forward sale contracts and an $11.2 million decrease in our investment in Ralcorp Receivables Corporation, partially offset by a $19.3 million increase in inventories and an $11.5 million increase in commodity options contracts.  During the first half of fiscal 2008, $37.6 million of our forward sale contract obligations were reclassified to current liabilities because the related maturity date (November 21, 2008) is in less than one year.
Cash provided by operating activities was $63.0 million through six months of fiscal 2008 compared to $125.8 million in last year’s first six months.  This change was primarily due to cash flows related to our receivables sale agreement.  During the first half of fiscal 2008, net proceeds received from the sale of beneficial interests in accounts receivable increased by $5.0 million, compared with a $48.4 million increase a year ago.  See Note 8 in Item 1 for more information about the sale of receivables.  The remaining decrease in operating cash flows is primarily attributable to increases in inventories and purchases of commodity options contracts.
Capital expenditures for fiscal 2008 are expected to be approximately $50.0 million, of which $23.7 million was spent during the first six months.  As discussed below, we have adequate capacity under current borrowing arrangements to meet these cash needs.
On December 24, 2007, $29.0 million of our Fixed Rate Senior Notes, Series B and $10.7 million of Series D, were repaid as scheduled.  On December 22, 2008, another $29.0 million of Series B and $10.7 million of Series D are scheduled to be repaid.  As of March 31, 2008, we were in compliance with all of our debt covenants.  Most significantly, the ratio of “Total Debt” to “Adjusted EBITDA” (each term as defined in the debt agreements) was 2.7 to 1.0 at March 31, 2008, well below our most restrictive limit of 3.5 to 1.0.  Total remaining availability under our $150 million revolving credit agreement and our $30 million of uncommitted credit arrangements was $116.2 million as of March 31, 2008.
           Cash needs in excess of our available borrowing capacity could be met through additional sales of our shares of Vail Resorts, Inc.  Based on the market price of Vail stock at March 31, 2008, and excluding the 4.95 million shares already under forward sale contracts (discussed in the following paragraph), we could realize approximately $80.8 million in cash through the sale of this investment, net of income taxes.
During the first quarter of fiscal 2006, we entered into a forward sale contract relating to 1.78 million shares of our Vail common stock and received $50.5 million under the discounted advance payment feature of the contract.  In April 2006, we entered into a similar contract relating to another 1.97 million shares and received $60.0 million, and in November 2006, we entered into a third contract relating to 1.2 million shares and received $29.5 million.  These contracts operate as a hedge of the cash flows expected from the sale of Vail shares in the future.  At the maturity dates in the contracts, we can deliver a variable number of shares of Vail stock to the counterparty or settle the contracts with cash.  The number of shares (or amount of cash) to be delivered will depend upon the market price of Vail shares at the settlement dates.  The market price of Vail shares at March 31, 2008 was $48.29.  A summary of contract terms follows:

	Maximum	Minimum	Floor	Cap
Maturity Date	Shares	Shares	Price	Price
November 2008	890,000	727,157	$34.59	$42.33
November 2009	985,050	783,028	38.34	48.23
November 2010	890,000	632,551	34.59	48.67
November 2011	985,050	681,695	38.34	55.40
November 2013	1,200,000	570,825	35.29	74.19

During the first six months of fiscal 2008, 100,000 shares of Ralcorp common stock were repurchased, while approximately 34,000 shares of treasury stock were issued for stock options exercised.

OUTLOOK

Within our Annual Report on Form 10-K for the year ended September 30, 2007, we provided a discussion of the outlook for Ralcorp as a whole, as well as specific factors and trends affecting each of our business segments.  We believe the outlook comments contained within that document are still appropriate, except as updated by the following paragraphs.
In the remainder of fiscal 2008, we will continue to face much higher year-over-year costs of ingredients such as wheat flour, corn products, oats, soybean oil, eggs, dairy products, and peanuts.  Currently, we estimate that the net unfavorable year-over-year impact of raw material price changes on the second half of the year will increase to about $70 million, compared with approximately $60 million experienced during the first half, as lower-priced forward contracts and hedge positions expire.  In addition, transportation costs are expected to be considerably higher in the second half due to record fuel prices.  Although mitigating actions, such as selling price changes and spending reductions, are underway, they may continue to trail the impact of rapidly rising costs.  However, based upon current forecasts, annual diluted earnings per share for fiscal 2008 (excluding the effects of gains or losses on the Vail forward sales contracts) will be approximately 5% above the corresponding amount for fiscal 2007.
The announced closure of the Snack Nuts & Candy plant in Billerica, MA, and consolidation of all production into other facilities, is proceeding according to plan and will be completed during the third quarter of fiscal 2008.
As explained in Note 3, in November 2007 we signed a definitive agreement with Kraft Foods Inc. to merge Post ready-to-eat cereals into Ralcorp in an all-stock transaction.  Because of uncertainties surrounding if and when this transaction may close, we cannot currently estimate the impact, if any, upon results of operations for fiscal 2008.

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
In September 2006, the Financial Accounting Standards Board issued FAS 157, “Fair Value Measurements.”  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  This Statement is effective as of the beginning of Ralcorp’s 2009 fiscal year; however, FASB Staff Position 157-2, issued in February 2008, permits a one-year deferral for non-financial assets and liabilities not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  At this time, the Company has not completed its review and assessment of the impact of the adoption of this Statement.
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
In March 2008, the Financial Accounting Standards Board issued FAS 161, “Disclosures about Derivative Instruments and Hedging Activities.”  This Statement changes the disclosure requirements for derivative instruments and hedging activities to include enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  This Statement is effective for Ralcorp beginning with its financial statements for March 31, 2009.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to our critical accounting policies and estimates during the six months ended March 31, 2008.

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
•       The Company has incurred and capitalized significant costs in anticipation of completing the Post ready-to-eat cereals transaction.  If the Company does not complete the transaction, the costs incurred prior to the transaction will be expensed and will adversely affect the Company’s results.
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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

Except as discussed in the following paragraphs, we believe there have been no material changes in the reported market risks faced by the Company during the six months ended March 31, 2008.  For additional information, refer to Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2007.
As of March 31, 2008, a hypothetical 10% adverse change in relevant market prices would have decreased the fair value of our commodity-related derivatives portfolio, which includes futures, options, and swaps, by approximately $10.1 million.  This volatility analysis ignores changes in the exposures inherent in the related hedged transactions.  Because the Company does not hold or trade derivatives for speculation or profit, all changes in derivative values are effectively offset by corresponding changes in the hedged exposures.
As of March 31, 2008, the fair value of the Company’s fixed rate debt was approximately $581.0 million, based on the discounted amount of future cash flows using Ralcorp’s incremental rate of borrowing for similar debt.  A hypothetical 10% decrease in interest rates would increase the fair value of the fixed rate debt by approximately $18.3 million.
The fair value of the interest rate swap contract was negative $2.7 million at March 31, 2008.  A hypothetical 10% decrease in expected future interest rates would reduce that fair value by $.3 million.
As of March 31, 2008, we held foreign currency forward contracts with a total notional amount of $49.0 million and a fair value of negative $.6 million.  A hypothetical 10% increase in the expected CAD-USD exchange rates would have decreased that fair value by $5.0 million.
As of March 31, 2008, the fair value of the total liability associated with our Vail forward sale contracts was $191.5 million (see Note 13 to the financial statements included in Item 1).  A hypothetical 10% increase in the Vail stock price would have increased the fair value of that liability by approximately $19.2 million.

Item 4.    Controls and Procedures.

The Company’s management, with the participation of the Company’s Co-Chief Executive Officers and its Controller and Chief Accounting Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2008.  Based upon that evaluation, the Co-Chief Executive Officers and the Controller and Chief Accounting Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information that is required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include those designed to ensure that information required to be disclosed is accumulated and communicated to the Company’s management, including the Company’s Co-Chief Executive Officers and its Controller and Chief Accounting Officer, as appropriate to allow timely decisions regarding required disclosure.  Ongoing modifications to our information systems, which we believe enhance our system of internal controls, were the only changes to our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the period covered by this report, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

There is no information required to be reported under any items except those indicated below.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
January 1 – January 31, 2008	0	0	0	See total

February 1 – February 29, 2008	0	0	0	See total

March 1 – March 31, 2008	0	0	0	See total

Total	0	0	0	517,500

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

On February 5, 2008, the Company held its Annual Meeting of Shareholders.  The following three directors were elected for a term of three years, expiring at the Annual Meeting of Shareholders to be held in 2011, or at such other time when their successors are elected:

	Votes For	Votes Withheld
Kevin J. Hunt	23,113,942	315,875
David W. Kemper	20,427,061	3,002,756
David R. Wenzel	23,151,348	278,469

At the same meeting, the following director was elected for a term of two years, expiring at the Annual Meeting of Shareholders to be held in 2010, or at such other time when his successor is elected:

	Votes For	Votes Withheld
J. Patrick Mulcahy	23,145,425	284,392

At the same meeting, the following director was elected for a term of one year, expiring at the Annual Meeting of Shareholders to be held in 2009, or at such other time when his successor is elected:

	Votes For	Votes Withheld
David R. Banks	21,857,538	1,572,279

At the same meeting, PricewaterhouseCoopers LLP was appointed as the Company’s independent registered public accounting firm for the fiscal year ending September 2008:

	Votes For	Votes Against	Abstained
Ratification	23,231,436	149,422	48,959

Item 6.	Exhibits.

*2.1	RMT Transaction Agreement dated November 15, 2007, by and among Kraft Foods Inc., Cable Holdco, Inc., Ralcorp Holdings, Inc. and Ralcorp Mailman LLC. (Filed as Exhibit 2.1 to the Company's Form 8-K filed on November 20, 2007.)
10.1
Amendment No. 8 to Receivables Purchase Agreement dated as of December 14, 2007 among Ralcorp Holdings, Inc., Ralcorp Receivables Corporation, Falcon Asset Securitization Company LLC, formerly known as Falcon Asset Securitization Corporation, and JPMorgan Chase Bank, N.A., successor by merger to Bank One, NA.

31.1	Section 302 Certification of Kevin J. Hunt dated May 8, 2008.
31.2	Section 302 Certification of David P. Skarie dated May 8, 2008.
31.3	Section 302 Certification of Thomas G. Granneman dated May 8, 2008.
32	Section 1350 Certification of Kevin J. Hunt, David P. Skarie and Thomas G. Granneman dated May 8, 2008.

* Incorporated by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RALCORP HOLDINGS, INC.

By: /s/ T. G. Granneman
T. G. Granneman
Duly Authorized Signatory and
Chief Accounting Officer

May 8, 2008

Exhibit Index

Exhibit                                                                                                       Description
*2.1	RMT Transaction Agreement dated November 15, 2007, by and among Kraft Foods Inc., Cable Holdco, Inc., Ralcorp Holdings, Inc. and Ralcorp Mailman LLC. (Filed as Exhibit 2.1 to the Company's Form 8-K filed on November 20, 2007.)
10.1
Amendment No. 8 to Receivables Purchase Agreement dated as of December 14, 2007 among Ralcorp Holdings, Inc., Ralcorp Receivables Corporation, Falcon Asset Securitization Company LLC, formerly known as Falcon Asset Securitization Corporation, and JPMorgan Chase Bank, N.A., successor by merger to Bank One, NA.

31.1	Section 302 Certification of Kevin J. Hunt dated May 8, 2008.
31.2	Section 302 Certification of David P. Skarie dated May 8, 2008.
31.3	Section 302 Certification of Thomas G. Granneman dated May 8, 2008.
32	Section 1350 Certification of Kevin J. Hunt, David P. Skarie and Thomas G. Granneman dated May 8, 2008.

* Incorporated by reference