Form 10-Q
period 2008-06-30
RALCORP HOLDINGS INC /MO
filed 2008-08-11
CIK 1029506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008.

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO ____________.

Commission file number:     1-12619

Ralcorp Holdings, Inc.
(Exact name of registrant as specified in its charter)

Missouri	43-1766315
(State of Incorporation)	(I.R.S. Employer
Identification No.)

800 Market Street, Suite 2900
St. Louis, MO	63101
(Address of principal	(Zip Code)
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
Large accelerated filer (X)	Accelerated filer ( )	Non-accelerated filer ( )

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes (  )   No (X)

Number of shares of Common Stock, $.01 par value, outstanding as of August 8, 2008:  25,760,029

RALCORP HOLDINGS, INC.

INDEX

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Statements of Earnings	1

	Condensed Consolidated Statements of Comprehensive Income	1

	Condensed Consolidated Balance Sheets	2

	Condensed Consolidated Statements of Cash Flows	3

	Notes to Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

PART II.	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 6.	Exhibits	19

SIGNATURES		19

(i)

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

RALCORP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
(Dollars in millions except per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net Sales	$658.6	$583.5	$1,950.9	$1,625.2
Cost of products sold	(543.7)	(475.7)	(1,620.0)	(1,313.1)
Gross Profit	114.9	107.8	330.9	312.1
Selling, general and administrative expenses	(71.7)	(64.7)	(207.2)	(190.5)
Interest expense, net	(11.1)	(11.4)	(33.6)	(30.2)
Gain (loss) on forward sale contracts	21.7	(29.8)	84.0	(82.3)
Restructuring charges	(.3)	-	(1.7)	-
Earnings before Income Taxes
and Equity Earnings	53.5	1.9	172.4	9.1
Income taxes	(18.9)	(.4)	(60.8)	(2.2)
Earnings before Equity Earnings	34.6	1.5	111.6	6.9
Equity in earnings of Vail Resorts, Inc.,
net of related deferred income taxes	11.2	10.1	15.1	12.8
Net Earnings	$45.8	$11.6	$126.7	$19.7

Earnings per Share
Basic	$1.79	$.44	$4.95	$.74
Diluted	$1.73	$.43	$4.81	$.72

See accompanying Notes to Condensed Consolidated Financial Statements.

RALCORP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in millions)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net Earnings	$45.8	$11.6	$126.7	$19.7
Other comprehensive income (loss)	11.1	9.8	(.6)	10.0
Comprehensive Income	$56.9	$21.4	$126.1	$29.7

See accompanying Notes to Condensed Consolidated Financial Statements.

RALCORP HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in millions)

	June 30,	Sept. 30,
	2008	2007

Assets
Current Assets
Cash and cash equivalents	$23.6	$9.9
Marketable securities	9.9	6.9
Investment in Ralcorp Receivables Corporation	51.8	55.3
Receivables, net	99.4	89.1
Inventories	245.3	227.1
Prepaid expenses and other current assets	25.6	10.4
Total Current Assets	455.6	398.7
Investment in Vail Resorts, Inc.	134.3	110.9
Property, Net	446.9	460.6
Goodwill	578.4	569.3
Other Intangible Assets, Net	242.7	270.5
Other Assets	41.0	43.1
Total Assets	$1,898.9	$1,853.1

Liabilities and Shareholders' Equity
Current Liabilities
Accounts and notes payable	$186.8	$150.8
Deferred income taxes	9.0	5.2
Other current liabilities	101.9	67.5
Total Current Liabilities	297.7	223.5
Long-term Debt	687.8	763.6
Deferred Income Taxes	70.4	39.9
Other Liabilities	228.6	342.7
Total Liabilities	1,284.5	1,369.7
Shareholders' Equity
Common stock	.3	.3
Additional paid-in capital	128.9	121.6
Common stock in treasury, at cost	(259.3)	(256.9)
Retained earnings	727.8	601.1
Accumulated other comprehensive income	16.7	17.3
Total Shareholders' Equity	614.4	483.4
Total Liabilities and Shareholders' Equity	$1,898.9	$1,853.1

See accompanying Notes to Condensed Consolidated Financial Statements.

RALCORP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in millions)

	Nine Months Ended
	June 30,
	2008	2007

Cash Flows from Operating Activities
Net earnings	$126.7	$19.7
Adjustments to reconcile net earnings to net
cash flow provided by operating activities:
Depreciation and amortization	67.3	59.0
Stock-based compensation expense	8.3	5.3
(Gain) loss on forward sale contracts	(84.0)	82.3
Equity in earnings of Vail Resorts, Inc.	(23.4)	(19.7)
Deferred income taxes	33.3	(31.1)
Sale of receivables, net	2.5	51.2
Other changes in current assets and liabilities, net
of effects of business acquisitions	(21.7)	(4.9)
Other, net	23.9	21.9
Net Cash Provided by Operating Activities	132.9	183.7

Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	(4.8)	(321.2)
Additions to property and intangible assets	(37.3)	(37.8)
Proceeds from sale of property	.1	.1
Purchases of securities	(20.7)	(4.0)
Proceeds from sale or maturity of securities	17.7	4.7
Net Cash Used by Investing Activities	(45.0)	(358.2)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	-	200.0
Repayments of long-term debt	(39.7)	(29.0)
Net (payments) borrowings under credit arrangements	(30.9)	43.0
Advance proceeds from forward sale of investment	-	29.5
Purchases of treasury stock	(5.6)	(67.4)
Proceeds from exercise of stock options	1.8	2.8
Changes in book cash overdrafts	(.5)	(11.7)
Other, net	.7	1.7
Net Cash (Used) Provided by Financing Activities	(74.2)	168.9

Net Increase (Decrease) in Cash and Cash Equivalents	13.7	(5.6)
Cash and Cash Equivalents, Beginning of Period	9.9	19.1
Cash and Cash Equivalents, End of Period	$23.6	$13.5

See accompanying Notes to Condensed Consolidated Financial Statements.

RALCORP HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions except per share data)

NOTE 1 – PRESENTATION OF CONDENSED FINANCIAL STATEMENTS

The accompanying unaudited historical financial statements of the Ralcorp Holdings, Inc. (“Ralcorp” or the “Company”) have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  These interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods presented.  All such adjustments are of a normal recurring nature.  Certain amounts for prior periods have been reclassified to conform to the current period’s presentation, including marketable securities and related cash flows.  Operating results for the periods presented are not necessarily indicative of the results for the full year.  These statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended September 30, 2007.  The significant accounting policies for the accompanying financial statements are the same as disclosed in that Annual Report except for the effects of the adoption of FIN 48, as described in Note 2.  The financial statements are presented on a consolidated basis and include the accounts of Ralcorp and its majority-owned subsidiaries, except Ralcorp Receivables Corporation (see Note 8).

NOTE 2 – INCOME TAXES

The Company adopted FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes,” as of October 1, 2007.  The total amount of unrecognized tax benefits at that date was approximately $1.6, all of which would affect the effective tax rate if recognized, and related accrued interest was $.2.  Interest due to an underpayment of income taxes is classified as income taxes.  The adoption of FIN 48 had no significant effects on earnings or retained earnings.

Federal returns for tax years after September 30, 2004 remain subject to examination, along with various state returns for the past two to six years and Canadian returns for the past two years.  One state uncertainty is currently being addressed with the state taxing authority and is expected to be resolved within the next 12 months.  Related unrecognized tax benefits totaling approximately $.9 are classified as “Other current liabilities” on the balance sheet, while approximately $.9 of unrecognized tax benefits were reclassified to “Other Liabilities” upon adoption of FIN 48.

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net sales	$658.6	$613.5	$1,950.9	$1,725.7
Net earnings	45.8	12.6	126.4	20.8
Basic earnings per share	1.79	.48	4.94	.78
Diluted earnings per share	1.73	.46	4.80	.76

On November 15, 2007, the Company announced the signing of a definitive agreement with Kraft Foods Inc. to merge Post ready-to-eat cereals into Ralcorp in an all-stock transaction.  Refer to Note 16 for information about the completion of this transaction.  As of June 30, 2008, $5.0 of related acquisition costs had been capitalized and included in “Other Assets” on the balance sheet.  Those costs and other acquisition costs will be allocated to the assets and liabilities acquired, including goodwill, in accordance with Statement of Financial Accounting Standards No. 141.

NOTE 4 – RESTRUCTURING CHARGES

In October 2007, the Company announced plans to close its plant in Billerica, MA, and transfer the production to other facilities within the Snack Nuts & Candy segment.  For the quarter and nine months ended June 30, 2008, restructuring charges for this project totaled $.2 and $1.1, respectively, related to termination benefits for approximately 90 employees.  Approximately $1.0 of those benefits had been paid by June 30, 2008, and the remaining accrual of $.1 was included in “Other current liabilities” on the balance sheet.  The project was substantially completed during the third quarter of fiscal 2008.

Restructuring charges for the quarter and nine months ended June 30, 2008 also included residual costs totaling $.1 and $.6, respectively, related to the closure of the Frozen Bakery Products plant in Blue Island, IL, which was substantially completed in fiscal 2007.

NOTE 5 – PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company sponsors qualified and supplemental noncontributory defined benefit pension plans and other postretirement benefit plans for certain of its employees.  The following table provides the components of net periodic benefit cost for the plans.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Pension Benefits
Service cost	$.6	$.6	$1.7	$1.9
Interest cost	2.8	2.7	8.4	8.3
Expected return on plan assets	(3.7)	(3.6)	(11.2)	(10.9)
Amortization of unrecognized net loss	.6	1.1	1.9	3.2
Net periodic benefit cost	$.3	$.8	$.8	$2.5

Other Benefits
Service cost	$-	$-	$-	$.1
Interest cost	.3	.3	1.0	.9
Amortization of unrecognized net loss	.1	-	.2	.1
Net periodic benefit cost	$.4	$.3	$1.2	$1.1

NOTE 6 – EQUITY INVESTMENT IN VAIL RESORTS, INC.

Ralcorp owns approximately 19% of the outstanding common stock of Vail Resorts, Inc. (NYSE:MTN) and accounts for this investment using the equity method.  Vail’s fiscal year ends July 31, so Ralcorp reports equity earnings on a two-month time lag.  Vail’s summarized financial information follows:
	Three Months Ended		Nine Months Ended
	April 30,		April 30,
	2008	2007	2008	2007
Net revenues	$423.8	$369.5	$881.7	$844.0
Total operating expenses	272.3	233.3	689.9	660.9
Income from operations	$151.5	$136.2	$191.8	$183.1
Net income	$87.3	$78.5	$114.0	$95.7

NOTE 7 - EARNINGS PER SHARE

The weighted-average shares outstanding for basic and diluted earnings per share were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Weighted Average Shares
for Basic Earnings per Share	25,498	26,304	25,478	26,617
Dilutive effect of:
Stock options	561	587	560	562
Stock appreciation rights	104	105	81	66
Restricted stock awards	104	71	93	65
Weighted Average Shares
for Diluted Earnings per Share	26,267	27,067	26,212	27,310

During the three and nine months ended June 30, 2008, 435,000 stock appreciation rights at $56.56 per share were outstanding and could potentially dilute basic earnings per share in the future, but were not included in the computation of diluted earnings per share for the period because they were antidilutive.

NOTE 8 – SALE OF RECEIVABLES

The Company has an agreement to sell, on an ongoing basis, all of the trade accounts receivable of certain of its subsidiaries to a wholly owned, bankruptcy-remote subsidiary named Ralcorp Receivables Corporation (“RRC”).  The accounts receivable of the Frozen Bakery Products segment and the Medallion and Bloomfield businesses have not been incorporated into the agreement and are not currently being sold to RRC.  RRC can in turn sell up to $66.0 of ownership interests in qualifying receivables to a bank commercial paper conduit.  RRC is a qualifying special purpose entity under FAS 140, and the sale of Ralcorp receivables to RRC is considered a true sale for accounting, tax and legal purposes.  As of June 30, 2008, the outstanding balance of receivables (net of an allowance for doubtful accounts) sold to RRC was $100.1 and proceeds received from the conduit were $48.3, resulting in a retained interest of $51.8 reflected on the Company’s consolidated balance sheet as an “Investment in Ralcorp Receivables Corporation.”  The investment in RRC is stated at carrying value, which approximates fair value.  As of September 30, 2007, the outstanding balance of receivables sold to RRC was $101.1 and the proceeds received from the conduit were $45.8, resulting in a subordinated retained interest of $55.3.  Discounts related to the sale of receivables totaled $.4 and $.6 in the three months ended June 30, 2008 and 2007, respectively ($1.6 and $1.6 for the corresponding nine month periods), and are included on the statement of earnings in selling, general and administrative expenses.

NOTE 9 – INVENTORIES consisted of:

	June 30,	Sept. 30,
	2008	2007
Raw materials and supplies	$114.4	$106.2
Finished products	134.1	123.1
	248.5	229.3
Allowance for obsolete inventory	(3.2)	(2.2)
	$245.3	$227.1

NOTE 10 – PROPERTY, NET consisted of:

	June 30,	Sept. 30,
	2008	2007
Property at cost	$877.7	$847.7
Accumulated depreciation	(430.8)	(387.1)
	$446.9	$460.6

NOTE 11 – OTHER INTANGIBLE ASSETS, NET consisted of:
	June 30,	Sept. 30,
	2008	2007
Computer software	$46.1	$45.2
Customer relationships	255.3	262.9
Trademarks	20.2	20.2
Other	12.9	14.0
	334.5	342.3
Accumulated amortization	(91.8)	(71.8)
	$242.7	$270.5

Amortization expense related to intangible assets was:
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Computer software	$1.0	$.9	$3.0	$2.8
Customer relationships	5.0	5.8	14.3	12.2
Trademarks	.3	.3	1.0	1.0
Other	.6	.3	1.7	.3
	$6.9	$7.3	$20.0	$16.3

For the intangible assets recorded as of June 30, 2008, total amortization expense of $27.5, $27.8, $25.9, $23.6, and $22.9 is scheduled for fiscal 2008, 2009, 2010, 2011, and 2012 respectively.

NOTE 12 – LONG-TERM DEBT consisted of:
	June 30, 2008		September 30, 2007
	Balance	Rate	Balance	Rate
Fixed Rate Senior Notes, Series B	$87.0	4.24%	$116.0	4.24%
Fixed Rate Senior Notes, Series C	50.0	5.43%	50.0	5.43%
Fixed Rate Senior Notes, Series D	64.3	4.76%	75.0	4.76%
Fixed Rate Senior Notes, Series E	100.0	5.57%	100.0	5.57%
Fixed Rate Senior Notes, Series F	75.0	5.43%	75.0	5.43%
Floating Rate Senior Notes, Series G	50.0	3.11%	50.0	5.95%
Floating Rate Senior Notes, Series H	50.0	3.11%	50.0	5.95%
Fixed Rate Senior Notes, Series I-1	75.0	5.56%	75.0	5.56%
Fixed Rate Senior Notes, Series I-2	25.0	5.58%	25.0	5.58%
Fixed Rate Senior Notes, Series J	100.0	5.93%	100.0	5.93%
Industrial Development Revenue Bond	5.6	1.72%	5.6	3.84%
$150 Revolving Credit Agreement	1.0	3.00%	20.0	5.69%
Uncommitted credit arrangements	4.8	3.29%	21.8	5.87%
Other	.1	Various	.2	Various
	$687.8		$763.6

Approximately $44.5 of the debt outstanding at June 30, 2008 must be repaid within on year but was classified as long-term based upon management's intent and ability to refinance it on a long-term basis.

NOTE 13 – FORWARD SALE CONTRACTS

During the quarter ended December 31, 2005, Ralcorp entered into a forward sale contract relating to 1.78 million shares of its Vail common stock.  Under the contract, at the maturity dates (half on November 21, 2008 and half on November 22, 2010) the Company can deliver a variable number of shares of Vail stock (or cash) to the counterparty.  During the quarter ended June 30, 2006, the Company entered into a similar agreement relating to 1.97 million additional shares of its Vail common stock, with maturity dates of November 18, 2009 and November 16, 2011.  A third contract was entered into during the quarter ended December 31, 2006, relating to 1.2 million additional shares, with a maturity date of November 15, 2013.  The calculation of the number of shares ultimately delivered will depend on the price of Vail shares at settlement and includes a price collar.  Ralcorp received $50.5, $60.0, and $29.5, respectively, under the discounted advance payment feature of the contracts.  Amortization of the corresponding $11.0, $15.5, and $17.6 discounts is included in “Interest expense, net” on the statement of earnings and totaled $2.2 and $2.2 for the three months ended June 30, 2008 and 2007, respectively ($6.5 and $6.1 for the corresponding nine-month periods).  At June 30, 2008, the fair value of the contracts was $172.0, of which $34.1 was included in “Other current liabilities” and $137.9 was included in “Other Liabilities” on the balance sheet.  The components of the total liability are shown in the following table.

	Value of	Accumulated	Total
	Advance	Loss on	Contract
	Proceeds	Derivative	Liability
Advance proceeds received	$140.0	$-	$140.0
Amortization of discount	12.0	-	12.0
Loss on derivative component	-	97.5	97.5
Balance at September 30, 2007	$152.0	$97.5	$249.5
Amortization of discount	6.5	-	6.5
Gain on derivative component	-	(84.0)	(84.0)
Balance at June 30, 2008	$158.5	$13.5	$172.0

The forward sale agreements have a dual nature and purpose.  The advance proceeds component acts as a financing arrangement securitized by the underlying Vail shares.  The derivative component, which is based on a price collar on Vail shares, acts as a hedge of the future sale of the underlying shares.  Because Ralcorp accounts for its investment in Vail Resorts using the equity method, these contracts are not eligible for hedge accounting.  Therefore, any gains or losses on the contracts, whether realized or unrealized, are immediately recognized in earnings.  To date, all gains and losses on forward sale contracts were unrealized.

NOTE 14 – SHAREHOLDERS’ EQUITY

During the nine months ended June 30, 2008, the Company repurchased 100,000 shares of its common stock at a total cost of $5.6.  As of June 30, 2008, there were 7,253,294 shares in treasury and 25,758,023 shares outstanding.  As of September 30, 2007, there were 7,242,196 shares in treasury and 25,769,121 shares outstanding.

Accumulated other comprehensive income decreased $.6 during the nine months ended June 30, 2008 as a result of a $2.6 decrease in the foreign currency translation and $1.1 of income tax effects, offset by a $3.1 net increase in gains from cash flow hedging activities.

NOTE 15 – SEGMENT INFORMATION

The following tables present information about the Company’s reportable segments.  Management evaluates each segment’s performance based on its profit contribution, which is profit or loss from operations before income taxes, interest, costs related to restructuring activities, and other unallocated corporate income and expenses.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net Sales
Ralston Foods	$211.9	$182.0	$602.5	$422.5
Bremner	85.8	81.0	253.6	242.2
Cereals, Crackers & Cookies	297.7	263.0	856.1	664.7
Frozen Bakery Products	174.1	149.6	533.1	457.4
Dressings, Syrups, Jellies & Sauces	124.1	109.2	353.6	314.6
Snack Nuts & Candy	62.7	61.7	208.1	188.5
Total	$658.6	$583.5	$1,950.9	$1,625.2

Profit Contribution
Cereals, Crackers & Cookies	$30.3	$26.9	$82.1	$63.3
Frozen Bakery Products	15.1	14.3	47.9	52.0
Dressings, Syrups, Jellies & Sauces	4.2	4.1	9.1	11.8
Snack Nuts & Candy	1.8	4.4	10.5	16.6
Total segment profit contribution	51.4	49.7	149.6	143.7
Interest expense, net	(11.1)	(11.4)	(33.6)	(30.2)
Gain (loss) on forward sale contracts	21.7	(29.8)	84.0	(82.3)
Restructuring charges	(.3)	-	(1.7)	-
Stock-based compensation expense	(2.3)	(1.9)	(8.3)	(5.3)
Transition costs related to pending merger	(1.6)	-	(1.6)	-
Other unallocated corporate expenses	(4.3)	(4.7)	(16.0)	(16.8)
Earnings before income taxes
and equity earnings	$53.5	$1.9	$172.4	$9.1

Depreciation and Amortization
Cereals, Crackers & Cookies	$9.3	$9.2	$27.1	$22.7
Frozen Bakery Products	8.9	8.9	27.3	24.1
Dressings, Syrups, Jellies & Sauces	2.0	2.1	6.1	6.2
Snack Nuts & Candy	.9	.9	2.8	2.5
Corporate	1.3	1.2	4.0	3.5
Total	$22.4	$22.3	$67.3	$59.0

	June 30,	Sept. 30,
	2008	2007
Assets
Cereals, Crackers & Cookies	$534.9	$531.3
Frozen Bakery Products	795.3	811.4
Dressings, Syrups, Jellies & Sauces	148.0	140.5
Snack Nuts & Candy	107.8	106.8
Total segment assets	1,586.0	1,590.0
Investment in Ralcorp Receivables Corporation	51.8	55.3
Investment in Vail Resorts, Inc.	134.3	110.9
Other unallocated corporate assets	126.8	96.9
Total	$1,898.9	$1,853.1

NOTE 16 – SUBSEQUENT EVENT

On August 4, 2008, the Company completed the purchase of Post cereals from Kraft Foods Inc.  Post is the third-largest branded ready-to-eat cereal manufacturer in the U.S. and includes iconic brands such as Honey Bunches of Oats, Pebbles, Post Selects, Spoon Size Shredded Wheat, Grape-Nuts and Post Raisin Bran.  The acquisition included the Post cereal manufacturing plants in Battle Creek, Michigan; Jonesboro, Arkansas; Modesto, California; and Niagara Falls, Ontario. Ralcorp retained the employees at these facilities, as well as Post’s existing marketing and sales support team, headquartered in New Jersey, and its existing R&D team, located in Battle Creek, Michigan.  Approximately 30.5 million shares of Ralcorp stock were issued and approximately $965 of debt was assumed.  For accounting purposes, the shares issued are expected to be valued at $58.70 per share.  The additional debt consisted of $577.5 of 7.29% notes due in 2018, a $20 floating rate (LIBOR plus 254 basis points) note due in 2018, a $67.0 7.39% note due in 2020, a $100 floating rate (LIBOR plus approximately 150 basis points) term loan due in August 2009, and a $200 floating rate (LIBOR plus approximately 150 basis points) term loan with principal payments due quarterly through August 2013.

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

RESULTS OF OPERATIONS

Consolidated

In the first nine months of fiscal 2008, we continued to benefit from our acquisition strategy while experiencing base business sales growth in most categories.  Total segment profit contribution was higher than last year despite significant cost challenges.  Net earnings and earnings per share were much higher this year than last, but they include the effects of unrealized fair value adjustments on forward sale contracts.
The following table summarizes key data (in millions of dollars, except for percentage data as indicated) that we believe is important for you to note as you read the consolidated results analysis discussions below.  In addition, please refer to Note 15 to the financial statements in Item 1 (on the preceding page) for data regarding net sales and profit contribution by segment.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net earnings	45.8	11.6	126.7	19.7
Net sales	658.6	583.5	1,950.9	1,625.2
Cost of products sold as % of net sales	82.6%	81.5%	83.0%	80.8%
SG&A as % of net sales	10.9%	11.1%	10.6%	11.7%
Interest expense	(11.1)	(11.4)	(33.6)	(30.2)
Gain (loss) on forward sale contracts	21.7	(29.8)	84.0	(82.3)
Effective income tax rate	35.3%	21.1%	35.3%	24.2%
Equity in earnings of Vail Resorts, Inc.	17.4	15.5	23.4	19.7

    Net earnings were significantly higher in the third quarter and first nine months of fiscal 2008 due primarily to non-cash gains and losses on forward sale contracts related to our investment in Vail Resorts, Inc.  In the three and nine months ended June 30, 2008, a gain on the contracts increased net earnings by approximately $14.0 million ($.53 per share) and $54.1 million ($2.06 per share), respectively, while a year ago, a loss on the contracts reduced net earnings by approximately $19.1 million ($.70 per share) and $52.7 million ($1.93 per share), respectively.  More importantly, fiscal 2008 earnings were positively impacted by improved pricing, business acquisitions, and organic growth in most categories, but negatively impacted by higher raw material and freight costs, restructuring and merger transition costs, and interest expense.  More detailed discussion and analysis of these and other factors follows.
Net sales for the first nine months grew 20%, largely due to the timing of acquisitions.  The approximate amounts of sales from significant recently acquired businesses are shown in the following table (in millions).

			Three Months Ended		Nine Months Ended
			June 30,		June 30,
Business Acquired	Reporting Segment	Acquisition Date	2008	2007	2008	2007
Bloomfield Bakers	Cereals, Crackers & Cookies	March 16, 2007	$71.9	$62.0	$198.9	$69.3
Cottage Bakery	Frozen Bakery Products	November 10, 2006	33.6	31.1	100.3	76.6
			$105.5	$93.1	$299.2	$145.9

Excluding sales from those acquisitions, our base business net sales grew 13% and 12% in those three- and nine-month periods, respectively.  That growth was the result of selling price increases and volume gains in most of our base businesses.  Selling prices have been raised in a number of our product categories, with a total impact of approximately $52.8 million and $102.5 million for the quarter and first nine months, respectively, in an effort to cover increasing input costs.  Note the “Net Sales” comparisons by segment in Note 15 in Item 1, and refer to the segment discussions below for more detailed information about factors affecting net sales.
Cost of products sold increased as a percentage of net sales, primarily due to the magnitude of cost increases relative to the price increases discussed above.  Compared to the corresponding periods last year, changes in unit costs raised overall ingredient and packaging costs, net of the impacts of our hedging and forward purchase strategies, by approximately $44.9 million for the third quarter and $103.3 million for the first nine months.  In addition, higher transportation rates due to increased fuel costs raised freight charges by approximately $3.1 million and $4.8 million, respectively.  Refer to the segment discussions below for more information.
Selling, general and administrative expenses (“SG&A”) decreased as a percentage of net sales.  This was primarily the result of the selling price increases, sales volume growth, and (for the nine-month period) acquisition synergies, partially offset in the nine-month period by higher amortization of intangibles and stock-based compensation costs.  Through nine months, amortization of intangible assets (see Note 11 in Item 1) increased $3.7 million, and compensation costs recognized for stock-based awards increased $3.0 million.
Interest expense changed primarily as a result of changing outstanding debt levels.  Debt increased significantly in November 2006 and March 2007 due to borrowings used to fund the Cottage Bakery and Bloomfield Bakers acquisitions, but the amount outstanding decreased nearly $80 million from June 30, 2007 to June 30, 2008 as our businesses generated free cash flow.  The weighted average interest rate on all of the Company’s outstanding debt was 5.0% and 5.1% in the third quarter of fiscal 2008 and 2007, respectively (5.0% and 5.1% through nine months of each year, respectively).  For the nine-month period, discount amortization on our Vail forward sale contracts increased $.4 million from last year because a contract was added in November of 2006 (see Note 13 in Item 1).
Gain (loss) on forward sale contracts – Net earnings were affected by non-cash gains and losses on our forward sale contracts related to a total of 4,950,100 of our shares of Vail Resorts, Inc.  The contracts include a collar on the Vail stock price and the prepayment of proceeds at a discount (whereby Ralcorp received a total of $140.0 million).  Because Ralcorp accounts for its investment in Vail Resorts using the equity method, these contracts, which are intended to hedge the future sale of those shares, are not eligible for hedge accounting.  Therefore, gains or losses on the contracts are immediately recognized in earnings.  The fair value of the contracts is dependent on several variables, including the market price of Vail stock (which increased from $40.02 at September 30, 2006, to $54.33 at March 31, 2007, and $60.87 at June 30, 2007, but decreased from $62.29 at September 30, 2007, to $48.29 at March 31, 2008, and $42.83 at June 30, 2008), estimated future Vail stock price volatility, interest rates, and the time remaining to the contract maturity dates.  For more information on these contracts, see Note 13 in Item 1 and LIQUIDITY AND CAPITAL RESOURCES below.
Income taxes – The Company’s effective tax rate is favorably impacted by Canadian tax benefits related to the Western Waffles entities.  Because last year’s losses on the forward sale contracts reduced pre-tax earnings significantly, those fixed Canadian benefits were proportionally much larger compared to the variable components of income taxes, and the net effective rates were greatly reduced.
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

Cereals, Crackers & Cookies

Net sales in the Cereals, Crackers & Cookies segment grew 13% and 29% for the third quarter and first nine months, respectively.  Excluding the Bloomfield business, net sales grew 12% from last year’s third quarter and 10% from last year’s first nine months, with increases at both the Ralston Foods cereal and snacks division and the Bremner cracker and cookie division.  The following table shows year-over-year sales volume changes by division and product category.

	Sales Volume Change from Prior Year
	Three Months Ended	Nine Months Ended
	June 30, 2008	June 30, 2008
Ralston Foods (excl. Bloomfield)
Ready-to-eat (RTE) cereal	11%	7%
Hot cereal	4%	1%
Snacks	14%	7%
Co-manufacturing	57%	77%
Other minor categories	-15%	4%
Total	11%	9%

Bremner
Crackers	-11%	-5%
Cookies	-2%	2%
Co-manufacturing	-45%	-29%
Total	-9%	-4%

                At Ralston Foods, the net sales growth is attributable to both higher volumes and higher prices.  We continue to increase distribution with most of our largest cereal customers.  The significant increase in cereal co-manufacturing business added about $4 million in net sales for the quarter and approximately $16 million for the first nine months.  At Bremner, the increase in net sales was due to higher selling prices, as overall volume was lower.  The decline in cracker and cookie volumes was primarily attributable to reduced purchases by some of our customers as a result of increased prices.  In addition, the decline in cracker and cookie co-manufacturing business reduced net sales by nearly $2 million for the quarter and $4 million through nine months.
Nearly half of the increase in the Cereals, Crackers & Cookies segment’s profit contribution in the first nine months of fiscal 2008 are attributable to incremental results from the acquired Bloomfield business for October through March 15.  The remaining improvement in the segment’s profit contribution is primarily attributable to the overall volume growth and improved pricing, largely offset by the impact of increased costs.  The raw material unit cost impact was approximately $16.5 million and $32.7 million in the three and nine months ended June 30, respectively, with the most notable cost increases occurring in wheat and corn products, oats, soybean oil, and rice.  In addition, higher freight rates added approximately $1.0 for the quarter and $.4 for the nine-month period.

Frozen Bakery Products

The Frozen Bakery Products segment’s third quarter net sales grew 16% as a result of selling price improvements and volume growth.  For the first nine months of fiscal 2008, the segment’s net sales grew 17%, including the effects of price increases, volume growth, and additional sales from Cottage Bakery (estimated at $15.8 million), which was acquired November 10, 2006.  The following table shows sales volume changes from the corresponding periods of fiscal 2007 by sales channel, excluding Cottage Bakery sales from October 1 through November 9, 2007.

	Sales Volume Change from Prior Year
	Three Months Ended	Nine Months Ended
	June 30, 2008	June 30, 2008
Foodservice	-1%	5%
In-store bakery (ISB)	7%	4%
Retail	14%	12%
Total	5%	6%

Sales volume in the foodservice channel in the third quarter was negatively impacted by lower restaurant traffic at our casual-themed national customers.  Through nine months, foodservice volume is up due to the timing of new product introductions.  In the in-store bakery channel, increased distribution with most major customers was partially offset by a decline in holiday cookie sales in the second quarter.  Growth in the retail channel was driven by private label products.
The segment’s profit contribution was boosted by the base business sales growth and (in the nine-month period) incremental profits from an additional six weeks from Cottage Bakery, but those effects were offset (in the quarter) or overcome (through nine months) by the effects of increased costs.  Overall raw material costs were unfavorable by approximately $13 million for the quarter and $28 million through nine months, driven by increases in flour, eggs, oils, and dairy products.  Manufacturing expenses were flat in the quarter but more than $6 million higher through nine months, driven by higher plant operating costs in the first half of the year.  In addition, the segment’s Canadian operations were hurt by the decline in the value of the U.S. dollar relative to the Canadian dollar.  The change in the average exchange rate increased the U.S. dollar equivalent of the net Canadian dollar expenses by approximately $1.4 million for the third quarter and $5.1 million for the year to date, net of the effects of foreign currency hedging activities.  Finally, higher freight rates increased the segment’s transportation costs by $1.5 million and $3.2 million for the third quarter and first nine months, respectively.

Dressings, Syrups, Jellies & Sauces

In the Dressings, Syrups, Jellies & Sauces segment, also known as Carriage House, net sales grew 14% for the quarter and 12% for the first nine months, primarily as a result of price increases in response to rapidly rising costs over the past year, but also because of an overall volume increase.  The following table shows sales volume changes from the corresponding periods of fiscal 2007 by product category.  The year-to-date increase in peanut butter sales volume was primarily due to a February 2007 recall of a competitor’s products and amounted to nearly $9 million of additional net sales in this year’s first nine months.

	Sales Volume Change from Prior Year
	Three Months Ended	Nine Months Ended
	June 30, 2008	June 30, 2008
Peanut butter	-7%	15%
Preserves & jellies	11%	5%
Table syrup	16%	8%
Spoonable & pourable salad dressings	-7%	-5%
Mexican sauces	-5%	-9%
Barbeque sauce	9%	7%
Other minor categories	8%	-3%
Total	5%	3%

Third quarter profit contribution was only slightly higher than last year, as the effects of the sales growth were offset by higher costs.  The segment’s raw material costs were unfavorable by a total of $10.0 million in the quarter, driven by cost increases in peanuts, corn sweeteners, soybean oil, eggs, tomato paste, fruits, and containers.  Through nine months, raw material costs were unfavorable by a total of $28.7 million, and profit contribution was $2.7 million lower than last year.

Snack Nuts & Candy

Third quarter sales volume for the Snack Nuts & Candy segment, also known as Nutcracker Brands, was down 11% from last year’s level (which had grown 19% from the third quarter of fiscal 2006), but net sales grew 2% as a result of price increases implemented to offset rising costs.  For the nine months ended June 30, 2008, volume by weight grew 5%, while net sales were up 10%.  The volume changes are attributable to increased distribution with certain existing customers and increased product promotions by some others (particularly in the first half of the year), offset by reduced purchases by some customers as a result of increased prices (particularly in the third quarter).
The segment’s profit contribution amounts for the third quarter and first nine months were lower than last year by $2.3 million and $5.8 million, respectively, primarily because of significantly higher peanut and cashew costs, as well as the third quarter volume decline.  Raw material cost differences in the segment caused an unfavorable variance of $4.8 million for the quarter and $13.6 million through nine months.  In addition, higher freight rates resulted in additional costs of $.3 for the quarter and $.9 for the year to date.  Price increases in this segment have trailed rapidly increasing costs.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have funded operating needs by generating positive cash flows through operations.  We expect to continue generating operating cash flows through our mix of businesses and expect that short-term and long-term liquidity requirements will be met through a combination of operating cash flows and strategic use of borrowings under committed and uncommitted credit arrangements.  Capital resources remained strong at June 30, 2008, with total shareholders’ equity of $614.4 million and a long-term debt to total capital (which is the total of long-term debt and total shareholders’ equity) ratio of 53%, compared with corresponding figures for September 30, 2007 of $483.4 million and 61%.  Working capital, excluding cash and cash equivalents, decreased to $134.3 million at June 30, 2008, from $165.3 million at September 30, 2007, primarily as a result of a reclassification of a portion of forward sale contracts, an increase in accounts payable of $36.0 million, and an $3.5 million decrease in our investment in Ralcorp Receivables Corporation, partially offset by a $18.2 million increase in inventories, an $18.8 million increase in commodity options contracts, and a $10.3 million increase in accounts receivable.  In fiscal 2008, $34.0 million of our forward sale contract obligations were reclassified to current liabilities because the related maturity date (November 21, 2008) is in less than one year.
Cash provided by operating activities was $132.9 million through nine months of fiscal 2008 compared to $183.7 million in last year’s first nine months.  This change was primarily due to cash flows related to our receivables sale agreement.  During fiscal 2008, net proceeds received from the sale of beneficial interests in accounts receivable increased by $2.5 million, compared with a $51.2 million increase a year ago.  See Note 8 in Item 1 for more information about the sale of receivables.
Capital expenditures for fiscal 2008 are expected to be approximately $50.0 million (excluding expenditures for the Post cereals business, discussed below), of which $37.3 million was spent during the first nine months.  As discussed below, we have adequate capacity under current financing arrangements to meet these cash needs.
On December 24, 2007, $29.0 million of our Fixed Rate Senior Notes, Series B and $10.7 million of Series D, were repaid as scheduled.  On December 22, 2008, another $29.0 million of Series B and $10.7 million of Series D are scheduled to be repaid.  As of June 30, 2008, we were in compliance with all of our debt covenants.  Most significantly, the ratio of “Total Debt” to “Adjusted EBITDA” (each term as defined in the debt agreements) was 2.7 to 1 at June 30, 2008, well below our most restrictive limit of 3.5 to 1.  Total remaining availability under our $150 million revolving credit agreement and our $30 million of uncommitted credit arrangements was $174.2 million as of June 30, 2008.
       Cash needs in excess of our available borrowing capacity could be met through additional sales of our shares of Vail Resorts, Inc.  Based on the market price of Vail stock at June 30, 2008, and excluding the 4.95 million shares already under forward sale contracts (discussed in the following paragraph), we could realize approximately $72.0 million in cash through the sale of this investment, net of income taxes.
During the first quarter of fiscal 2006, we entered into a forward sale contract relating to 1.78 million shares of our Vail common stock and received $50.5 million under the discounted advance payment feature of the contract.  In April 2006, we entered into a similar contract relating to another 1.97 million shares and received $60.0 million, and in November 2006, we entered into a third contract relating to 1.2 million shares and received $29.5 million.  These contracts operate as a hedge of the cash flows expected from the sale of Vail shares in the future.  At the maturity dates in the contracts, we can deliver a variable number of shares of Vail stock to the counterparty or settle the contracts with cash.  The number of shares (or amount of cash) to be delivered will depend upon the market price of Vail shares at the settlement dates.  The market price of Vail shares at June 30, 2008 was $42.83.  A summary of contract terms follows:

	Maximum	Minimum	Floor	Cap
Maturity Date	Shares	Shares	Price	Price
November 2008	890,000	727,157	$ 34.59	$ 42.33
November 2009	985,050	783,028	38.34	48.23
November 2010	890,000	632,551	34.59	48.67
November 2011	985,050	681,695	38.34	55.40
November 2013	1,200,000	570,825	35.29	74.19

During the first nine months of fiscal 2008, 100,000 shares of Ralcorp common stock were repurchased, while approximately 65,000 shares of treasury stock were issued for stock options exercised.

On August 4, 2008, Ralcorp completed the acquisition of the Post cereals business from Kraft.  In the transaction, approximately 30.5 million shares of Ralcorp stock were issued and $964.5 million of debt was assumed.  The additional debt consisted of $577.5 million of 7.29% notes due in 2018, a $20 million floating rate (LIBOR plus 254 basis points) note due in 2018, a $67.0 million 7.39% note due in 2020, a $100 million floating rate (LIBOR plus approximately 150 basis points) term loan due in August 2009, and a $200 floating rate (LIBOR plus approximately 150 basis points) term loan with principal and interest payments due quarterly through August 2013.  Interest on the fixed rate notes is payable semi-annually, while interest on the floating rate note is payable quarterly.  The interest rate on all of the notes is subject to increase if Ralcorp’s leverage ratio (as defined in the note agreement) exceeds 3.5 to 1.   The note agreements contain financial covenants similar to our other note agreements, but also include an interest coverage test and modifications to our asset sales and priority debt covenants.
We expect that short-term and long-term liquidity requirements of the Post cereal business (and related debt servicing) will be met through a combination of operating cash flows from that business and strategic use of borrowings under the committed and uncommitted credit arrangements discussed above.  For the remainder of fiscal 2008 and fiscal 2009, we expect incremental, non-recurring expenditures related to the separation of the Post cereals operating facilities from Kraft, the creation of an information systems network for the Post cereals business, duplication of costs during periods when Ralcorp will be hiring additional personnel while also paying Kraft for transition services, and other transition related costs.  We anticipate net cash outflows for the remainder of the fiscal year because of the specified settlement terms of the Transition Services Agreement with Kraft.  Under that agreement, we will receive the net cash generated by the business approximately fifteen to thirty business days after the close of each monthly accounting period, but are required to pay payroll and certain other expenses beginning on August 4.  We expect to fund those initial net cash outflows under our revolving credit facility.
On July 18, 2008, Ralcorp entered into a $400 million three-year revolving credit facility.  This credit facility replaced Ralcorp’s previous $150 million credit facility, and will serve as a source of liquidity for working capital and operating activities including any future acquisitions.  As of the close of the Post transaction on August 4, $275 million of the facility was available.  The remaining $125 million will become available under this facility upon the repayment in full of the new $100 million floating rate term loan which Ralcorp anticipates refinancing at a later date.  The revolving credit facility includes customary affirmative and negative covenants, as well as a financial covenant that limits the ratio of “Total Debt” to “Adjusted EBITDA” to a maximum of 3.75 to 1 and requires a minimum ratio of “EBIT” to “Consolidated Interest Expense” of 3.0 to 1.  Loans under the credit facility will bear an initial interest rate equal, at Ralcorp’s election, to either the prime rate, or LIBOR plus a margin.  The interest rate will increase or decrease by an amount not exceeding either 0.5% or 1.0%, depending on the type of loan selected, based on the ratio of “Total Debt” to “Adjusted EBITDA” at the end of each fiscal quarter.

OUTLOOK

Within our Annual Report on Form 10-K for the year ended September 30, 2007, we provided a discussion of the outlook for Ralcorp as a whole, as well as specific factors and trends affecting each of our business segments.  We believe the outlook comments contained within that document are still appropriate, except as updated by the following paragraphs.
In the remainder of fiscal 2008, we will continue to face much higher year-over-year costs of ingredients such as wheat flour, corn products, oats, soybean oil, eggs, dairy products, and peanuts.  Currently, we estimate that the net unfavorable year-over-year impact of raw material price changes on the fourth fiscal quarter will be comparable to the approximately $45 million experienced during the third quarter.  In addition, transportation costs are expected to be considerably higher in the fourth quarter compared to the prior year due to record fuel prices.  Although mitigating actions, such as selling price changes and spending reductions, are ongoing, they may continue to trail the impact of rapidly rising costs.  However, based upon preliminary results for the month of July and current forecasts for August and September, annual diluted earnings per share for fiscal 2008 (excluding the effects of gains or losses on the Vail forward sales contracts and any impacts related to the Post cereal acquisition) will be approximately 5% to 10% above the corresponding amount for fiscal 2007.
The announced closure of the Snack Nuts & Candy plant in Billerica, MA, and consolidation of all production into other facilities was substantially completed during the third quarter of fiscal 2008.
As explained in Note 16, we completed the merger of the Post ready-to eat cereal business of Kraft Foods Inc. into Ralcorp on August 4, 2008.  The results of operations for Post will be included in the consolidated statements of Ralcorp from that date.  For the remainder of fiscal 2008 and fiscal 2009, we will be focused on transitioning Post into Ralcorp operations, including decoupling the cereal assets of Post from those of other Kraft operations, developing stand-alone Post information systems, developing independent sales, logistics and purchasing functions for Post, and other significant integration undertakings.  Consistent with previous estimates, we expect the acquisition of Post to increase pro forma diluted earnings per share for the first twelve months by $.44 to $.68 before costs associated with the transition and integration activities mentioned above.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” in order to clarify the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Ralcorp adopted FIN 48 on October 1, 2007, with no impact other than balance sheet classification, as described in Note 2.
In September 2006, the FASB issued FAS 157, “Fair Value Measurements.”  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  This Statement is effective as of the beginning of Ralcorp’s 2009 fiscal year; however, FASB Staff Position (FSP) 157-2, issued in February 2008, permits a one-year deferral for non-financial assets and liabilities not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  At this time, the Company has not completed its review and assessment of the impact of the adoption of this Statement.
In February 2007, the FASB issued FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value.  This Statement is effective as of the beginning of Ralcorp’s 2009 fiscal year.  At this time, the Company does not expect to elect the fair value option for any items.
In December 2007, the FASB issued FAS 141(R), “Business Combinations,” which replaces FAS 141.  This Statement establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of business combinations.  This Statement is effective for acquisitions completed after the beginning of Ralcorp’s 2010 fiscal year.  At this time, the Company has not completed its review and assessment of the impact of the adoption of this statement.
In March 2008, the FASB issued FAS 161, “Disclosures about Derivative Instruments and Hedging Activities.”  This Statement changes the disclosure requirements for derivative instruments and hedging activities to include enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  This Statement is effective for Ralcorp beginning with its financial statements for March 31, 2009.
In April 2008, the FASB issued FSP 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, “Goodwill and Other Intangible Assets.”   This FSP will be effective for financial statements issued for Ralcorp’s 2010 fiscal year.  Early adoption is prohibited.  The FSP’s guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date (October 1, 2009 for Ralcorp).  The FSP’s disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.
In May 2008, the FASB issued FAS 162, “The Hierarchy of Generally Accepted Accounting Principles.”  The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities.  At this time, the Company does not expect this standard to have a material impact on its financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to our critical accounting policies and estimates during the nine months ended June 30, 2008.

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
•       The Company has recently acquired the Post cereals business from Kraft.  For the remainder of fiscal 2008 and fiscal 2009, management will be focused on transitioning Post into Ralcorp operations, including decoupling the cereal assets of Post from those of other Kraft operations, developing stand-alone Post information systems, developing independent sales, logistics and purchasing functions for Post, and other significant integration undertakings.  If the transition and integration are not successfully implemented as planned, the expected earnings impacts might not be realized.
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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

Except as discussed in the following paragraphs, we believe there have been no material changes in the reported market risks faced by the Company during the nine months ended June 30, 2008.  For additional information, refer to Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2007.
As of June 30, 2008, a hypothetical 10% adverse change in relevant market prices would have decreased the fair value of our commodity-related derivatives portfolio, which includes futures, options, and swaps, by approximately $19.2 million.  This volatility analysis ignores changes in the exposures inherent in the related hedged transactions.  Because the Company does not hold or trade derivatives for speculation or profit, all changes in derivative values are effectively offset by corresponding changes in the hedged exposures.
As of June 30, 2008, the fair value of the Company’s fixed rate debt was approximately $553.8 million, based on the discounted amount of future cash flows using Ralcorp’s incremental rate of borrowing for similar debt.  A hypothetical 10% decrease in interest rates would increase the fair value of the fixed rate debt by approximately $19.0 million.
The fair value of the interest rate swap contract was negative $1.0 million at June 30, 2008.  A hypothetical 10% decrease in expected future interest rates would reduce that fair value by $.4 million.
As of June 30, 2008, we held foreign currency forward contracts with a total notional amount of $37.0 million and fair value of approximately zero.  A hypothetical 10% increase in the expected CAD-USD exchange rates would have decreased that fair value by $3.7 million.
As of June 30, 2008, the fair value of the total liability associated with our Vail forward sale contracts was $172.0 million (see Note 13 to the financial statements included in Item 1).  A hypothetical 10% increase in the Vail stock price would have increased the fair value of that liability by approximately $16.1 million.

Item 4.    Controls and Procedures.

The Company’s management, with the participation of the Company’s Co-Chief Executive Officers and its Controller and Chief Accounting Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2008.  Based upon that evaluation, the Co-Chief Executive Officers and the Controller and Chief Accounting Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information that is required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including its Co-Chief Executive Officers and its Controller and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.  Ongoing modifications to our information systems, which we believe enhance our system of internal controls, were the only changes to our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the period covered by this report, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

There is no information required to be reported under any items except those indicated below.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
April 1 – April 30, 2008	0	0	0	See total

May 1 – May 31, 2008	0	0	0	See total

June 1 – June 30, 2008	0	0	0	See total

Total	0	0	0	517,500

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

Item 6.	Exhibits.

10.1	Credit Agreement dated as of July 18, 2008.
31.1	Section 302 Certification of Kevin J. Hunt dated August 11, 2008.
31.2	Section 302 Certification of David P. Skarie dated August 11, 2008.
31.3	Section 302 Certification of Thomas G. Granneman dated August 11, 2008.
32	Section 1350 Certification of Kevin J. Hunt, David P. Skarie and Thomas G. Granneman dated August 11, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RALCORP HOLDINGS, INC.

By /s/ T. G. Granneman
T. G. Granneman
Duly Authorized Signatory and
Chief Accounting Officer

August 11, 2008

Exhibit Index

Exhibit                                                                                     Description
10.1	Credit Agreement dated as of July 18, 2008.
31.1	Section 302 Certification of Kevin J. Hunt dated August 11, 2008.
31.2	Section 302 Certification of David P. Skarie dated August 11, 2008.
31.3	Section 302 Certification of Thomas G. Granneman dated August 11, 2008.
32	Section 1350 Certification of Kevin J. Hunt, David P. Skarie and Thomas G. Granneman dated August 11, 2008.