Form 10-K
period 2008-09-30
RALCORP HOLDINGS INC /MO
filed 2008-12-01
CIK 1029506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2008

or

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  ☒  Yes    ☐  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting filer (as defined in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer  ☒    Accelerated Filer  ☐     Non Accelerated Filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  ☐  Yes    ☒  No

On March 31, 2008, the aggregate market value of the Common Stock held by non-affiliates of registrant was $1,386,285,786. Excluded from this figure is the Common Stock held by registrant’s Directors and Corporate Officers, who are the only persons known to registrant who may be considered to be its “affiliates” as defined under Rule 12b-2.

Number of shares of Common Stock, $.01 par value, outstanding as of November 21, 2008: 56,340,875.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Proxy Statement for its 2009 Annual Meeting of Shareholders to be held on January 27, 2009 are incorporated by reference into Part III.

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Report. These forward-looking statements are sometimes identified by their use of terms and phrases such as “believe,” “should,” “expect,” “project,” “estimate,” “anticipate,” “intend,” “plan,” “will,” “can,” “may,” or similar expressions elsewhere in this Report. Our results of operations and financial condition may differ materially from those in the forward-looking statements. Such statements are based on management’s current views and assumptions, and involve risks and uncertainties that could affect expected results. The factors set forth below may cumulatively or individually impact the Company’s expected results.

• We recently acquired the Post® Foods business from Kraft Foods Inc. During fiscal 2009, management will be focused on transitioning Post Foods into Ralcorp operations, including decoupling the cereal assets of Post Foods from those of other Kraft operations, developing stand-alone Post Foods information systems, developing independent sales, logistics and purchasing functions for the Post Foods business, and other significant integration undertakings. If the transition and integration are not successfully implemented as planned, the expected earnings impacts will not be realized.

• General economic conditions or disruptions in the banking and lending sectors, particularly in the United States could have an effect on our business including the inability to borrow money to fund acquisition and capital expenditure, higher interest rates we pay on our indebtedness and consumer demand for our various branded and private label products.

• If we are unable to maintain a meaningful price gap between our products and those of our competitors, successfully introduce new products or successfully manage costs across all parts of the Company, our businesses could incur operating losses.

• Significant increases in the cost of certain commodities (e.g., wheat, peanuts, soybean oil, eggs, various tree nuts, corn syrup and other sweeteners, cocoa, fruits), packaging or energy (e.g., natural gas) used to manufacture our products, to the extent not reflected in the price of our products, could adversely impact our results.

• We are currently generating profit from certain co-manufacturing contract arrangements with other manufacturers within our competitive categories. The termination or expiration of these contracts and our inability to replace this level of business could negatively affect our operating results.

• Our businesses compete in mature segments with competitors having large percentages of segment sales. If such competitors are able to obtain larger percentages of their respective segment sales, we could lose our market position.

• We have realized increases in sales and earnings through the acquisitions of businesses, but the ability to undertake future acquisitions depends on many factors, such as identifying available acquisition candidates and negotiating satisfactory terms to purchase such candidates, which we do not control unilaterally.

• Consolidation among members of the grocery trade may lead to increased wholesale price pressure from larger grocery trade customers and could result in significant profit pressure, or in some cases, the loss of key accounts if the surviving entities are not customers of the Company.

• In light of our ownership in Vail Resorts, Inc. (approximately 19%), our non-cash earnings can be adversely affected by unfavorable results from Vail Resorts or the inability to recognize earnings under the equity method of accounting in the future.

• Presently, a portion of the interest on our indebtedness is set on a short-term basis. Consequently, increases in interest rates will increase our interest expense.

• If actual or forecasted cash flows of any reporting unit deteriorate such that its fair value falls below its carrying value, goodwill will likely be impaired and an impairment loss would be recorded immediately as a charge against earnings.

• Periodically, we experience increases in the cost to transport finished goods to customers. Our costs have risen due to the increased cost of fuel and a limited supply of freight carriers. In the event this situation worsens, transportation costs will increase significantly and we will experience service problems and reduced customer sales.

• Fluctuations in the Canadian Dollar exchange rate could result in losses in value of our net foreign currency investment in our Canadian operations.

• Some of our employees are represented by labor unions. Labor strikes, work stoppages or other such interruptions or difficulties in the employment of labor could negatively impact our manufacturing capabilities.

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

INTRODUCTION

Ralcorp Holdings, Inc. is a Missouri corporation incorporated on October 23, 1996. Our principal executive offices are located at 800 Market Street, Suite 2600, St. Louis, Missouri 63101. The terms “we,” “our,” “us,” “Company,” “Ralcorp,” and “Registrant” as used herein refer to Ralcorp Holdings, Inc. and its consolidated subsidiaries.

We are primarily engaged in the manufacturing, distribution and marketing of Post® branded cereals and a wide variety of store brand (private label) food products in the grocery, mass merchandise, drug and foodservice channels. Our products include: ready-to-eat and hot cereal products; nutritional and cereal bars; store brand and branded crackers and cookies; foodservice, store brand and branded frozen griddle products (pancakes, waffles, French toast and custom griddle products) and biscuits; foodservice and store brand breads, rolls and muffins; store brand wet-filled products such as salad dressings, mayonnaise, peanut butter, syrups, jams and jellies, and specialty sauces; and store brand and value branded snack nuts, snack mixes, corn-based snacks and chocolate candy. Substantially all of our products are sold to customers within the United States.

Our strategy is to grow our businesses through increased sales of existing and new products and through the acquisition of other companies. Since 1997 we have acquired twenty companies. We typically pursue companies that manufacture predominantly store brand or value oriented food products.

In August 2008, we acquired the Post brand of ready-to-eat cereals (“Post Foods”) from Kraft Foods Inc. Post Foods manufactures and markets ready-to-eat cereals under several brand names, including the third highest revenue brand of ready-to-eat cereal, Honey Bunches of Oats. We are now focused on both store brand and branded food products.

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

You can find additional information about Ralcorp including 10-Ks, 10-Qs, 8-Ks, other securities filings (and amendments thereto), press releases and other important announcements by visiting our website at http://www.ralcorp.com or the SEC’s website at http://www.sec.gov for securities filings only, from which they can be printed free of charge as soon as reasonably practicable after their electronic filing with the SEC. The Company’s Corporate Governance Guidelines; Standards of Business Conduct for Employees, including Executive Officers; Director Code of Ethics; and the Charters of the Board’s Audit, Corporate Governance, and Compensation Committees are also available on our website, from which they can be printed free of charge. All of these documents are also available to shareholders at no charge upon request sent to the Company’s Secretary (PO Box 618, St. Louis, MO 63188-0618, Telephone: 314-877-7046).

RECENT BUSINESS DEVELOPMENTS

•	On July 18, 2008, we entered into a credit agreement with various bank syndicates for a $400 million revolving line of credit.
•

On August 4, 2008, we completed the acquisition of Post Foods from Kraft Foods Inc. The merger was valued at approximately $2.6 billion including the issuance of Ralcorp common stock and our assumption of $964.5 million of debt.

•	On October 8, 2008, we announced the appointment of Stephen Van Tassel as Corporate Vice President and President of Post Foods.
•

On October 16, 2008, we amended our trade receivables agreement to extend the termination date to October 15, 2009 and increase the maximum amount of receivables eligible for sale from $66 million to $75 million.

OTHER INFORMATION PERTAINING TO THE BUSINESS OF THE COMPANY

Businesses

During fiscal year 2008, our businesses were comprised of four reportable business segments: Cereals, Crackers & Cookies (consisting of Ralston Foods, Bloomfield Bakers, Bremner, Medallion and Post Foods); Frozen Bakery Products; Dressings, Syrups, Jellies & Sauces (The Carriage House Companies); and Snack Nuts & Candy (Nutcracker Brands). On August 4, 2008, we acquired the U.S. and Canadian operations of the Post cereals business from Kraft Foods Inc. (“Kraft”) and, as noted, it was reported in our Cereals, Crackers & Cookies segment.

Effective as of the beginning of fiscal 2009, we have reorganized our management reporting and the associated reportable business segments. Bremner and Medallion are now reported along with Nutcracker Brands in a segment renamed “Snacks”, while Ralston Foods, Bloomfield Bakers, and Post Foods are now reported in a segment renamed “Cereals”. The name of the Carriage House segment was changed to “Sauces & Spreads”, and there was no change to “Frozen Bakery Products”.

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

With the recent acquisition of Post Foods, we now develop and manufacture Post brand ready-to-eat cereals. Post Foods is the third largest seller of ready-to-eat cereals in the United States. The Post Foods business primarily markets its cereal products under the Post brand and sells to the grocery, mass merchant, club, supercenter, foodservice channels and drugstore trade. Prior to the acquisition, certain functions (such as purchasing, information systems, sales, logistics and distribution) for the Post Foods business were generally performed under Kraft’s centralized systems, and in some cases, under contracts that are also used for Kraft’s other businesses and were not assigned to Post upon the acquisition. In order to ensure a smooth transition, Ralcorp and Kraft entered into a Transition Services Agreement under which Kraft generally continues to provide Post Foods with the services performed by Kraft’s centralized system as well as the benefit of some contracts that could not be assigned to Ralcorp. The transition services agreement is for a period of up to eighteen months from the date of acquisition.

In Item 2, we have listed the principal plants operated by the Company, as well as the types of products produced at each plant.

Cereals

The Cereals business is comprised of store brand ready-to-eat and hot cereals, and the Bloomfield Bakers products, which include nutritional and cereal bars and natural and organic specialty cookies, crackers, and cereals (collectively, “Ralston Foods”), as well as Post brand ready-to-eat cereals (“Post Foods”). We refer to the combination of Post Foods and Ralston Foods as our Cereals business. In fiscal 2008, the Bloomfield Bakers products made up approximately 36% of Ralston Foods net sales. In total, the Ralston Foods and Post Foods businesses account for approximately 81% and 19% respectively, of our fiscal 2008 Cereals business sales, realizing that Post Foods sales reflect only the period since acquisition on August 4, 2008. Effective for fiscal 2009, these two businesses have been aggregated into a single reportable segment because they have similar economic characteristics, product ingredients, types of customers and distribution methods, and because of some anticipated shared processing.

Ralston Foods

Store brand ready-to-eat cereals are currently produced at five operating facilities and presently include 40 different cereal varieties utilizing flaking, extrusion and shredding technologies. Our Snacks business also produces some shredded wheat cereal for Ralston Foods. Four additional cereals are produced for the Cereals business through certain co-manufacturing arrangements (see “Contract Manufacturing” later in this Item 1). Store brand and branded hot cereals are produced at one facility and include old-fashioned oatmeal, quick oatmeal, regular instant oatmeal, flavored instant oatmeals, farina, instant Ralston® (a branded hot wheat cereal), and 3 Minute Brand® hot cereals. As expected, we sell far more hot cereals in cooler months. We believe we are the leading manufacturer in the U.S. of store brand ready-to-eat and hot cereals. In fiscal 2008, approximately 44% of this business’s net sales were in retail ready-to-eat cereals (excluding co-manufacturing), and approximately 8% of its net sales were in retail hot cereals. The Bloomfield Bakers products are produced at two manufacturing facilities that also produce some ready-to-eat cereals. A majority of the Bloomfield Bakers products are produced under co-manufacturing arrangements, with a smaller portion produced under more traditional store brand arrangements.

We produce cereal products based on our estimates of customer orders and consequently maintain, on average, four to six weeks’ inventory of finished products. Our ready-to-eat and hot cereals are warehoused in and distributed through four independent distribution facilities and two of our cereal plants, and are shipped to customers principally via independent truck lines. As the majority of the Bloomfield Bakers products are produced under contract manufacturing arrangements, the related production schedule is based largely on near term forecasts provided by our contract partners. The Bloomfield Bakers products are then shipped via independent truck lines to specific customer distribution points. All products related to Ralston Foods are sold through internal sales staff and independent food brokers.

Post Foods

The Post Foods business is engaged in the production, manufacture, marketing and packaging of ready-to-eat cereals under several brand names, including the third highest revenue brand of ready-to-eat cereal, Honey Bunches of Oats®. Other brands include Pebbles®, Post Selects®, Spoon Size® Shredded Wheat, Post® Raisin Bran, Grape-Nuts®, Honeycomb® and Trail Mix Crunch®. The Post products are manufactured in the United States and Canada in four manufacturing facilities. We use a variety of production processes, including shredding, extrusion, gun-puffing, batch cooking and continuous cooking.

The Post Foods business primarily markets its cereal products under the Post brand. While operating under the Transition Services Agreement with Kraft (the “TSA”), sales to the grocery, mass merchant, club, supercenter, foodservice channel and drugstore trade are made through Kraft’s direct sales force for resale to consumers. Upon expiration of the TSA, we anticipate that Post Foods’ sales will be conducted through an internal sales staff and an independent food broker. The business also utilizes broker, distribution or similar arrangements, predominantly for sales of products (less than 5%) outside the United States and Canada.

Currently, under the TSA, most of Post Foods’ products are being distributed through multiple Kraft mixing centers and are being combined with other Kraft products at time of shipment. Distribution options upon expiration of the TSA are still being evaluated to determine which best serves the overall Cereals business and its customer base. In 2008, 100% of Post Foods net sales was in ready-to-eat cereals.

Frozen Bakery Products

Our Frozen Bakery Products business operates ten facilities. We produce frozen griddle products such as pancakes, waffles and French toast; frozen bread products such as breads, rolls and biscuits; dessert products such as frozen cookies and frozen cookie dough, muffins, and Danishes; and dry mixes for bakery foods. The business uses a combination of both make to order and make to inventory production scheduling processes. Items with predictable volumes tend to be produced to inventory, while items with inconsistent demand are typically produced to order. The majority of the products are shipped frozen with most high volume customers serviced direct from the manufacturing site, while smaller volume items are distributed through a network of third party warehouses.

The Frozen Bakery Products business sells products through a broker network and an internal sales staff. Products are sold to foodservice customers such as large restaurant chains and distributors of foodservice products, retail grocery chains, and mass merchandisers. We utilize the trademark Krusteaz® for frozen griddle products sold to retail grocery chains and mass merchandisers. Also, we produce in-store bakery cookies under the Lofthouse®, Cascade®, and Parco® brands and in-store bakery bread under the Panne Provincio® brand. Sales of cookies increase significantly in anticipation of holidays.

We sell a significant amount of products to a large international chain of restaurants. The loss of that customer would have a material adverse effect on the Frozen Bakery Products business.

In fiscal 2008, approximately 31% of the business’s net sales was griddle products, 30% was breads, rolls and biscuits, 29% was dessert products and 10% represents frozen dough and dry mixes. Approximately 40% of its net sales was in the foodservice channel, 43% was to in-store bakeries, and 17% was retail.

Sauces & Spreads

Our Sauces & Spreads business operates four plants and produces a variety of store brand shelf-stable dressings, syrups, peanut butter, jellies, salsas and sauces, and non-alcoholic drink mixes under the Major Peters’® and JERO® brands. The business’ products are largely produced to order and are shipped directly to customers using independent truck lines. However, we maintain warehouses at our plants to hold several weeks’ supply of key products. The products are sold through an internal sales staff and a broker network. In fiscal 2008, approximately 19% of the business’ net sales was preserves and jellies, 21% was peanut butter, 18% was table syrup, and 16% was spoonable or pourable salad dressings, with the remainder consisting of various salsas, sauces, other syrups, and drink mixes. Approximately 84% of its net sales was to retail customers.

Due to the varied nature of branded counterparts and customer preferences, this business produces far more variations of each type of product compared to our other business. At any one time, we maintain over 5,000 active SKUs in this segment.

Snacks

Our Snacks business is comprised of our Cracker and Cookie business (Bremner) and our Snack Nuts, Candy and Chips business (Nutcracker and Medallion). Effective for fiscal 2009, these businesses have been aggregated into a single reportable segment because they are similar in the nature of the products (private label snack foods), type of customer, and methods of distribution, and because their net sales, profit contribution, and assets are each less than 10% of the corresponding combined amounts of all operating segments. For fiscal 2008, Bremner and Medallion were reported in the Cereals, Crackers & Cookies segment and Nutcracker was reported in the Snack Nuts & Candy segment.

Cracker and Cookie Business

We believe our Cracker and Cookie business is the largest manufacturer of store brand crackers and cookies for sale in the United States. The business also produces cookies under the Rippin’ Good® brand and crackers under the Ry Krisp® and Champagne® brands. Management positions the Cracker and Cookie business as a low cost, premier quality producer of a wide variety of store brand crackers and cookies. In fiscal 2008 and solely with respect to the retail channel, approximately 28% of this business’s net sales was in crackers and approximately 22% of its net sales was in cookies.

Our Cracker and Cookie business operates seven plants where products are largely produced to order. In the fall and winter as consumer consumption of crackers increases, we have the ability to produce to estimated volumes, thereby building product inventories ranging from four to six weeks. Store brand crackers and cookies are sold through a broker network and internal sales staff. Branded Ry Krisp® crackers and branded cookies, including Rippin’ Good® cookies, are sold through direct store distributor networks. Our cookies and crackers are primarily distributed through our own warehouses and delivered to customers through independent truck lines.

Snack Nuts, Candy and Chips Business

Our Snack Nuts, Candy and Chips business operates one plant that produce a variety of jarred, canned and bagged snack nuts, one plant that produces chocolate candy and one plant that produces chips (corn-based snacks). The business produces store brand products as well as value branded products under the Nutcracker®, Flavor House®, and Medallion® brands. In fiscal 2008, approximately 37% of the business’ net sales was nuts, approximately 4% was candy, and approximately 10% was chips. Our snack nut and candy products are largely produced to order and shipped directly to customers; however, we maintain one warehouse where finished snack nut products are stored during peak times of demand. Snack nuts and candy are shipped to customers through independent truck lines. We sell those products through an internal sales staff and a broker network. Profits from the sale of snack nuts are impacted significantly by the cost of raw materials (peanuts and tree nuts). Our chocolate candy products are positioned as premium chocolate products and not as an emulation of a branded product. Consequently, our chocolate candy products are sold to customers who maintain premium store brand product lines. We also produce chocolate candy for customers who use the candy as ingredients for ice cream and other products. Our corn-based snack products, which include four types of tortilla chips, two types of corn chips and three types of extruded puffed products, are produced based on customer orders and are shipped directly to customers through independent truck lines and customer supplied trucks.

Ownership of Vail Resorts, Inc.

We own shares of Vail Resorts, Inc. (Vail) common stock (approximately 19% of the shares outstanding as of September 30, 2008). Additionally, two of our Directors, Messrs. Micheletto and Stiritz, are on the Vail Board of Directors. Currently, we utilize the equity method of accounting to reflect our share of Vail’s earnings (or losses) on a non-cash basis. In October 2005 through November 2006, we entered into a series of prepaid variable forward sale contracts relating to a total of 4.95 million shares of our Vail common stock, and we obtained a total of approximately $140 million. At the contract maturity dates (which range from November 2008 to November 2013), we can deliver a variable number of shares in Vail to Bank of America. The number of shares ultimately delivered will depend on the price of Vail shares at settlement. On the first maturity date (in November 2008), we delivered 890,000 shares. The contracts do not currently impact our equity accounting method due in part to the fact that we continue to have voting rights related to the shares of Vail subject to the forward contracts.

Vail’s results of operations are highly seasonal and are dependent in part on weather conditions and consumers’ discretionary spending trends. In light of the significance of our ownership in Vail in comparison to our earnings and assets, changes in Vail’s common stock price or earnings can impact our stock price.

Trademarks

We own (or use under a license) a number of trademarks that are important to our businesses, including Post®, Honey Bunches of Oats®, Pebbles®, Post Selects®, Spoon-Size®, Grape-Nuts®, Honeycomb®, Trail Mix Crunch® , Parco®, Lofthouse®, Krusteaz®, Major Peters’®, Medallion®, Ry Krisp®, Rippin’ Good®, Flavor House® and Nutcracker®.

Competition

Our businesses face intense competition from large branded manufacturers and highly competitive store brand and foodservice manufacturers in each of their product lines. Further, in some instances, large branded companies presently manufacture, or in the past have manufactured, store brand products. Top branded ready-to-eat and hot cereal competitors include Kellogg, General Mills, Quaker Oats (owned by PepsiCo), and Malt-O-Meal. Large branded competitors of the Snacks business include Nabisco (owned by Kraft) and Keebler (owned by Kellogg), which possess large portions of the branded cracker and cookie categories. Branded competitors in the snack mix and corn-based snack categories include General Mills and Frito Lay (owned by PepsiCo). The Snacks business also faces significant competition from one significant branded snack nut producer, Planters (owned by Kraft). Top branded competitors of the Sauces business include Kraft Foods, Bestfoods (owned by Unilever), Smucker’s and Heinz. In addition, privately owned store brand manufacturers provide significant competition in all of the Company’s segments. The Frozen Bakery Products business faces intense competition from numerous producers of griddle, bread and cookie products, including Kellogg.

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

Customers

In fiscal 2008, Wal-Mart Stores, Inc. accounted for approximately 17% of our aggregate net sales. Each of our reporting segments sells products to Wal-Mart. Additionally, we sell our products to retail chains, mass merchandisers, grocery wholesalers, warehouse club stores, drugstores, restaurant chains and foodservice distributors across the country and in Canada.

Seasonality

Due to our equity interest in Vail, which typically yields more than the entire year’s equity income during our second and third fiscal quarters, our net earnings are seasonal. In addition, certain aspects of our operations, especially in the Snacks segment, hot cereal portion of the Cereals segment, and in-store bakery portion of the Frozen Bakery Products segment, are seasonal, with a higher percentage of sales and operating profits expected to be recorded in the first and fourth fiscal quarters. See Note 19 in Item 8 for historical quarterly data. The recently acquired Post Foods business is also seasonal, and we expect its sales and operating profits to be significantly greater in our third and fourth fiscal quarters.

Employees

As of September 30, 2008, we had approximately 9,000 employees, of whom approximately 8,600 were located in the United States and 400 were located in Canada. We have entered into numerous collective bargaining agreements that we believe contain terms that are typical for the industries in which we operate. We are currently negotiating collective bargaining agreements at our Battle Creek (Post Foods) and Lancaster locations. In fiscal 2009, collective bargaining agreements at the following plants will expire: Niagara Falls, Streator, Battle Creek (Ralston Foods), Ripon, and another contract at Lancaster. As these agreements expire, we believe that the agreements can be renegotiated on terms satisfactory to the Company. We believe our relations with our employees, including union employees, are good.

Raw Materials, Freight, and Energy

Our raw materials consist of ingredients and packaging materials. Our principal ingredients are grain and grain products, flour, corn syrup, sugar, soybean oil, eggs, tomatoes and other fruits, various nuts such as peanuts and cashews, and liquid chocolate. Our principal packaging materials are linerboard cartons, corrugated boxes, plastic bottles, plastic containers and composite cans. We purchase raw materials from local, regional, national and international suppliers. The cost of raw materials used in our products may fluctuate widely due to weather conditions, labor disputes, government regulations, industry consolidation, economic climate, energy shortages, transportation delays, or other unforeseen circumstances. Presently, we do not believe any raw materials we use are in short supply. However, the supply of raw materials can be negatively impacted by the same factors that can impact their cost. From time to time, we will enter into supply contracts for periods up to three years to secure favorable pricing for ingredients and up to five years for packaging materials. Most of our sales are FOB destination, where we pay freight costs to deliver our products to the customer via common carriers or our own trucks. Freight costs are affected by both fuel prices and the availability of common carriers in the area. We also purchase natural gas, electricity, and steam for use in our processing facilities. Where possible, and when advantageous to the Company, we enter into purchase or other hedging contracts of up to 18 months to reduce the price volatility of these items and the cost impact upon our operations. In fiscal 2008, ingredients, packaging, freight, and energy represented approximately 46%, 19%, 8%, and 2%, respectively, of our total cost of goods sold.

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

Our operations, like those of similar businesses, are subject to various federal, state and local laws and regulations with respect to environmental matters, including air quality, waste water pretreatment, storm water, waste handling and disposal, and other regulations intended to protect public health and the environment. While it is difficult to quantify with certainty the potential financial impact of actions regarding expenditures for environmental matters and future capital expenditures for environmental control equipment, in the opinion of management, based upon the information currently available, the ultimate liability arising from such environmental matters, taking into account established accruals for estimated liabilities, should not have a material effect on our consolidated results of operations, financial position, capital expenditures or other cash flows. In fiscal 2009, we will complete improvements to certain waste water pretreatment facilities within our cracker and cookie business, which we started in fiscal 2008. In total, we expect to spend an estimated $1.5 million on these improvements.

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

Contract manufacturing for branded manufacturing companies tend to be inconsistent in volume. Often, initial orders can be significant and favorably impact a fiscal period (with respect to sales and profits) but later volume will level off or the branded company will ultimately produce the product internally and cease purchasing product from us. Net sales under these “co-manufacturing” agreements were approximately 3.0% to 5.5% of our annual net sales for the past three years and were approximately $104.4 million in fiscal 2008.

With the acquisition of Bloomfield Bakers on March 16, 2007, we gained several branded customers who sell their products to various retailers but have no manufacturing operations of their own. During fiscal 2008, sales made under this type of arrangement were approximately $168.2 million or 6% of our total annual net sales.

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

The integration of the Company’s and Post Foods businesses may not be successful or anticipated benefits from the acquisition may not be realized.

The recent acquisition of Post Foods is the largest and most significant acquisition the Company has undertaken. Our management will be required to devote a significant amount of time and attention as well as financial resources to the process of integrating the operations of the Company’s business and the Post Foods business. Due to, among other things, the size and complexity of the Post Foods business and the activities required to separate Post Foods’ operations from Kraft’s, we may be unable to integrate the Post Foods business into our operations in an efficient, timely and effective manner. In addition, if any significant business activities are interrupted as a result of the integration process, it could have a material adverse effect on our business, financial condition and results of operations.

All of the risks associated with the integration process could be exacerbated by the fact that we may not have a sufficient number of employees with needed expertise to integrate the two businesses or to operate the combined company’s business. Furthermore, Post Foods offers services that we have limited experience in providing, the most significant of which are advertising and marketing services. If we do not hire or retain employees with the requisite skills and knowledge to run the combined business, it may have a material adverse effect on our business. While Kraft has agreed to provide transition services for up to 18 months following the acquisition, it cannot be assured that we will be able to adequately replace those resources or replace them at the same cost. If Kraft does not provide the same level of services to Post Foods as it did immediately prior to the acquisition, or if we are not able to replace the resources provided by Kraft at the same cost, our results of operations may be negatively impacted.

Even if we are able to successfully combine the two business operations, it may not be possible to realize the full benefits of the increased sales volume and other benefits that are currently expected to result from the acquisition, or realize these benefits within the time frame that is currently expected. For example, the elimination of duplicative costs may not be possible or may take longer than anticipated, or the benefits from the acquisition may be offset by costs incurred or delays in integrating the businesses. The benefits of the acquisition may also be offset by operating losses relating to changes in commodity or energy prices, or in increased competition, or by risks and uncertainties relating to the combined company’s private label and branded cereal products. If we fail to realize the benefits we anticipate from the acquisition, our results of operations may be adversely affected.

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

The success of our acquisitions will depend on many factors, such as our ability to identify potential acquisition candidates, negotiate satisfactory purchase terms, obtain loans at satisfactory rates to fund acquisitions and our ability to successfully integrate and manage the growth from acquisitions. Integrating the operations, financial reporting, disparate technologies and personnel of newly acquired companies, including the recent acquisition of Post Foods, involve risks. We cannot guarantee that we will be successful or cost-effective in integrating any new businesses into our existing businesses. In fact, the process of integrating newly acquired businesses may cause interruption or slow down the operations of our existing businesses. As a result, we may not be able to realize expected synergies or other anticipated benefits of acquisitions.

Continuing disruptions in the financial markets or other factors could affect our ability to refinance our debt on reasonable terms, or at all and to fund acquisitions and capital expenditures.

Our $400 million Revolving Credit Facility matures on July 18, 2011 while our $200 million Term Loan facility that we entered into in connection with the Post Foods acquisition matures on August 2, 2013. Our ability to raise debt or equity capital in the public or private markets in order to effect a refinancing of our Revolving Credit Facility or Term Loan facility could be impaired by various factors. For example, U.S. credit markets have recently experienced significant dislocations and liquidity disruptions which have caused the spreads on prospective debt financings to widen considerably. These circumstances have materially impacted liquidity in the debt markets, making financing terms for borrowers less attractive, and in certain cases have resulted in the unavailability of certain types of debt financing. Continued uncertainty in the credit markets may negatively impact our ability to access additional debt financing or to refinance existing indebtedness on favorable terms, or at all. Events affecting the credit markets have also had an adverse effect on other financial markets in the U.S., which may make it more difficult or costly for us to raise capital through the issuance of common stock or other equity securities. Any of these risks could impair our ability to fund our operations or limit our ability to expand our business or increase our interest expense, which could have a material adverse effect on our financial results.

Commodity price volatility could negatively impact profits.

The primary commodities used by our businesses include sugar, oats, wheat, soybean oil, corn sweeteners, peanuts, almonds and other tree nuts, glass containers, caps and plastic packaging. We may experience shortages in these items as a result of commodity market fluctuations, availability, increased demand, weather conditions, and natural disasters as well as other factors outside of our control. Changes in the prices of our products may lag behind changes in the costs of our commodities. Accordingly, competitive pressures may limit our ability to maintain existing margins and have a material adverse effect on our operating profits.

Higher energy costs could negatively impact profits.

Higher prices for natural gas, electricity and fuel increase our production and delivery costs. Many of our manufacturing operations use large quantities of natural gas and electricity. Our inability to respond to these cost increases may negatively affect our operating results. In addition, the Company has experienced increases in the cost of transporting finished goods to customers. Due to the increased cost of fuel and limited supply of freight carriers, the Company’s costs have risen. In the event that this situation continues, the Company may experience service problems and reduced customer sales.

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

Increased competition by branded cereal manufacturers can lead to lower prices and volumes for our branded cereals.

Other larger cereal manufacturers with substantial financial, marketing, and other resources may decide to increase trade spending or advertising or reduce prices on their cereal products. In response, we may choose to do the same for our cereal products which could impact our margins and volumes on our branded cereal products. If we did not do the same, our revenues and market share could be adversely affected.

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

The Company’s businesses compete in mature segments with competitors that have a large percentage of segment sales. Our private label and branded products both face strong competition from branded competitors for shelf space and sales. Competitive pressures could cause us to lose market share, which may require us to lower prices, increase marketing expenditures or increase the use of discounting or promotional programs, each of which would adversely affect our margins and could result in a decrease in our operating results and profitability.

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

As of September 30, 2008, we had long-term debt of approximately $1.7 billion. The amount of our indebtedness increased significantly as part of the acquisition cost of Post Foods. This indebtedness may limit our ability to obtain additional financing for working capital, capital expenditures, to fund growth or general corporate purposes. In addition, our indebtedness may limit our flexibility to adjust to changing business and market conditions and may make us more vulnerable to a downward turn in general economic conditions.

Our ability to meet expenses and debt service obligations will depend on the factors described above, as well as our future performance, which will be affected by financial, business, economic and other factors, including potential changes in consumer preferences, the success of product and marketing innovation and pressure from competitors. If we do not generate enough cash to pay our debt service obligations, we may be required to refinance all or part of our existing debt, sell our assets, borrow more money or raise equity. There is no assurance that we will be able to, at any given time, refinance our debt, sell our assets, borrow more money or raise equity on terms acceptable to us or at all.

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

We have significant operations and assets in Canada. Our consolidated financial statements are presented in U.S. dollars; therefore, we must translate our Canadian assets, liabilities, revenue and expenses into U.S. dollars at applicable exchange rates. Consequently, fluctuations in the value of the Canadian dollar may negatively affect the value of these items in our consolidated financial statements. To the extent we fail to manage our foreign currency exposure adequately, we may suffer losses in value of our net foreign currency investment and our consolidated results of operations and financial position may be negatively affected.

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

The Company maintains a qualified defined benefit plan. Although the Company has frozen benefits under the plan for all administrative employees and many production employees, the Company remains obligated to ensure that the plan is funded in accordance with applicable regulations. The fair value of pension plan assets (determined pursuant to FAS 87 guidelines) was approximately $17 million below the total benefit obligation of the plan as of September 30, 2008. In the event the stock market deteriorates, the funds in which the Company has invested do not perform according to expectations, or the valuation of the projected benefit obligation increases due to changes in interest rates or other factors, the Company may be required to make significant cash contributions to the pension plan and recognize increased expense within its financial statements.

ITEM 2.	PROPERTIES

Our principal properties are our manufacturing locations. Shown below are our principal owned and leased properties. Some properties include on-site warehouse space. We also lease our principal executive offices and research and development facilities in St. Louis, Missouri. Management believes its facilities are suitable and adequate for the purposes for which they are used and are adequately maintained. We believe each segment’s combination of facilities provides adequate capacity for current and anticipated future customer demand.

Plant Locations	Size (Sq. Ft.)	Owned/ Leased	Production (Processing) Lines	Products

Cereals

Azusa, CA	211,000	Leased	13	Cereal bars, cookies and cereals
Battle Creek, MI (Ralston Foods)	477,000	Owned	3	Ready-to-eat cereal
Battle Creek, MI (Post Foods)	1,920,000	Owned	7	Ready-to-eat cereal
Cedar Rapids, IA	175,000	Owned	5	Hot cereal
Lancaster, OH	479,000	Owned	7	Ready-to-eat cereal
Los Alamitos, CA	96,000	Leased	5	Cereal bars
Sparks, NV	243,000	Owned	3	Ready-to-eat cereal
Modesto, CA	282,000	Owned	3	Ready-to-eat cereal
Niagra Falls, ON, Canada	250,000	Owned	3	Ready-to-eat cereal
Jonesboro, AR	320,000	Owned	2	Ready-to-eat cereal

Frozen Bakery Products

Chicago, IL	72,000	Owned	1	Muffins, pound cakes and petit fours
Fridely, MN	147,000	Owned	5	Bread, rolls and frozen cookie dough
Grand Rapids, MI	75,000	Leased	4	Breads and rolls
Kent, WA	82,000	Owned	8	Pancakes, waffles, French toast and custom griddle items
Lodi, CA	345,000	Owned	13	Breads, frozen dough, cakes and cookies
Louisville, KY	205,000	Owned	5	Biscuits, pancakes and custom sweet good items
Louisville, KY	130,000	Leased	3	Dry mixes and pancakes
Ogden, UT	325,000	Leased	9	Cookies
Brantford, ON, Canada	140,000	Owned	4	Pancakes, waffles and French toast
Delta, BC, Canada	65,000	Leased	4	Pancakes and waffles

Sauces & Spreads

Buckner, KY	269,250	Owned	6	Syrups, jellies, salsas, sauces and drink mixes
Dunkirk, NY	306,000	Owned	7	Dressings, syrups and sauces
Fredonia, NY	367,000	Owned	9	Dressings, syrups, jellies, sauces, salsas, peanut butter and drink mixes
Streator, IL	165,000	Owned	1	Peanut butter

Snacks

Newport, AR	252,000	Owned	9	Corn-based snacks
Princeton, KY	700,000	Owned	6	Crackers, cookies and ready-to-eat cereal
Dothan, AL	135,000	Leased	8	Snack nuts
Womelsdorf, PA	100,000	Owned	5	Chocolate candy
Poteau, OK	250,000	Owned	5	Crackers and cookies
Minneapolis, MN	40,000	Owned	3*	Crackers
Tonawanda, NY	95,000	Owned	3*	Cookies
Ripon, WI (two plants)	350,000	Owned	11	Cookies
South Beloit, IL	83,500	Owned	3	Cookies

* One of these lines is idle.

ITEM 3.	LEGAL PROCEEDINGS

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

A special meeting of Ralcorp shareholders was held on July 17, 2008 to vote on the proposal to approve the issuance of shares of Ralcorp common stock in connection with the acquisition of the Post cereal business from Kraft. The total number of shares eligible to vote was 25,758,023. 21,022,295 shares were voted for the issuance of shares in connection with the acquisition, 227,859 shares were voted against, 57,180 shares abstained and there were 0 non-votes.

ITEM 4A.	EXECUTIVE OFFICERS OF THE REGISTRANT

Kevin J. Hunt	57

Co-Chief Executive Officer and President of the Company since September 2003; Chief Executive Officer of Bremner Food Group, Inc. since 1995, Nutcracker Brands, Inc. since November 2003, Frozen Bakery Products, Inc. since June 2005 and The Carriage House Companies, Inc. since March 2008. He served as Corporate Vice President of the Company from October 1995 to September 2003; President of Bremner Food Group, Inc. from October 1995 to November 2003; and President of Nutcracker Brands, Inc. from January 2003 to November 2003.

David P. Skarie	62

Co-Chief Executive Officer and President of the Company since September 2003; Chief Executive Officer of Ralston Foods since September 2003 and Post Foods since August 2008. He served as Corporate Vice President of the Company from March 1994 to September 2003; President of Nutcracker Brands, Inc. from April 2002 to January 2003; President of Ralston Foods from June 2000 to September 2003; Chief Executive Officer of The Carriage House Companies, Inc. from September 2003 to March 2008; and President of The Carriage House Companies, Inc. from October 2002 to November 2006.

Thomas G. Granneman	59	Corporate Vice President and Controller since January 1999.

Charles G. Huber, Jr.	44	Corporate Vice President, General Counsel and Secretary of the Company since October 2003. He served as Vice President and Assistant General Counsel from September 2001 to October 2003.

Richard R. Koulouris	52

Corporate Vice President, and President, The Carriage House Companies, Inc. since December 1, 2006, Bremner Food Group, Inc. and Nutcracker Brands, Inc. since March 2008. He served as Corporate Vice President, and President of Bremner Food Group, Inc. and Nutcracker Brands, Inc. from November 2003 to November 2006. He also served as Vice President of Operations, Bremner from September 1995 to November 2003.

Scott Monette	47	Corporate Vice President and Treasurer since September 2001. He joined Ralcorp in January 2001 as Vice President and Treasurer.

Richard G. Scalise	54

Corporate Vice President, and President of Frozen Bakery Products since July 2005. Prior to joining Ralcorp, Mr. Scalise was President/Chief Operating Officer of ConAgra’s Refrigerated Food Group from 2003 to 2005 and President/Chief Operating Officer of ConAgra’s Dairy Foods Group from 2000 to 2003.

Stephen Van Tassel	53

Corporate Vice President, and President Post Foods since October 2008. He joined Ralcorp in August 2008 in connection with the acquisition of Post Foods after spending ten years at Kraft Foods Inc. He most recently served as Vice President, Marketing, North America Post Cereal Category. Prior to that, Mr. Van Tassel was Vice President, Global Biscuits Category, and Vice President, Latin America Snacks.

Ronald D. Wilkinson	58

Corporate Vice President, and has been President Ralston Foods since March 2008. He served as President of Bremner Food Group, Inc. and Nutcracker Brands, Inc. from December 2006 to March 2008. He also served as Director of Product Supply of Ralston Foods from October 1996 to November 2006 and of The Carriage House Companies, Inc. from January 2003 to November 2006. He has held the Corporate Vice President position since October 1996.

(Ages are as of December 31, 2008.)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Prices and Dividends

The Company’s common stock is traded on the New York Stock Exchange under the symbol “RAH”. There were 9,469 shareholders of record on November 21, 2008. The Company paid a special dividend of $1.00 per share on October 22, 2004, but has no plans to pay cash dividends in the foreseeable future. The range of high and low sale prices of Ralcorp common stock as reported by the NYSE is set forth in the table below.

	Year Ended September 30,
	2008		2007
	High	Low	High	Low
First Quarter	$64.80	$53.13	$52.85	$47.38
Second Quarter	61.72	51.26	64.64	50.61
Third Quarter	63.15	48.91	69.59	51.86
Fourth Quarter	74.07	48.08	62.80	50.53

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
July 1 – July 31, 2008	0	$0	0	See total
August 1 – August 31, 2008	0	0	0	See total
September 1 – September 30, 2008	0	0	0	See total

Total	0	$0	0	517,500

*On May 25, 2006, the Board of Directors authorized the repurchase of up to 2,000,000 shares of common stock at prevailing market prices. The authorization has no expiration date. From time to time, the Company may repurchase its common stock through plans established under Rule 10b5-1. Typically, these plans direct a broker to purchase a variable amount of shares each day (usually between 0 and 50,000) depending on the previous day’s closing share price.

Performance Graph

The following performance graph compares the changes, for the period indicated, in the cumulative total value of $100 hypothetically invested in each of (1) Ralcorp Common Stock, (b) the Russell 2000 Index, and (c) the Russell 2000 Consumer Staples Index.

Performance Graph Data

	Ralcorp ($)	Russell 2000 Index ($)	Russell 2000 Consumer Staples Index ($)
9/30/2003	100.00	100.00	100.00
9/30/2004	130.23	118.81	111.41
9/30/2005	154.95	140.28	136.31
9/30/2006	178.27	154.28	152.21
9/30/2007	206.32	173.35	192.53
9/30/2008	249.16	148.26	179.68

ITEM 6.	SELECTED FINANCIAL DATA

FIVE YEAR FINANCIAL SUMMARY

(In millions except per share data)

	Year Ended September 30,
	2008	2007	2006	2005	2004
Statement of Earnings Data
Net sales (a)	$2,824.4	$2,233.4	$1,850.2	$1,675.1	$1,558.4
Cost of products sold	(2,318.1)	(1,819.2)	(1,497.2)	(1,339.1)	(1,237.2)

Gross profit	506.3	414.2	353.0	336.0	321.2
Selling, general and administrative expenses	(328.4)	(252.8)	(226.4)	(215.1)	(204.7)
Interest expense, net	(54.6)	(42.3)	(28.1)	(16.5)	(13.1)
(Gain) loss on forward sale contracts (b)	111.8	(87.7)	(9.8)	-	-
Gain on sale of securities (c)	7.1	-	2.6	-	-
Restructuring charges (d)	(1.7)	(.9)	(.1)	(2.7)	(2.4)
Litigation settlement income (e)	-	-	-	1.8	.9

Earnings before income taxes and equity earnings	240.5	30.5	91.2	103.5	101.9
Income taxes	(86.7)	(7.5)	(29.9)	(36.6)	(37.2)
Equity in earnings of Vail Resorts, Inc., net of related deferred income taxes	14.0	8.9	7.0	4.5	.4

Net earnings	$167.8	$31.9	$68.3	$71.4	$65.1

Earnings per share:
Basic	$5.51	$1.20	$2.46	$2.41	$2.22
Diluted	$5.38	$1.17	$2.41	$2.34	$2.17
Weighted average shares outstanding:
Basic	30.3	26.4	27.7	29.6	29.2
Diluted	31.1	27.1	28.2	30.4	29.9

Balance Sheet Data
Cash and cash equivalents	$14.1	$9.9	$19.1	$6.2	$23.7
Working capital (excl. cash and cash equivalents)	241.8	165.3	170.3	92.4	107.3
Total assets	5,343.9	1,853.1	1,507.5	1,269.5	1,221.6
Long-term debt	1,668.8	763.6	552.6	422.0	425.7
Other long-term liabilities	871.7	382.6	281.5	157.8	152.4
Shareholders’ equity	2,411.5	483.4	476.4	518.3	444.2

Other Data
Cash provided (used) by:
Operating activities	$132.0	$218.3	$52.8	$161.0	$78.7
Investing activities	(71.0)	(387.5)	(162.2)	(156.3)	(365.5)
Financing activities	(56.8)	160.0	122.3	(22.2)	281.5
Depreciation and amortization	99.5	82.4	66.8	55.8	47.5
Dividends declared per share	$-	$-	$-	$-	$1.00

(a)

In 2008, Ralcorp acquired Post Foods. In 2007, Ralcorp acquired Cottage Bakery Inc., Bloomfield Bakers, and Pastries Plus of Utah, Inc. In 2006, Ralcorp acquired Western Waffles Ltd. and Parco Foods L.L.C. In 2005, Ralcorp acquired Medallion Foods, Inc. In 2004, Ralcorp acquired Value Added Bakery Holding Company (Bakery Chef) and Concept 2 Bakers. For more information about the 2008, 2007, and 2006 acquisitions, see Note 2 to the financial statements in Item 8.

(b)	For information about the gain/loss on forward sale contracts, see Note 6 to the financial statements in Item 8.
(c)

During August and September 2008, the Company sold 368,700 of its shares of Vail Resorts for a total of $13.7. The shares had a carrying value of $6.6, resulting in a $7.1 gain. In March 2006, the Company sold 100,000 of its shares of Vail Resorts for a total of $3.8. The shares had a carrying value of $1.2, resulting in a $2.6 gain.

(d)

For information about the 2008, 2007, and 2006 restructuring charges, see Note 3 to the financial statements in Item 8. In 2005, charges were due to the closing of the City of Industry and Kansas City, KS plants, and the relocation of in-store bakery products. In 2004, charges were due to the closing of the Kansas City, KS plant.

(e)	The Company received payments in settlement of legal claims, primarily related to antitrust litigation, which are shown net of related expenses.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and capital resources of Ralcorp Holdings, Inc. This discussion should be read in conjunction with the financial statements under Item 8, especially the segment information in Note 18, and the “Cautionary Statement on Forward-Looking Statements” on page 2. The terms “we,” “our,” “Company,” and “Ralcorp” as used herein refer to Ralcorp Holdings, Inc. and its consolidated subsidiaries. The terms “base business” and “base businesses” as used herein refer to businesses that were owned by Ralcorp (and therefore included in our operating results) for the duration of each of the periods being compared (i.e., excluding businesses acquired since the beginning of the prior fiscal year). We have included financial measures for our base businesses (such as sales growth excluding acquisitions) because they provide useful and comparable trend information regarding the results of those businesses without the effects of incremental results from recent acquisitions.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 1 for a discussion regarding the recently issued accounting standards, including Statement of FASB Interpretation No. 48, Statement of Financial Accounting Standards (FAS) 157, FAS 158, FAS 159, FAS 141(R), FAS 161, FAS 162, and FASB Staff Position 142-3.

RESULTS OF OPERATIONS

Consolidated

Fiscal 2008, like 2007 and 2006, was a challenging year as we continued to face intense raw materials cost pressures in most of our reporting segments. Nonetheless, total segment profit contribution was higher than last year as we continued to benefit from our acquisition strategy while experiencing base business sales growth in most categories. The following table summarizes key data (in millions of dollars, except for percentage data as indicated) for the past three years that we believe is important for you to consider as you read the consolidated results analysis discussions below. In addition, please refer to Note 18 for data regarding net sales and profit contribution by segment.

	2008	2007	2006
Net earnings	167.8	31.9	68.3
Net sales	2,824.4	2,233.4	1,850.2
Cost of products sold as a percentage of net sales	82.1%	81.5%	80.9%
SG&A as a percentage of net sales	11.6%	11.3%	12.2%
Interest expense	54.6	42.3	28.1
Gain (loss) on forward sale contracts	111.8	(87.7)	(9.8)
Gain on sale of securities	7.1	-	2.6
Post Foods transition and integration costs	7.9	-	-
Post Foods inventory valuation adjustment	23.4	-	-
Restructuring charges	1.7	.9	.1
Effective income tax rate	36.0%	24.6%	32.8%
Equity in earnings of Vail Resorts, Inc.	21.7	13.6	10.8

Net Earnings Earnings have been positively impacted by business acquisitions, organic growth, improved earnings from our investment in Vail Resorts, Inc., and gains on the sale of some of our Vail shares, but negatively impacted by higher raw material and freight costs, restructuring and merger transition costs, and interest expense. In addition, non-cash gains and losses due to changes in the fair value of our Vail forward sale contracts caused large swings in net earnings over the past three years. More detailed discussion and analysis of these and other factors follows.

Net Sales Net sales grew $383.2 million (21%) from 2006 to 2007 and $591.0 million (26%) from 2007 to 2008. Most of the increases in net sales is attributable to the timing of business acquisitions. The following table shows the approximate amount of sales derived from recent acquisitions (in millions of dollars).

Business Acquired	Reporting Segment	Acquisition Date	2008	2007	2006
Post Foods	Cereal, Crackers & Cookies	August 4, 2008	$181	$-	$-
Bloomfield Bakers	Cereal, Crackers & Cookies	March 17, 2007	270	130	-
Cottage Bakery	Frozen Bakery Products	November 11, 2006	133	108	-
Parco Foods	Frozen Bakery Products	February 7, 2006	*	40	24
Western Waffles	Frozen Bakery Products	November 15, 2005	92	82	67

*	Due to the integration of the Parco Foods business into Ralcorp Frozen Bakery Products, separately identifiable sales data is not available for 2008.

Excluding sales from the fiscal 2006 and 2007 acquisitions, our net sales grew by 6% from 2006 to 2007, and excluding sales from the fiscal 2007 and 2008 acquisitions, our net sales grew by 12% from 2007 to 2008. This base business growth is attributable to both improved selling prices and overall volume gains. We further describe these and other factors affecting net sales in the segment discussions below.

Operating Expenses Cost of products sold as a percentage of net sales has been increasing as input costs rapidly increased, partially offset by the effects of related (but delayed) selling price increases. Key input costs include raw materials (ingredients and packaging) and freight (outbound rates and fuel surcharges). The following table shows the estimated year-over-year gross impacts (in millions) of the higher per unit costs (or rates) of these cost components by reportable segment.

	2008 vs 2007		2007 vs 2006
	Raw Materials	Outbound Freight	Raw Materials	Outbound Freight
Cereals, Crackers & Cookies	$51.1	$2.8	$24.2	$(2.5)
Frozen Bakery Products	40.0	4.7	14.8	(.4)
Dressings, Syrups, Jellies & Sauces	43.1	1.7	15.9	(1.8)
Snack Nuts & Candy	19.7	.7	(7.5)	.2

	$153.9	$9.9	$47.4	$(4.5)

Cost of products sold was also affected by an inventory adjustment related to the acquisition of Post Foods. Finished goods inventory acquired in the acquisition was valued essentially as if Ralcorp were a distributor purchasing the inventory. This resulted in a one-time allocation of purchase price to acquired inventory which was $23.4 million higher than the historical manufacturing cost of the inventory. Post Foods’ inventory value and cost of products sold were based on post-acquisition production costs for all product manufactured after the acquisition date. In 2008, all of the $23.4 million (non-cash) inventory valuation adjustment was recognized in cost of products sold, reducing net earnings by approximately $15.0 million after the related tax effect.

Selling, general, and administrative (SG&A) increased as a percentage of net sales primarily related to the acquisition of Post Foods. Due to the nature of Post Foods’ branded business, higher advertising and promotion costs were incurred. Excluding Post Foods, SG&A as a percentage of net sales was down to 11.0% in 2008. This base business decrease was primarily the result of selling price increases and sales volume growth, partially offset by higher amortization of intangibles and increased expense from mark-to-market adjustments on deferred compensation liabilities.

Again, refer to the segment discussions below for other factors affecting cost of products sold and SG&A expenses. In addition, refer to our policy regarding cost of products sold in Note 1 because our gross profit percentages may not be comparable to those of other companies who report cost of products sold on a different basis.

Interest Expense, Net Net interest expense has increased primarily as a result of changing debt levels and interest rates, as well as increases in discount amortization related to our Vail forward sale contracts. Discount amortization was $8.7, $8.3, and $3.7 million in fiscal 2008, 2007, and 2006, respectively. Long-term debt rose from $422.0 million at the beginning of fiscal 2006 to $1,668.8 million at the end of fiscal 2008 due to borrowings used to fund the Cottage Bakery and Bloomfield Bakers acquisitions and debt assumed in the Post Foods acquisition. The weighted average interest rate on all of the Company’s outstanding debt was 5.3% in 2008, 5.1% in 2007, and 4.8% in 2006. For more information about our long-term debt, see Note 13. For more information about the Vail forward sale contracts, see “Gain on Forward Sale Contracts” and “LIQUIDITY AND CAPITAL RESOURCES” below, as well as Note 6. Refer to Note 10 for information about our agreement to sell our trade accounts receivable on an ongoing basis, including amounts of related discounts reported in SG&A.

Gain/Loss on Forward Sale Contracts Net earnings were affected by non-cash gains and losses on forward sale contracts, executed November 22, 2005, April 19, 2006, and November 6, 2006, related to a total of 4,950,100 of our shares of Vail Resorts, Inc. The contracts include a collar on the Vail stock price and the prepayment of proceeds at a discount (whereby Ralcorp received a total of $140.0 million). Because Ralcorp accounts for its investment in Vail Resorts using the equity method, these contracts, which are intended to hedge the future sale of those shares, are not eligible for hedge accounting. Therefore, gains or losses on the contracts are immediately recognized in earnings. For more information on these contracts, see “LIQUIDITY AND CAPITAL RESOURCES” below, as well as Note 6.

Gain on Sale of Securities In March 2006, we sold 100,000 of our shares of Vail Resorts, Inc. common stock for a total of $3.8 million. The shares had a carrying value of $1.2 million, so the transaction resulted in a $2.6 million gain. In August and September 2008, we sold an additional 368,700 shares for a total of $13.7 million. The shares had a carrying value of $6.6 million, so the transaction resulted in a $7.1 million pre-tax gain.

Post Foods Transition and Integration Costs Ralcorp is incurring significant costs related to transitioning Post Foods into Ralcorp operations, including decoupling the cereal assets of Post Foods from those of other operations of Kraft Foods Inc. (the former owner), developing stand-alone Post Foods information systems, developing independent sales, logistics and purchasing functions for Post Foods, and other significant integration undertakings. While a portion of those costs are capitalized, the expense portion totaled $7.9 million in 2008.

Restructuring Charges In fiscal 2008, we closed our plant in Billerica, MA, and transferred the production to other facilities within the Snack Nuts & Candy segment. In addition to employee termination benefits for approximately 90 employees, charges for this project included a write-off of abandoned property. Annual cost savings from this project (net of certain increased costs and lost sales) are estimated to be approximately $4 million beginning in the fourth quarter of fiscal 2008.

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

For more information regarding these restructuring charges, see Note 3.

Income Taxes Our effective tax rate returned to a normal level in fiscal 2008. The effect of increases in our blended state tax rates was offset by the effect of the increase in the “Domestic Production Activities Deduction”, a federal deduction of 6% (3% in 2007 and 2006) of the taxable income from our production activities in the U.S. (i.e., excluding equity method earnings and other gains or losses related to our investment in Vail Resorts, Inc., and excluding our Canadian operations). The 2007 and 2006 effective tax rates were reduced by the effect of approximately $1.9 million and $1.2 million, respectively, related to favorable resolutions of uncertain tax positions and adjustments to the related reserve. The rate in each of the past three years was also reduced by certain Canadian tax benefits. Note that all the tax adjustments discussed above had a greater effect on the rate in 2007 because pre-tax income was significantly reduced by the loss on forward sale contracts. See Note 4 for more information about income taxes.

Equity in Earnings of Vail Resorts, Inc. As noted previously, earnings from our investment in Vail Resorts (NYSE ticker: MTN) improved over the past three years. See Note 5 for more information about this equity investment.

Cereals, Crackers & Cookies

Because the Cereals, Crackers & Cookies segment consists of two of our divisions, we will discuss the year-over-year comparisons separately for fiscal 2008 versus 2007 and fiscal 2007 versus 2006 to improve readability. Volume changes, excluding sales of Bloomfield Bakers and Post Foods, are summarized in the following table (note that co-manufacturing was approximately 6% and 5% of total 2008 sales volume for Ralston Foods and Bremner, respectively):

	Sales Volume Change from Prior Year
	2008	2007
Ralston Foods
Ready-to-eat (RTE) cereal	9%	-1%
Hot cereal	3%	3%
Snacks	6%	5%
Co-manufacturing	67%	24%
Other minor categories	7%	-5%
Total	10%	1%

Bremner
Crackers	-5%	-8%
Cookies	1%	3%
Co-manufacturing	-34%	-9%
Total	-4%	-4%

Fiscal 2008 vs. Fiscal 2007

Net sales in the Cereals, Crackers & Cookies segment grew $414.8 million (44%) for fiscal 2008, primarily due to sales from Post Foods and the timing of the 2007 acquisition of Bloomfield Bakers. Excluding the incremental sales from the Post Foods and Bloomfield Bakers acquisitions (as shown on page 21), net sales in the segment grew 12%. This growth is attributable to higher prices in both divisions, raised in an effort to offset higher input costs, as well as higher volumes at Ralston Foods. At Ralston Foods, base business net sales were up 15% for the year as a result of improved pricing and higher volumes. Co-manufacturing at Ralston Foods generated approximately $15.4 million of the increase in net sales. At Bremner, the effects of price increases and a favorable product mix were partially offset by overall sales volume declines. The product mix shift to higher-priced items had an impact of approximately $8.7 million on Bremner’s net sales.

The segment’s profit contribution increased significantly as a result of acquisitions. Results from Post Foods added about $43.3 million (net of $2.2 million of amortization related to certain brands and customer relationships and $7.6 million of depreciation). In addition, the extra 24 weeks of results from Bloomfield Bakers added an estimated $9.2 million of profit. Excluding those acquisition timing impacts, profit contribution improved as the effects of selling price adjustments and cereal volume growth slightly exceeded the negative effects of higher raw material, production, and freight costs, and promotional expenses. Refer to the raw material and freight summary on page 21. The most notable raw material cost increases were in wheat and corn products, soybean oil, oats, and rice.

Fiscal 2007 vs. Fiscal 2006

Net sales in the Cereals, Crackers & Cookies segment grew $157.4 million (20%) for fiscal 2007. Excluding the incremental sales from the Bloomfield acquisition, net sales in the segment grew 4%. This growth is primarily attributable to higher prices, raised in an effort to offset increasing input costs. At Ralston Foods, base business net sales were up 6% for the year. RTE sales were helped by several new product introductions, accounting for approximately $8.5 million for the year, but that effect was partially offset by declines in sales of other products. Co-manufacturing at Ralston Foods generated approximately $10.3 million of the increase in net sales. At Bremner, overall sales volume declines were partially offset by the effects of price increases and a favorable product mix. Most of Bremner’s volume shortfalls can be attributed to increased promotional activity by branded competitors, partially offset by incremental sales due to new product lines. Bremner’s new product offerings added approximately $6.1 million of net sales, and the product mix shift to higher-priced items had an impact of approximately $5 million.

Results from the acquired Bloomfield business added about $10.2 million to the Cereals, Crackers & Cookies segment’s profit contribution since acquisition in March (net of intangible asset amortization of $4.1 million). In the base businesses of the segment, the combined negative effects of higher raw material costs, lower overall volumes, and production cost increases were only partially offset by the favorable effects of increased selling prices and lower freight rates. The most notable cost increases were in wheat and corn products, oats, rice, sugar, and soybean oil.

Frozen Bakery Products

Net sales of the Frozen Bakery Products segment have grown from $442.8 million in 2006 to $619.6 million in 2007 (a 40% increase) and $711.8 million in 2008 (a 15% increase over 2007), largely as a result of acquisitions (as shown on page 21). However, base business sales grew about 12% for 2008 due to the effects of price increases and higher volumes. By sales channel, that sales growth came from a 14% increase in foodservice, a 9% increase in in-store bakery (ISB), and a 17% increase in retail. Comparing 2007 to 2006, base business sales grew about 9% as the result of an 11% increase in foodservice, a 6% increase in ISB, and an 8% increase in retail. Excluding sales of Cottage Bakery (and excluding Parco and Western Waffles in the 2007 to 2006 comparison), sales volumes by channel changed as follows:

	Sales Volume Change from Prior Year
	2008	2007
Foodservice	2%	10%
In-store bakery (ISB)	2%	5%
Retail	10%	6%
Total	3%	7%

The segment’s profit contribution was $50.6 million, $70.4 million, and $63.7 million in fiscal 2006, 2007, and 2008, respectively. Fiscal 2008 profit contribution was reduced by higher costs of raw materials and freight (as shown on page 21), an unfavorable change in product mix, and slightly higher warehousing costs. However, improved pricing and the incremental Cottage Bakery profit due to acquisition timing offset most of those negative effects. The raw materials cost impact primarily related to wheat flour, fats and oils. In addition, the segment’s Canadian operations were hurt by the decline in the value of the U.S. dollar relative to the Canadian dollar in fiscal 2008. The change in the average exchange rate increased the U.S. dollar equivalent of the net Canadian dollar expenses by approximately $5.6 million, net of the effects of foreign currency hedging activities. Finally, the extra six weeks of results from Cottage Bakery added an estimated $2.5 million of profit for 2008. In 2007, the increase in profit contribution was due to results from Cottage Bakery (approximately $15.6 million) and the extra 20 weeks of results from Parco and the extra 7 weeks of results from Western Waffles (approximately $7 million combined). Profit contribution from the segment’s base businesses was reduced in 2007 by significantly higher raw material costs, slightly higher manufacturing costs, and higher warehousing costs, slightly offset by the base business sales growth. The most significantly affected ingredients were wheat flour, eggs and dairy products, and soybean oil.

Dressings, Syrups, Jellies & Sauces

Our Dressings, Syrups, Jellies & Sauces segment’s net sales rose 15% in 2008. The segment realized improved pricing in both 2007 and 2008, and sales volumes changed as follows:

	Sales Volume Change from Prior Year
	2008	2007
Table syrups	8%	4%
Preserves & jellies	6%	5%
Spoonable & pourable dressings	-1%	-3%
Peanut butter	9%	24%
Other minor categories	0%	-2%
Total	4%	4%

For fiscal 2007, the increase in peanut butter sales volume was primarily due to a February recall of a competitor’s products and amounted to approximately $15 million of additional net sales.

The segment’s profit contribution also improved in 2008, as the effects of selling price and volume increases exceeded the effects of raw material cost and freight rate increases (shown on page 21). The raw material cost impacts came from peanuts, oils, corn sweeteners, containers, eggs, and fruits. For fiscal 2007 compared to 2006, the effects of selling price increases were slightly greater than the effects of raw material cost increases. Those net benefits were partially offset by higher production overhead costs and the effect of a $1.6 million property tax refund in 2006.

Snack Nuts & Candy

Net sales for the Snack Nuts & Candy segment increased 8% in fiscal 2008 and 6% in fiscal 2007. For 2008, the growth was primarily the result of improved pricing and increased sales volume attributable to increased distribution with certain existing customers and increased product promotions by some others, offset by reduced purchases by some customers as a result of the increased prices. In 2007, the growth was primarily the result of increased sales volume, as the effect of a shift toward higher-priced items was largely offset by an overall net decrease in selling prices. Volume changes were as follows:

	Sales Volume Change from Prior Year
	2008	2007
Nuts	1%	5%
Candy	-9%	-3%
Other minor categories	29%	93%
Total	1%	5%

For fiscal 2008, the segment’s profit contribution was lower by $8.6 million because of the effects of higher raw material costs and freight rates (shown on page 21). Price increases in this segment have trailed rapidly increasing costs. For fiscal 2007, the segment’s profit contribution was up $4.7 million, as the effects of favorable raw material costs and volume were only partially offset by the effects of higher production costs, an unfavorable product mix, price decreases, and higher freight rates.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have funded operating needs by generating positive cash flows through operations. We expect to continue generating operating cash flows through our mix of businesses and expect that short-term and long-term liquidity requirements will be met through a combination of operating cash flows and strategic use of borrowings under committed and uncommitted credit arrangements. We believe we have sufficient liquidity despite the current disruption of the capital and credit markets. As the national and world-wide financial crisis has worsened in recent months, we have continued to monitor closely events and the financial institutions associated with our credit facilities, including monitoring credit ratings and outlooks, capital raising and merger activity.

Capital resources remained strong at September 30, 2008, with total shareholders’ equity of $2,411.5 million and a long-term debt to total capital (which is the total of long-term debt and total shareholders’ equity) ratio of 41 percent, compared to corresponding figures for September 30, 2007, of $483.4 million and 61 percent. Working capital, excluding cash and cash equivalents, increased to $241.8 million at September 30, 2008, from $165.3 million at September 30, 2007, primarily as a result of the addition of Post Foods.

Operating Activities

Cash provided by operating activities was $132.0 million, $218.3 million, and $52.8 million in 2008, 2007, and 2006, respectively, affected most significantly by fluctuations in proceeds from our accounts receivable sale program. During fiscal 2008, 2007, and 2006, proceeds increased $4.2 million, increased $45.8 million, and decreased $49.0 million, respectively. This explains $94.8 million of the increase in cash from operating activities from 2006 to 2007 and $41.6 million of the decrease from 2007 to 2008. See “Off-Balance Sheet Financing” below for more information about the sale of receivables. In 2006, operating cash flows were reduced by contributions to our qualified pension plan of $25 million. No such contributions were made in 2007 or 2008. See Note 15 for more information about pension plans, including the funded status. Remaining changes are due to increased sales and fluctuations in other components of working capital, particularly the build up of receivables and payables related to Post Foods. No trade receivables or payables were acquired from Kraft Foods Inc. in the acquisition.

Investing Activities

Net cash paid for business acquisitions totaled $20.3 million in fiscal 2008 (Post Foods), $331.9 million in fiscal 2007 (Cottage Bakery, Bloomfield Bakers, and Pastries Plus), and $110.1 million in fiscal 2006 (Western Waffles and Parco). See Note 2 for more information about these acquisitions.

Capital expenditures were $62.5 million, $51.7 million, and $58.1 million in fiscal years 2008, 2007, and 2006, respectively. Expenditures in these three years included information systems projects and special projects at the recently acquired businesses. Capital expenditures for fiscal 2009 are expected to be $140-$150 million, including approximately $50 million of Post Foods asset decoupling and information systems expenditures. As discussed below, we have adequate capacity under current borrowing arrangements to meet these cash needs.

Financing Activities

On December 21, 2005, we issued Fixed Rate Senior Notes, Series E and Series F, totaling $175 million, with $100 million due in 2015 and $75 million due in 2012. On February 22, 2006, we repaid the remaining $100.0 million outstanding under Floating Rate Senior Notes, Series A, with proceeds from the issuance of Floating Rate Senior Notes, Series G and Series H, maturing in February 2011. On January 18, 2007, we issued Fixed Rate Senior Notes, Series I, totaling $100.0 million in two tranches: $75.0 million and $25.0 million. One third of each tranche must be repaid on January 18, 2015, 2017, and 2019. On May 11, 2007, we issued Fixed Rate Senior Notes, Series J, totaling $100.0 million due in 2022. On August 4, 2008, we assumed ownership of Fixed Rate Notes maturing 2018 totaling $577.5 million, Floating Rate Notes maturing 2018 totaling $20.0 million, Fixed Rate Notes maturing 2020 totaling $67.0 million, Term Loan A-1 totaling $100.0 million, and Term Loan A-2 totaling $200.0 million. On July 18, 2008, we entered into a new three-year $400 million revolving credit agreement with 15 banks, replacing the similar agreement established on December 27, 2005. Total remaining availability under our $400 million revolving credit agreement and our $15 million of uncommitted credit arrangements was $268.0 million as of September 30, 2008. Of the $400 million revolving credit agreement, Ralcorp could only borrow up to $275 million as of September 30, 2008. The incremental $125 million became available upon repayment of the $100 million Term Loan A-1 in October 2008.

All of our notes provide that, if we elect to pay additional interest, our ratio of “Total Debt” to “Adjusted EBITDA” (each term as defined in the debt agreements) may exceed the 3.5 to 1.0 limit, but be no greater than 4.0 to 1.0, for a period not to exceed 12 consecutive months. As of September 30, 2008, the ratio of Total Debt to Adjusted EBITDA was 3.1 to 1.0, and we were also in compliance with all other debt covenants.

Supplementing our available borrowing capacity, under the agreement described under “Off-Balance Sheet Financing” below, we could choose to sell up to $75 million of ownership interests in accounts receivable, but we had sold only $50.0 million of such interests as of September 30, 2008. To date, we have not experienced a disruption in the market for our secured receivables-based financing. In the event of such disruption, we presently have sufficient borrowing capacity under our committed revolving credit agreement. Further cash needs could be met through the sale of the Company’s investment in Vail Resorts, Inc. Based on the closing market price of Vail stock on November 21, 2008, and excluding the shares already under forward sale contracts (discussed in the following paragraph), we could realize approximately $24.9 million in cash through the sale of this investment, net of income taxes, over a period of approximately two months.

In fiscal 2006, we entered into forward sale contracts relating to 3.75 million shares of our Vail common stock and received $110.5 million under the discounted advance payment feature of the contracts. In November 2006, we entered into another contract relating to 1.2 million shares and received $29.5 million. These contracts operate as a hedge of the cash flows expected from the sale of Vail shares in the future. At the maturity dates in the contracts, we can deliver a variable number of shares of Vail stock to the counterparty or settle the contracts with cash. The number of shares (or amount of cash) to be delivered will depend upon the market price of Vail shares at the settlement dates. On November 21, 2008, the first maturity date under the contracts, we delivered 890,000 shares. A summary of open contract terms follows:

Maturity Date	Maximum Shares	Minimum Shares	Floor Price	Cap Price
November 2009	985,050	783,028	$38.34	$48.23
November 2010	890,000	632,551	34.59	48.67
November 2011	985,050	681,695	38.34	55.40
November 2013	1,200,000	570,825	35.29	74.19

Because Ralcorp accounts for its investment in Vail Resorts using the equity method, we are currently precluded from using hedge accounting under FAS 133 for these contracts. Accordingly, we must report changes to the fair value of these contracts within our statement of earnings. These gains or losses have no impact on our cash flows. The fair value of the contracts is dependent on several variables including the market price of Vail stock (which was $34.95 at September 30, 2008, $62.29 at September 30, 2007, and $40.02 at September 30, 2006), estimated future Vail stock price volatility, interest rates, and the time remaining to the contract maturity dates.

A stock repurchase program was initiated in August 2005, and we purchased a total of $134.9 million of Ralcorp stock (3,422,000 shares) in fiscal 2006 and $78.8 million (1,382,500 shares) in fiscal 2007. An additional 100,000 shares were purchased at prevailing market prices for a total cost of $5.6 million during fiscal year 2008. On May 25, 2006, the Board of Directors authorized the repurchase of up to 2,000,000 additional shares, of which 517,500 remain available for repurchase as of September 30, 2008.

Off-Balance Sheet Financing

As an additional source of liquidity, on September 24, 2001, Ralcorp entered into an agreement to sell, on an ongoing basis, all of its trade accounts receivable to a wholly owned, bankruptcy-remote subsidiary called Ralcorp Receivables Corporation (RRC). RRC entered into a related arrangement to sell up to $66.0 million of undivided percentage ownership interests in qualifying receivables to a bank commercial paper conduit (the Conduit). As of September 30, 2008, the accounts receivable of the Frozen Bakery Products segment and the recently acquired Medallion, Bloomfield Bakers and Post Foods businesses had not been incorporated into the sale agreement and were not being sold to RRC. In October 2008, most of the component businesses of the Frozen Bakery Products segment were added to the agreement and the maximum amount that RRC can sell to the Conduit was increased to $75.0 million. Covenants in the new agreement include requirements that “EBIT” be at least three times “Consolidated Interest Expense”, and that “Total Debt” not exceed 3.75 times “Adjusted EBITDA” (each term as defined in the agreement). RRC’s only business activities relate to acquiring and selling interests in Ralcorp’s receivables. Upon the agreement’s termination, the Conduit would be entitled to all cash collections on RRC’s accounts receivable until its purchased interest has been repaid. The agreement is renegotiated annually and will terminate in October 2009, unless again extended.

The trade receivables sale arrangement with RRC represents “off-balance sheet financing” since the sale results in assets being removed from our balance sheet rather than resulting in a liability to the Conduit. The organizational documents of RRC and the terms of the agreements governing the receivables sale transactions make RRC a qualifying special purpose entity. As such, it is not to be consolidated in Ralcorp’s financial statements under generally accepted accounting principles. Furthermore, the “true sale” nature of the arrangement requires Ralcorp to account for RRC’s transactions with the Conduit as a sale of accounts receivable instead of reflecting the Conduit’s net investment as debt with a pledge of accounts receivable as collateral. If RRC were not a qualifying special purpose entity and if the arrangement were not considered a “true sale,” the outstanding balance of receivables would remain on Ralcorp’s balance sheet, proceeds received from the Conduit ($50.0 million as of September 30, 2008) would be shown as short-term debt, and there would be no investment in RRC. See further discussion in Note 10.

Contractual Obligations

In the normal course of business, we enter into contracts and commitments which obligate us to make payments in the future. The table below sets forth our significant future obligations by time period as of September 30, 2008.

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Long-term debt obligations (a)	$2,428.8	$260.7	$383.1	$421.0	$1,364.0
Operating lease obligations (b)	79.9	12.6	22.7	18.0	26.6
Purchase obligations (c)	362.1	318.7	42.5	.9	-
Deferred compensation obligations (d)	32.6	5.5	6.0	9.0	12.1
Benefit obligations (e)	256.5	10.8	22.4	27.6	195.7

Total	$3,159.9	$608.3	$476.7	$476.5	$1,598.4

(a)	Long-term debt obligations include principal payments, interest payments, and interest rate swap settlements based on interest rates at September 30, 2008. See Note 13 for details.
(b)	Operating lease obligations consist of minimum rental payments under noncancelable operating leases, as shown in Note 14.
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

INFLATION

We recognize that inflationary pressures have had an adverse effect on the Company through higher raw material and fuel costs, as discussed above. It is our view that inflation has not had a material adverse impact on operations in the three years ended September 30, 2008.

CURRENCY

Certain sales and costs of our Western Waffles business and (upon acquisition in August 2008) the Canadian operations of our Post Foods business, were denominated in Canadian dollars. Consequently, profits from these businesses can be impacted by fluctuations in the value of Canadian dollars relative to U.S. dollars. When practical, we use various types of currency hedges to reduce the economic impact of currency fluctuations.

OUTLOOK

Our strategy is to continue to grow the Company by capitalizing on the opportunities in the food business including private label, branded and foodservice arenas. In the past few years, we have taken substantial steps to reshape the Company and achieve sufficient scale in the categories in which we operate. We expect to continue to improve our business mix through volume and profit growth of existing businesses, as well as through acquisitions or strategic alliances. We will continue to explore those acquisition opportunities that strategically fit with our intention to be the premier provider of high value food products. The following paragraphs discuss significant trends that we believe will impact our results.

The Company purchases significant quantities of certain ingredients (e.g., wheat flour, soybean oil, corn syrup and sweeteners, peanuts and various tree nuts, other grain products, cocoa, fruits), packaging materials (e.g., resin, glass, paper products), energy (e.g., natural gas), and transportation services. In recent years, the costs of some of these items, notably wheat and corn products (as well as other grain products), peanuts, and petroleum-related products, have increased significantly compared to values realized in fiscal 2006. Notwithstanding recent declines in the spot prices of certain commodities and petroleum, for fiscal 2009, Ralcorp currently expects net year-over-year increases in unit costs for ingredients and packaging. In addition, freight costs, which include surcharges based upon the price of diesel fuel, have increased over the past several years and are expected to remain at elevated levels in fiscal 2009, thereby putting continued pressure on profit margins. The effects of rising costs on our past results of operations have been mitigated to some extent through hedging and forward purchase contracts, as well as selling price increases and volume improvements in some of our businesses. We expect that similar mitigation efforts and continued cost reduction efforts will reduce the impact of the anticipated increases; however, these efforts are not likely to fully offset these cost increases in a timely manner.

The Company’s primary objective for fiscal 2009 is the successful transition and integration of the Post Foods operations into Ralcorp. Post Foods is currently operating under a twelve-month transition services agreement (TSA) with Kraft Foods Inc. (the former owner) which covers many key business activities for Post Foods. Ralcorp is incurring significant costs and management effort related to transitioning Post Foods off the TSA and into Ralcorp operations, including decoupling the cereal assets of Post Foods from those of other operations of Kraft, developing stand-alone Post Foods information systems, developing independent sales, logistics and purchasing functions for Post Foods, and other significant integration undertakings. While a portion of the costs associated with this effort are capitalized, the expense portion totaled $7.9 million in the six months ended September 30, 2008. The Company expects these transition and integration costs to continue through fiscal 2009.

The Post Foods business is also seasonal, and we expect its sales and operating profits to be significantly greater in our third and fourth fiscal quarters.

As a result of Ralcorp’s expected lower ownership of Vail Resorts, the Company anticipates its fiscal 2009 reported equity in earnings of Vail Resorts will decline from amounts reported in fiscal 2008.

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

Pension assets and liabilities are determined on an actuarial basis and are affected by the estimated market-related value of plan assets; estimates of the expected return on plan assets, discount rates, and future salary increases; and other assumptions inherent in these valuations. We annually review the assumptions underlying the actuarial calculations and make changes to these assumptions, based on current market conditions and historical trends, as necessary. Actual changes in the fair market value of plan assets and differences between the actual return on plan assets and the expected return on plan assets will affect the amount of pension expense or income ultimately recognized. The other postretirement benefits liability is also determined on an actuarial basis and is affected by assumptions including the discount rate and expected trends in healthcare costs. Changes in the discount rate and differences between actual and expected healthcare costs will affect the recorded amount of other postretirement benefits expense. For both pensions and postretirement benefit calculations, the assumed discount rate is determined by projecting the plans’ expected future benefit payments as defined for the projected benefit obligation or accumulated postretirement benefit obligation, discounting those expected payments using a theoretical zero-coupon spot yield curve derived from a universe of high-quality (rated Aa or better by Moody’s Investor Service) corporate bonds as of the measurement date, and solving for the single equivalent discount rate that results in the same present value. A 1% decrease in the assumed discount rate (from 7.3% to 6.3%) would have increased the recorded benefit obligations at September 30, 2008 by approximately $20 million for pensions and approximately $15 million for other postretirement benefits. See Note 15 for more information about pension and other postretirement benefit assumptions.

Liabilities for workers’ compensation claims and accrued healthcare costs (including a reserve for claims incurred but not yet reported) are estimated based on details of current claims, historical experience, and expected trends determined on an actuarial basis.

We account for stock-based compensation in accordance with FAS 123(R), Share-Based Payment. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period for awards expected to vest. Determining the fair value of share-based awards at the grant date requires judgment, including estimating the expected term, expected stock price volatility, risk-free interest rate, and expected dividends. In addition, judgment is required in estimating the amount of share-based awards that are expected to be forfeited before vesting. The original estimate of the grant date fair value is not subsequently revised unless the awards are modified, but the estimate of expected forfeitures is revised throughout the vesting period and the cumulative stock-based compensation cost recognized is adjusted accordingly. See Note 17 for more information about stock-based compensation and our related estimates.

We account for our investment in Vail Resorts, Inc using the equity method of accounting. The equity method is generally applied to investments that represent 20% to 50% ownership of the common stock of the affiliate. While our ownership percentage is slightly less than 20%, generally accepted accounting principles requires use of the equity method when an investor corporation can exercise significant influence over the operations and financial policies of the investee corporation. As two of the Company’s directors currently serve as directors of Vail, significant influence is established. Since the equity method is used, the forward sale contracts related to shares of

Vail common stock do not qualify for hedge accounting and any gains or losses on the contracts are immediately recognized in earnings. The contracts are marked to fair value based on the Black-Scholes valuation model. Key assumptions used in the valuation include the Vail stock price, expected stock price volatility, and the risk-free interest rate. See Note 7 for more information about the Vail forward sale contracts.

We estimate income tax expense based on taxes in each jurisdiction, including (effective November 15, 2005) Canada. We estimate current tax exposures together with temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These temporary differences result in deferred tax assets and liabilities. We believe that sufficient income will be generated in the future to realize the benefit of most of our deferred tax assets. Where there is not sufficient evidence that such income is likely to be generated, we establish a valuation allowance against the related deferred tax assets. We are subject to periodic audits by governmental tax authorities of our income tax returns. These audits generally include questions regarding our tax filing positions, including the amount and timing of deductions and the allocation of income among various tax jurisdictions. We evaluate our exposures associated with our tax filing positions, including state and local taxes, and record reserves for estimated exposures. As of the end of fiscal 2008, three years (2005, 2006 and 2007) were subject to audit by the Internal Revenue Service.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

In the ordinary course of business, the Company is exposed to commodity price risks relating to the acquisition of raw materials and fuels. Ralcorp utilizes derivative financial instruments, including futures contracts, options and swaps, to manage certain of these exposures when it is practical to do so. As of September 30, 2008, a hypothetical 10% adverse change in the market price of the Company’s principal hedged commodities, including wheat, linerboard, soybean oil, corn, and natural gas, would have decreased the fair value of the Company’s commodity-related derivatives portfolio by approximately $3.8 million. As of September 30, 2007, a hypothetical 10% adverse change in the market price of the Company’s principal hedged commodities, including linerboard, wheat, natural gas, and heating oil, would have decreased the fair value of the Company’s commodity-related derivatives portfolio by approximately $14.2 million. This volatility analysis ignores changes in the exposures inherent in the underlying hedged transactions. Because the Company does not hold or trade derivatives for speculation or profit, all changes in derivative values are effectively offset by corresponding changes in the underlying exposures. For more information, see Note 1 and Note 12 to the financial statements included in Item 8.

Interest Rate Risk

The Company has interest rate risk related to its debt. Changes in interest rates impact fixed and variable rate debt differently. For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas a change in the interest rates on variable rate debt will impact interest expense and cash flows. At September 30, 2008, Ralcorp’s financing arrangements included $1,220.8 million of fixed rate debt and $448.0 million of variable rate debt. However, in December 2004, $100 million of the variable rate debt was effectively fixed at 4.76% through December 2009 with an interest rate swap contract.

As of September 30, 2008 and 2007, the fair value of the Company’s fixed rate debt was approximately $1,122.6 million and $608.9 million, respectively, based on the discounted amount of future cash flows using Ralcorp’s incremental rate of borrowing for similar debt. A hypothetical 10% decrease in interest rates would increase the fair value of the fixed rate debt by approximately $56.8 million.

With respect to variable rate debt, including the effect of the interest rate swap, a hypothetical 10% change in interest rates would not have had a material impact on the Company’s reported net earnings or cash flows in fiscal 2008 or 2007.

The fair value of the interest rate swap contract was a negative $1.0 million at September 30, 2008. A hypothetical 10% decrease in expected future interest rates would reduce that fair value by $1.1 million.

For more information, see Note 1, Note 12, and Note 13 to the financial statements included in Item 8.

Foreign Currency Risk

The Company has foreign currency exchange rate risk related to its Canadian subsidiaries, whose functional currency is the Canadian dollar. While nearly all of those subsidiaries’ cash outflows are denominated and paid in Canadian dollars, most of their cash inflows are denominated and received in U.S. dollars. The Company uses foreign exchange forward contracts to hedge the risk of fluctuations in future cash flows and earnings related to fluctuations in the exchange rate between the Canadian dollar and U.S. dollar. A hedging offset is accomplished because the gain or loss on the forward contracts occurs on or near the date of the anticipated transactions. As of September 30, 2008, the Company held foreign exchange forward contracts with a total notional amount of $31 million and a fair value of negative $1.1 million. A hypothetical 10% increase in the expected CAD-USD exchange rates would have reduced that fair value by $3.2 million. As of September 30, 2007, the Company held foreign exchange forward contracts with a total notional amount of $13 million and a fair value of $1.3 million. A hypothetical 10% increase in the expected CAD-USD exchange rates would have reduced that fair value by $1.3 million. For more information, see Note 1 and Note 12 to the financial statements included in Item 8.

Equity Price Risk

The Company has equity price risk related to its investment in Vail Resorts, Inc. To limit the risk of a significant decline in the market price of Vail stock, the Company entered into forward sale contracts which include price collars. At the maturity dates in the contracts, we can deliver a variable number of shares of Vail stock to the counterparty or settle the contracts with cash. The number of shares (or amount of cash) to be delivered will depend upon the market price of Vail shares at the settlement dates. A summary of terms for contracts held at September 30, 2008 are included in a table under “LIQUIDITY AND CAPITAL RESOURCES” in Item 7. Because Ralcorp accounts for its investment in Vail Resorts using the equity method, it is currently precluded from using hedge accounting under FAS 133 for these contracts. Accordingly, it must report changes to the fair value of these contracts within the statement of earnings. These gains or losses have no impact on current cash flows. The fair value of the contracts is dependent on several variables including the market price of Vail stock, estimated future Vail stock price volatility, interest rates, and the time remaining to the contract maturity dates. As of September 30, 2008, a hypothetical 10% increase in the Vail stock price would have increased the fair value of the total contract liability by approximately $12.7 million, holding all other variables constant. As of September 30, 2007, a hypothetical 10% increase in the Vail stock price would have increased the fair value of the total contract liability by approximately $27.6 million, holding all other variables constant. For more information, see Note 5 and Note 6 to the financial statements included in Item 8, along with related discussions under “LIQUIDITY AND CAPITAL RESOURCES” in Item 7.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Ralcorp Holdings, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Under the supervision and with the participation of management, including the Co-Chief Executive Officers and Controller and Chief Accounting Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under this framework, management concluded that our internal control over financial reporting was effective as of September 30, 2008 at the reasonable assurance level. We have excluded Post Foods from the assessment of internal control over financial reporting as of September 30, 2008 because it was acquired by the Company in purchase business combinations during 2008. Post Foods assets and revenues represented 66% and 6%, respectively, of the related consolidated financial statement amounts as of and for the year ended September 30, 2008. The effectiveness of our internal control over financial reporting as of September 30, 2008 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report (on the following page).

/s/ KEVIN J. HUNT	/s/ DAVID P. SKARIE	/s/ THOMAS G. GRANNEMAN

Kevin J. Hunt	David P. Skarie	Thomas G. Granneman
Co-Chief Executive Officer	Co-Chief Executive Officer	Controller and Chief Accounting Officer

December 1, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Ralcorp Holdings, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statement of earnings, of cash flows, and of shareholders’ equity present fairly, in all material respects, the financial position of Ralcorp Holdings, Inc. and its subsidiaries at September 30, 2008, and 2007, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 15 to the consolidated financial statements, the company adopted Statement of Financial Accounting Standard No. 158, Employer’s Accounting for Defined Benefit Pension and Other Postretirement Plans, on September 30, 2007.

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

As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Post Foods from its assessment of internal control over financial reporting as of September 30, 2008 because it was acquired by the Company in a purchase business combination during fiscal 2008. We have also excluded Post Foods from our audit of internal control over financial reporting. Post Foods is a wholly owned subsidiary, with total assets and total revenues representing 66% and 6% of the related consolidated financial statement amounts as of and for the year ended September 30, 2008.

/s/ PRICEWATERHOUSECOOPERS LLP

December 1, 2008
St. Louis, MO

RALCORP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EARNINGS

(Dollars in millions except per share data, shares in thousands)

	Year Ended September 30,
	2008	2007	2006
Net Sales	$2,824.4	$2,233.4	$1,850.2
Cost of products sold	(2,318.1)	(1,819.2)	(1,497.2)

Gross Profit	506.3	414.2	353.0
Selling, general and administrative expenses	(328.4)	(252.8)	(226.4)
Interest expense, net	(54.6)	(42.3)	(28.1)
Gain (loss) on forward sale contracts	111.8	(87.7)	(9.8)
Gain on sale of securities	7.1	-	2.6
Restructuring charges	(1.7)	(.9)	(.1)

Earnings before Income Taxes and Equity Earnings	240.5	30.5	91.2
Income taxes	(86.7)	(7.5)	(29.9)

Earnings before Equity Earnings	153.8	23.0	61.3
Equity in earnings of Vail Resorts, Inc., net of related deferred income taxes	14.0	8.9	7.0

Net Earnings	$167.8	$31.9	$68.3

Basic Earnings per Share	$5.51	$1.20	$2.46

Diluted Earnings per Share	$5.38	$1.17	$2.41

Weighted Average Shares for Basic Earnings per Share	30,321	26,382	27,663
Dilutive effect of:
Stock options	560	562	502
Restricted stock awards	98	39	39
Stock appreciation rights	89	67	-

Weighted Average Shares for Diluted Earnings per Share	31,068	27,050	28,204

See accompanying Notes to Consolidated Financial Statements.

RALCORP HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In millions except share and per share data)

	September 30,
	2008	2007
Assets
Current Assets
Cash and cash equivalents	$14.1	$9.9
Marketable securities	9.2	6.9
Investment in Ralcorp Receivables Corporation	56.5	55.3
Receivables, net	160.1	89.1
Due from Kraft Foods Inc.	49.0	-
Inventories	337.0	227.1
Deferred income taxes	16.5	-
Prepaid expenses and other current assets	5.4	10.4

Total Current Assets	647.8	398.7
Investment in Vail Resorts, Inc.	126.0	110.9
Property, Net	903.1	460.6
Goodwill	2,454.3	569.3
Other Intangible Assets, Net	1,189.5	270.5
Other Assets	23.2	43.1

Total Assets	$5,343.9	$1,853.1

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts and notes payable	$204.7	$150.8
Deferred income taxes	-	5.2
Other current liabilities	187.2	67.5

Total Current Liabilities	391.9	223.5
Long-term Debt	1,668.8	763.6
Deferred Income Taxes	601.6	39.9
Other Liabilities	270.1	342.7

Total Liabilities	2,932.4	1,369.7

Commitments and Contingencies
Shareholders’ Equity
Common stock, par value $.01 per share Authorized: 300,000,000 shares Issued: 63,476,635 and 33,011,317 shares, respectively	.6	.3
Additional paid-in capital	1,919.6	121.6
Common stock in treasury, at cost (7,195,555 and 7,242,196 shares, respectively)	(257.3)	(256.9)
Retained earnings	768.9	601.1
Accumulated other comprehensive (loss) income	(20.3)	17.3

Total Shareholders’ Equity	2,411.5	483.4

Total Liabilities and Shareholders’ Equity	$5,343.9	$1,853.1

See accompanying Notes to Consolidated Financial Statements.

RALCORP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended September 30,
	2008	2007	2006
Cash Flows from Operating Activities
Net earnings	$167.8	$31.9	$68.3
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization	99.5	82.4	66.8
Sale of receivables, net	4.2	45.8	(49.0)
Contributions to qualified pension plan	-	-	(25.0)
Equity in earnings of Vail Resorts, Inc.	(21.7)	(13.7)	(10.8)
(Gain) loss on forward sale contracts	(111.8)	87.7	9.8
Deferred income taxes	13.1	(33.0)	6.5
Stock-based compensation expense	11.5	8.2	5.7
Gain on sale of securities	(7.1)	-	(2.6)
Other changes in current assets and liabilities, net of effects of business acquisitions:
(Increase) decrease in receivables	(86.4)	15.5	(21.1)
Increase in due from Kraft Foods Inc.	(49.0)	-	-
Increase in inventories	(6.6)	(14.7)	(6.9)
Decrease (increase) in prepaid expenses and other current assets	5.0	(2.2)	(3.0)
Increase (decrease) in accounts payable and other current liabilities	115.4	(2.3)	2.8
Other, net	(1.9)	12.7	13.7

Net Cash Provided by Operating Activities	132.0	218.3	55.2

Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	(20.3)	(331.9)	(110.1)
Additions to property and intangible assets	(62.5)	(51.7)	(58.1)
Proceeds from sale of property	.2	.2	2.2
Purchases of securities	(38.8)	(8.9)	(1.3)
Proceeds from sale or maturity of securities	50.4	4.8	2.7

Net Cash Used by Investing Activities	(71.0)	(387.5)	(164.6)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	-	200.0	275.0
Repayment of long-term debt	(39.7)	(29.0)	(100.0)
Net (repayments) borrowings under credit arrangements	(20.0)	40.0	(44.6)
Advance proceeds from forward sale of investment	-	29.5	110.5
Purchase of treasury stock	(5.6)	(78.8)	(134.9)
Proceeds and tax benefits from exercise of stock options	3.9	5.5	11.9
Change in book cash overdrafts	4.5	(7.2)	4.4
Other, net	.1	-	-

Net Cash (Used) Provided by Financing Activities	(56.8)	160.0	122.3

Net Increase (Decrease) in Cash and Cash Equivalents	4.2	(9.2)	12.9
Cash and Cash Equivalents, Beginning of Year	9.9	19.1	6.2

Cash and Cash Equivalents, End of Year	$14.1	$9.9	$19.1

See accompanying Notes to Consolidated Financial Statements.

RALCORP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in millions except per share data, shares in thousands)

	Common Stock	Additional Paid-In Capital	Common Stock in Treasury	Retained Earnings	Accum. Other Comprehensive Income (Loss)	Total
Balance, September 30, 2005	$.3	$115.6	$(65.8)	$500.9	$(32.7)	$518.3
Net earnings				68.3		68.3
Minimum pension liability adjustment, net of $1.2 tax expense					3.4	3.4
Cash flow hedging adjustments, net of $1.0 tax expense					1.7	1.7
Foreign currency translation adjustment, net of $2.2 tax expense					3.9	3.9

Comprehensive income						77.3
Stock purchased (3,422 shares)			(134.9)			(134.9)
Stock options & stock appreciation rights exercised (421 shares)		(2.2)	12.4			10.2
Restricted stock issued (9 shares)		(.2)	.2			-
Stock-based compensation expense		5.7				5.7
Activity under deferred compensation plans (13 shares)		(.6)	.4			(.2)

Balance, September 30, 2006	$.3	$118.3	$(187.7)	$569.2	$(23.7)	$476.4
Net earnings				31.9		31.9
Minimum pension liability adjustment, net of $16.7 tax expense					28.9	28.9
Cash flow hedging adjustments, net of $10.5 tax expense					17.7	17.7
Foreign currency translation adjustment, net of $2.2 tax benefit					14.6	14.6

Comprehensive income						93.1
Adjustment to initially apply FAS 158, net of $12.1 tax benefit					(20.2)	(20.2)
Stock purchased (1,382 shares)			(78.8)			(78.8)
Stock options & stock appreciation rights exercised (154 shares)		.2	4.8			5.0
Restricted stock issued (142 shares)		(4.4)	4.4			-
Stock-based compensation expense		8.2				8.2
Activity under deferred compensation plans (15 shares)		(.7)	.4			(.3)

Balance, September 30, 2007	$.3	$121.6	$(256.9)	$601.1	$17.3	$483.4
Net earnings				167.8		167.8
Benefit plan adjustment, net of $.9 tax expense					1.3	1.3
Cash flow hedging adjustments, net of $18.4 tax benefit					(31.5)	(31.5)
Foreign currency translation adjustment					(7.4)	(7.4)

Comprehensive income						130.2
Common stock issued (30,466 shares)	.3	1,788.1				1,788.4
Stock purchased (100 shares)			(5.6)			(5.6)
Stock options & stock appreciation rights exercised (100 shares)		.4	3.5			3.9
Restricted stock issued (30 shares)		(1.1)	1.1			-
Stock-based compensation expense		11.4				11.4
Activity under deferred compensation plans (16 shares)		(.8)	.6			(.2)

Balance, September 30, 2008	$.6	$1,919.6	$(257.3)	$768.9	$(20.3)	$2,411.5

See accompanying Notes to Consolidated Financial Statements.

RALCORP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions except per share data)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation – The financial statements are presented on a consolidated basis and include the accounts of Ralcorp and its majority-owned subsidiaries, except Ralcorp Receivables Corporation (see Note 10). All significant intercompany transactions have been eliminated. The Company’s investment in Vail Resorts, Inc. is presented on the equity basis (see Note 5).

Estimates – The financial statements have been prepared in conformity with generally accepted accounting principles, which require management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates and assumptions.

Cash Equivalents include all highly liquid investments with original maturities of less than three months.

Receivables are reported at net realizable value. This value includes appropriate allowances for doubtful accounts, cash discounts, and other amounts which the Company does not ultimately expect to collect. The Company calculates the allowance for doubtful accounts based on historical losses and the economic status of, and its relationship with, its customers, especially those identified as “at risk.” A receivable is considered past due if payments have not been received within the agreed upon invoice terms. Receivables are written off against the allowance when the customer files for bankruptcy protection or is otherwise deemed to be uncollectible based upon the Company’s evaluation of the customer’s solvency. Refer to Note 9, Note 10, and Note 11 for more information about receivables and the allowance for doubtful accounts.

Inventories are generally valued at the lower of average cost (determined on a first-in, first-out basis) or market. Reported amounts have been reduced by an allowance for obsolete product and packaging materials based on a review of inventories on hand compared to estimated future usage and sales (see Note 9 and Note 11).

Derivative Financial Instruments and Hedging – In the ordinary course of business, the Company is exposed to commodity price risks relating to the acquisition of raw materials and supplies, interest rate risks relating to debt, and foreign currency exchange rate risks. Authorized individuals within the Company may utilize derivative financial instruments, including (but not limited to) futures contracts, option contracts, forward contracts and swaps, to manage certain of these exposures by hedging when it is practical to do so. The terms of these instruments generally do not exceed eighteen months for commodities, five years for interest rates, and two years for foreign currency. The Company is not permitted to engage in speculative or leveraged transactions and will not hold or issue financial instruments for trading purposes. Hedge accounting is only applied when the derivative is deemed to be highly effective at offsetting changes in fair values or anticipated cash flows of the hedged item or transaction. Earnings impacts for all designated hedges are reported in the statement of earnings within the same line item as the gain or loss on the item being hedged. Since the hedging activities relate to operations, related cash flows are included in the statement of cash flows in cash flows from operating activities. For a fair value hedge of a recognized asset or liability or unrecognized firm commitment, the entire change in fair value of the derivative is recorded in earnings as incurred. For a cash flow hedge of an anticipated transaction, the ineffective portion of the change in fair value of the derivative is recorded in earnings as incurred, whereas the effective portion is deferred in accumulated other comprehensive income in the balance sheet until the transaction is realized, at which time any deferred hedging gains or losses are recorded in earnings. For more information about our hedging activities, see Note 12.

Property is recorded at cost, and depreciation expense is generally provided on a straight-line basis over the estimated useful lives of the properties. Estimated useful lives range from 3 to 15 years for machinery and equipment and 10 to 50 years for buildings and leasehold improvements. Total depreciation expense was $70.3, $58.7, and $53.4 in fiscal 2008, 2007, and 2006, respectively. Repair and maintenance costs incurred in connection with planned major maintenance activities are accounted for under the direct expensing method. At September 30, property consisted of:

	2008	2007
Land	$26.9	$14.2
Buildings and leasehold improvements	266.5	149.1
Machinery and equipment	996.0	663.1
Construction in progress	60.9	21.3

	1,350.3	847.7
Accumulated depreciation	(447.2)	(387.1)

	$903.1	$460.6

Other Intangible Assets consist of computer software purchased or developed for internal use and customer relationships, trademarks, computer software, and miscellaneous intangibles acquired in business combinations (see Note 2). Amortization expense related to intangible assets, which is provided on a straight-line basis over the estimated useful lives of the assets, was $29.2, $23.7, and $13.4 in fiscal 2008, 2007, and 2006, respectively. For the intangible assets recorded as of September 30, 2008, amortization expense of $37.2, $35.2, $32.8, $32.5, and $31.4 is scheduled for fiscal 2009, 2010, 2011, 2012, and 2013, respectively. Other intangible assets consisted of:

	September 30, 2008			September 30, 2007
	Carrying Amount	Accum. Amort.	Net Amount	Carrying Amount	Accum. Amort.	Net Amount
Computer software	$34.7	$(24.2)	$10.5	$45.2	$(32.0)	$13.2
Customer relationships	422.2	(54.4)	367.8	262.9	(34.0)	228.9
Trademarks/brands	808.4	(6.3)	802.1	20.2	(4.1)	16.1
Other	13.1	(4.0)	9.1	14.0	(1.7)	12.3

	$1,278.4	$(88.9)	$1,189.5	$342.3	$(71.8)	$270.5

Recoverability of Assets – The Company continually evaluates whether events or circumstances have occurred which might impair the recoverability of the carrying value of its assets, including property, identifiable intangibles, goodwill, and investment in Ralcorp Receivables Corporation. An asset is deemed impaired and written down to its fair value if estimated related future cash flows are less than its carrying amount.

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

Cost of Products Sold includes, among other things, inbound and outbound freight costs and depreciation expense related to assets used in production, while storage and other warehousing costs are included in “Selling, general, and administrative expenses.” Storage and other warehousing costs totaled $63.0, $57.3, and $57.3 in fiscal 2008, 2007, and 2006, respectively.

Advertising, Repair, and Maintenance Costs are expensed as incurred.

Stock-based Compensation – On October 1, 2005, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” (FAS 123(R)), which replaces FAS 123 and supersedes APB Opinion No. 25. FAS 123(R) requires entities to recognize the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). The Company followed the nominal vesting period approach prior to October 1, 2005 (for pro forma disclosure purposes) and must continue following that approach for awards outstanding as of that date, but applies the non-substantive vesting period approach to new grants that have retirement eligibility provisions. See Note 17 for disclosures related to stock-based compensation.

Income Tax Expense is estimated based on taxes in each jurisdiction and includes the effects of both current tax exposures and the temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These temporary differences result in deferred tax assets and liabilities. A valuation allowance is established against the related deferred tax assets to the extent that it is not more likely than not that the future benefits will be realized. Reserves are recorded for estimated exposures associated with the Company’s tax filing positions, which are subject to periodic audits by governmental taxing authorities. Interest due to an underpayment of income taxes is classified as income taxes. The Company considers the undistributed earnings of its foreign subsidiaries to be permanently invested, so no U.S. taxes have been provided for those earnings. See Note 4 for disclosures related to income taxes.

Recently Issued Accounting Standards – Significant developments in accounting rules are discussed below.

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” in order to clarify the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Ralcorp adopted FIN 48 on October 1, 2007, with no impact other than balance sheet classification.

In September 2006, the Financial Accounting Standards Board issued FAS 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” an amendment of FASB Statements No. 87, 88, 106, and 132(R). This statement requires an entity to recognize the funded status of its defined benefit pension plans and other postretirement benefit plans on the balance sheet and to recognize changes in the funded status that arise during the period but are not recognized as components of net periodic benefit cost within other comprehensive income, net of income taxes. FAS 158 also requires measurement of the defined benefit plan assets and obligations as of the balance sheet date. Ralcorp has historically measured plan assets and obligations at the balance sheet date and will continue to do so. The Company adopted this Statement’s recognition provisions at September 30, 2007, with no effect on reported net earnings or cash flows.

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

NOTE 2 – ACQUISITIONS AND GOODWILL

Each of the following acquisitions was accounted for using the purchase method of accounting, whereby the results of operations of each of the following acquisitions are included in the consolidated statements of earnings from the date of acquisition. The purchase price, including costs of acquisition, was allocated to acquired assets and liabilities based on their estimated fair values at the date of acquisition, and any excess was allocated to goodwill, as shown in the following table. For the fiscal 2008 acquisition of Post Foods, the allocation is subject to change pending the completion of certain valuations (primarily intangible assets and deferred tax assets and liabilities).

	Post Foods	Pastries Plus	Bloomfield Bakers	Cottage Bakery	Parco	Western Waffles
Cash	$68.9	$-	$1.5	$.1	$-	$1.1
Receivables	2.6	-	12.8	8.5	2.1	5.7
Inventories	104.0	.1	10.2	5.5	3.7	3.7
Other current assets	-	-	.5	.4	.1	.5
Property	457.5	.8	25.6	39.1	6.2	33.2
Goodwill	1,875.7	10.6	47.3	57.6	13.1	33.4
Other intangible assets	956.5	-	55.4	83.5	4.2	24.0
Other assets	-	-	.2	15.2	1.9	-

Total assets acquired	3,465.2	11.5	153.5	209.9	31.3	101.6

Accounts payable	-	-	(13.7)	(11.0)	(3.0)	(5.0)
Other current liabilities	(10.6)	(.7)	(1.4)	(3.2)	(3.6)	(3.8)
Long-term debt	(964.5)	-	-	-	-	-
Deferred income taxes	(525.9)	-	-	5.0	-	-
Other liabilities	(76.7)	(.4)	(.8)	(15.2)	-	(6.5)

Total liabilities assumed	(1,577.7)	(1.1)	(15.9)	(24.4)	(6.6)	(15.3)

Net assets acquired	$1,887.5	$10.4	$137.6	$185.5	$24.7	$86.3

Fiscal 2008

On August 4, 2008, the Company acquired Post Foods from Kraft Foods Inc. Ralcorp issued 30,465,318 shares of its common stock and assumed $964.5 of debt. For accounting purposes, the market price of the shares was assumed to be $58.70 per share, which was the average daily closing market price for three business days before and after the announcement of the acquisition (November 15, 2007). Post Foods, which was included in the Cereals, Crackers & Cookies segment, is the third-largest branded ready-to-eat cereal manufacturer in the U.S. with over 100 years of history in the industry. Post Foods operates 4 manufacturing facilities in Battle Creek, MI, Modesto, CA, Jonesboro, AR, and Niagara Falls, ON (Canada). The assigned goodwill is not deductible for tax purposes. The allocation included $699.2 of brand related intangibles assigned indefinite useful lives as well as $257.3 of customer relationships, brand related intangibles, and other intangibles subject to amortization over a weighted average amortization period of approximately 20 years. Finished goods inventory acquired in the acquisition was valued essentially as if Ralcorp were a distributor purchasing the inventory. This resulted in a one-time allocation of purchase price to acquired inventory which was $23.4 higher than the historical manufacturing cost of the inventory. Inventory value and cost of products sold were based on post-acquisition production costs for all product manufactured after the acquisition date. All of the $23.4 inventory valuation adjustment was recognized in cost of products sold during fiscal 2008. The Company is also incurring significant costs related to the transitioning of Post Foods into Ralcorp operations. The Company expects these costs to continue through fiscal 2009.

Fiscal 2007

On August 14, 2007, the Company acquired certain assets and lease obligations of Pastries Plus of Utah, Inc. in a cash transaction. Pastries Plus was a competing manufacturer of branded and private label thaw-and-sell cookies with annual gross sales of approximately $10. The business was integrated into the Lofthouse operations of the Frozen Bakery Products segment. The assigned goodwill is deductible for tax purposes. As of September 30, 2007, an estimate of $1.0 for other intangibles subject to amortization over a weighted average amortization period of approximately 10 years was established. A fiscal 2008 analysis determined their value to be zero and the amount was reclassified to goodwill.

On March 16, 2007, the Company acquired Bloomfield Bakers and its affiliate, Lovin Oven L.L.C., in a cash transaction. Bloomfield Bakers, which has become a part of Ralcorp’s Ralston Foods business unit, is a leading manufacturer of nutritional and cereal bars and natural and organic specialty cookies, crackers, and cereals. The acquired business, which had net sales of $188 for its fiscal year ended December 31, 2006, operates two leased manufacturing facilities in Azusa and Los Alamitos, CA and employs approximately 500 people. The assigned goodwill is deductible for tax purposes. The allocation included $55.4 of customer relationships and other intangibles subject to amortization over a weighted average amortization period of approximately 8 years.

On November 10, 2006, the Company acquired Cottage Bakery, Inc. in a cash transaction. Cottage Bakery, a leading manufacturer of frozen par-baked breads and frozen dough sold in the retail and foodservice channels, operates one manufacturing facility in Lodi, CA and employs approximately 690 people. For its fiscal year ended June 30, 2006, Cottage Bakery had gross sales of approximately $125. The acquired business, which enhanced Ralcorp’s existing frozen bakery offerings, is reported within the Frozen Bakery Products segment. The assigned goodwill is not deductible for tax purposes. The allocation included $83.5 of customer relationships and other intangibles subject to amortization over a weighted average amortization period of approximately 14 years.

Fiscal 2006

On February 7, 2006, the Company completed the purchase of Parco Foods, L.L.C., a manufacturer of high quality cookies for sale primarily in the in-store bakery channel. Parco Foods had net sales of approximately $50 for the year ended December 25, 2005. The Parco business is reported as part of Ralcorp’s Frozen Bakery Products segment and enhanced the segment’s existing in-store bakery cookie offerings. The assigned goodwill is deductible for tax purposes. The allocation included $3.0 of customer relationships and $1.2 for a trademark, subject to amortization over an estimated amortization period of approximately 10 years.

On November 15, 2005, the Company completed the purchase of Western Waffles, Ltd., a Canadian manufacturer of private label frozen griddle products with three manufacturing facilities, approximately 370 employees, and annual net sales of approximately $75. The Western Waffles business launched Ralcorp into the private label frozen griddle products category. The Western Waffles business is reported as part of the Frozen Bakery Products segment. The assigned goodwill is not deductible for tax purposes. The allocation included $24.0 of customer relationships subject to amortization over an estimated amortization period of approximately 15 years.

Pro Forma Information

The following unaudited pro forma information shows Ralcorp’s results of operations as if the fiscal 2008 and 2007 business combinations had been completed as of the beginning of each period presented. These pro forma results may not necessarily reflect the actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations.

	2008	2007
Net sales	$3,758.8	$3,435.3
Net earnings	216.3	66.9
Basic earnings per share	3.80	1.17
Diluted earnings per share	3.80	1.16

Goodwill

The changes in the carrying amount of goodwill by reportable segment (see Note 18) were as follows:

	Cereals, Crackers & Cookies	Frozen Bakery Products	Dressings, Syrups, Jellies & Sauces	Snack Nuts & Candy	Total
Balance, September 30, 2006	$84.9	$281.8	$38.8	$54.5	$460.0
Goodwill acquired	40.1	63.1	-	-	103.2
Purchase price allocation adjustment	-	1.7	-	-	1.7
Currency translation adjustment	-	4.4	-	-	4.4

Balance, September 30, 2007	$125.0	$351.0	$38.8	$54.5	$569.3
Goodwill acquired	1,875.7	-	-	-	1,875.7
Purchase price allocation adjustment	7.1	4.9	-	-	12.0
Currency translation adjustment	-	(2.7)	-	-	(2.7)

Balance, September 30, 2008	$2,007.8	$353.2	$38.8	$54.5	$2,454.3

NOTE 3 – RESTRUCTURING CHARGES

In fiscal 2008, the Company closed its plant in Billerica, MA, and transferred the production to other facilities within the Snack Nuts & Candy segment. In addition to employee termination benefits for approximately 90 employees, charges for this project included a write-off of abandoned property.

In fiscal 2007, the Company closed its plant in Blue Island, IL, terminating 86 employees, and moved production to other facilities within the Frozen Bakery Products segment. In addition to employee termination benefits, charges for this project included costs to clean up the facility and a charge to write-off remaining inventories.

In fiscal 2005, the Company closed its plant in City of Industry, CA, and transferred much of the production to other facilities within the Dressings, Syrups, Jellies & Sauces segment. In addition to employee termination benefits for 65 employees, charges for this project included costs to clean up the facility, a charge to write off remaining inventories, and (in 2006) a $.1 accrual of the remaining lease payment obligations.

There were no restructuring reserves at September 30, 2008 or 2007. The following table details the amounts included in the statements of earnings as “Restructuring charges” for fiscal 2008, 2007, and 2006, along with the corresponding cumulative charges for these restructuring projects through September 30, 2008. No significant future charges are expected for any of these projects.

	2008	2007	2006	Cumulative
Billerica - Employee termination benefits	$1.1	$-	$-	$1.1
Billerica - Write-off of abandoned property	.3	-	-	.3
Blue Island - Employee termination benefits	-	.7	-	.7
Blue Island - Other associated charges	.3	.2	-	.5
City of Industry - Employee termination benefits	-	-	-	.6
City of Industry - Other associated charges	-	-	.1	.7

	$1.7	$.9	$.1	$3.9

NOTE 4 – INCOME TAXES

The provision for income taxes consisted of the following:

	2008	2007	2006
Current:
Federal	$57.1	$40.9	$25.9
State	7.1	2.8	1.9
Foreign	.1	1.6	(.6)

	64.3	45.3	27.2

Deferred:
Federal	22.0	(34.0)	1.9
State	3.5	(3.0)	(1.4)
Foreign	(3.1)	(.8)	2.2

	22.4	(37.8)	2.7

Income taxes	86.7	7.5	29.9
Deferred income taxes on equity earnings	7.7	4.8	3.8

Total provision for income taxes	$94.4	$12.3	$33.7

A reconciliation of income taxes with amounts computed at the statutory federal rate follows:

	2008	2007	2006
Computed tax at federal statutory rate (35%)	$91.7	$15.7	$35.7
State income taxes, net of federal tax benefit	7.9	.1	.3
Domestic production activities deduction	(2.8)	(1.1)	(.9)
Benefit of foreign tax jurisdictions	(2.0)	(.5)	(1.2)
Adjustments to reserve for uncertain tax positions	(.2)	(1.9)	(1.2)
Other, net (none in excess of 5% of computed tax)	(.2)	-	1.0

	$94.4	$12.3	$33.7

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets (liabilities) were as follows:

	September 30, 2008			September 30, 2007
	Assets	Liabilities	Net	Assets	Liabilities	Net
Current:
Accrued liabilities	$9.2	$-	$9.2	$4.6	$-	$4.6
Inventories	6.4	-	6.4	-	(10.1)	(10.1)
Other items	.9	-	.9	.3	-	.3

	16.5	-	16.5	4.9	(10.1)	(5.2)

Noncurrent:
Property	-	(223.8)	(223.8)	-	(42.1)	(42.1)
Intangible assets	-	(414.4)	(414.4)	-	(43.9)	(43.9)
Equity investment in Vail	-	(39.0)	(39.0)	-	(32.5)	(32.5)
Forward sale contracts	2.0	-	2.0	40.9	-	40.9
Pension	6.4	-	6.4	2.9	-	2.9
Other postretirement benefits	32.9	-	32.9	6.8	-	6.8
Deferred compensation	10.4	-	10.4	16.4	-	16.4
Insurance reserves	8.1	-	8.1	5.4	-	5.4
State NOL and tax credit carryforwards	8.4	-	8.4	3.5	-	3.5
Other items	11.7	(.6)	11.1	5.4	-	5.4

	79.9	(677.8)	(597.9)	81.3	(118.5)	(37.2)

Total deferred taxes	96.4	(677.8)	(581.4)	86.2	(128.6)	(42.4)
Valuation allowance (noncurrent)	(3.7)		(3.7)	(2.7)		(2.7)

Net deferred taxes	$92.7	$(677.8)	$(585.1)	$83.5	$(128.6)	$(45.1)

As of September 30, 2008, the Company had state operating loss carryforwards totaling approximately $38.4 which will expire in 2012 through 2027. As of September 30, 2008, the Company had state tax credit carryforwards totaling approximately $2.9, of which approximately $2.2 have no expiration date and the remainder will expire in 2012 through 2018. Due to the uncertainty of the realization of certain tax carryforwards (specifically due to a lack of evidence that sufficient taxable income will be generated in certain states), the Company carried a valuation allowance against these carryforward benefits in the amount of $1.8 as of September 30, 2008 (an increase of $.1 from the corresponding valuation allowance of $1.7 recorded as of September 30, 2007), which is management’s estimate of the amount of deferred tax assets that are not more likely than not to be realized.

For fiscal 2008, $264.6 of total earnings before income taxes was from domestic sources and was reduced by a $2.4 loss from foreign sources. As of September 30, 2008, no provision for income taxes was made for approximately $7.8 of the cumulative undistributed earnings of the Company’s Canadian subsidiaries (other than $1.8 of Canadian withholding taxes paid). Those earnings are not taxable in Canada (except for the 10% withholding tax required by treaty) and would become taxable in the U.S. only to the extent that they are repatriated in the future. Since the Company considers the undistributed earnings to be permanently invested in Canada, the related deferred tax liability (which is estimated to be between $5.0 and $6.0) has not been recorded, and a valuation allowance of $1.8 was recorded as of September 30, 2008 against the foreign tax credit for the Canadian withholding taxes paid (an increase of $.8 from the corresponding valuation allowance of $1.0 recorded as of September 30, 2007, due to the additional credit generated during the year).

The Company adopted FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” as of October 1, 2007. Unrecognized tax benefits at that date and related accrued interest totaled approximately $1.8. Minor adjustments reduced the total amount by $.2 to approximately $1.6 at September 30, 2008, all of which would affect the effective tax rate if recognized. Federal returns for tax years after September 30, 2004 remain subject to examination, along with various state returns for the past two to six years and Canadian returns for the past two years. One state uncertainty is currently being addressed with the state taxing authority and is expected to be resolved within the next 12 months. Related unrecognized tax benefits totaling approximately $.8 were classified as “Other current liabilities” on the balance sheet as of September 30, 2008, while approximately $.8 of unrecognized tax benefits were classified in “Other Liabilities.”

NOTE 5 – EQUITY INVESTMENT IN VAIL RESORTS, INC.

On January 3, 1997, the Company sold its ski resorts holdings (Resort Operations) to Vail Resorts, Inc. (Vail) in exchange for 7,554,406 shares of Vail common stock (NYSE:MTN). At the date of the exchange, the Company’s equity interest in the underlying net assets of Vail exceeded the net book value of the net assets contributed by the Company to Vail by $37.5. This excess is being amortized ratably to the investment in Vail over 20 years. The unamortized excess was $15.5 and $17.4 as of September 30, 2008 and 2007, respectively. The amount of retained earnings that represents undistributed earnings of Vail was $49.0 and $35.0 as of September 30, 2008 and 2007, respectively.

The Company is free to sell some or all of its shares in one or more private sales or through Rule 144 of the 1933 Securities Act. In March 2006, the Company sold 100,000 of its shares of Vail Resorts for a total of $3.8. The shares had a carrying value of $1.2, so the transaction resulted in a $2.6 pre-tax gain. In August and September 2008, the Company sold and additional 368,700 shares for a total of $13.7. The shares had a carrying value of $6.6, so the transaction resulted in a $7.1 pre-tax gain. As of September 30, 2008, 7,085,706 shares of Vail Resorts were still held by the Company but 4,950,100 shares were subject to forward sale contracts, as discussed in Note 6. As of September 30, 2008 and 2007, respectively, the carrying values of the Company’s investment in Vail were $126.0 and $110.9 and the corresponding market values were $247.6 and $464.3.

Vail’s fiscal year ends July 31, so the Company reports equity earnings on a two-month time lag. The Company’s ownership percentages were 20.2% and 19.1% as of July 31, 2008 and 2007, respectively. The equity method of accounting is appropriate because of ownership percentage and two of the Company’s directors (Messrs. Micheletto and Stiritz) presently serve as directors of Vail.

Vail’s summarized financial information follows:

	Year Ended July 31, 2008	Year Ended July 31, 2007	Year Ended July 31, 2006
Net revenues	$1,152.2	$940.5	$838.9
Total operating expenses	976.2	812.3	733.6

Income from operations	$176.0	$128.2	$105.3

Net income	$102.9	$61.4	$45.8

	July 31, 2008	July 31, 2007
Current assets	$358.9	$411.6
Noncurrent assets	1,567.1	1,497.5

Total assets	$1,926.0	$1,909.1

Current liabilities	$367.0	$319.6
Noncurrent liabilities	800.3	847.8
Minority interest	29.9	27.7
Stockholders’ equity	728.8	714.0

Total liabilities and stockholders’ equity	$1,926.0	$1,909.1

NOTE 6 – FORWARD SALE CONTRACTS

During the quarter ended December 31, 2005, Ralcorp entered into a forward sale contract relating to 1.78 million shares of its Vail common stock. Under the contract, at the maturity dates (half on November 21, 2008 and half on November 22, 2010) the Company can deliver a variable number of shares of Vail stock (or cash) to the counterparty. During the quarter ended June 30, 2006, the Company entered into a similar agreement relating to 1.97 million additional shares of its Vail common stock, with maturity dates of November 18, 2009 and November 16, 2011. A third contract was entered into during the quarter ended December 31, 2006, relating to 1.2 million additional shares, with a maturity date of November 15, 2013. The calculation of the number of shares ultimately delivered will depend on the price of Vail shares at settlement and includes a price collar. Ralcorp received $50.5, $60.0, and $29.5, respectively, under the discounted advance payment feature of the contracts. Amortization of the corresponding $11.0, $15.5, and $17.6 discounts is included in “Interest expense, net” on the statements of earnings and totaled $8.7 in 2008 and $8.3 in 2007. At September 30, 2008, the fair value of the contracts was $145.0, of which $29.3 was included in “Other current liabilities” and $115.7 was included in “Other Liabilities” on the balance sheet. The components of the total liability are shown in the following table.

	Value of Advance Proceeds	Accumulated (Gain)/Loss on Derivative	Total Contract Liability
Advance proceeds received	$140.0	$-	$140.0
Amortization of discount	12.0	-	12.0
Loss on derivative component	-	97.5	97.5

Balance at September 30, 2007	$152.0	$97.5	$249.5
Amortization of discount	8.7	-	8.7
Gain on derivative component	-	(113.2)	(113.2)

Balance at September 30, 2008	$160.7	$(15.7)	$145.0

The forward sale agreements have a dual nature and purpose. The advance proceeds component acts as a financing arrangement securitized by the underlying Vail shares. The derivative component, which is based on a price collar on Vail shares, acts as a hedge of the future sale of the underlying shares. Because Ralcorp accounts for its investment in Vail Resorts using the equity method, these contracts are not eligible for hedge accounting. Consequently, gains or losses due to changes in the fair value of the contracts are immediately recognized in earnings. In addition to the unrealized non-cash gains or losses, the reported gains or losses on these contracts included charges (paid monthly) for any related stock borrow costs incurred by the counterparty in excess of a contractual limit. Ralcorp began incurring those excess stock borrow costs during fiscal 2008, and payments totaled $1.4 million during the year.

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2008
SARs at $56.56 per share	435,000	435,000	435,000	435,000

Fiscal 2007
Stock options at $35.31 per share	10,281	-	-	-
Stock options at $45.25 per share	152,000	-	-	-
SARs at $48.99 per share	435,000	-	435,000	-
SARs at $56.56 per share	-	-	-	457,500

Fiscal 2006
Stock options at $34.73 per share	25,701	25,701	25,701	-
Stock options at $35.31 per share	10,281	10,281	10,281	10,281
Stock options at $45.25 per share	161,000	161,000	157,000	152,000
Stock options at $42.00 per share	25,000	25,000	25,000	25,000
Stock options at $48.99 per share	-	-	-	25,000
SARs at $42.00 per share	400,000	400,000	395,000	392,500
SARs at $48.99 per share	-	-	-	435,000

NOTE 8 – SUPPLEMENTAL EARNINGS STATEMENT AND CASH FLOW INFORMATION

	2008	2007	2006
Repair and maintenance expenses	$71.0	$68.3	$56.3
Advertising and promotion expenses	28.1	12.8	12.5
Research and development expenses	11.5	10.2	8.4
Interest paid	38.6	31.7	23.2
Income taxes paid, net of refunds	50.0	43.1	29.6
Income tax benefit of stock options exercised	1.1	2.2	4.5

NOTE 9 – SUPPLEMENTAL BALANCE SHEET INFORMATION

	September 30,
	2008	2007
Receivables, net
Trade	$140.7	$70.7
Other	19.8	19.0

	160.5	89.7
Allowance for doubtful accounts	(.4)	(.6)

	$160.1	$89.1

Inventories
Raw materials and supplies	$135.2	$106.2
Finished products	204.4	123.1

	339.6	229.3
Allowance for obsolete inventory	(2.6)	(2.2)

	$337.0	$227.1

Accounts Payable
Trade	$136.6	$98.8
Book cash overdrafts	36.7	32.2
Other items	31.4	19.8

	$204.7	$150.8

Other Current Liabilities
Compensation	$34.5	$25.3
Advertising and promotion	50.8	10.1
Current portion of forward sale contracts	29.3	-
Other items	72.6	32.1

	$187.2	$67.5

Other Liabilities
Forward sale contracts	$115.7	$249.5
Other items	154.4	93.2

	$270.1	$342.7

NOTE 10 – SALE OF RECEIVABLES

To provide additional liquidity, on September 24, 2001 the Company entered into an agreement to sell, on an ongoing basis, trade accounts receivable to a wholly owned, bankruptcy-remote subsidiary named Ralcorp Receivables Corporation (RRC). As of September 30, 2008, the accounts receivable of the Frozen Bakery Products segment and the Medallion, Bloomfield Bakers, and Post Foods businesses have not been incorporated into the sale agreement and were not being sold to RRC. RRC can then sell up to $66.0 of ownership interests in qualifying receivables to a bank commercial paper conduit, which issues commercial paper to investors. Ralcorp continues to service the receivables as agent for RRC and the bank conduit. RRC is a qualifying special purpose entity under FAS 140, and the sale of Ralcorp receivables to RRC is considered a true sale for accounting, tax, and legal purposes. Therefore, the trade receivables sold and the related commercial paper borrowings are not recorded on Ralcorp’s consolidated balance sheets. However, the Company’s consolidated balance sheets reflect an investment in RRC that in substance represents a subordinated retained interest in the trade receivables sold. As of September 30, 2008, the outstanding balance of receivables (net of an allowance for doubtful accounts) sold to RRC was $106.5 and proceeds received from the conduit were $50.0, resulting in a retained interest of $56.5 reflected on the Company’s consolidated balance sheet as an “Investment in Ralcorp Receivables Corporation.” As of September 30, 2007, the outstanding balance of receivables sold to RRC was $101.1 and proceeds received from the conduit were $45.8, resulting in a retained interest of $55.3. Discounts related to the sale of receivables to the conduit totaled $1.9 and $2.3 for the years ended September 30, 2008 and September 30, 2007 respectively, and are included on the statements of earnings in “Selling, general and administrative expenses”. The agreement contains cross-default language so that an event of default under any agreement governing “Material Indebtedness” of the Company would trigger an “Amortization Event” (each term as defined in the agreement).

NOTE 11 – ALLOWANCES FOR DOUBTFUL ACCOUNTS AND OBSOLETE INVENTORY

	2008	2007	2006
Allowance for Doubtful Accounts
Balance, beginning of year	$.6	$.4	$.3
Provision charged to expense	(.4)	-	(.7)
Write-offs, less recoveries	(.1)	(.2)	.5
Acquisitions	-	.2	-
Transfers to Ralcorp Receivables Corporation	.3	.2	.3

Balance, end of year	$.4	$.6	$.4

Allowance for Obsolete Inventory
Balance, beginning of year	$2.2	$3.1	$3.0
Provision charged to expense	8.1	4.9	5.2
Write-offs of inventory	(7.7)	(6.2)	(5.6)
Acquisitions	-	.4	.5

Balance, end of year	$2.6	$2.2	$3.1

NOTE 12 – DERIVATIVES AND OTHER FINANCIAL INSTRUMENTS

Fair Values

The carrying amounts reported on the consolidated balance sheets for cash and cash equivalents, receivables and accounts payable approximate fair value because of the short maturities of these financial instruments. The carrying amount of the Company’s variable rate long-term debt (see Note 13) approximates fair value because the interest rates are adjusted to market frequently. Based on the discounted amount of future cash flows, using Ralcorp’s incremental rate of borrowing for similar debt, the Company’s fixed rate debt (which had a carrying amount of $1,220.8 and $616.0 as of September 30, 2008 and 2007, respectively) had an estimated fair value of $1,122.6 and $608.9 as of September 30, 2008 and 2007, respectively. The Company’s derivative financial instruments, which are used for the purpose of hedging commodity, interest rate, and foreign currency exposures in the normal course of business (see below), or for the purpose of hedging the market risk related to the Company’s investment in Vail Resorts (see Note 6), are carried on the consolidated balance sheets at their estimated fair values.

Concentration of Credit Risk

The Company’s primary concentration of credit risk is related to certain trade accounts receivable due from several highly leveraged or “at risk” customers. At September 30, 2008 and 2007, the amount of such receivables was immaterial. Consideration was given to the economic status of these customers when determining the appropriate allowance for doubtful accounts (see Note 11) and the fair value of the Company’s subordinated retained interest in accounts receivable (see Note 10).

Hedging Activities

Activities qualifying for hedge accounting consisted of cash flow hedges on ingredient, packaging, and fuel purchases (options, futures, and swaps); variable interest payments (interest rate swap); and receipts of foreign currency-denominated accounts receivable (foreign exchange forwards). During fiscal 2008, hedge gains (net of hedge losses) totaling $6.2 were deferred into accumulated other comprehensive income, $56.2 of net gains were reclassified into earnings, and net losses of $.2 representing ineffectiveness were recorded in earnings as incurred. During fiscal 2007, hedge gains (net of hedge losses) totaling $32.0 were deferred into accumulated other comprehensive income, $3.8 of net gains were reclassified into earnings, and net gains of $.1 representing ineffectiveness were recorded in earnings as incurred. During fiscal 2006, hedge gains (net of hedge losses) totaling $5.1 were deferred into accumulated other comprehensive income, $2.4 of net gains were reclassified into earnings, and net gains of $.3 representing ineffectiveness were recorded in earnings as incurred.

NOTE 13 – LONG-TERM DEBT

Long-term debt consisted of the following at September 30:

	2008		2007
	Balance Outstanding	Interest Rate	Balance Outstanding	Interest Rate
Fixed Rate Senior Notes, Series B	$87.0	4.24%	$116.0	4.24%
Fixed Rate Senior Notes, Series C	50.0	5.43%	50.0	5.43%
Fixed Rate Senior Notes, Series D	64.3	4.76%	75.0	4.76%
Fixed Rate Senior Notes, Series E	100.0	5.57%	100.0	5.57%
Fixed Rate Senior Notes, Series F	75.0	5.43%	75.0	5.43%
Floating Rate Senior Notes, Series G	50.0	4.36%	50.0	5.95%
Floating Rate Senior Notes, Series H	50.0	4.36%	50.0	5.95%
Fixed Rate Senior Notes, Series I-1	75.0	5.56%	75.0	5.56%
Fixed Rate Senior Notes, Series I-2	25.0	5.58%	25.0	5.58%
Fixed Rate Senior Notes, Series J	100.0	5.93%	100.0	5.93%
Fixed Rate Notes maturing 2018	577.5	7.29%	-	n/a
Floating Rate Notes maturing 2018	20.0	5.33%	-	n/a
Fixed Rate Notes maturing 2020	67.0	7.39%	-	n/a
Term Loan A-1	100.0	4.19%	-	n/a
Term Loan A-2	200.0	4.16%	-	n/a
Industrial Development Revenue Bond	5.6	6.80%	5.6	3.84%
$400 Revolving Credit Agreement	7.0	4.50%	20.0	5.69%
Uncommitted credit arrangements	15.0	8.25%	21.8	5.87%
Other	.4	Various	.2	Various

	$1,668.8		$763.6

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

On August 4, 2008, the Company assumed ownership of the Fixed Rate Notes maturing 2018, the Floating Rate Notes maturing 2018, and the Fixed Rate Notes maturing 2020, totaling $964.5 in conjunction with the acquisition of Post Foods. The 2018 Fixed Rate Notes comprises $577.5 of 7.29% notes due August 15, 2018. The 2018 Floating Rate Notes total $20 and incur interest at a rate of 3-month LIBOR plus 2.54%, adjusted quarterly, and mature on August 15, 2018. The 2020 Fixed Rate Notes comprises $67 of 7.39% notes due August 15, 2020.

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

On July 18, 2008, the Company entered into a new $400 Revolving Credit Agreement, replacing the similar agreement established on December 27, 2005. Borrowings under the new agreement incur interest at the Company’s choice of either (1) LIBOR plus the applicable margin rate (currently 1.50%) or (2) the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate, and (c) the “Base CD Rate” plus 1%. Such borrowings are unsecured and mature on July 18, 2011. The credit agreement calls for a commitment fee calculated as a percentage (currently 0.25%) of the unused portion, and contains certain representations, warranties, covenants, and conditions customary to credit facilities of this nature. The covenants include requirements that “EBIT” be at least three times “Consolidated Interest Expense”, and that “Total Debt” not exceed 3.75 times “Adjusted EBITDA” (each term as defined in the agreement).

On August 4, 2008, the Company assumed ownership of $100 Term Loan A-1 and $200 Term Loan A-2 in conjunction with its acquisition of Post Foods. Borrowings under these agreements incur interest at the Company’s choice of either (1) LIBOR plus the applicable margin rate (currently 1.50%) or (2) the highest of (a) the prime rate, (b) the secondary market rate for three-month certificates of deposit (adjusted for statutory reserve requirements) plus 1%, and (c) the federal funds effective rate plus 0.5%, in each case plus a margin of from 0% to 0.50%, depending on Ralcorp’s leverage ratio. Such borrowings are unsecured and mature on August 3, 2009 in the case of Term Loan A-1 and August 2, 2013 in the case of Term Loan A-2. Term Loan A-2 requires quarterly amortization of principal beginning in December 2008. The agreements contain certain representations, warranties, covenants, and conditions customary to loan agreements of this nature. The covenants include requirements that “EBIT” be at least three times “Consolidated Interest Expense”, and that “Total Debt” not exceed 3.75 times “Adjusted EBITDA” (each term as defined in the agreement).

The Company has entered into uncommitted credit arrangements with banks that totaled $15.0 as of September 30, 2008. Borrowings under these arrangements typically have terms of less than a week. The amounts outstanding under these arrangements at September 30, 2008 matured October 1, 2008. Also as of September 30, 2008, $24.0 in letters of credit and surety bonds were outstanding with various financial institutions, principally related to self-insurance requirements.

As of September 30, 2008, aggregate maturities of long-term debt are as follows: $164.7 in fiscal 2009, $55.7 in fiscal 2010, $156.7 in fiscal 2011, $30.7 in fiscal 2012, $235.7 in fiscal 2013, and $1,025.3 thereafter. Based upon management’s intent and ability to refinance amounts maturing in fiscal 2009 on a long-term basis, they were classified as long-term.

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

Lease Commitments

Future minimum rental payments under noncancelable operating leases in effect as of September 30, 2008 were $12.6, $11.7, $11.0, $10.6, $7.4, and $26.6 for fiscal 2009, 2010, 2011, 2012, 2013, and thereafter, respectively.

Rent expense for all operating leases was $15.0, $18.6, and $11.2 in fiscal 2008, 2007, and 2006, respectively, net of sublease income of $.1 each year.

Container Supply Agreement

During fiscal 2002, the Company entered into a ten-year agreement to purchase certain containers from a single supplier (and added additional containers through amendments in fiscal 2003 and 2004). It is believed that the agreement was related to the supplier’s financing arrangements regarding the container facility. The Company’s total purchases under the agreement were $26.8 in fiscal 2008, $26.2 in fiscal 2007, and $23.7 in fiscal 2006. Cumulatively, the Company has purchased approximately 640 million containers as of September 30, 2008. Generally, to avoid a shortfall payment requirement, the Company must purchase approximately 610 million additional containers by the end of the ten-year term. The minimum future payment obligation is currently estimated at $2.4.

Other Contingencies

In connection with the sale of the Company’s Resort Operations in 1997, Vail assumed the obligation to repay, when due, certain indebtedness of Resort Operations including Series 1991 Sports Facilities Refunding Revenue Bonds in the aggregate principal amount of $1.5, bearing interest at 7.375% and maturing in 2011 (the “Series 1991 Bond”). The Series 1991 Bond was, and continues to be, guaranteed by Ralston Purina Company (Ralston). Pursuant to an Agreement and Plan of Reorganization signed when the Company was spun-off from Ralston in 1994, the Company agreed to indemnify Ralston for any liabilities associated with the guarantee. To facilitate the sale of the Company’s branded cereal business to General Mills in 1997, General Mills acquired the legal entity originally obligated to so indemnify Ralston. Pursuant to the Reorganization Agreement with General Mills, however, the Company has agreed to indemnify General Mills for any liabilities it may incur with respect to indemnifying Ralston relating to the aforementioned guarantee. Presently, management believes the likelihood that Vail will default on its repayment obligations with respect to the Series 1991 Bond is remote.

NOTE 15 – PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company sponsors qualified and supplemental noncontributory defined benefit pension plans and other postretirement benefit plans for certain of its employees. The Company uses the fiscal year end as the measurement date for the plans.

On September 30, 2007, the Company adopted FAS 158, which requires the Company to recognize the funded status of defined postretirement benefit plans as an asset or liability on the balance sheet and requires any unrecognized prior service cost and actuarial gains/losses to be recognized in accumulated other comprehensive income.

The following table provides a reconciliation of the changes in the plans’ benefit obligations and fair value of assets over the two-year period ending September 30, 2008, and a statement of the funded status as of September 30 of both years.

	Pension Benefits		Other Benefits
	2008	2007	2008	2007
Change in benefit obligation
Benefit obligation at beginning of year	$187.3	$191.2	$23.1	$21.9
Service cost	2.9	2.6	.6	.1
Interest cost	11.3	11.1	2.0	1.3
Plan participants’ contributions	.1	-	-	-
Actuarial (gain) loss	(30.3)	(8.8)	(5.2)	1.2
Acquisitions	10.2	-	65.0	-
Medicare reimbursements	-	-	.1	-
Benefit payments	(9.0)	(8.8)	(1.6)	(1.4)

Benefit obligation at end of year	$172.5	$187.3	$84.0	$23.1

Change in fair value of plan assets
Fair value of plan assets at beginning of year	$184.9	$169.2	$-	$-
Actual return on plan assets	(21.0)	23.9	-	-
Employer contributions	.6	.6	1.6	1.4
Plan participants’ contributions	.1	-	-	-
Benefit payments	(9.0)	(8.8)	(1.6)	(1.4)

Fair value of plan assets at end of year	$155.6	$184.9	$-	$-

Funded status	$(16.9)	$(2.4)	$(84.0)	$(23.1)
Unrecognized net actuarial loss	-	31.0	-	4.9
Unrecognized prior service cost	-	-	-	(.1)

Net amount recognized in retained earnings	$(16.9)	$28.6	$(84.0)	$(18.3)

Amounts recognized in consolidated balance sheets
Other assets	$-	$5.6	$-	$-
Other current liabilities	(.6)	(.6)	(1.5)	(1.5)
Other liabilities	(16.3)	(7.4)	(82.5)	(21.6)
Accumulated other comprehensive loss	34.1	31.0	(.5)	4.8

Net amount recognized	$17.2	$28.6	$(84.5)	$(18.3)

Amounts recognized in accumulated other comprehensive loss
Net actuarial loss	$34.1	$31.0	$(.4)	$4.9
Prior service cost	-	-	(.1)	(.1)

Total	$34.1	$31.0	$(.5)	$4.8

Weighted-average assumptions used to determine benefit obligation
Discount rate	7.30%	6.15%	7.30%	6.15%
Rate of compensation increase	3.25%	3.25%	3.25%	3.25%

The following table provides the components of net periodic benefit cost for the plans. The estimated net actuarial loss expected to be reclassified from accumulated other comprehensive income into net periodic benefit cost during 2009 related to pension and other benefits is $.2 and zero, respectively.

	Pension Benefits			Other Benefits
	2008	2007	2006	2008	2007	2006
Service cost	$2.9	$2.6	$2.4	$.6	$.1	$.2
Interest cost	11.3	11.1	10.5	2.0	1.3	1.6
Expected return on plan assets	(14.9)	(14.5)	(12.2)	-	-	-
Recognized net actuarial loss	2.6	4.2	4.6	.2	.1	.7

Net periodic benefit cost	$1.9	$3.4	$5.3	$2.8	$1.5	$2.5

Weighted-average assumptions used to determine net benefit cost
Discount rate	6.15%	5.95%	5.70%	6.15%	5.95%	5.70%
Rate of compensation increase	3.25%	3.50%	3.50%	3.25%	3.50%	3.50%
Expected return on plan assets	8.75%	9.00%	9.00%	n/a	n/a	n/a

The expected return on pension plan assets was determined based on historical and expected future returns of the various asset classes, using the target allocation. The broad target allocations are 70% equity securities (comprised of 56% U.S. equities and 14% foreign equities) and 30% debt securities. At September 30, 2008, equity securities were 62.9% and debt securities were 37.1% of the fair value of total plan assets, approximately 82.1% of which was invested in passive index funds. At September 30, 2007, equity securities were 71.8% and debt securities were 28.2%. The allocation guidelines were established based on the Company’s determination of the appropriate risk posture and long-term objectives.

For September 30, 2008 measurement purposes, the assumed annual rate of increase in the future per capita cost of covered health care benefits was 9% for 2009, declining gradually to an ultimate rate of 5% for 2017 and beyond. For September 30, 2007 measurement purposes, the assumed annual rate of increase in the future per capita cost of covered health care benefits was 8% for 2008, declining gradually to an ultimate rate of 5% for 2014 and beyond. A 1% change in assumed health care cost trend rates would result in the following changes in the accumulated postretirement benefit obligation and in the total service and interest cost components for fiscal 2008.

	Increase	Decrease
Effect on postretirement benefit obligation	$14.9	$(12.2)
Effect on total service and interest cost	1.7	(1.4)

The aggregate accumulated benefit obligation for pension plans was $164.1 at September 30, 2008 and $182.7 at September 30, 2007. The accumulated benefit obligation and fair value of plan assets for pension plans with accumulated benefit obligations in excess of plan assets at September 30, 2008 and 2007 were:

	2008	2007
Accumulated benefit obligation	$164.1	$8.1
Fair value of plan assets	155.6	-

As of September 30, 2008, expected future benefit payments and related federal subsidy receipts (Medicare Part D) in the next ten fiscal years were as follows:

	2009	2010	2011	2012	2013	2014- 2018
Pension benefits	$9.2	$9.3	$9.4	$10.9	$11.5	$73.3
Other benefits	1.7	1.7	2.0	2.3	2.8	25.6
Subsidy receipts	(.2)	(.2)	(.2)	(.2)	(.2)	(1.3)

Other than those made as benefit payments in unfunded plans, no significant contributions are currently expected to be paid to the plans during fiscal 2009.

In addition to the defined benefit plans described above, Ralcorp sponsors defined contribution [401(k)] plans under which it makes matching and profit sharing contributions. The costs of these plans were $5.9, $5.9, and $6.0 for the years ended September 30, 2008, 2007, and 2006, respectively. The Company also contributed $1.1 to multiemployer pension plans in each of these years.

NOTE 16 – SHAREHOLDERS’ EQUITY

On August 4, 2008, the Company issued 30,465,318 shares of $.01 per share par value common stock in connection with the acquisition of Post Foods.

During the last three days of fiscal 2007, the Company repurchased 50,000 shares of its common stock on the open market at a total cost of $2.8, but the trades were not settled until the first three business days of fiscal 2008. Those stock repurchases were not reflected in the Company’s financial statements as of and for the year ended September 30, 2007, but were reflected in fiscal 2008. Similarly, during the last three days of fiscal 2005, the Company repurchased 24,700 shares of its common stock on the open market at a total cost of $1.0, but the trades were not settled until the first three business days of fiscal 2006. Those stock repurchases were not reflected in the Company’s financial statements as of and for the year ended September 30, 2005, but were reflected in fiscal 2006.

The Company has not issued any shares of preferred stock. The terms of any series of preferred stock (including but not limited to the dividend rate, voting rights, convertibility into other Company securities, and redemption) may be set by the Company’s Board of Directors.

At September 30, 2008, accumulated other comprehensive income included a $10.2 net loss on cash flow hedging instruments after taxes and $21.2 in net postretirement benefit liability adjustments after taxes (see Note 15), partially offset by an $11.1 foreign currency translation adjustment after taxes. At September 30, 2007, accumulated other comprehensive income included a $21.3 net gain on cash flow hedging instruments after taxes and a $18.5 foreign currency translation adjustment after taxes, partially offset by $22.5 in net postretirement benefit liability adjustments after taxes.

NOTE 17 – STOCK-BASED COMPENSATION PLANS

On February 8, 2007, the Company’s shareholders adopted the 2007 Incentive Stock Plan (Plan), which reserves shares to be used for various stock-based compensation awards and replaces the 2002 Incentive Stock Plan. The Plan provides that eligible employees may receive stock option awards, stock appreciation rights and other stock awards payable in whole or part by the issuance of stock. At September 30, 2008, 2,041,340 shares were available for future awards under the Plan, excluding the potential reduction due to future exercises of stock appreciation rights or to future distributions from deferred compensation plans (discussed herein).

Total compensation cost for share-based payment arrangements recognized in the year ended September 30, 2008 was $11.5, and the related recognized deferred tax benefit was $4.4. As of September 30, 2008, the total compensation cost related to nonvested awards not yet recognized was $35.8, which is expected to be recognized over a weighted average period of 3.6 years.

Stock Options

Changes in nonqualified stock options outstanding are summarized in the following table. Most of the options are exercisable beginning from three to nine years after date of grant and have a maximum term of ten years.

	Shares Under Option	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2007	1,550,957	$26.03
Granted	-	-
Exercised	(99,422)	28.68
Forfeited	(2,699)	28.74

Outstanding at September 30, 2008	1,448,836	25.84	3.8 years	$60.2

Exercisable at September 30, 2008	871,211	26.84	3.5 years	35.3

The fair value of each option was estimated on the date of grant using the Black-Scholes valuation model, which uses assumptions of expected option life (term), expected stock price volatility, risk-free interest rate, and expected dividends. The expected option life, or expected term, is estimated based on the award’s vesting period and contractual term, along with historical exercise behavior on similar awards. Expected volatilities are based on historical volatility trends and other factors. The risk-free rate is the interpolated grant date U.S. Treasury rate for a term equal to the expected option life. The weighted average assumptions and fair values for options granted in 2006 were as follows:

2006
Expected option life	7.7 yrs
Expected stock price volatility	23.5%
Risk-free interest rate	4.62%
Expected dividends	0%
Fair value (per share)	$18.49

The Company uses treasury shares to settle options exercised. The total intrinsic value of stock options exercised was $3.1, $6.2, and $12.6 in fiscal 2008, 2007, and 2006, respectively.

Stock Appreciation Rights

Information about the Company’s stock appreciation rights (SARs) is summarized in the following table. Upon exercise, the SAR holder will receive the number of shares of Ralcorp common stock equal in value to the difference between the exercise price and the fair market value at the date of exercise, less all applicable taxes.

	Stock Appreciation Rights	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2007	1,285,000	$49.55
Granted	594,500	65.71
Exercised	(6,500)	42.00
Forfeited	(10,500)	49.18

Outstanding at September 30, 2008	1,862,500	54.74	8.8 years	$23.6

Exercisable at September 30, 2008	127,486	42.00	7.0 years	3.2

The fair value of each SAR was estimated on the date of grant using the Black-Scholes valuation model, as described under the heading “Stock Options” above. The weighted average assumptions and fair values for SARs granted each year were as follows:

	2008	2007	2006
Expected term	6.4 years	6.0 years	6.0 yrs
Expected stock price volatility	30.0%	29.0%	23.5%
Risk-free interest rate	3.31%	4.30%	4.58%
Expected dividends	0%	0%	0%
Fair value (per right)	$24.00	$21.22	$16.70

The Company uses treasury shares to settle SARs exercised. The value of SARs exercised in fiscal 2008 was $.1, there were no SARs exercised in fiscal 2007, and the value of SARs exercised in fiscal 2006 was less than $.1.

Restricted Stock Awards

Information about the Company’s restricted stock awards (nonvested stock) is summarized in the following table. Approximately 64,000, 42,000, 42,000, 64,000, 51,000, and 48,500 shares are scheduled to vest in fiscal 2011, 2012, 2013, 2014, 2015, and 2016, respectively, but would vest immediately in the event of retirement or involuntary termination (other than for cause). The grant date market value of each award is recorded as a reduction of shareholders’ equity and amortized on a straight-line basis over the expected vesting period. The total fair value of restricted stock awards that vested during fiscal 2008, 2007, and 2006 was zero.

	Number	Weighted Average Grant Date Fair Value
Nonvested at September 30, 2007	292,968	$49.73
Granted	30,333	56.31
Vested	-
Forfeited	-

Nonvested at September 30, 2008	323,301	50.34

Other Stock-Based Compensation Awards

On September 25, 2008, the Board of Directors approved a long-term cash-based incentive award for the corporate officers. The incentive is tied to stock price improvements driven by the successful integration of the Post Foods acquisition and continued improvement of existing businesses. The incentive award totals $13.2 for all corporate officers and will be paid if, for twenty consecutive trading days between June 1 and December 31, 2010, the Company’s stock price maintains an average closing price of at least $85.00 per share. A graduated reduced payout will be made if the Company’s highest 20-day average stock price during that period is below $85.00 but above $80.00 per share. The estimated fair value of the payout (based upon the Company’s current assessment of the likelihood of the achievement of stock price targets) is being accrued on a straight-line basis over the period from September 25, 2008 to December 31, 2010, with no significant expense recorded in fiscal 2008.

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

Matching contributions related to these deferred compensation plans resulted in additional compensation expense of approximately $.4, $.3, and $.3 for fiscal 2008, 2007, and 2006, respectively. Market adjustments to the liability and investment related to these plans resulted in pretax expense of $1.5, $.9, and $.7 for fiscal 2008, 2007, and 2006, respectively.

NOTE 18 – SEGMENT INFORMATION

The Company’s operating segments offer different products and are generally managed separately. For fiscal 2008, 2007, and 2006, these operating segments were aggregated into the following reportable segments: Cereals, Crackers & Cookies; Frozen Bakery Products; Dressings, Syrups, Jellies & Sauces; and Snack Nuts & Candy. The Ralston Foods, Post Foods, and Bremner operating segments have similar economic characteristics and were aggregated based on the criteria in FAS 131; however, separate sales data has been disclosed to provide additional information regarding the Cereals, Crackers & Cookies reportable segment. The Company evaluates each segment’s performance based on its profit contribution, which is profit or loss from operations before income taxes, interest, certain costs related to restructuring activities, and other unallocated corporate income and expenses.

The accounting policies of the segments are the same as those described in Note 1. The Company’s revenues were primarily generated by sales within the United States; foreign sales were immaterial (approximately 1% of total net sales). As of September 30, 2008, all of the net carrying value of the Company’s long-lived assets were located in the United States except for approximately $93.0 of property located in Canada. There were no material intersegment revenues (less than 1% of total net sales). In fiscal 2008, one customer accounted for $476.1, or approximately 17%, of total net sales. Each of the segments sells products to this major customer.

The following table presents information about reportable segments as of and for the years ended September 30. Note that “Additions to property and intangibles” excludes additions through business acquisitions (see Note 2).

	2008	2007	2006
Net sales
Ralston Foods	$819.9	$609.9	$452.3
Post Foods	180.5	-	-
Bremner	349.4	325.1	325.3

Cereals, Crackers & Cookies	1,349.8	935.0	777.6
Frozen Bakery Products	711.8	619.6	442.8
Dressings, Syrups, Jellies & Sauces	489.1	424.4	389.2
Snack Nuts & Candy	273.7	254.4	240.6

Total	$2,824.4	$2,233.4	$1,850.2

Profit contribution
Cereals, Crackers & Cookies	$151.9	$87.3	$77.6
Frozen Bakery Products	63.7	70.4	50.6
Dressings, Syrups, Jellies & Sauces	15.7	13.7	12.2
Snack Nuts & Candy	13.3	21.9	17.2

Total segment profit contribution	244.6	193.3	157.6
Interest expense, net	(54.6)	(42.3)	(28.1)
Gain (loss) on forward sale contracts	111.8	(87.7)	(9.8)
Gain on sale of securities	7.1	-	2.6
Restructuring charges	(1.7)	(.9)	(.1)
Accelerated depreciation	-	-	(1.1)
Systems upgrades and conversions	(.2)	(.5)	(3.4)
Stock-based compensation expense	(11.5)	(8.2)	(5.7)
Post Foods transition and integration costs	(7.9)	-	-
Post Foods inventory valuation adjustment	(23.4)	-	-
Other unallocated corporate expenses	(23.7)	(23.2)	(20.8)

Earnings before income taxes and equity earnings	$240.5	$30.5	$91.2

Additions to property and intangibles
Cereals, Crackers & Cookies	$29.3	$21.4	$26.6
Frozen Bakery Products	14.6	20.4	24.6
Dressings, Syrups, Jellies & Sauces	5.1	3.8	.8
Snack Nuts & Candy	10.4	3.2	3.5
Corporate	3.7	2.9	2.8

Total	$63.1	$51.7	$58.3

Depreciation and amortization
Cereals, Crackers & Cookies	$46.1	$32.7	$28.0
Frozen Bakery Products	36.3	33.3	21.8
Dressings, Syrups, Jellies & Sauces	8.3	8.2	8.5
Snack Nuts & Candy	3.6	3.5	3.1
Corporate	5.2	4.7	5.4

Total	$99.5	$82.4	$66.8

Assets, end of year
Cereals, Crackers & Cookies	$4,017.3	$531.3	$374.6
Frozen Bakery Products	788.7	811.4	600.1
Dressings, Syrups, Jellies & Sauces	156.4	140.5	146.3
Snack Nuts & Candy	114.1	106.8	107.8

Total segment assets	5,076.5	1,590.0	1,228.8
Investment in Ralcorp Receivables Corporation	56.5	55.3	93.3
Investment in Vail Resorts, Inc.	126.0	110.9	97.2
Other unallocated corporate assets	84.9	96.9	88.2

Total	$5,343.9	$1,853.1	$1,507.5

Effective October 1, 2008, the Company reorganized its management reporting and realigned its reportable segments. The following table presents information for fiscal 2008, 2007, and 2006 according to the new basis.

	2008	2007	2006
Net sales
Cereals	$936.5	$554.9	$401.1
Frozen Bakery Products	711.8	619.6	442.8
Snacks	687.0	634.5	617.1
Sauces & Spreads	489.1	424.4	389.2

Total	$2,824.4	$2,233.4	$1,850.2

Profit contribution
Cereals	$118.1	$58.3	$44.4
Frozen Bakery Products	63.7	70.4	50.6
Snacks	47.1	50.9	50.4
Sauces & Spreads	15.7	13.7	12.2

Total segment profit contribution	$244.6	$193.3	$157.6

Assets, end of year
Cereals	$3,762.1	$265.9	$113.3
Frozen Bakery Products	788.7	811.4	600.1
Snacks	369.3	372.2	369.1
Sauces & Spreads	156.4	140.5	146.3

Total segment assets	$5,076.5	$1,590.0	$1,228.8

NOTE 19 – QUARTERLY FINANCIAL DATA (UNAUDITED)

The results for any single quarter are not necessarily indicative of the Company’s results for any other quarter or the full year. Due to the Company’s equity interest in Vail (see Note 5), which typically yields more than the entire year’s equity income during the Company’s second and third fiscal quarters, net earnings of the Company are seasonal. In addition, certain aspects of the Company’s operations (especially in the Snack Nuts & Candy segment, hot cereal portion of the Cereal, Crackers & Cookies segment, and in-store bakery portion of the Frozen Bakery Products segment) are somewhat seasonal with a higher percentage of sales and segment profit contribution expected to be recorded in the first and fourth fiscal quarters. Selected quarterly financial data is shown below. The gain (loss) on forward sale contracts, gain on sale of securities, Post Foods transition and integration costs, Post Foods inventory valuation adjustment, and restructuring charges are unusual or infrequently occurring items and are described in Note 6, Note 5, Note 3, and Note 2 respectively.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Fiscal 2008
Net sales	$650.7	$641.6	$658.6	$873.5	$2,824.4
Gross profit	113.4	102.6	114.9	175.4	506.3
Gain on forward sale contracts	37.8	24.5	21.7	27.8	111.8
Gain on sale of securities	-	-	-	7.1	7.1
Post Foods transition and integration costs	-	-	(1.6)	(6.3)	(7.9)
Post Foods inventory valuation adjustment	-	-	-	(23.4)	(23.4)
Restructuring charges	(.7)	(.7)	(.3)	-	(1.7)
Net earnings	42.4	38.5	45.8	41.1	167.8
Diluted earnings per share	1.61	1.46	1.73	.90	5.38

Fiscal 2007
Net sales	$522.7	$519.0	$583.5	$608.2	$2,233.4
Gross profit	105.8	98.5	107.8	102.1	414.2
Loss on forward sale contracts	(17.9)	(34.6)	(29.8)	(5.4)	(87.7)
Restructuring charges	-	-	-	(.9)	(.9)
Net earnings	7.6	.5	11.6	12.2	31.9
Diluted earnings per share	.28	.02	.43	.46	1.17

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Co-Chief Executive Officers and its Controller and Chief Accounting Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2008. Based upon that evaluation, the Co-Chief Executive Officers and the Controller and Chief Accounting Officer have concluded that, as of September 30, 2008, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information that is required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including its Co-Chief Executive Officers and its Controller and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

The information regarding directors under the headings “ELECTION OF DIRECTORS,” “INFORMATION ABOUT RALCORP’S BOARD OF DIRECTORS,” “BOARD GOVERNANCE,” and “OTHER MATTERS – Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2009 Notice of Annual Meeting and Proxy Statement is hereby incorporated by reference. Information regarding Executive Officers of the Company is included under Item 4A of Part I.

The registrant has adopted a code of ethics, our “Standards of Business Conduct,” applicable to all corporate officers and employees, which sets forth the Company’s expectations for the conduct of business by officers and employees. The directors have adopted, and are required to abide by, the Directors Code of Ethics. Both documents are available on the Company’s website at www.ralcorp.com/corporategovernance.htm. In the event the Company modifies either document or waivers of compliance are granted to officers or directors, the Company will post such modifications or waivers on its website or in a report on Form 8-K.

ITEM 11.	EXECUTIVE COMPENSATION

Information appearing under the headings “EXECUTIVE COMPENSATION” and “DIRECTOR COMPENSATION” in the Company’s 2009 Notice of Annual Meeting and Proxy Statement is hereby incorporated by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The discussion of the security ownership of certain beneficial owners and management appearing under the headings “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS” and “SECURITY OWNERSHIP OF MANAGEMENT” and equity compensation plan information under the heading “EQUITY COMPENSATION PLAN INFORMATION FOR FISCAL YEAR END” in the Company’s 2009 Notice of Annual Meeting and Proxy Statement is hereby incorporated by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information appearing under the heading “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” and “BOARD GOVERNANCE” of the Company’s 2009 Notice of Annual Meeting and Proxy Statement is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the heading “OTHER MATTERS – Fees Paid To PricewaterhouseCoopers LLP” in the Company’s 2009 Notice of Annual Meeting and Proxy Statement is hereby incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as a part of this report:

1.	Financial Statements. The following are filed as a part of this document under Item 8.

-Management’s Report on Internal Control over Financial Reporting

-Report of Independent Registered Public Accounting Firm

-Consolidated Statements of Earnings for years ended September 30, 2008, 2007 and 2006

-Consolidated Balance Sheets at September 30, 2008 and 2007

-Consolidated Statements of Cash Flows for years ended September 30, 2008, 2007 and 2006

-Consolidated Statements of Shareholders’ Equity for the three years ended September 30, 2008

-Notes to Consolidated Financial Statements

2.	Financial Statement Schedules. None. Schedules not included have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits. See the Exhibit Index that appears at the end of this document and which is incorporated herein. Exhibits 10.10 through 10.60 are management compensation plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Ralcorp Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RALCORP HOLDINGS, INC.

By:	/s/ KEVIN J. HUNT	/s/ DAVID P. SKARIE
	Kevin J. Hunt	David P. Skarie
	Co-Chief Executive Officer and President	Co-Chief Executive Officer and President

December 1, 2008

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

Signature	Title	Date

/s/ KEVIN J. HUNT	Director and Co-Chief Executive Officer	December 1, 2008
Kevin J. Hunt	and President (Principal Executive Officer)

/s/ DAVID P. SKARIE	Director and Co-Chief Executive Officer	December 1, 2008
David P. Skarie	and President (Principal Executive Officer)

/s/ THOMAS G. GRANNEMAN	Corporate Vice President and	December 1, 2008
Thomas G. Granneman	Controller (Principal Accounting Officer)

/s/ BILL G. ARMSTRONG	Director	December 1, 2008
Bill G. Armstrong

/s/ DAVID R. BANKS	Director	December 1, 2008
David R. Banks

/s/ JACK W. GOODALL	Director	December 1, 2008
Jack W. Goodall

/s/ DAVID W. KEMPER	Director	December 1, 2008
David W. Kemper

/s/ RICHARD A. LIDDY	Director	December 1, 2008
Richard A. Liddy

/s/ JOE R. MICHELETTO	Director	December 1, 2008
Joe R. Micheletto

/s/ J. PATRICK MULCAHY	Director	December 1, 2008
J. Patrick Mulcahy

/s/ WILLIAM P. STIRITZ	Director	December 1, 2008
William P. Stiritz

/s/ DAVID R. WENZEL	Director	December 1, 2008
David R. Wenzel

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

*2.1	RMT Transaction Agreement dated 11/15/07, by and among Kraft Foods Inc., Cable Holdco Inc., Ralcorp Holdings, Inc. and Ralcorp Mailman LLC (Filed as Exhibit 2.1 to the Company’s Form 8-K filed 11/20/07).

*3.1	Restated Articles of Incorporation of Ralcorp Holdings, Inc. (Filed as Exhibit 3.1 to the Company’s Form 10-Q for the period ended December 31, 1996).

*3.2	Bylaws of Ralcorp Holdings, Inc. (Filed as Exhibit 99.1 to the Company’s Form 8-K filed June 7, 2007).

*4.1	Indenture, dated August 4, 2008, between Cable Holdco, Inc. and Deutsche Bank Trust Company Americas, as trustee (Filed as Exhibit 4.1 to the Company’s form 8-K filed August 8, 2008).

*4.2	First Supplemental Indenture, dated August 4, 2008, by and between Ralcorp Mailman LLC and Deutsche Bank Trust Company Americas (Filed as Exhibit 4.2 to the Company’s form 8-K filed August 8, 2008).

*4.3	Second Supplemental Indenture, dated August 4, 2008, by and between Ralcorp Holdings, Inc. and Deutsche Bank Trust Company Americas (Filed as Exhibit 4.3 to the Company’s form 8-K filed August 8, 2008).

*10.1	Reorganization Agreement dated as of January 31, 1997 by and among Ralcorp Holdings, Inc., New Ralcorp Holdings, Inc., Ralston Foods, Inc., Chex, Inc. and General Mills, Inc. (Filed as Exhibit 10.2 to the Company’s Form 10-Q for the period ended December 31, 1997).

*10.2	Receivables Purchase Agreement dated as of September 25, 2001 among Ralcorp Receivables Corporation, Ralcorp Holdings, Inc., Falcon Asset Securitization Corporation and Bank One, N.A. (Filed as Exhibit 10.4 to the Company’s Form 10-K for the year ended September 30, 2001).

*10.3	Amendment No. 5 to Receivables Purchase Agreement dated as of September 25, 2001 among Ralcorp Receivables Corporation, Ralcorp Holdings, Inc., Falcon Asset Securitization Corporation and Bank One, N.A. dated October 20, 2005 (Filed as Exhibit 10.4 to the Company’s Form 10-K for the year ended September 30, 2005).

*10.4	Amendment No. 6 to Receivables Purchase Agreement dated October 19, 2006 among Ralcorp Holdings, Inc., Ralcorp Receivables Corporation, Falcon Asset Securitization Company LLC, formerly known as Falcon Asset Securitization Corporation and JPMorgan Chase Bank, N.A., successor by merger to Bank One, NA (Filed as Exhibit 10.1 to the Company’s Form 8-K filed on October 25, 2006).

*10.5	Amendment No. 7 to Receivables Purchase Agreement dated October 18, 2007 among Ralcorp Holdings, Inc., Ralcorp Receivables Corporation, Falcon Asset Securitization Company LLC, formerly known as Falcon Asset Securitization Corporation and JPMorgan Chase Bank, N.A., successor by merger to Bank One, NA (Filed as Exhibit 10.6 to the Company’s Form 10-K dated November 29, 2007).

*10.6	Amendment No. 8 to Receivables Purchase Agreement dated October 18, 2007 among Ralcorp Holdings, Inc., Ralcorp Receivables Corporation, Falcon Asset Securitization Company LLC, formerly known as Falcon Asset Securitization Corporation and JPMorgan Chase Bank, N.A., successor by merger to Bank One, NA (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the period ended March 31, 2008).

*10.7	Amendment No. 9 to Receivables Purchase Agreement dated October 16, 2008 (Filed as Exhibit 10.1 to the Company’s Form 8-K filed on October 16, 2008).

*10.8	Agreement and Plan of Merger dated as of August 13, 1996 by and among Ralcorp Holdings, Inc., General Mills, Inc. and General Mills Missouri, Inc. (Filed as Exhibit 2.6 to the Company’s Form 10-Q for the period ended December 31, 1996).

*10.9	Stock Purchase Agreement by and among Vail Resorts, Inc., Ralston Foods, Inc. and Ralston Resorts, Inc. dated July 22, 1996 (Filed as Exhibit 10.10 to the Company’s Registration Statement on Form 10, dated December 27, 1996).

Exhibit Number	Description of Exhibit

10.10	Amended and Restated Incentive Stock Plan Effective October 1, 2008.

*10.11	Form of 1997 Non-Qualified Stock Option Agreement (Filed as Exhibit 10.01 to the Company’s Form 10-Q for the period ended June 30, 1997).

*10.12	Form of 1997 Non-Qualified Stock Option Agreement for Non-Management Directors (Filed as Exhibit 10.01 to the Company’s Form 10-Q for the period ended June 30, 1997).

*10.13	Form of Amended and Restated Management Continuity Agreement for Corporate Officers (Filed as Exhibit 10.2 to the Company’s Form 10-Q for the period ended March 31, 2006).

*10.14	Form of Management Continuity Agreement for Co-Chief Executive Officers (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the period ended March 31, 2006).

*10.15	Summary of Terms for 1998 Non-Qualified Stock Options (Filed as Exhibit 10.23 to the Company’s Form 10-K for the year ended September 30, 1998).

*10.16	Split Dollar Second to Die Life Insurance Arrangement (Filed as Exhibit 10.07 to the Company’s Registration Statement on Form 10 dated December 27, 1996).

10.17	Amended and Restated Deferred Compensation Plan for Non-Management Directors Effective October 1, 2008.

10.18	Amended and Restated Deferred Compensation Plan for Key Employees Effective October 1, 2008.

*10.19	Executive Health Plan Effective January 1, 2001 (Filed as Exhibit 10.20 to the Company’s Form 10-K for the year ended September 30, 2005).

*10.20	Amended and Restated Executive Long Term Disability Plan Effective October 1, 2005 (Filed as Exhibit 10.21 to the Company’s Form 10-K for the year ended September 30, 2005).

*10.21	Supplemental Retirement Plan (Filed as Exhibit 10.14 to the Company’s Registration Statement on Form 10 dated December 27, 1996).

*10.22	Amended and Restated Retired Executive Survivor Benefit Plan Effective October 1, 2005 (Filed as Exhibit 10.23 to the Company’s Form 10-K for the year ended September 30, 2005).

10.23	Amended and Restated Executive Savings Investment Plan Effective October 1, 2008.

*10.24	Form of Indemnification Agreement for all Non-Management Directors of the Company (Filed as Exhibit 10.35 to the Company’s Form 10-K for the year ended September 30, 1999).

*10.25	Form of Indemnification Agreement for all Management Directors of the Company (Filed as Exhibit 10.36 to the Company’s Form 10-K for the year ended September 30, 1999).

*10.26	Form of Indemnification Agreement for all Corporate Officers who are not Directors of the Company (Filed as Exhibit 10.37 to the Company’s Form 10-K for the year ended September 30, 1999).

*10.27	Summary of Terms of 1999 Non-Qualified Stock Options (Filed as Exhibit 10.38 to the Company’s Form 10-K for the year ended September 30, 1999).

*10.28	Summary of Terms of 2001 Non-Qualified Stock Options (Filed as Exhibit 10.33 to the Company’s Form 10-K for the year ended September 30, 2001).

*10.29	Form of Non-Qualified Stock Option Agreement dated May 24, 2001 for each Non-Management Director (Filed as Exhibit 10.34 to the Company’s Form 10-K for the year ended September 30, 2001).

*10.30	Form of Non-Qualified Director Stock Option Agreement dated September 27, 2001 for each Non-Management Director (Filed as Exhibit 10.35 to the Company’s Form 10-K for the year ended September 30, 2001).

*10.31	Restricted Stock Award Agreement dated May 24, 2001 with William P. Stiritz (Filed as Exhibit 10.36 to the Company’s Form 10-K for the year ended September 30, 2001).

10.32	Amended and Restated Ralcorp Holdings, Inc. 2002 Incentive Stock Plan Effective October 1, 2008.

Exhibit Number	Description of Exhibit

*10.33	2002 Restricted Stock Award Agreement with William P. Stiritz granted January 2, 2002 (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the period ended March 31, 2002).

*10.34	Form of 2002 Non-Qualified Stock Option Agreement (Filed as Exhibit 10.2 to the Company’s Form 10-Q for the period ended March 31, 2002).

*10.35	Form of 2002 Non-Qualified Stock Option Agreement for Non-Management Directors (Filed as Exhibit 10.41 to the Company’s Form 10-K for the year ended September 30, 2002).

*10.36	2003 Restricted Stock Award Agreement with William P. Stiritz (Filed as Exhibit 10.42 to the Company’s Form 10-K for the year ended September 30, 2003).

*10.37	Form of 2003 Non-Qualified Stock Option Agreement (Filed as Exhibit 10.42 to the Company’s Form 10-K for the year ended September 30, 2003).

*10.38	Form of 2003 Non-Qualified Stock Option Agreement for Non-Management Directors (Filed as Exhibit 10.42 to the Company’s Form 10-K for the year ended September 30, 2003).

*10.39	Restricted Stock Award Agreement dated January 2, 2004 with William P. Stiritz (Filed as Exhibit 10.42 to the Company’s Form 10-K for the year ended September 30, 2004).

*10.40	Form of Non-Qualified Stock Option Agreement dated February 5, 2004 (Filed as Exhibit 10.44 to the Company’s Form 10-K for the year ended September 30, 2004).

*10.41	Form of 2004 Long-Term Restricted Stock Award for Corporate Officers (Filed as Exhibit 99.1 to the Company’s Form 8-K dated as of September 29, 2004).

*10.42	Form of Director Non-Qualified Stock Option Agreement dated September 23, 2004 (Filed as Exhibit 99.1 to the Company’s Form 8-K dated September 29, 2004).

*10.43	Form of Non-Qualified Stock Option Agreement dated February 2, 2005 (Filed as Exhibit 10.2 to the Company’s Form 10-Q for the period ended March 31, 2005).

*10.44	Restricted Stock Award Agreement dated June 29, 2005 (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the period ended June 30, 2005).

*10.45	Form of Director Non-Qualified Stock Option Agreement dated September 29, 2005 (Filed as Exhibit 99.1 to the Company’s Form 8-K dated October 5, 2005).

*10.46	Form of Stock Appreciation Rights Agreement dated September 29, 2005 (Filed as Exhibit 10.48 to the Company’s Form 10-K for the year ended September 30, 2005).

*10.47	Restricted Stock Award Agreement dated January 3, 2006 with William P. Stiritz (Filed as Exhibit 99.1 to the Company’s Form 8-K dated January 5, 2006).

*10.48	Form of 2006 Non-Qualified Stock Option Agreement dated September 28, 2006 (Filed as Exhibit 99.1 to the Company’s Form 8-K filed on October 4, 2006).

*10.49	Form of Stock Appreciation Rights – Summary of Terms (Filed as Exhibit 99.1 to the Company’s Form 8-K filed on October 4, 2006).

*10.50	Restricted Stock Award Agreement dated September 28, 2006 with Richard G. Scalise (Filed as Exhibit 10.53 to the Company’s Form 10-K filed on December 13, 2006).

*10.51	Restricted Stock Award Agreement dated January 3, 2007 with William P. Stiritz (Filed as Exhibit 99.1 to the Company’s Form 8-K dated January 8, 2007).

10.52	Amended and Restated Ralcorp Holdings, Inc. 2007 Incentive Stock Plan Effective October 1, 2008.

*10.53	Long-Term Restricted Stock Awards dated March 30, 2007 granted to the Company’s named executive officers described in the Company’s 2006 Proxy Statement (Filed as Exhibit 99.1 to the Company’s Form 8-K filed on September 29, 2004).

*10.54	Form of Stock Appreciation Rights Agreement dated September 27, 2007 (Summary of terms filed in the Company’s 8-K on October 2, 2007).

Exhibit Number	Description of Exhibit

*10.55	Form of 2007 Non-Employee Director Stock Appreciation Rights dated September 27, 2007 (Filed as Exhibit 99.1 to the Company’s 8-K filed on October 2, 2007).

*10.56	Form of 2007 Non-Employee Director Stock Appreciation Rights Agreement dated October 1, 2007 (Filed as Exhibit 99.1 to the Company’s 8-K filed on October 2, 2007).

10.57	Form of Long-Term Cash Incentive Award Agreement for Co-Chief Executive Officers.

10.58	Form of Long-Term Cash Incentive Award Agreement for Corporate Officers.

*10.59	Form of Stock Appreciation Rights Agreement dated September 25, 2008 (Filed as Exhibit 10.1 to the Company’s Form 8-K dated September 25, 2008).

*10.60	Form of Non-Employee Director Stock Appreciation Rights Agreement dated September 25, 2008 (Filed as Exhibit 10.2 to the Company’s Form 8-K dated September 25, 2008).

*10.61	Floating Rate Senior Notes, Series A, due May 22, 2010 Note Purchase Agreement (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the period ended June 30, 2003).

*10.62	$145,000,000 4.24% Series B Senior Notes due December 22, 2010, First Supplement to Note Purchase Agreements dated as of December 22, 2003 (Filed as Exhibit 10.4 to the Company’s Form 10-Q for the period ended December 31, 2003).

*10.63	$50,000,000 5.43% Series C Senior Notes due December 22, 2013, Second Supplement to Note Purchase Agreements dated as of December 22, 2003 (Filed as Exhibit 10.5 to the Company’s Form 10-Q for the period ended December 31, 2003).

*10.64	$75,000,000 4.76% Series D Senior Notes due December 22, 2013, Third Supplement to Note Purchase Agreements dated as of December 22, 2003 (Filed as Exhibit 10.6 to the Company’s Form 10-Q for the period ended December 31, 2003).

*10.65	First Amendment dated as of December 22, 2005 to Note Purchase Agreements dated as of May 22, 2003 and Series A, B, C, D and E and F Senior Notes (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the period ended December 31, 2005).

*10.66	$100,000,000 5.57% Senior Notes, Series E due December 21, 2015, Fourth Supplement to Note Purchase Agreement Senior Notes dated as of December 21, 2005 (Filed as Exhibit 10.2 to the Company’s Form 10-Q for the period ended December 31, 2005).

*10.67	$75,000,000 5.43% Senior Notes, Series F due December 21, 2012, Fifth Supplement to Note Purchase Agreement Senior Notes dated as of December 21, 2005 (Filed as Exhibit 10.3 to the Company’s Form 10-Q for the period ended December 31, 2005).

*10.68	$50,000,000 Floating Rate Senior Notes, Series G due February 22, 2011, Sixth Supplement to Note Purchase Agreement dated as of February 22, 2006 (Filed as Exhibit 99.1 to the Company’s Form 8-K on February 27, 2006).

*10.69	$50,000,000 Floating Rate Senior Notes, Series H due February 22, 2011, Seventh Supplement to Note Purchase Agreement dated as of February 22, 2006 (Filed as Exhibit 99.2 to the Company’s Form 8-K on February 27, 2006).

*10.70	$75,000,000 5.56% Senior Notes, Series I, Tranche A, and $25,000,000 5.58% Senior Notes, Series I, Tranche B due January 18, 2019, Eighth Supplement to Note Purchase Agreement dated January 18, 2007 (Filed as Exhibit 99.1 to the Company’s Form 8-K on January 24, 2007).

*10.71	$100,000,000 5.93% Senior Notes, Series J due May 11, 2022, Ninth Supplement to Note Purchase Agreement, dated May 11, 2007 (Filed as Exhibit 99.1 Company’s Form 8-K on May 15, 2007).

*10.72	Second Amendment dated as of July 9, 2008 to Note Purchase Agreements dated as of May 22, 2003 and Series A, B, C, D, E, F, G, H, I and J Senior Notes (Filed as Exhibit 10.4 to the Company’s Form 8-K on August 8, 2008).

Exhibit Number	Description of Exhibit

*10.73	$400,000,000 Credit Agreement (revolving credit) dated as of July 18, 2008 among Ralcorp Holdings, Inc., the Lenders party thereto, and JPMorgan Chase Bank as Administrative Agent, Swingline Lender and Issuing Bank dated as of July 18, 2008 (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the period ended June 30, 2008).

*10.74	$200,000,000 Credit Agreement (term loan) dated as of August 4, 2008 among Ralcorp Holdings, Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A., Bank of America, N.A., J.P. Morgan Securities Inc. and Banc of America Securities LLC (Filed as Exhibit 10.2 to the Company’s form 8-K filed August 8, 2008).

*10.75	Tax Allocation Agreement dated as of August 4, 2008 between Kraft Foods Inc., Cable Holdco, Inc. and Ralcorp Holdings, Inc. (Filed as Exhibit 10.3 to the Company’s form 8-K filed August 8, 2008).

21	Subsidiaries of the Company.

23	Consent of PricewaterhouseCoopers LLP.

*24	Power of Attorney (Included under Signatures).

31.1	Certification of Kevin J. Hunt pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated December 1, 2008.

31.2	Certification of David P. Skarie pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated December 1, 2008.

31.3	Certification of Thomas G. Granneman pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated December 1, 2008.

32	Certification of Kevin J. Hunt, David P. Skarie and Thomas G. Granneman, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated December 1, 2008.

*	Incorporated by reference