Form 10-K/A
period 2008-09-30
RALCORP HOLDINGS INC /MO
filed 2008-12-11
CIK 1029506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer  ☒    Accelerated filer  ☐     Non-accelerated filer  ☐    Smaller reporting company  ☐

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A amends the Annual Report on Form 10-K of Ralcorp Holdings, Inc. (“Ralcorp”) for the fiscal year ended September 30, 2008 as filed with the Securities and Exchange Commission on December 1, 2008. This Form 10-K/A is being filed solely to revise disclosures as follows:

•

In Item 6, the amounts disclosed for cash provided (used) by operating activities and investing activities for the year ended September 30, 2006 were revised to reflect a reclassification to conform to the current year’s presentation.

•	In Note 2 to the financial statements in Item 8, the amounts disclosed for pro forma net earnings and earnings per share were revised.

•

In Note 18 to the financial statements in Item 8, the disclosure was revised to indicate that the supplemental tables presenting recast reportable segment information are considered a non-GAAP presentation.

For the convenience of the reader, this Form 10-K/A sets forth the entire Form 10-K of Ralcorp for the fiscal year ended September 30, 2008, as amended. Except for the revised disclosures noted above, this Form 10-K/A continues to speak as of the date of the Form 10-K and reflects the disclosures made at the time of the filing of the Form 10-K with the SEC and no other revisions have been made. This Form 10-K/A does not reflect events occurring after the filing of the original Form 10-K or modify or update those disclosures affected by subsequent events. In particular, any forward-looking statements included in this Form 10-K/A represent management’s view as of the filing date of the Form 10-K. Accordingly, this Form 10-K/A should be read in conjunction with any documents incorporated by reference therein and Ralcorp’s filings made with the SEC subsequent to the filing of the Form 10-K, including any amendments to those filings.

Currently dated certifications of Ralcorp’s Co-Chief Executive Officers and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 are filed herewith.

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

Performance Graph Data

	Ralcorp ($)	Russell 2000 Index ($)	Russell 2000 Consumer Staples Index ($)
9/30/2003	100.00	100.00	100.00
9/30/2004	130.23	118.81	111.41
9/30/2005	154.95	140.28	136.31
9/30/2006	178.27	154.28	152.21
9/30/2007	206.32	173.35	192.53
9/30/2008	249.16	148.26	179.68

ITEM 6.	SELECTED FINANCIAL DATA

FIVE YEAR FINANCIAL SUMMARY

(In millions except per share data)

	Year Ended September 30,
	2008	2007	2006	2005	2004
Statement of Earnings Data
Net sales (a)	$2,824.4	$2,233.4	$1,850.2	$1,675.1	$1,558.4
Cost of products sold	(2,318.1)	(1,819.2)	(1,497.2)	(1,339.1)	(1,237.2)

Gross profit	506.3	414.2	353.0	336.0	321.2
Selling, general and administrative expenses	(328.4)	(252.8)	(226.4)	(215.1)	(204.7)
Interest expense, net	(54.6)	(42.3)	(28.1)	(16.5)	(13.1)
(Gain) loss on forward sale contracts (b)	111.8	(87.7)	(9.8)	-	-
Gain on sale of securities (c)	7.1	-	2.6	-	-
Restructuring charges (d)	(1.7)	(.9)	(.1)	(2.7)	(2.4)
Litigation settlement income (e)	-	-	-	1.8	.9

Earnings before income taxes and equity earnings	240.5	30.5	91.2	103.5	101.9
Income taxes	(86.7)	(7.5)	(29.9)	(36.6)	(37.2)
Equity in earnings of Vail Resorts, Inc., net of related deferred income taxes	14.0	8.9	7.0	4.5	.4

Net earnings	$167.8	$31.9	$68.3	$71.4	$65.1

Earnings per share:
Basic	$5.51	$1.20	$2.46	$2.41	$2.22
Diluted	$5.38	$1.17	$2.41	$2.34	$2.17
Weighted average shares outstanding:
Basic	30.3	26.4	27.7	29.6	29.2
Diluted	31.1	27.1	28.2	30.4	29.9

Balance Sheet Data
Cash and cash equivalents	$14.1	$9.9	$19.1	$6.2	$23.7
Working capital (excl. cash and cash equivalents)	241.8	165.3	170.3	92.4	107.3
Total assets	5,343.9	1,853.1	1,507.5	1,269.5	1,221.6
Long-term debt	1,668.8	763.6	552.6	422.0	425.7
Other long-term liabilities	871.7	382.6	281.5	157.8	152.4
Shareholders’ equity	2,411.5	483.4	476.4	518.3	444.2

Other Data
Cash provided (used) by:
Operating activities	$132.0	$218.3	$55.2	$161.0	$78.7
Investing activities	(71.0)	(387.5)	(164.6)	(156.3)	(365.5)
Financing activities	(56.8)	160.0	122.3	(22.2)	281.5
Depreciation and amortization	99.5	82.4	66.8	55.8	47.5
Dividends declared per share	$-	$-	$-	$-	$1.00

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

	2008	2007
Net sales	$3,758.8	$3,435.3
Net earnings	253.4	103.3
Basic earnings per share	4.45	1.81
Diluted earnings per share	4.45	1.79

Goodwill

The changes in the carrying amount of goodwill by reportable segment (see Note 18) were as follows:

	Cereals, Crackers & Cookies	Frozen Bakery Products	Dressings, Syrups, Jellies & Sauces	Snack Nuts & Candy	Total
Balance, September 30, 2006	$84.9	$281.8	$38.8	$54.5	$460.0
Goodwill acquired	40.1	63.1	-	-	103.2
Purchase price allocation adjustment	-	1.7	-	-	1.7
Currency translation adjustment	-	4.4	-	-	4.4

Balance, September 30, 2007	$125.0	$351.0	$38.8	$54.5	$569.3
Goodwill acquired	1,875.7	-	-	-	1,875.7
Purchase price allocation adjustment	7.1	4.9	-	-	12.0
Currency translation adjustment	-	(2.7)	-	-	(2.7)

Balance, September 30, 2008	$2,007.8	$353.2	$38.8	$54.5	$2,454.3

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

The following tables present information about reportable segments as of and for the years ended September 30. Note that “Additions to property and intangibles” excludes additions through business acquisitions (see Note 2).

	2008	2007	2006
Net sales
Ralston Foods	$819.9	$609.9	$452.3
Post Foods	180.5	-	-
Bremner	349.4	325.1	325.3

Cereals, Crackers & Cookies	1,349.8	935.0	777.6
Frozen Bakery Products	711.8	619.6	442.8
Dressings, Syrups, Jellies & Sauces	489.1	424.4	389.2
Snack Nuts & Candy	273.7	254.4	240.6

Total	$2,824.4	$2,233.4	$1,850.2

Profit contribution
Cereals, Crackers & Cookies	$151.9	$87.3	$77.6
Frozen Bakery Products	63.7	70.4	50.6
Dressings, Syrups, Jellies & Sauces	15.7	13.7	12.2
Snack Nuts & Candy	13.3	21.9	17.2

Total segment profit contribution	244.6	193.3	157.6
Interest expense, net	(54.6)	(42.3)	(28.1)
Gain (loss) on forward sale contracts	111.8	(87.7)	(9.8)
Gain on sale of securities	7.1	-	2.6
Restructuring charges	(1.7)	(.9)	(.1)
Accelerated depreciation	-	-	(1.1)
Systems upgrades and conversions	(.2)	(.5)	(3.4)
Stock-based compensation expense	(11.5)	(8.2)	(5.7)
Post Foods transition and integration costs	(7.9)	-	-
Post Foods inventory valuation adjustment	(23.4)	-	-
Other unallocated corporate expenses	(23.7)	(23.2)	(20.8)

Earnings before income taxes and equity earnings	$240.5	$30.5	$91.2

Additions to property and intangibles
Cereals, Crackers & Cookies	$29.3	$21.4	$26.6
Frozen Bakery Products	14.6	20.4	24.6
Dressings, Syrups, Jellies & Sauces	5.1	3.8	.8
Snack Nuts & Candy	10.4	3.2	3.5
Corporate	3.7	2.9	2.8

Total	$63.1	$51.7	$58.3

	2008	2007	2006
Depreciation and amortization
Cereals, Crackers & Cookies	$46.1	$32.7	$28.0
Frozen Bakery Products	36.3	33.3	21.8
Dressings, Syrups, Jellies & Sauces	8.3	8.2	8.5
Snack Nuts & Candy	3.6	3.5	3.1
Corporate	5.2	4.7	5.4

Total	$99.5	$82.4	$66.8

Assets, end of year
Cereals, Crackers & Cookies	$4,017.3	$531.3	$374.6
Frozen Bakery Products	788.7	811.4	600.1
Dressings, Syrups, Jellies & Sauces	156.4	140.5	146.3
Snack Nuts & Candy	114.1	106.8	107.8

Total segment assets	5,076.5	1,590.0	1,228.8
Investment in Ralcorp Receivables Corporation	56.5	55.3	93.3
Investment in Vail Resorts, Inc.	126.0	110.9	97.2
Other unallocated corporate assets	84.9	96.9	88.2

Total	$5,343.9	$1,853.1	$1,507.5

Effective October 1, 2008, the Company reorganized its management reporting and realigned its reportable segments in accordance with FAS 131. The following supplemental table presents recast reportable segment information for fiscal 2008, 2007, and 2006 on such new basis. The recast financial measures are considered non-GAAP until such time as the Company reports its segment information under its reorganized management reporting, but they are being provided because the Company believes they may be useful to investors as they evaluate other information provided by the Company regarding the reorganized segments.

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

December 11, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ KEVIN J. HUNT	Director and Co-Chief Executive Officer	December 11, 2008
Kevin J. Hunt	and President (Principal Executive Officer)

/S/ DAVID P. SKARIE	Director and Co-Chief Executive Officer	December 11, 2008
David P. Skarie	and President (Principal Executive Officer)

/S/ THOMAS G. GRANNEMAN	Corporate Vice President and	December 11, 2008
Thomas G. Granneman	Controller (Principal Accounting Officer)

/S/ THOMAS G. GRANNEMAN		December 11, 2008
Thomas G. Granneman, attorney-in-fact for Bill G. Armstrong	Director

/S/ THOMAS G. GRANNEMAN		December 11, 2008
Thomas G. Granneman, attorney-in-fact for David R. Banks	Director

/S/ THOMAS G. GRANNEMAN		December 11, 2008
Thomas G. Granneman, attorney-in-fact for Jack W. Goodall	Director

/S/ THOMAS G. GRANNEMAN		December 11, 2008
Thomas G. Granneman, attorney-in-fact for David W. Kemper	Director

/S/ THOMAS G. GRANNEMAN		December 11, 2008
Thomas G. Granneman, attorney-in-fact for Richard A. Liddy	Director

/S/ THOMAS G. GRANNEMAN		December 11, 2008
Thomas G. Granneman, attorney-in-fact for Joe R. Micheletto	Director

/S/ THOMAS G. GRANNEMAN		December 11, 2008
Thomas G. Granneman, attorney-in-fact for J. Patrick Mulcahy	Director

/S/ THOMAS G. GRANNEMAN		December 11, 2008
Thomas G. Granneman, attorney-in-fact for William P. Stiritz	Director

/S/ THOMAS G. GRANNEMAN		December 11, 2008
Thomas G. Granneman, attorney-in-fact for David R. Wenzel	Director

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

*2.1	RMT Transaction Agreement dated 11/15/07, by and among Kraft Foods Inc., Cable Holdco Inc., Ralcorp Holdings, Inc. and Ralcorp Mailman LLC (Filed as Exhibit 2.1 to the Company’s Form 8-K filed 11/20/07).

*3.1	Restated Articles of Incorporation of Ralcorp Holdings, Inc. (Filed as Exhibit 3.1 to the Company’s Form 10-Q for the period ended December 31, 1996).

*3.2	Bylaws of Ralcorp Holdings, Inc. (Filed as Exhibit 99.1 to the Company’s Form 8-K filed June 7, 2007).

*4.1	Indenture, dated August 4, 2008, between Cable Holdco, Inc. and Deutsche Bank Trust Company Americas, as trustee (Filed as Exhibit 4.1 to the Company’s form 8-K filed August 8, 2008).

*4.2	First Supplemental Indenture, dated August 4, 2008, by and between Ralcorp Mailman LLC and Deutsche Bank Trust Company Americas (Filed as Exhibit 4.2 to the Company’s form 8-K filed August 8, 2008).

*4.3	Second Supplemental Indenture, dated August 4, 2008, by and between Ralcorp Holdings, Inc. and Deutsche Bank Trust Company Americas (Filed as Exhibit 4.3 to the Company’s form 8-K filed August 8, 2008).

*10.1	Reorganization Agreement dated as of January 31, 1997 by and among Ralcorp Holdings, Inc., New Ralcorp Holdings, Inc., Ralston Foods, Inc., Chex, Inc. and General Mills, Inc. (Filed as Exhibit 10.2 to the Company’s Form 10-Q for the period ended December 31, 1997).

*10.2	Receivables Purchase Agreement dated as of September 25, 2001 among Ralcorp Receivables Corporation, Ralcorp Holdings, Inc., Falcon Asset Securitization Corporation and Bank One, N.A. (Filed as Exhibit 10.4 to the Company’s Form 10-K for the year ended September 30, 2001).

*10.3	Amendment No. 5 to Receivables Purchase Agreement dated as of September 25, 2001 among Ralcorp Receivables Corporation, Ralcorp Holdings, Inc., Falcon Asset Securitization Corporation and Bank One, N.A. dated October 20, 2005 (Filed as Exhibit 10.4 to the Company’s Form 10-K for the year ended September 30, 2005).

*10.4	Amendment No. 6 to Receivables Purchase Agreement dated October 19, 2006 among Ralcorp Holdings, Inc., Ralcorp Receivables Corporation, Falcon Asset Securitization Company LLC, formerly known as Falcon Asset Securitization Corporation and JPMorgan Chase Bank, N.A., successor by merger to Bank One, NA (Filed as Exhibit 10.1 to the Company’s Form 8-K filed on October 25, 2006).

*10.5	Amendment No. 7 to Receivables Purchase Agreement dated October 18, 2007 among Ralcorp Holdings, Inc., Ralcorp Receivables Corporation, Falcon Asset Securitization Company LLC, formerly known as Falcon Asset Securitization Corporation and JPMorgan Chase Bank, N.A., successor by merger to Bank One, NA (Filed as Exhibit 10.6 to the Company’s Form 10-K dated November 29, 2007).

*10.6	Amendment No. 8 to Receivables Purchase Agreement dated October 18, 2007 among Ralcorp Holdings, Inc., Ralcorp Receivables Corporation, Falcon Asset Securitization Company LLC, formerly known as Falcon Asset Securitization Corporation and JPMorgan Chase Bank, N.A., successor by merger to Bank One, NA (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the period ended March 31, 2008).

*10.7	Amendment No. 9 to Receivables Purchase Agreement dated October 16, 2008 (Filed as Exhibit 10.1 to the Company’s Form 8-K filed on October 16, 2008).

*10.8	Agreement and Plan of Merger dated as of August 13, 1996 by and among Ralcorp Holdings, Inc., General Mills, Inc. and General Mills Missouri, Inc. (Filed as Exhibit 2.6 to the Company’s Form 10-Q for the period ended December 31, 1996).

*10.9	Stock Purchase Agreement by and among Vail Resorts, Inc., Ralston Foods, Inc. and Ralston Resorts, Inc. dated July 22, 1996 (Filed as Exhibit 10.10 to the Company’s Registration Statement on Form 10, dated December 27, 1996).

Exhibit Number	Description of Exhibit

*10.10	Amended and Restated Incentive Stock Plan Effective October 1, 2008 (Filed as Exhibit 10.10 to the Company’s Form 10-K for the year ended September 30, 2008).

*10.11	Form of 1997 Non-Qualified Stock Option Agreement (Filed as Exhibit 10.01 to the Company’s Form 10-Q for the period ended June 30, 1997).

*10.12	Form of 1997 Non-Qualified Stock Option Agreement for Non-Management Directors (Filed as Exhibit 10.01 to the Company’s Form 10-Q for the period ended June 30, 1997).

*10.13	Form of Amended and Restated Management Continuity Agreement for Corporate Officers (Filed as Exhibit 10.2 to the Company’s Form 10-Q for the period ended March 31, 2006).

*10.14	Form of Management Continuity Agreement for Co-Chief Executive Officers (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the period ended March 31, 2006).

*10.15	Summary of Terms for 1998 Non-Qualified Stock Options (Filed as Exhibit 10.23 to the Company’s Form 10-K for the year ended September 30, 1998).

*10.16	Split Dollar Second to Die Life Insurance Arrangement (Filed as Exhibit 10.07 to the Company’s Registration Statement on Form 10 dated December 27, 1996).

*10.17	Amended and Restated Deferred Compensation Plan for Non-Management Directors Effective October 1, 2008 (Filed as Exhibit 10.17 to the Company’s Form 10-K for the year ended September 30, 2008).

*10.18	Amended and Restated Deferred Compensation Plan for Key Employees Effective October 1, 2008 (Filed as Exhibit 10.18 to the Company’s Form 10-K for the year ended September 30, 2008).

*10.19	Executive Health Plan Effective January 1, 2001 (Filed as Exhibit 10.20 to the Company’s Form 10-K for the year ended September 30, 2005).

*10.20	Amended and Restated Executive Long Term Disability Plan Effective October 1, 2005 (Filed as Exhibit 10.21 to the Company’s Form 10-K for the year ended September 30, 2005).

*10.21	Supplemental Retirement Plan (Filed as Exhibit 10.14 to the Company’s Registration Statement on Form 10 dated December 27, 1996).

*10.22	Amended and Restated Retired Executive Survivor Benefit Plan Effective October 1, 2005 (Filed as Exhibit 10.23 to the Company’s Form 10-K for the year ended September 30, 2005).

*10.23	Amended and Restated Executive Savings Investment Plan Effective October 1, 2008 (Filed as Exhibit 10.23 to the Company’s Form 10-K for the year ended September 30, 2008).

*10.24	Form of Indemnification Agreement for all Non-Management Directors of the Company (Filed as Exhibit 10.35 to the Company’s Form 10-K for the year ended September 30, 1999).

*10.25	Form of Indemnification Agreement for all Management Directors of the Company (Filed as Exhibit 10.36 to the Company’s Form 10-K for the year ended September 30, 1999).

*10.26	Form of Indemnification Agreement for all Corporate Officers who are not Directors of the Company (Filed as Exhibit 10.37 to the Company’s Form 10-K for the year ended September 30, 1999).

*10.27	Summary of Terms of 1999 Non-Qualified Stock Options (Filed as Exhibit 10.38 to the Company’s Form 10-K for the year ended September 30, 1999).

*10.28	Summary of Terms of 2001 Non-Qualified Stock Options (Filed as Exhibit 10.33 to the Company’s Form 10-K for the year ended September 30, 2001).

*10.29	Form of Non-Qualified Stock Option Agreement dated May 24, 2001 for each Non-Management Director (Filed as Exhibit 10.34 to the Company’s Form 10-K for the year ended September 30, 2001).

*10.30	Form of Non-Qualified Director Stock Option Agreement dated September 27, 2001 for each Non-Management Director (Filed as Exhibit 10.35 to the Company’s Form 10-K for the year ended September 30, 2001).

*10.31	Restricted Stock Award Agreement dated May 24, 2001 with William P. Stiritz (Filed as Exhibit 10.36 to the Company’s Form 10-K for the year ended September 30, 2001).

Exhibit Number	Description of Exhibit

*10.32	Amended and Restated Ralcorp Holdings, Inc. 2002 Incentive Stock Plan Effective October 1, 2008 (Filed as Exhibit 10.32 to the Company’s Form 10-K for the year ended September 30, 2008).

*10.33	2002 Restricted Stock Award Agreement with William P. Stiritz granted January 2, 2002 (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the period ended March 31, 2002).

*10.34	Form of 2002 Non-Qualified Stock Option Agreement (Filed as Exhibit 10.2 to the Company’s Form 10-Q for the period ended March 31, 2002).

*10.35	Form of 2002 Non-Qualified Stock Option Agreement for Non-Management Directors (Filed as Exhibit 10.41 to the Company’s Form 10-K for the year ended September 30, 2002).

*10.36	2003 Restricted Stock Award Agreement with William P. Stiritz (Filed as Exhibit 10.42 to the Company’s Form 10-K for the year ended September 30, 2003).

*10.37	Form of 2003 Non-Qualified Stock Option Agreement (Filed as Exhibit 10.42 to the Company’s Form 10-K for the year ended September 30, 2003).

*10.38	Form of 2003 Non-Qualified Stock Option Agreement for Non-Management Directors (Filed as Exhibit 10.42 to the Company’s Form 10-K for the year ended September 30, 2003).

*10.39	Restricted Stock Award Agreement dated January 2, 2004 with William P. Stiritz (Filed as Exhibit 10.42 to the Company’s Form 10-K for the year ended September 30, 2004).

*10.40	Form of Non-Qualified Stock Option Agreement dated February 5, 2004 (Filed as Exhibit 10.44 to the Company’s Form 10-K for the year ended September 30, 2004).

*10.41	Form of 2004 Long-Term Restricted Stock Award for Corporate Officers (Filed as Exhibit 99.1 to the Company’s Form 8-K dated as of September 29, 2004).

*10.42	Form of Director Non-Qualified Stock Option Agreement dated September 23, 2004 (Filed as Exhibit 99.1 to the Company’s Form 8-K dated September 29, 2004).

*10.43	Form of Non-Qualified Stock Option Agreement dated February 2, 2005 (Filed as Exhibit 10.2 to the Company’s Form 10-Q for the period ended March 31, 2005).

*10.44	Restricted Stock Award Agreement dated June 29, 2005 (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the period ended June 30, 2005).

*10.45	Form of Director Non-Qualified Stock Option Agreement dated September 29, 2005 (Filed as Exhibit 99.1 to the Company’s Form 8-K dated October 5, 2005).

*10.46	Form of Stock Appreciation Rights Agreement dated September 29, 2005 (Filed as Exhibit 10.48 to the Company’s Form 10-K for the year ended September 30, 2005).

*10.47	Restricted Stock Award Agreement dated January 3, 2006 with William P. Stiritz (Filed as Exhibit 99.1 to the Company’s Form 8-K dated January 5, 2006).

*10.48	Form of 2006 Non-Qualified Stock Option Agreement dated September 28, 2006 (Filed as Exhibit 99.1 to the Company’s Form 8-K filed on October 4, 2006).

*10.49	Form of Stock Appreciation Rights – Summary of Terms (Filed as Exhibit 99.1 to the Company’s Form 8-K filed on October 4, 2006).

*10.50	Restricted Stock Award Agreement dated September 28, 2006 with Richard G. Scalise (Filed as Exhibit 10.53 to the Company’s Form 10-K filed on December 13, 2006).

*10.51	Restricted Stock Award Agreement dated January 3, 2007 with William P. Stiritz (Filed as Exhibit 99.1 to the Company’s Form 8-K dated January 8, 2007).

*10.52	Amended and Restated Ralcorp Holdings, Inc. 2007 Incentive Stock Plan Effective October 1, 2008 (Filed as Exhibit 10.52 to the Company’s Form 10-K for the year ended September 30, 2008).

*10.53	Long-Term Restricted Stock Awards dated March 30, 2007 granted to the Company’s named executive officers described in the Company’s 2006 Proxy Statement (Filed as Exhibit 99.1 to the Company’s Form 8-K filed on September 29, 2004).

Exhibit Number	Description of Exhibit

*10.54	Form of Stock Appreciation Rights Agreement dated September 27, 2007 (Summary of terms filed in the Company’s 8-K on October 2, 2007).

*10.55	Form of 2007 Non-Employee Director Stock Appreciation Rights dated September 27, 2007 (Filed as Exhibit 99.1 to the Company’s 8-K filed on October 2, 2007).

*10.56	Form of 2007 Non-Employee Director Stock Appreciation Rights Agreement dated October 1, 2007 (Filed as Exhibit 99.1 to the Company’s 8-K filed on October 2, 2007).

*10.57	Form of Long-Term Cash Incentive Award Agreement for Co-Chief Executive Officers (Filed as Exhibit 10.57 to the Company’s Form 10-K for the year ended September 30, 2008).

*10.58	Form of Long-Term Cash Incentive Award Agreement for Corporate Officers (Filed as Exhibit 10.58 to the Company’s Form 10-K for the year ended September 30, 2008).

*10.59	Form of Stock Appreciation Rights Agreement dated September 25, 2008 (Filed as Exhibit 10.1 to the Company’s Form 8-K dated September 25, 2008).

*10.60	Form of Non-Employee Director Stock Appreciation Rights Agreement dated September 25, 2008 (Filed as Exhibit 10.2 to the Company’s Form 8-K dated September 25, 2008).

*10.61	Floating Rate Senior Notes, Series A, due May 22, 2010 Note Purchase Agreement (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the period ended June 30, 2003).

*10.62	$145,000,000 4.24% Series B Senior Notes due December 22, 2010, First Supplement to Note Purchase Agreements dated as of December 22, 2003 (Filed as Exhibit 10.4 to the Company’s Form 10-Q for the period ended December 31, 2003).

*10.63	$50,000,000 5.43% Series C Senior Notes due December 22, 2013, Second Supplement to Note Purchase Agreements dated as of December 22, 2003 (Filed as Exhibit 10.5 to the Company’s Form 10-Q for the period ended December 31, 2003).

*10.64	$75,000,000 4.76% Series D Senior Notes due December 22, 2013, Third Supplement to Note Purchase Agreements dated as of December 22, 2003 (Filed as Exhibit 10.6 to the Company’s Form 10-Q for the period ended December 31, 2003).

*10.65	First Amendment dated as of December 22, 2005 to Note Purchase Agreements dated as of May 22, 2003 and Series A, B, C, D and E and F Senior Notes (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the period ended December 31, 2005).

*10.66	$100,000,000 5.57% Senior Notes, Series E due December 21, 2015, Fourth Supplement to Note Purchase Agreement Senior Notes dated as of December 21, 2005 (Filed as Exhibit 10.2 to the Company’s Form 10-Q for the period ended December 31, 2005).

*10.67	$75,000,000 5.43% Senior Notes, Series F due December 21, 2012, Fifth Supplement to Note Purchase Agreement Senior Notes dated as of December 21, 2005 (Filed as Exhibit 10.3 to the Company’s Form 10-Q for the period ended December 31, 2005).

*10.68	$50,000,000 Floating Rate Senior Notes, Series G due February 22, 2011, Sixth Supplement to Note Purchase Agreement dated as of February 22, 2006 (Filed as Exhibit 99.1 to the Company’s Form 8-K on February 27, 2006).

*10.69	$50,000,000 Floating Rate Senior Notes, Series H due February 22, 2011, Seventh Supplement to Note Purchase Agreement dated as of February 22, 2006 (Filed as Exhibit 99.2 to the Company’s Form 8-K on February 27, 2006).

*10.70	$75,000,000 5.56% Senior Notes, Series I, Tranche A, and $25,000,000 5.58% Senior Notes, Series I, Tranche B due January 18, 2019, Eighth Supplement to Note Purchase Agreement dated January 18, 2007 (Filed as Exhibit 99.1 to the Company’s Form 8-K on January 24, 2007).

*10.71	$100,000,000 5.93% Senior Notes, Series J due May 11, 2022, Ninth Supplement to Note Purchase Agreement, dated May 11, 2007 (Filed as Exhibit 99.1 Company’s Form 8-K on May 15, 2007).

Exhibit Number	Description of Exhibit

*10.72	Second Amendment dated as of July 9, 2008 to Note Purchase Agreements dated as of May 22, 2003 and Series A, B, C, D, E, F, G, H, I and J Senior Notes (Filed as Exhibit 10.4 to the Company’s Form 8-K on August 8, 2008).

*10.73	$400,000,000 Credit Agreement (revolving credit) dated as of July 18, 2008 among Ralcorp Holdings, Inc., the Lenders party thereto, and JPMorgan Chase Bank as Administrative Agent, Swingline Lender and Issuing Bank dated as of July 18, 2008 (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the period ended June 30, 2008).

*10.74	$200,000,000 Credit Agreement (term loan) dated as of August 4, 2008 among Ralcorp Holdings, Inc., the Lenders party thereto, JPMorgan Chase Bank, N.A., Bank of America, N.A., J.P. Morgan Securities Inc. and Banc of America Securities LLC (Filed as Exhibit 10.2 to the Company’s form 8-K filed August 8, 2008).

*10.75	Tax Allocation Agreement dated as of August 4, 2008 between Kraft Foods Inc., Cable Holdco, Inc. and Ralcorp Holdings, Inc. (Filed as Exhibit 10.3 to the Company’s form 8-K filed August 8, 2008).

*21	Subsidiaries of the Company (Filed as Exhibit 21 to the Company’s Form 10-K for the year ended September 30, 2008).

23	Consent of PricewaterhouseCoopers LLP.

*24	Power of Attorney (Filed as Exhibit 24 to the Company’s Form 10-K for the year ended September 30, 2008).

31.1	Certification of Kevin J. Hunt pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated December 11, 2008.

31.2	Certification of David P. Skarie pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated December 11, 2008.

31.3	Certification of Thomas G. Granneman pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated December 11, 2008.

32	Certification of Kevin J. Hunt, David P. Skarie and Thomas G. Granneman, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated December 11, 2008.

*	Incorporated by reference