Form 10-Q
period 2008-12-31
RALCORP HOLDINGS INC /MO
filed 2009-02-05
CIK 1029506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

                                      (Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2008.

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO ____________.

Commission file number:     1-12619

Ralcorp Holdings, Inc.
(Exact name of registrant as specified in its charter)

Missouri	43-1766315
(State of Incorporation)	(I.R.S. Employer
Identification No.)

800 Market Street, Suite 2900
St. Louis, MO	63101
(Address of principal	(Zip Code)
Executive offices)

(314) 877-7000
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X)   No (   )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer (X)	Accelerated filer ( )	Non-accelerated filer ( )	Smaller reporting company ( )

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes (  )   No (X)

Number of shares of Common Stock, $.01 par value, outstanding as of February 4, 2009:  56,564,130.

RALCORP HOLDINGS, INC.

INDEX

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Statements of Earnings	1

	Condensed Consolidated Statements of Comprehensive Income	1

	Condensed Consolidated Balance Sheets	2

	Condensed Consolidated Statements of Cash Flows	3

	Notes to Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

PART II.	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 6.	Exhibits	20

SIGNATURES		21

(i)

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements.

RALCORP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
(Dollars in millions except per share data)

	Three Months Ended
	December 31,
	2008	2007

Net Sales	$968.2	$650.7
Cost of products sold	(721.9)	(537.3)
Gross Profit	246.3	113.4
Selling, general and administrative expenses	(147.4)	(69.3)
Interest expense, net	(26.3)	(11.5)
Gain on forward sale contracts	22.5	37.8
Gain on sale of securities	15.8	-
Restructuring charges	(.1)	(.7)
Earnings before Income Taxes
and Equity Loss	110.8	69.7
Income taxes	(41.2)	(24.5)
Earnings before Equity Earnings	69.6	45.2
Equity in loss of Vail Resorts, Inc.,
net of related deferred income taxes	(4.1)	(2.8)
Net Earnings	$65.5	$42.4

Earnings per Share
Basic	$1.17	$1.66
Diluted	$1.15	$1.61

See accompanying Notes to Condensed Consolidated Financial Statements.

RALCORP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in millions)

	Three Months Ended
	December 31,
	2008	2007

Net Earnings	$65.5	$42.4
Other comprehensive (loss) income	(44.9)	4.4
Comprehensive Income	$20.6	$46.8

See accompanying Notes to Condensed Consolidated Financial Statements.

RALCORP HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in millions)

	Dec. 31,	Sept. 30,
	2008	2008

Assets
Current Assets
Cash and cash equivalents	$18.9	$14.1
Marketable securities	2.6	9.2
Investment in Ralcorp Receivables Corporation	63.3	56.5
Receivables, net	94.8	160.1
Due from Kraft Foods Inc.	69.9	49.0
Inventories	338.1	337.0
Deferred income taxes	21.9	16.5
Prepaid expenses and other current assets	7.7	5.4
Total Current Assets	617.2	647.8
Investment in Vail Resorts, Inc.	104.6	126.0
Property, Net	875.7	903.1
Goodwill	2,447.9	2,454.3
Other Intangible Assets, Net	1,181.2	1,189.5
Other Assets	22.0	23.2
Total Assets	$5,248.6	$5,343.9

Liabilities and Shareholders' Equity
Current Liabilities
Accounts and notes payable	$172.3	$204.7
Other current liabilities	291.5	187.2
Total Current Liabilities	463.8	391.9
Long-term Debt	1,516.4	1,668.8
Deferred Income Taxes	600.3	601.6
Other Liabilities	223.6	270.1
Total Liabilities	2,804.1	2,932.4
Shareholders' Equity
Common stock	.6	.6
Additional paid-in capital	1,922.5	1,919.6
Common stock in treasury, at cost	(247.8)	(257.3)
Retained earnings	834.4	768.9
Accumulated other comprehensive income	(65.2)	(20.3)
Total Shareholders' Equity	2,444.5	2,411.5
Total Liabilities and Shareholders' Equity	$5,248.6	$5,343.9

See accompanying Notes to Condensed Consolidated Financial Statements.

RALCORP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in millions)

	Three Months Ended
	December 31,
	2008	2007

Cash Flows from Operating Activities
Net earnings	$65.5	$42.4
Adjustments to reconcile net earnings to net
cash flow provided by operating activities:
Depreciation and amortization	37.3	22.8
Stock-based compensation expense	4.1	3.2
Gain on forward sale contracts	(22.5)	(37.8)
Gain on sale of securities	(15.8)	-
Equity in loss of Vail Resorts, Inc.	6.4	4.3
Deferred income taxes	(.5)	9.5
Sale of receivables, net	25.0	10.7
Other changes in current assets and liabilities, net
of effects of business acquisitions	17.8	10.7
Other, net	4.5	4.0
Net Cash Provided by Operating Activities	121.8	69.8

Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	-	(2.7)
Additions to property and intangible assets	(17.3)	(9.2)
Purchases of securities	(.7)	(2.9)
Proceeds from sale or maturity of securities	7.4	1.9
Net Cash Used by Investing Activities	(10.6)	(12.9)

Cash Flows from Financing Activities
Repayments of long-term debt	(142.2)	(39.7)
Net borrowings (payments) under credit arrangements	39.6	(.3)
Purchases of treasury stock	(1.0)	(5.6)
Proceeds and tax benefits from exercise of stock awards	10.1	.4
Changes in book cash overdrafts	(12.0)	(1.8)
Other, net	(.1)	-
Net Cash Used by Financing Activities	(105.6)	(47.0)

Effect of exchange rate changes on cash	(.8)	-

Net Increase in Cash and Cash Equivalents	4.8	9.9
Cash and Cash Equivalents, Beginning of Period	14.1	9.9
Cash and Cash Equivalents, End of Period	$18.9	$19.8

See accompanying Notes to Condensed Consolidated Financial Statements.

RALCORP HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions except per share data)

NOTE 1 – PRESENTATION OF CONDENSED FINANCIAL STATEMENTS

The accompanying unaudited historical financial statements of Ralcorp Holdings, Inc. (“Ralcorp” or the “Company”) have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  These interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods presented.  All such adjustments are of a normal recurring nature.  Certain amounts for prior periods have been reclassified to conform to the current period’s presentation, including segment information and marketable securities and related cash flows.  Operating results for the periods presented are not necessarily indicative of the results for the full year.  These statements should be read in conjunction with the financial statements and notes included in the Company's Amendment No. 1 to its Annual Report on Form 10-K for the year ended September 30, 2008, filed on December 11, 2008.  The significant accounting policies for the accompanying financial statements are the same as disclosed in that Annual Report, except that the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (FAS 157) as of October 1, 2008, to the extent required (see Note 2).  The financial statements are presented on a consolidated basis and include the accounts of Ralcorp and its majority-owned subsidiaries, except Ralcorp Receivables Corporation (see Note 7).

NOTE 2 – FAIR VALUE MEASUREMENTS

The Company adopted FAS 157 on October 1, 2008, which among other things, requires enhanced disclosures about assets and liabilities measured at fair value.  This adoption was limited to financial assets and liabilities.

FAS 157 includes a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures.  The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable.  Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources, while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions.

The fair value hierarchy consists of the following three levels:
Level 1 –	Inputs are quoted prices in active markets for identical assets or liabilities.
Level 2 –
Inputs are quoted prices of similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived principally from or corroborated by observable market data.

Level 3 –	Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2008 and the basis for that measurement:

	Total	Level 1	Level 2	Level 3
Assets
Marketable securities	$2.6	$2.6	$-	$-
Derivative assets	1.3	-	1.3	-
Deferred compensation investment	17.8	-	17.8	-
	$21.7	$2.6	$19.1	$-
Liabilities
Derivative liabilities	$112.4	$-	$19.8	$92.6
Deferred compensation liabilities	26.1	-	26.1	-
	$138.5	$-	$45.9	$92.6

The Company’s marketable securities consist of U.S. Treasury Bills, and fair value is measured using the market approach based on quoted prices.  The Company utilizes the income approach to measure fair value for its derivative assets and liabilities (which include commodity options and swaps, an interest rate swap, foreign currency forward contracts, and forward sale contracts).  The income approach uses pricing models that rely on market observable inputs such as yield curves, currency exchange rates, and forward prices.  For the forward sale contracts related to Ralcorp’s shares of Vail Resorts, Inc. (see Note 12), the Black-Scholes option valuation model is used, which includes an unobservable assumption of estimated future stock price volatility.  The gains or losses on the forward sale contracts are shown separately on the statement of earnings.  The fair value of the deferred compensation investment is invested primarily in mutual funds and is measured using the market approach.  This investment is in the same funds and purchased in substantially the same amounts as the participants’ selected investment options (excluding Ralcorp common stock equivalents), which represent the underlying liabilities to participants in the Company’s deferred compensation plans.  Deferred compensation liabilities are recorded at amounts due to participants in cash, based on the fair value of participants’ selected investment options (excluding certain Ralcorp common stock equivalents to be distributed in shares) using the market approach.

NOTE 3 – ACQUISITIONS

On August 4, 2008, the Company acquired Post Foods from Kraft Foods Inc.  Post Foods, which is included in the Cereals segment, is the third-largest branded ready-to-eat cereal manufacturer in the U.S.  Ralcorp’s consolidated financial statements include the results of operations for this acquisition since its acquisition date.  The following pro forma information discloses Ralcorp’s results of operations as though this business combination had been completed as of October 1, 2007, and as though all purchase price adjustments had been finalized on that date.  These pro forma results do not necessarily reflect the actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations.

	Three Months Ended
	December 31,
	2008	2007
Net sales	$968.2	$906.9
Net earnings	65.5	61.9
Basic earnings per share	1.17	1.10
Diluted earnings per share	1.15	1.09

NOTE 4 – RESTRUCTURING CHARGES

In October 2007, the Company announced plans to close its plant in Billerica, MA, and transfer the production to other facilities within the Snack Nuts & Candy segment.  The closure was substantially completed during fiscal 2008, with $.5 in the first quarter and total charges of $1.4, which included employee termination benefits for approximately 90 employees and a write-off of abandoned property.

Restructuring charges for the quarters ended December 31, 2008 and 2007 also included residual costs totaling $.1 and $.2, respectively, related to the closure of the Frozen Bakery Products plant in Blue Island, IL, which was substantially completed in fiscal 2007.

NOTE 5 – PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company sponsors qualified and supplemental noncontributory defined benefit pension plans and other postretirement benefit plans for certain of its employees.  The following table provides the components of net periodic benefit cost for the plans.

	Three Months Ended
	December 31,
	2008	2007
Pension Benefits
Service cost	$1.2	$.6
Interest cost	3.1	2.8
Expected return on plan assets	(3.8)	(3.7)
Amortization of unrecognized prior service cost	.1	.6
Net periodic benefit cost	$.6	$.3

Other Benefits
Service cost	$.7	$-
Interest cost	1.5	.3
Amortization of unrecognized net loss	-	.1
Net periodic benefit cost	$2.2	$.4

NOTE 6 – EARNINGS PER SHARE

The weighted-average shares outstanding for basic and diluted earnings per share were as follows (in thousands):

	Three Months Ended
	December 31,
	2008	2007

Weighted Average Shares
for Basic Earnings per Share	56,048	25,470
Dilutive effect of:
Stock options	543	568
Stock appreciation rights	155	71
Restricted stock awards	146	84
Weighted Average Shares
for Diluted Earnings per Share	56,892	26,193

During the three months ended December 31, 2008, 435,000 stock appreciation rights at $56.56 per share and 538,000 stock appreciation rights at $66.07 per share were outstanding and could potentially dilute basic earnings per share in the future, but were not included in the computation of diluted earnings per share for the period because they were antidilutive.

NOTE 7 – SALE OF RECEIVABLES

The Company has an agreement to sell, on an ongoing basis, all of the trade accounts receivable of certain of its subsidiaries to a wholly owned, bankruptcy-remote subsidiary named Ralcorp Receivables Corporation (RRC).  The accounts receivable of the Post Foods, Western Waffles, Cottage Bakery, Medallion and Bloomfield businesses have not been incorporated into the agreement and are not currently being sold to RRC.  RRC can in turn sell up to $75.0 of ownership interests in qualifying receivables to a bank commercial paper conduit.  RRC is a qualifying special purpose entity under FAS 140, and the sale of Ralcorp receivables to RRC is considered a true sale for accounting, tax and legal purposes.  As of December 31, 2008 and September 30, 2008, the outstanding balance of receivables sold to RRC (net of an allowance for doubtful accounts based on historical losses and the economic status of customers) was $138.3 and $106.5, respectively, and proceeds received from the conduit were $75.0 and $50.0, respectively, resulting in a subordinated retained interest of $63.3 and $56.5, respectively, reflected on the Company’s consolidated balance sheet as an “Investment in Ralcorp Receivables Corporation.”  The Company continues to service the receivables (with no significant servicing assets or liabilities) and remits collections to RRC, who remits the appropriate portion to the conduit, as part of a monthly net settlement including the sale of an additional month of receivables.  Cash received from or paid to the conduit is included in net cash flows from operating activities.  RRC maintains the risk of credit losses up to the amount of its subordinated retained interest.  The investment in RRC is stated at carrying value, which approximates fair value.  Discounts related to the sale of receivables (based on contractual rates) totaled $.4 and $.7 in the three months ended December 31, 2008 and 2007, respectively, and are included on the statement of earnings in selling, general and administrative expenses.

NOTE 8 – INVENTORIES consisted of:

	Dec. 31,	Sept. 30,
	2008	2008
Raw materials and supplies	$141.0	$135.2
Finished products	201.1	204.4
	342.1	339.6
Allowance for obsolete inventory	(4.0)	(2.6)
	$338.1	$337.0

NOTE 9 – PROPERTY, NET consisted of:

	Dec. 31,	Sept. 30,
	2008	2008
Property at cost	$1,347.4	$1,350.3
Accumulated depreciation	(471.7)	(447.2)
	$875.7	$903.1

NOTE 10 – OTHER INTANGIBLE ASSETS, NET consisted of:

	Dec. 31,	Sept. 30,
	2008	2008
Computer software	$39.3	$34.7
Customer relationships	418.8	422.2
Trademarks	808.4	808.4
Other	13.1	13.1
	1,279.6	1,278.4
Accumulated amortization	(98.4)	(88.9)
	$1,181.2	$1,189.5

Amortization expense related to intangible assets was:

	Three Months Ended
	December 31,
	2008	2007
Computer software	$1.1	$1.0
Customer relationships	5.5	5.2
Trademarks	3.1	.3
Other	.4	.6
	$10.1	$7.1

For the intangible assets recorded as of December 31, 2008, total amortization expense of $41.0, $39.1, $36.7, $36.4, and $35.3 is scheduled for fiscal 2009, 2010, 2011, 2012, and 2013, respectively.

NOTE 11 – LONG-TERM DEBT consisted of:

	December 31, 2008		September 30, 2008
	Balance	Rate	Balance	Rate
Fixed Rate Senior Notes, Series B	$58.0	4.24%	$87.0	4.24%
Fixed Rate Senior Notes, Series C	50.0	5.43%	50.0	5.43%
Fixed Rate Senior Notes, Series D	53.6	4.76%	64.3	4.76%
Fixed Rate Senior Notes, Series E	100.0	5.57%	100.0	5.57%
Fixed Rate Senior Notes, Series F	75.0	5.43%	75.0	5.43%
Floating Rate Senior Notes, Series G	50.0	2.60%	50.0	4.36%
Floating Rate Senior Notes, Series H	50.0	2.60%	50.0	4.36%
Fixed Rate Senior Notes, Series I-1	75.0	5.56%	75.0	5.56%
Fixed Rate Senior Notes, Series I-2	25.0	5.58%	25.0	5.58%
Fixed Rate Senior Notes, Series J	100.0	5.93%	100.0	5.93%
Fixed Rate Notes maturing 2018	577.5	7.29%	577.5	7.29%
Floating Rate Notes maturing 2018	20.0	4.69%	20.0	5.33%
Fixed Rate Notes maturing 2020	67.0	7.39%	67.0	7.39%
Term Loan A-1	-	n/a	100.0	4.19%
Term Loan A-2	197.5	4.58%	200.0	4.16%
Industrial Development Revenue Bond	5.6	2.30%	5.6	6.80%
$400 Revolving Credit Agreement	61.6	5.33%	7.0	4.50%
Uncommitted credit arrangements	-	n/a	15.0	8.25%
Other	.3	Various	.4	Various
	1,566.1		1,668.8
Less: Current portion	(49.7)		-
	$1,516.4		$1,668.8

Approximately $164.7 of the debt outstanding at September 30, 2008 was required to be repaid in fiscal 2009 but was classified as long-term based upon management’s intent and ability to refinance it on a long-term basis.  As of December 31, 2008, management expects to reduce debt as scheduled over the next twelve months, so the current portion has been classified in “Other current liabilities” on the consolidated balance sheet.

NOTE 12 – FORWARD SALE CONTRACTS

Between December 31, 2005 and December 31, 2006, Ralcorp entered into three forward sale contracts relating to 4.95 million shares of its Vail common stock.  Under the contracts, at the maturity dates the Company can deliver a variable number of shares of Vail stock (or cash) to the counterparty.  The calculation of the number of shares ultimately delivered will depend on the price of Vail shares at settlement and includes a price collar.  Ralcorp received cash under the discounted advance payment feature of the contracts, and amortization of the discounts (which totaled $2.1 for each of the quarters ended December 31, 2008 and 2007) is included in “Interest expense, net” on the statement of earnings.  On November 21, 2008, the first tranche of the initial contract was settled and Ralcorp delivered 890,000 shares.   At December 31, 2008, the fair value of the contracts was $92.6, of which $25.1 was included in “Other current liabilities” and $67.5 was included in “Other Liabilities” on the balance sheet.  The components of the total liability are shown in the following table.

	Value of	Accumulated	Total
	Advance	Gain on	Contract
	Proceeds	Derivative	Liability
Advance proceeds received	$140.0	$-	$140.0
Amortization of discount	20.7	-	20.7
Gain on derivative component	-	(15.7)	(15.7)
Balance at September 30, 2008	$160.7	$(15.7)	$145.0
Amortization of discount	2.1	-	2.1
Gain on derivative component	-	(23.7)	(23.7)
Contract settlement	(30.8)	-	(30.8)
Balance at December 31, 2008	$132.0	$(39.4)	$92.6

The forward sale agreements have a dual nature and purpose.  The advance proceeds component acts as a financing arrangement securitized by the underlying Vail shares.  The derivative component, which is based on a price collar on Vail shares, acts as a hedge of the future sale of the underlying shares.  Because Ralcorp accounts for its investment in Vail Resorts using the equity method, these contracts are not eligible for hedge accounting.  Therefore, any gains or losses on the contracts, whether realized or unrealized, are immediately recognized in earnings.  In addition to the unrealized non-cash gains or losses, the reported gains or losses on these contracts included charges (paid monthly) for an related stock borrow costs incurred by the counterparty in excess of a contractual limit.  During the three months ended December 31, 2008 and 2007, excess stock borrow costs (and payments) totaled $1.2 and zero, respectively.

NOTE 13 – SHAREHOLDERS’ EQUITY

As of December 31, 2008, there were 6,916,728 shares in treasury and 56,559,907 shares outstanding.  As of September 30, 2008, there were 7,195,555 shares in treasury and 56,281,080 shares outstanding.

Accumulated other comprehensive income decreased $44.9 during the three months ended December 31, 2008 as a result of a $31.1 decrease in the foreign currency translation and a $19.8 net loss from cash flow hedging activities, offset by $6.0 of related tax adjustments.

NOTE 14 – SEGMENT INFORMATION

Effective October 1, 2008, the Company reorganized its management reporting and realigned its reportable segments in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

Historically, the Company was comprised of the following reportable business segments:
•	Cereals, Crackers & Cookies (including branded and store brand cereals, nutritional bars, crackers, cookies, and chips);
•	Frozen Bakery Products (including frozen griddle products, frozen bread products, frozen dessert products, and frozen dough and dry mixes for bakery foods);
•	Dressings, Syrups, Jellies & Sauces (including store brand shelf-stable dressings, syrups, peanut butter, jellies, salsas and various sauces, and branded non-alcoholic drink mixes); and
•	Snack Nuts & Candy (including nuts and chocolate candy).

Effective as of the beginning of fiscal 2009, the reportable segments were changed as follows:
•	the cracker, cookie and chip business has been aggregated with the nuts and candy business in a segment renamed Snacks;
•	the branded ready-to-eat cereal business and the store brand ready-to-eat and hot cereal and nutritional bar business continue to be aggregated in a segment renamed Cereals;
•	the name of the Dressings, Syrups, Jellies & Sauces segment was changed to Sauces and Spreads; and
•	there was no change to Frozen Bakery Products.

Management evaluates each segment’s performance based on its profit contribution, which is profit or loss from operations before income taxes, interest, costs related to restructuring activities, and other unallocated corporate income and expenses.  The following tables present information about the Company’s reportable segments, including corresponding amounts for the prior year.

	Three Months Ended
	December 31,
	2008	2007
Net Sales
Cereals	$449.3	$180.7
Frozen Bakery Products	191.1	182.5
Snacks	194.5	177.7
Sauces and Spreads	133.3	109.8
Total	$968.2	$650.7

Profit Contribution
Cereals	$74.1	$20.6
Frozen Bakery Products	15.0	17.7
Snacks	20.5	13.2
Sauces and Spreads	9.2	1.7
Total segment profit contribution	118.8	53.2
Interest expense, net	(26.3)	(11.5)
Gain on forward sale contracts	22.5	37.8
Gain on sale of securities	15.8	-
Restructuring charges	(.1)	(.7)
Stock-based compensation expense	(4.1)	(3.2)
Post Foods transition and integration costs	(7.1)	-
Other unallocated corporate expenses	(8.7)	(5.9)
Earnings before income taxes
and equity loss	$110.8	$69.7

Depreciation and Amortization
Cereals	$20.0	$5.2
Frozen Bakery Products	8.8	9.2
Snacks	5.0	5.1
Sauces and Spreads	2.1	2.0
Corporate	1.4	1.3
Total	$37.3	$22.8

	Dec. 31,	Sept. 30,
	2008	2008
Assets
Cereals	$3,743.6	$3,762.1
Frozen Bakery Products	724.4	788.7
Snacks	359.4	369.3
Sauces and Spreads	157.5	156.4
Total segment assets	4,984.9	5,076.5
Investment in Ralcorp Receivables Corporation	63.3	56.5
Investment in Vail Resorts, Inc.	104.6	126.0
Other unallocated corporate assets	95.8	84.9
Total	$5,248.6	$5,343.9

NOTE 15 – SUBSEQUENT EVENT

On January 18, 2009, the Company commenced the recall of certain products which were manufactured using peanut butter paste obtained from or traced to Peanut Corporation of America as an ingredient.  The recalled products included nutrition bars in the Cereals segment, in-store bakery cookies in the Frozen Bakery Products segment, and peanut butter crackers in the Snacks segment.  The recall had no impact on the Company’s other snack products or retail peanut butter operations.  The financial impact of these recalls (including lost sales resulting from lower consumer demand for products containing peanut ingredients) cannot be reasonably estimated at this time, but is not expected to be material.

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

RESULTS OF OPERATIONS

Consolidated

In the first quarter of fiscal 2009, we continued to benefit from our acquisition strategy while experiencing base business sales growth in most categories.  Total segment profit contribution for our base businesses was higher than last year despite significant cost challenges.
The following table summarizes key data (in millions of dollars, except for percentage data as indicated) that we believe is important for you to note as you read the consolidated results analysis discussions below.  In addition, please refer to Note 14 to the financial statements under Item 1 (on the preceding page) for data regarding net sales and profit contribution by segment.

	Three Months Ended
	December 31,
	2008	2007
Net earnings	65.5	42.4
Net sales	968.2	650.7
Cost of products sold as % of net sales	74.6%	82.6%
SG&A as % of net sales	15.2%	10.7%
Interest expense	(26.3)	(11.5)
Gain on forward sale contracts	22.5	37.8
Gain on sale of securities	15.8	-
Post Foods transition and integration costs	(7.1)	-
Effective income tax rate	37.2%	35.2%
Equity in loss of Vail Resorts, Inc.	(6.4)	(4.3)

    Net earnings – Earnings have been positively impacted by business acquisitions, organic growth, and gains on the sale of some of our shares of Vail Resorts, Inc., but negatively impacted by higher raw material and freight costs, interest expense, and merger transition and integration costs.  In addition, non-cash gains due to changes in the fair value of our Vail forward sale contracts were lower in the first quarter of fiscal 2009 as compared to the same period of fiscal 2008.  More detailed discussion and analysis of these and other factors follows.

    Net sales for the first quarter grew 49%, largely due to the timing of the Post Foods acquisition on August 4, 2008.  Post Foods had net sales of $256.3 million during the first quarter of fiscal 2009.  Excluding sales from this acquisition, our base business net sales grew 9% in the three-month period.  That growth was primarily the result of selling price increases, as volume gains in some of our base businesses were offset by declines in others.  Selling prices have been raised in a number of our product categories, with a total impact of approximately $86.2 million for the quarter, in an effort to cover higher input costs.  Note the “Net Sales” comparisons by segment in Note 14 under Item 1, and refer to the segment discussions below for more detailed information about factors affecting net sales.
Cost of products sold decreased as a percentage of net sales, reflecting the effect of incorporating Post Foods, whose branded products have a higher gross margin, as well as the effect of the timing of selling price increases relative to increases in input costs.  Pricing adjustments lagged rapid cost increases a year ago.  Compared to the corresponding period last year, changes in unit costs raised overall ingredient and packaging costs, net of the impacts of our hedging and forward purchase strategies, by approximately $51.9 million for the first quarter.  In addition, higher transportation rates due to increased fuel costs raised freight charges by approximately $3.2 million.  Refer to the segment discussions below for more information.
Selling, general and administrative expenses (“SG&A”) increased as a percentage of net sales.  This was primarily related to the acquisition of Post Foods.  Due to the nature of Post Foods’ branded business, higher advertising and promotion costs were incurred.  Excluding Post Foods, SG&A as a percentage of net sales was 12.3%.  The remaining increase can be attributed to higher incentive and stock-based compensation accruals, amortization of intangibles, and Post Foods transition and integration costs, partially offset by selling price increases, sales volume growth, and mark-to-market adjustments on deferred compensation liabilities.  Specifically, through three months, special compensation accruals increased $4.7 million, amortization of intangible assets (see Note 10 under Item 1) increased $3.5 million, and deferred compensation adjustments changed by $1.9 million.
Interest expense increased primarily as a result of changing outstanding debt levels and interest rates.  Debt increased significantly in August 2008 due to approximately $965 million of debt assumed in the Post Foods acquisition.  The weighted average interest rate on all of the Company’s outstanding debt was 6.0% and 5.1% in the first quarter of fiscal 2009 and 2008, respectively.
Gain on forward sale contracts – Net earnings were affected by non-cash gains on our forward sale contracts related to a total of 4,950,100 of our shares of Vail Resorts, Inc.  The contracts include a collar on the Vail stock price and the prepayment of proceeds at a discount (whereby Ralcorp received a total of $140.0 million).  Because Ralcorp accounts for its investment in Vail Resorts using the equity method, these contracts, which are intended to hedge the future sale of those shares, are not eligible for hedge accounting.  Therefore, gains or losses on the contracts are immediately recognized in earnings.  The fair value of the contracts is dependent on several variables, including the market price of Vail stock (which decreased from $62.29 at September 30, 2007, to $53.81 at December 31, 2007, to $34.95 at September 30, 2008, and to $26.60 at December 31, 2008), estimated future Vail stock price volatility, interest rates, and the time remaining to the contract maturity dates.  For more information on these contracts, see Note 12 under Item 1 and LIQUIDITY AND CAPITAL RESOURCES below.
Gain on sale of securities – Results for the first quarter of fiscal 2009 included a gain on the sale of 891,600 Vail shares, including 890,000 shares subject to the forward sale contracts.  The $15.8 million gain represents the difference between the book value of the shares and the $30.8 million net proceeds (received on a discounted basis at the inception of the related forward sale contract in November 2005).
Post Foods transition and integration costs – As planned, Ralcorp is incurring significant costs related to transitioning Post Foods into Ralcorp operations, including decoupling the cereal assets of Post Foods from those of other Kraft Foods Inc. (the former owner), developing stand-alone Post Foods information systems, developing independent sales, logistics and purchasing functions for Post Foods, and other significant integration undertakings.  While a portion of those costs are capitalized, the expense portion totaled $7.1 million in the three months ended December 31, 2008.
Income taxes – The Company’s effective tax rate is favorably impacted by Canadian tax benefits related to our Canadian entities.  Because this year’s consolidated net earnings were significantly higher than last year’s, those fixed Canadian benefits were proportionally much smaller compared to the variable components of income taxes, and the net effective rates were increased.  In addition, state apportionment and other state tax changes increased our blended state tax rate.
Equity in earnings of Vail Resorts, Inc. – Ralcorp holds approximately 17% of the outstanding common stock of Vail Resorts, Inc. (NYSE: MTN) and accounts for this investment using the equity method.  Vail Resorts operates on a fiscal year ending July 31; therefore, we report our portion of Vail Resorts’ operating results on a two-month time lag.  Vail Resorts’ operations are highly seasonal, typically yielding income for the second and third fiscal quarters and losses for the first and fourth fiscal quarters.  Deferred taxes on these amounts were provided at approximately 35.3% and 36.0% in fiscal 2008 and fiscal 2009, respectively.

Cereals

    Net sales in the Cereals segment grew 149% for the first quarter, primarily due to the $256.3 million of sales from the Post Foods business.  Compared to last year’s first quarter data (pre-acquisition), branded cereal volume was down slightly as improvement in the Honey Bunches of Oats brand was more than offset by declines in other adult brands.
Excluding the sales from the Post Foods business, net sales increased 7% from last year’s first quarter.  The following table shows year-over-year sales volume changes by product category (excluding Post Foods).

Ready-to-eat (RTE) cereal	13%
Hot cereal	10%
Nutritional bars	-6%
Co-manufacturing	43%
Other minor categories	-8%
Total	8%

    The base business net sales growth in the Cereals segment is attributable to both higher volumes and higher prices.  We continue to increase distribution with most of our largest retail cereal customers and have also benefited from a favorable sales mix, excluding co-manufacturing.  Though co-manufacturing volume is up overall, a shift from RTE to hot cereal resulted in a $3.8 million decline in co-manufacturing sales dollars.
The segment’s profit contribution increased significantly as a result of the Post Foods acquisition.  Results from Post Foods added about $52.2 million (net of $3.3 million of amortization related to certain brands and customer relationships and $11.6 million of depreciation).  The remaining improvement in the segment’s profit contribution is primarily attributable to the overall volume growth and improved pricing, largely offset by the impact of increased costs.  The raw material unit cost impact was approximately $8.4 million for the three months ended December 31, with the most notable cost increases occurring in rice, oats, corn, sugar, and packaging.  In addition, higher freight rates added approximately $1.5 million of costs for the quarter.

Frozen Bakery Products

The Frozen Bakery Products segment’s first quarter net sales grew 5% as a result of selling price improvements in each sales channel, partially offset by volume declines.  The following table shows sales volume changes from the corresponding period of fiscal 2008 by sales channel.
Foodservice	-11%
In-store bakery (ISB)	-7%
Retail	-2%
Total	-8%

    Sales volume in the foodservice channel in the first quarter was negatively impacted by lower restaurant traffic at our casual-themed national customers and the loss of a significant national account.  In the in-store bakery channel, volume losses were primarily attributable to the bread and frozen dough categories as cookie volume was flat.  Volume declines in the retail channel were driven by branded and co-manufactured products, as private label volume grew approximately 6%.
Despite significant pricing improvements, the segment’s profit contribution was hurt by the volume declines, higher raw material costs, an unfavorable product mix, and higher warehousing and freight costs.  Overall raw material costs were unfavorable by approximately $13.4 million for the first quarter, driven by increases in flour, eggs, oils, and dairy products, and higher freight rates increased the segment’s transportation costs by $.4 million for the quarter.

Snacks
    First quarter net sales for the Snacks segment increased 9% from last year’s level as a result of selling price improvements and product mix, partially offset by the effects of volume declines in all categories (as shown in the following table).  The volume declines were partially due to decisions to exit some lower-margin business.

Crackers	-3%
Cookies	-2%
Nuts	-16%
Chips	-1%
Co-manufacturing	-54%
Candy and other minor categories	-19%
Total	-8%

       The segment’s profit contribution for the first quarter was higher than last year as a result of improved pricing and production efficiencies due to capital-related cost savings initiatives, partially offset by higher input costs.  Raw material cost differences in the segment caused an unfavorable variance of $16.5 million for the quarter.  In addition, higher freight rates resulted in additional costs of $.7 million for the quarter.

Sauces and Spreads

In the Sauces and Spreads segment, net sales grew 21% for the quarter primarily as a result of price increases in response to rapidly rising costs over the past year, but also because of an overall volume increase.  The following table shows sales volume changes from last year’s first quarter by product category.

Peanut butter	-14%
Preserves & jellies	7%
Table syrup	10%
Spoonable & pourable salad dressings	-4%
Mexican sauces	7%
Barbeque sauce	5%
Other minor categories	8%
Total	3%

    First quarter profit contribution was significantly higher than last year as a result of the higher sales, as well as production efficiencies due to cost savings initiatives, partially offset by higher input costs.  The segment’s raw material costs were unfavorable by a total of $13.6 million in the quarter, driven by cost increases in soybean oil, peanuts, fruits, corn sweeteners, and containers, and higher fuel surcharges drove freight costs up $.6 million.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have funded operating needs by generating positive cash flows through operations.  We expect to continue generating operating cash flows through our mix of businesses and expect that short-term and long-term liquidity requirements will be met through a combination of operating cash flows and strategic use of borrowings under committed and uncommitted credit arrangements.  We believe we have sufficient liquidity despite the current disruption of the capital and credit markets.  As the national and world-wide financial crisis has developed in recent months, we have continued to monitor closely events and the financial institutions associated with our credit facilities, including monitoring credit ratings and outlooks, capital raising and merger activity.
Capital resources remained strong at December 31, 2008, with total shareholders’ equity of $2,444.5 million and a long-term debt (including current maturities) to total capital (which is the total of long-term debt and total shareholders’ equity) ratio of 39%, compared with corresponding figures for September 30, 2008 of $2,411.5 million and 41%.  Working capital, excluding cash and cash equivalents, decreased to $184.2 million at December 31, 2008, from $241.8 million at September 30, 2008, primarily as a result of increased income taxes payable and other accrued liabilities of $54.1 and a decrease in accounts receivable of $65.3 million, partially offset by a $20.9 million increase in the Due from Kraft Foods Inc receivable and a $32.4 million decrease in accounts payable.
Cash provided by operating activities was $123.1 million through three months of fiscal 2009 compared to $69.8 million in last year’s first three months.  This change was primarily due to cash flows from Post Foods, as well as improved profitability of our base businesses.  In addition, a portion of the change is also due to cash flows related to our receivables sale agreement, which now includes most of the receivables of the Frozen Bakery Products segment.  During fiscal 2009, net proceeds received from the sale of beneficial interests in accounts receivable increased by $25.0 million, compared with a $10.7 million increase a year ago.  See Note 7 under Item 1 for more information about the sale of receivables.  Remaining changes are due to fluctuations in other components of working capital.
Capital expenditures for fiscal 2009 are expected to total approximately $120-$130 million (including approximately $50 million of Post Foods asset decoupling and information systems expenditures) of which $17.3 million was spent during the first three months.  As discussed below, we have adequate capacity under current financing arrangements to meet these cash needs.
During December 2008, $29.0 million of our Fixed Rate Senior Notes, Series B, $10.7 million of Series D, and $2.5 million of our Term Loan A-2 were repaid as scheduled.  During the twelve months ending December 31, 2009, another $29.0 million of Series B, $10.7 million of Series D, and $10.0 million of our Term Loan A-2 are scheduled to be repaid.  All of our notes provide that, if we elect to pay additional interest, our ratio of “Total Debt” to “Adjusted EBITDA” (each term as defined in the debt agreements) may exceed the 3.5 to 1.0 limit, but be no greater than 4.0 to 1.0, for a period not to exceed 12 consecutive months.  As of December 31, 2008, that ratio was 2.8 to 1.0, and we were also in compliance with all other debt covenants.  Total remaining availability under our $400 million revolving credit agreement was $338.4 million as of December 31, 2008.   We currently have no uncommitted credit arrangements.
Cash needs in excess of our available borrowing capacity could be met through additional sales of our shares of Vail Resorts, Inc.  Based on the market price of Vail stock at December 31, 2008, and excluding the 4.06 million shares subject to forward sale contracts (discussed in the following paragraph), we could realize approximately $38.3 million in cash through the sale of this investment, net of income taxes.
Between November 2005 and November 2006, we entered into three forward sale contracts relating to a maximum total of 4.95 million shares of our Vail common stock and received a total of $140 million under the discounted advance payment feature of the contracts.  These contracts operate as a hedge of the cash flows expected from the sale of Vail shares in the future.  At the maturity dates in the contracts, we can deliver a variable number of shares of Vail stock to the counterparty or settle the contracts with cash.  The number of shares (or amount of cash) to be delivered will depend upon the market price of Vail shares at the settlement dates.  We delivered 890,000 shares in November 2008.  The market price of Vail shares at December 31, 2008 was $26.60.  A summary of contract terms follows:

	Maximum	Minimum	Floor	Cap
Maturity Date	Shares	Shares	Price	Price
November 2008	890,000	727,157	$ 34.59	$ 42.33
November 2009	985,050	783,028	38.34	48.23
November 2010	890,000	632,551	34.59	48.67
November 2011	985,050	681,695	38.34	55.40
November 2013	1,200,000	570,825	35.29	74.19

        During the first three months of fiscal 2009 approximately 293,000 shares of treasury stock were issued for stock options and stock appreciation rights exercised.

OUTLOOK

    Within our Annual Report on Form 10-K for the year ended September 30, 2008, we provided a discussion of the outlook for the Company, including specific factors and trends affecting our businesses.  We believe the outlook comments contained within that document are still appropriate, except as updated by the following paragraphs.
On January 18, 2009, we commenced the recall of certain products which were manufactured using peanut butter paste obtained from or traced to Peanut Corporation of America as an ingredient.  The recalled products included nutrition bars in the Cereals segment, in-store bakery cookies in the Frozen Bakery Products segment, and peanut butter crackers (produced by a co-manufacturer) in the Snacks segment.  The recall had no impact on our other snack products or retail peanut butter operations.  The financial impact of these recalls (including lost sales resulting from lower consumer demand for products containing peanut ingredients) cannot be reasonably estimated at this time, but is not expected to be material.
    During the first quarter of fiscal 2009, Post Foods’ operating results and progress on transition and integration met expectations.  We expect sales and operating profits for the Post Foods business to be greater in our third and fourth fiscal quarters than in the first and second.  Our primary objective for the remainder of the year is to continue the successful transition and integration of the Post Foods operations into Ralcorp.  Post Foods is currently operating under a twelve-month transition services agreement (TSA) with

Kraft Foods Inc. (the former owner) which covers many key business activities for Post Foods.  As planned, we are incurring significant costs and management effort related to transitioning Post Foods off the TSA and into our own operations, including decoupling the cereal assets of Post Foods from those of other operations of Kraft, developing stand-alone Post Foods information systems, developing independent sales, logistics and purchasing functions for Post Foods, and other significant integration undertakings.  While a portion of the costs associated with this effort are capitalized, the expense portion totaled $7.1 million in the three months ended December 31, 2008.  We expect these transition and integration costs to continue through fiscal 2009.

RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the FASB issued FAS 157, “Fair Value Measurements.”  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  This Statement was effective for Ralcorp as of October 1, 2008; however, FASB Staff Position (FSP) 157-2, issued in February 2008, permits a one-year deferral for non-financial assets and liabilities not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The adoption of FAS 157 for financial assets and liabilities did not have a material impact on the Company’s results of operations or financial position, and we do not believe the adoption of FAS 157 for non-financial assets and liabilities, effective October 1, 2009, will have a material impact on our consolidated financial statements.  Required disclosures are included in Note 2 under Item 1.
In February 2007, the FASB issued FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities.”  This Statement permits entities to choose to measure many financial instruments and certain other items at fair value.  This Statement was effective as of the beginning of Ralcorp’s 2009 fiscal year, but it did not have an effect on our consolidated financial statements as we did not elect this fair value option for any items.
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
In May 2008, the FASB issued FAS 162, “The Hierarchy of Generally Accepted Accounting Principles.”  The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities.  This standard did not have a material impact on the Company’s financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to our critical accounting policies and estimates during the three months ended December 31, 2008.

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

        Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Report.  These forward-looking statements are sometimes identified by their use of terms and phrases such as “believe,” “should,” “expect,” “project,” “estimate,” “anticipate,” “intend,” “plan,” “will,” “can,” “may,” or similar expressions elsewhere in this Report.  Our results of operations and financial condition may differ materially from those in the forward-looking statements.  Such statements are based on management’s current views and assumptions, and involve risks and uncertainties that could affect expected results.  The factors set forth below, cumulatively or individually, may have a impact on the Company’s expected results or financial condition.

•               We recently acquired the Post Foods business from Kraft Foods Inc.  During fiscal 2009, management will be focused on transitioning Post Foods into Ralcorp operations, including decoupling the cereal assets of Post Foods from those of other Kraft operations, developing stand-alone Post Foods information systems, developing independent sales, logistics and purchasing functions for the Post Foods business, and other significant integration undertakings.  If the transition and integration are not successfully implemented as planned, the expected earnings impacts will not be realized or will be delayed.
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
•               Several of our business units have issued voluntary recalls of products made with peanut products supplied by a third party.  If the impact of the recall on our financial condition or results of operations is greater than our estimates, then the recall will have a significantly negative impact on our results of operations or financial condition.
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
•               In light of our ownership in Vail Resorts, Inc. (approximately 17%), our non-cash earnings can be adversely affected by unfavorable results from Vail Resorts or the inability to recognize earnings under the equity method of accounting in the future.
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

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

Except as discussed in the following paragraphs, we believe there have been no material changes in the reported market risks faced by the Company during the three months ended December 31, 2008.  For additional information, refer to Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2008.
As of December 31, 2008, a hypothetical 10% adverse change in relevant market prices would have decreased the fair value of our commodity-related derivatives portfolio, which includes futures, options, and swaps, by approximately $3.8 million.  This volatility analysis ignores changes in the exposures inherent in the related hedged transactions.  Because the Company does not hold or trade derivatives for speculation or profit, all changes in derivative values are effectively offset by corresponding changes in the hedged exposures.
As of December 31, 2008, the fair value of the Company’s fixed rate debt was approximately $1,050.9 million, based on the discounted amount of future cash flows using Ralcorp’s incremental rate of borrowing for similar debt.  A hypothetical 10% decrease in interest rates would increase the fair value of the fixed rate debt by approximately $57.0 million.
The fair value of the interest rate swap contract was negative $2.6 million at December 31, 2008.  A hypothetical 10% decrease in expected future interest rates would reduce that fair value by $.1 million.
As of December 31, 2008, we held foreign currency forward contracts with a total notional amount of $72.0 million and fair value of negative $4.7 million.  A hypothetical 10% increase in the expected CAD-USD exchange rates would have decreased that fair value by $8.6 million.
As of December 31, 2008, the fair value of the total liability associated with our Vail forward sale contracts was $92.6 million (see Note 12 to the financial statements included under Item 1).  A hypothetical 10% increase in the Vail stock price would have increased the fair value of that liability by approximately $8.6 million.

Item 4.     Controls and Procedures.

The Company’s management, with the participation of the Company’s Co-Chief Executive Officers and its Controller and Chief Accounting Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2008.  Based upon that evaluation, the Co-Chief Executive Officers and the Controller and Chief Accounting Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information that is required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including its Co-Chief Executive Officers and its Controller and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.  There were no changes to our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the period covered by this report, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

    There is no information required to be reported under any items except those indicated below.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
October 1 – October 31, 2008	0	$0	0	See total

November 1 – November 30, 2008	0	$0	0	See total

December 1 – December 31, 2008	0	$0	0	See total

Total	0	$0	0	517,500

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

Item 6.	Exhibits.

10.1	Amendment to Restricted Stock Award Agreements for Richard G. Scalise, effective October 1, 2008.
10.2	Form of Amendment to Non-Qualified Stock Option Agreements and Stock Appreciation Rights Agreements for Non-Employee Directors, effective October 2, 2008.
10.3	Form of Amendment to the Management Continuity Agreements for Co-Chief Executive Officers and Corporate Officers, effective October 1, 2008.
10.4	Form of Amendment to Restricted Stock Award Agreements for Corporate Officers, effective October 1, 2008.
10.5	Form of Amendment to Non-Qualified Stock Option Agreements and Stock Appreciation Rights Agreements, effective October 1, 2008.
31.1	Section 302 Certification of Kevin J. Hunt dated February 5, 2009.
31.2	Section 302 Certification of David P. Skarie dated February 5, 2009.
31.3	Section 302 Certification of Thomas G. Granneman dated February 5, 2009.
32	Section 1350 Certification of Kevin J. Hunt, David P. Skarie and Thomas G. Granneman dated February 5, 2009.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RALCORP HOLDINGS, INC.

By /s/ T. G. Granneman
T. G. Granneman
Duly Authorized Signatory and
Chief Accounting Officer

February 5, 2009

Exhibit Index

Exhibit	Description
10.1	Amendment to Restricted Stock Award Agreements for Richard G. Scalise, effective October 1, 2008.
10.2	Form of Amendment to Non-Qualified Stock Option Agreements and Stock Appreciation Rights Agreements for Non-Employee Directors, effective October 2, 2008.
10.3	Form of Amendment to the Management Continuity Agreements for Co-Chief Executive Officers and Corporate Officers, effective October 1, 2008.
10.4	Form of Amendment to Restricted Stock Award Agreements for Corporate Officers, effective October 1, 2008.
10.5	Form of Amendment to Non-Qualified Stock Option Agreements and Stock Appreciation Rights Agreements, effective October 1, 2008.
31.1	Section 302 Certification of Kevin J. Hunt dated February 5, 2009.
31.2	Section 302 Certification of David P. Skarie dated February 5, 2009.
31.3	Section 302 Certification of Thomas G. Granneman dated February 5, 2009.
32	Section 1350 Certification of Kevin J. Hunt, David P. Skarie and Thomas G. Granneman dated February 5, 2009.