Form 10-Q
period 2009-05-07
RALCORP HOLDINGS INC /MO
filed 2009-05-07
CIK 1029506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

                                            (Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009.

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO ____________.

Commission file number:     1-12619

Ralcorp Holdings, Inc.
(Exact name of registrant as specified in its charter)

Missouri	43-1766315
(State of Incorporation)	(I.R.S. Employer
Identification No.)

800 Market Street, Suite 2900
St. Louis, MO	63101
(Address of principal	(Zip Code)
Executive offices)

(314) 877-7000
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X)   No (   )

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  Yes (  )   No (  )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company..  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer (X)	Accelerated filer ( )	Non-accelerated filer ( )	Smaller reporting company ( )

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes (  )   No (X)

Number of shares of Common Stock, $.01 par value, outstanding as of May 6, 2009:  56,569,859

RALCORP HOLDINGS, INC.

INDEX

(i)

PART I. FINANCIAL INFORMATION

Item 1.     Financial Statements.

RALCORP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
(Dollars in millions except per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

Net Sales	$946.5	$641.6	$1,914.7	$1,292.3
Cost of products sold	(687.1)	(539.0)	(1,409.0)	(1,076.3)
Gross Profit	259.4	102.6	505.7	216.0
Selling, general and administrative expenses	(156.7)	(66.2)	(304.1)	(135.5)
Interest expense, net	(23.6)	(11.0)	(49.9)	(22.5)
Gain on forward sale contracts	19.6	24.5	42.1	62.3
Gain on sale of securities	-	-	15.8	-
Restructuring charges	(.2)	(.7)	(.3)	(1.4)
Earnings before Income Taxes
and Equity Earnings	98.5	49.2	209.3	118.9
Income taxes	(35.3)	(17.4)	(76.5)	(41.9)
Earnings before Equity Earnings	63.2	31.8	132.8	77.0
Equity in earnings of Vail Resorts, Inc.,
net of related deferred income taxes	7.0	6.7	2.9	3.9
Net Earnings	$70.2	$38.5	$135.7	$80.9

Earnings per Share
Basic	$1.25	$1.51	$2.41	$3.16
Diluted	$1.23	$1.46	$2.38	$3.08

See accompanying Notes to Condensed Consolidated Financial Statements.

RALCORP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in millions)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

Net Earnings	$70.2	$38.5	$135.7	$80.9
Other comprehensive income (loss)	3.6	(16.1)	(41.3)	(11.7)
Comprehensive Income	$73.8	$22.4	$94.4	$69.2

See accompanying Notes to Condensed Consolidated Financial Statements.

RALCORP HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in millions)

	March 31,	Sept. 30,
	2009	2008

Assets
Current Assets
Cash and cash equivalents	$27.9	$14.1
Marketable securities	3.1	9.2
Investment in Ralcorp Receivables Corporation	56.1	56.5
Receivables, net	138.4	160.1
Due from Kraft Foods Inc.	81.8	49.0
Inventories	360.8	337.0
Deferred income taxes	22.6	16.5
Prepaid expenses and other current assets	11.3	5.4
Total Current Assets	702.0	647.8
Investment in Vail Resorts, Inc.	115.5	126.0
Property, Net	873.8	903.1
Goodwill	2,459.9	2,454.3
Other Intangible Assets, Net	1,186.0	1,189.5
Other Assets	19.5	23.2
Total Assets	$5,356.7	$5,343.9

Liabilities and Shareholders' Equity
Current Liabilities
Accounts and notes payable	$180.5	$204.7
Other current liabilities	277.9	187.2
Total Current Liabilities	458.4	391.9
Long-term Debt	1,576.2	1,668.8
Deferred Income Taxes	592.2	601.6
Other Liabilities	207.6	270.1
Total Liabilities	2,834.4	2,932.4
Shareholders' Equity
Common stock	.6	.6
Additional paid-in capital	1,925.1	1,919.6
Common stock in treasury, at cost	(246.4)	(257.3)
Retained earnings	904.6	768.9
Accumulated other comprehensive income	(61.6)	(20.3)
Total Shareholders' Equity	2,522.3	2,411.5
Total Liabilities and Shareholders' Equity	$5,356.7	$5,343.9

See accompanying Notes to Condensed Consolidated Financial Statements.

RALCORP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in millions)

	Six Months Ended
	March 31,
	2009	2008

Cash Flows from Operating Activities
Net earnings	$135.7	$80.9
Adjustments to reconcile net earnings to net
cash flow provided by operating activities:
Depreciation and amortization	74.1	44.9
Stock-based compensation expense	7.0	6.0
Gain on forward sale contracts	(42.1)	(62.3)
Gain on sale of securities	(15.8)	-
Equity in loss of Vail Resorts, Inc.	(4.5)	(6.0)
Deferred income taxes	.5	20.4
Sale of receivables, net	25.0	5.0
Other, net	(22.8)	(25.6)
Net Cash Provided by Operating Activities	157.1	63.3

Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	(54.7)	(4.6)
Additions to property and intangible assets	(46.6)	(23.7)
Purchases of securities	(3.8)	(10.8)
Proceeds from sale or maturity of securities	10.0	6.8
Net Cash Used by Investing Activities	(95.1)	(32.3)

Cash Flows from Financing Activities
Repayments of long-term debt	(144.7)	(39.7)
Net borrowings under credit arrangements	107.5	26.4
Purchases of treasury stock	(1.0)	(5.6)
Proceeds and tax benefits from exercise of stock awards	11.6	1.3
Changes in book cash overdrafts	(20.4)	(7.4)
Other, net	(.1)	.1
Net Cash Used by Financing Activities	(47.1)	(24.9)

Effect of Exchange Rate Changes on Cash	(1.1)	(.3)

Net Increase in Cash and Cash Equivalents	13.8	5.8
Cash and Cash Equivalents, Beginning of Period	14.1	9.9
Cash and Cash Equivalents, End of Period	$27.9	$15.7

See accompanying Notes to Condensed Consolidated Financial Statements.

RALCORP HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions except per share data)

NOTE 1 – PRESENTATION OF CONDENSED FINANCIAL STATEMENTS

The accompanying unaudited historical financial statements of Ralcorp Holdings, Inc. (“Ralcorp” or the “Company”) have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  These interim financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the periods presented.  All such adjustments are of a normal recurring nature.  Certain amounts for prior periods have been reclassified to conform to the current period’s presentation, including segment information.  Operating results for the periods presented are not necessarily indicative of the results for the full year.  These statements should be read in conjunction with the financial statements and notes included in the Company's Amendment No. 1 to its Annual Report on Form 10-K for the year ended September 30, 2008, filed on December 11, 2008.  The significant accounting policies for the accompanying financial statements are the same as disclosed in that Annual Report, except that the Company adopted Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (FAS 161) as of January 1, 2009 and Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (FAS 157) as of October 1, 2008 to the extent required (see Notes 2 and 3).  The financial statements are presented on a consolidated basis and include the accounts of Ralcorp and its majority-owned subsidiaries, except Ralcorp Receivables Corporation (see Note 8).

NOTE 2 – DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING

In the ordinary course of business, the Company is exposed to commodity price risks relating to the acquisition of raw materials and supplies, interest rate risks relating to debt, and foreign currency exchange rate risks relating to our Canadian subsidiaries.  Authorized individuals within the Company may utilize derivative financial instruments, including (but not limited to) futures contracts, option contracts, forward contracts and swaps, to manage certain of these exposures by hedging when it is practical to do so.  The terms of these instruments generally do not exceed eighteen months for commodities, five years for interest rates, and two years for foreign currency.  The Company is not permitted to engage in speculative or leveraged transactions and will not hold or issue financial instruments for trading purposes.

As of March 31, 2008, the Company’s derivative instruments consisted of cash flow hedges on ingredient and fuel purchases (options, futures, and swaps); variable interest payments (interest rate swap); and receipts of foreign currency-denominated accounts receivable (foreign exchange forwards).  The Company hedges approximately 65% to 90% of our annual needs related to oats, wheat, corn, soy oil, natural gas, and diesel fuel.  Floating rate notes totaling $100.0 are swapped to fixed at 4.76% through December 2009.  At March 31, 2009, the Company held foreign exchange forward contracts with a total notional amount of $72.0.  The Company has also entered into forward sale agreements relating to 4.1 million of its shares of Vail Resorts, Inc. common stock which are not designated as hedging instruments (see Note 13).

The following table shows the fair value and Balance Sheet location of the Company’s derivative instruments as of March 31, 2009, segregated based on whether they were designated as hedging instruments under Statement 133.

		Fair
	Balance Sheet Location	Value
Derivatives Designated
Liability Derivatives:
Commodity contracts	Other current liabilities	$14.7
Foreign exchange contracts	Other current liabilities	3.8
Interest rate contracts	Other current liabilities	2.1
		20.6
Asset Derivatives:
Commodity contracts	Prepaid expenses and other current assets	5.1
Total Derivatives Designated		$25.7

Derivatives Not Designated
Liability Derivatives:
Equity contracts - current	Other current liabilities	$19.7
Equity contracts - noncurrent	Other Liabilities	53.2
Total Derivatives Not Designated		$72.9

The following tables illustrate the effect of the Company’s derivative instruments on the Statement of Earnings for the three and six months ended March 31, 2009.

Derivatives in Statement 133	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)			Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Cash Flow Hedging	Three	Six		Three	Six		Three	Six
Relationships	Months	Months	Location	Months	Months	Location	Months	Months
Commodity contracts	$(10.2)	$(37.3)	Cost of products sold	$(17.0)	$(20.3)	Cost of products sold	$(.2)	$(.9)
Foreign exchange contracts	(2.0)	(6.5)	SG&A	(1.9)	(3.9)	SG&A	-	-
Interest rate contracts	-	(1.8)	Interest expense, net	(.5)	(.8)	Interest expense, net	-	.1
	$(12.2)	$(45.6)		$(19.4)	$(25.0)		$(.2)	$(.8)

Amount of Gain or (Loss) Recognized
in Income on Derivative
Derivatives Not Designated	Location of Gain of (Loss)	Three Months	Six Months
as Hedging Instruments	Recognized in Income	Ended	Ended
Under Statement 133	on Derivative	March 31, 2009	March 31, 2009
Equity contracts	Gain on forward sale contracts	$19.6	$42.1

Certain of the Company’s derivative instruments contain provisions that require the Company to post collateral when the derivatives in liability positions exceed a specified threshold.  In addition, the Company has pledged its shares of Vail common stock subject to forward sale contracts as collateral (see Note 13).  The aggregate fair value of all derivative instruments with credit-risk-related contingent features that are in a liability position on March 31, 2009 is $14.7 for which the Company has posted collateral of $3.7.

NOTE 3 – FAIR VALUE MEASUREMENTS

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

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2009 and the basis for that measurement:

	Total	Level 1	Level 2	Level 3
Assets
Marketable securities	$3.1	$3.1	$-	$-
Derivative assets	5.1	-	5.1	-
Deferred compensation investment	15.6	-	15.6	-
	$23.8	$3.1	$20.7	$-
Liabilities
Derivative liabilities	$93.5	$-	$20.6	$72.9
Deferred compensation liabilities	23.7	-	23.7	-
	$117.2	$-	$44.3	$72.9

The Company’s marketable securities consist of U.S. Treasury Bills, and fair value is measured using the market approach based on quoted prices.  The Company utilizes the income approach to measure fair value for its derivative assets and liabilities (which include commodity options and swaps, an interest rate swap, foreign currency forward contracts, and forward sale contracts).  The income approach uses pricing models that rely on market observable inputs such as yield curves, currency exchange rates, and forward prices.  For the forward sale contracts related to Ralcorp’s shares of Vail Resorts, Inc. (see Note 13), the Black-Scholes option valuation model is used, which includes an unobservable assumption of estimated future stock price volatility.  The gains or losses on the forward sale contracts are shown separately on the statement of earnings.  The fair value of the deferred compensation investment is invested primarily in mutual funds and is measured using the market approach.  This investment is in the same funds and purchased in substantially the same amounts as the participants’ selected investment options (excluding Ralcorp common stock equivalents), which represent the underlying liabilities to participants in the Company’s deferred compensation plans.  Deferred compensation liabilities are recorded at amounts due to participants in cash, based on the fair value of participants’ selected investment options (excluding certain Ralcorp common stock equivalents to be distributed in shares) using the market approach.

NOTE 4 – ACQUISITIONS

On March 20, 2009, the Company acquired Harvest Manor Farms, LLC, a leading manufacturer of high quality private label and Hoody's branded snack nuts with annual net sales of approximately $180 million.  Harvest Manor Farms operates facilities in El Paso, TX and is now part of Ralcorp’s Snacks segment.  Based on a preliminary allocation of the total acquisition cost to assets acquired and liabilities assumed, including an estimate of intangible assets totaling $16.0 with an estimated weighted average life of 8 years, the Company recorded $16.1 of goodwill as of March 31, 2009.  The allocation is subject to change pending the completion of analyses necessary to determine the fair values of certain assets and liabilities (including property, intangible assets, and deferred tax items).

On August 4, 2008, the Company acquired Post Foods from Kraft Foods Inc.  Post Foods, which is included in the Cereals segment, is the third-largest branded ready-to-eat cereal manufacturer in the U.S.

Ralcorp’s consolidated financial statements include the results of operations for these acquisitions since their respective acquisition dates.  The following pro forma information discloses Ralcorp’s results of operations as though these business combinations had been completed as of October 1, 2007, and as though all purchase price adjustments had been finalized on that date.  These pro forma results do not necessarily reflect the actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Net sales	$978.7	$946.3	$2,001.4	$1,896.8
Net earnings	70.9	59.4	139.1	122.8
Basic earnings per share	1.26	1.06	2.47	2.18
Diluted earnings per share	1.24	1.04	2.44	2.16

NOTE 5 – RESTRUCTURING CHARGES

In October 2007, the Company announced plans to close its plant in Billerica, MA, and transfer the production to other facilities within the Snack Nuts & Candy segment.  The closure was substantially completed during fiscal 2008.  For the quarter and six months ended March 31, 2008, restructuring charges for this project consisted of $.4 and $.9, respectively, which included employee termination benefits for approximately 90 employees and a write-off of abandoned property.

Restructuring charges for the three months ended March 31, 2009 and 2008, also included residual costs totaling $.2 and $.3, respectively ($.3 and $.5 for the corresponding six month periods), related to the closure of the Frozen Bakery Products plant in Blue Island, IL, which was substantially completed in fiscal 2007.

NOTE 6 – PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company sponsors qualified and supplemental noncontributory defined benefit pension plans and other postretirement benefit plans for certain of its employees.  The following table provides the components of net periodic benefit cost for the plans.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Pension Benefits
Service cost	$1.2	$.5	$2.4	$1.1
Interest cost	3.1	2.8	6.2	5.6
Expected return on plan assets	(3.8)	(3.8)	(7.6)	(7.5)
Amortization of net loss	.1	-	.1	-
Amortization of unrecognized prior service cost	.1	.7	.2	1.3
Net periodic benefit cost	$.7	$.2	$1.3	$.5

Other Benefits
Service cost	$.8	$-	$1.5	$-
Interest cost	1.4	.4	2.9	.7
Amortization of unrecognized net loss	-	-	-	.1
Net periodic benefit cost	$2.2	$.4	$4.4	$.8

NOTE 7 – EARNINGS PER SHARE

The weighted-average shares outstanding for basic and diluted earnings per share were as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008

Weighted Average Shares
for Basic Earnings per Share	56,108	25,466	56,078	25,468
Dilutive effect of:
Stock options	416	551	479	560
Stock appreciation rights	134	70	145	70
Restricted stock awards	266	90	206	87
Weighted Average Shares
for Diluted Earnings per Share	56,924	26,177	56,908	26,185

During the three and six months ended March 31, 2009, 435,000 stock appreciation rights at $56.56 per share, 538,000 stock appreciation rights at $66.07 per share, and 25,000 stock appreciation rights at $65.45 per share were outstanding and could potentially dilute basic earnings per share in the future, but were not included in the computation of diluted earnings per share for the period because they were antidilutive.

NOTE 8 – SALE OF RECEIVABLES

The Company has an agreement to sell, on an ongoing basis, all of the trade accounts receivable of certain of its subsidiaries to a wholly owned, bankruptcy-remote subsidiary named Ralcorp Receivables Corporation (RRC).  The accounts receivable of the Post Foods, Western Waffles, Cottage Bakery, Medallion and Bloomfield businesses have not been incorporated into the agreement and are not currently being sold to RRC.  RRC can in turn sell up to $75.0 of ownership interests in qualifying receivables to a bank commercial paper conduit.  RRC is a qualifying special purpose entity under FAS 140, and the sale of Ralcorp receivables to RRC is considered a true sale for accounting, tax and legal purposes.  As of March 31, 2009 and September 30, 2008, the outstanding balance of receivables sold to RRC (net of an allowance for doubtful accounts based on historical losses and the economic status of customers) was $131.1 and $106.5, respectively, and proceeds received from the conduit were $75.0 and $50.0, respectively, resulting in a subordinated retained interest of $56.1 and $56.5, respectively, reflected on the Company’s consolidated balance sheet as an “Investment in Ralcorp Receivables Corporation.”  The Company continues to service the receivables (with no significant servicing assets or liabilities) and remits collections to RRC, who remits the appropriate portion to the conduit, as part of a monthly net settlement including the sale of an additional month of receivables.  Cash received from or paid to the conduit is included in net cash flows from operating activities.  RRC maintains the risk of credit losses up to the amount of its subordinated retained interest.  The investment in RRC is stated at carrying value, which approximates fair value.  Discounts related to the sale of receivables (based on contractual rates) totaled $.1 and $.5 in the three months ended March 31, 2009 and 2008, respectively ($.5 and $1.2 for the corresponding six month periods), and are included on the statement of earnings in selling, general and administrative expenses.

NOTE 9 – INVENTORIES consisted of:

	March 31,	Sept. 30,
	2009	2008
Raw materials and supplies	$152.6	$135.2
Finished products	212.9	204.4
	365.5	339.6
Allowance for obsolete inventory	(4.7)	(2.6)
	$360.8	$337.0

NOTE 10 – PROPERTY, NET consisted of:
	March 31,	Sept. 30,
	2009	2008
Property at cost	$1,371.6	$1,350.3
Accumulated depreciation	(497.8)	(447.2)
	$873.8	$903.1

NOTE 11 – OTHER INTANGIBLE ASSETS, NET consisted of:

	March 31,	Sept. 30,
	2009	2008
Computer software	$48.2	$34.7
Customer relationships	419.8	422.2
Trademarks	812.9	808.4
Other	13.1	13.1
	1,294.0	1,278.4
Accumulated amortization	(108.0)	(88.9)
	$1,186.0	$1,189.5

Amortization expense related to intangible assets was:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Computer software	$1.1	$1.0	$2.2	$2.0
Customer relationships	5.0	4.1	10.5	9.3
Trademarks	3.2	.4	6.3	.7
Other	.5	.5	.9	1.1
	$9.8	$6.0	$19.9	$13.1

For the intangible assets recorded as of March 31, 2009, total amortization expense of $40.5, $38.5, $36.1, $35.8, and $34.7 is scheduled for fiscal 2009, 2010, 2011, 2012, and 2013, respectively.

NOTE 12 – LONG-TERM DEBT consisted of:

	March 31, 2009		September 30, 2008
	Balance	Rate	Balance	Rate
Fixed Rate Senior Notes, Series B	$58.0	4.24%	$87.0	4.24%
Fixed Rate Senior Notes, Series C	50.0	5.43%	50.0	5.43%
Fixed Rate Senior Notes, Series D	53.6	4.76%	64.3	4.76%
Fixed Rate Senior Notes, Series E	100.0	5.57%	100.0	5.57%
Fixed Rate Senior Notes, Series F	75.0	5.43%	75.0	5.43%
Floating Rate Senior Notes, Series G	50.0	1.70%	50.0	3.26%
Floating Rate Senior Notes, Series H	50.0	1.70%	50.0	3.26%
Fixed Rate Senior Notes, Series I-1	75.0	5.56%	75.0	5.56%
Fixed Rate Senior Notes, Series I-2	25.0	5.58%	25.0	5.58%
Fixed Rate Senior Notes, Series J	100.0	5.93%	100.0	5.93%
Fixed Rate Notes maturing 2018	577.5	7.29%	577.5	7.29%
Floating Rate Notes maturing 2018	20.0	3.77%	20.0	5.33%
Fixed Rate Notes maturing 2020	67.0	7.39%	67.0	7.39%
Term Loan A-1	-	N/A	100.0	4.19%
Term Loan A-2	195.0	1.81%	200.0	4.16%
Industrial Development Revenue Bond	5.6	0.95%	5.6	6.80%
$400 Revolving Credit Agreement	129.6	2.07%	7.0	4.50%
Uncommitted credit arrangements	-	N/A	15.0	8.25%
Other	.2	Various	.4	Various
	1,631.5		1,668.8
Less: Current portion	(55.3)		-
	$1,576.2		$1,668.8

Approximately $164.7 of the debt outstanding at September 30, 2008 was required to be repaid in fiscal 2009 but was classified as long-term based upon management’s intent and ability to refinance it on a long-term basis.  As of March 31, 2009, management expects to reduce debt as scheduled over the next twelve months, so the current portion has been classified in “Other current liabilities” on the consolidated balance sheet.

NOTE 13 – FORWARD SALE CONTRACTS

Between December 31, 2005 and December 31, 2006, Ralcorp entered into three forward sale contracts relating to 4.95 million shares of its Vail common stock.  Under the contracts, at the maturity dates the Company can deliver a variable number of shares of Vail stock (or cash) to the counterparty.  The calculation of the number of shares ultimately delivered will depend on the price of Vail shares at settlement and includes a price collar.  Ralcorp received cash under the discounted advance payment feature of the contracts, and amortization of the discounts (which totaled  $1.8 and $2.2 for the quarters ended March 31, 2009 and 2008, respectively, and $3.9 and $4.3 for the 6 months ended March 31, 2009 and 2008, respectively) is included in “Interest expense, net” on the statement of earnings.  On November 21, 2008, the first tranche of the initial contract was settled and Ralcorp delivered 890,000 shares.   At March 31, 2009, the fair value of the contracts was $72.9, of which $19.7 was included in “Other current liabilities” and $53.2 was included in “Other Liabilities” on the balance sheet.  The components of the total liability are shown in the following table.

	Value of	Accumulated	Total
	Advance	Gain on	Contract
	Proceeds	Derivative	Liability
Advance proceeds received	$140.0	$-	$140.0
Amortization of discount	20.7	-	20.7
Gain on derivative component	-	(15.7)	(15.7)
Balance at September 30, 2008	$160.7	$(15.7)	$145.0
Amortization of discount	3.9	-	3.9
Gain on derivative component	-	(45.2)	(45.2)
Contract settlement	(30.8)	-	(30.8)
Balance at March 31, 2009	$133.8	$(60.9)	$72.9

The forward sale agreements have a dual nature and purpose.  The advance proceeds component acts as a financing arrangement collateralized by the underlying Vail shares.  The derivative component, which is based on a price collar on Vail shares, acts as a hedge of the future sale of the underlying shares.  Because Ralcorp accounts for its investment in Vail using the equity method, these contracts are not eligible for hedge accounting.  Therefore, any gains or losses on the contracts, whether realized or unrealized, are immediately recognized in earnings.  In addition to the unrealized non-cash gains or losses, the reported gains or losses on these contracts included charges (paid monthly) for an related stock borrow costs incurred by the counterparty in excess of a contractual limit.  During the three months ended March 31, 2009 and 2008, excess stock borrow costs (and payments) totaled $1.9 and zero, respectively ($3.1 and zero for the corresponding six month periods).

NOTE 14 – SHAREHOLDERS’ EQUITY

As of March 31, 2009, there were 6,878,167 shares in treasury and 56,598,468 shares outstanding.  As of September 30, 2008, there were 7,195,555 shares in treasury and 56,281,080 shares outstanding.

Accumulated other comprehensive income decreased $41.3 during the six months ended March 31, 2009 as a result of a $28.0 decrease in the foreign currency translation and a $19.8 net loss from cash flow hedging activities, offset by $6.5 of related tax adjustments.

NOTE 15 – SEGMENT INFORMATION

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Net Sales
Cereals	$473.8	$181.0	$923.1	$361.7
Frozen Bakery Products	176.8	176.5	367.9	359.0
Snacks	169.7	164.4	364.2	342.1
Sauces and Spreads	126.2	119.7	259.5	229.5
Total	$946.5	$641.6	$1,914.7	$1,292.3

Profit Contribution
Cereals	$78.1	$19.5	$152.2	$40.1
Frozen Bakery Products	15.4	15.1	30.4	32.8
Snacks	15.0	7.2	35.5	20.4
Sauces and Spreads	9.3	3.2	18.5	4.9
Total segment profit contribution	117.8	45.0	236.6	98.2
Interest expense, net	(23.6)	(11.0)	(49.9)	(22.5)
Gain on forward sale contracts	19.6	24.5	42.1	62.3
Gain on sale of securities	-	-	15.8	-
Restructuring charges	(.2)	(.7)	(.3)	(1.4)
Stock-based compensation expense	(2.9)	(2.8)	(7.0)	(6.0)
Post Foods transition and integration costs	(7.8)	-	(14.9)	-
Other unallocated corporate expenses	(4.4)	(5.8)	(13.1)	(11.7)
Earnings before income taxes
and equity earnings	$98.5	$49.2	$209.3	$118.9

Depreciation and Amortization
Cereals	$19.3	$4.2	$39.3	$9.4
Frozen Bakery Products	8.8	9.2	17.6	18.4
Snacks	5.3	5.2	10.3	10.3
Sauces and Spreads	2.1	2.1	4.2	4.1
Corporate	1.3	1.4	2.7	2.7
Total	$36.8	$22.1	$74.1	$44.9

	March 31,	Sept. 30,
	2009	2008
Assets
Cereals	$3,756.3	$3,762.1
Frozen Bakery Products	707.8	788.7
Snacks	436.2	369.3
Sauces and Spreads	161.6	156.4
Total segment assets	5,061.9	5,076.5
Investment in Ralcorp Receivables Corporation	56.1	56.5
Investment in Vail Resorts, Inc.	115.5	126.0
Other unallocated corporate assets	123.2	84.9
Total	$5,356.7	$5,343.9

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

RESULTS OF OPERATIONS

Consolidated

In the first half of fiscal 2009, we continued to benefit from our acquisition strategy while experiencing base business sales growth in most categories.  Total segment profit contribution for our base businesses was higher than last year despite significant cost challenges.
The following table summarizes key data (in millions of dollars, except for percentage data as indicated) that we believe is important for you to note as you read the consolidated results analysis discussions below.  In addition, please refer to Note 15 to the financial statements under Item 1 (on the preceding page) for data regarding net sales and profit contribution by segment.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2009	2008	2009	2008
Net earnings	70.2	38.5	135.7	80.9
Net sales	946.5	641.6	1,914.7	1,292.3
Cost of products sold as % of net sales	72.6%	84.0%	73.6%	83.3%
SG&A as % of net sales	16.6%	10.3%	15.9%	10.5%
Interest expense, net	(23.6)	(11.0)	(49.9)	(22.5)
Gain on forward sale contracts	19.6	24.5	42.1	62.3
Gain on sale of securities	-	-	15.8	-
Post Foods transition and integration costs	(7.8)	-	(14.9)	-
Effective income tax rate	35.8%	35.4%	36.6%	35.2%
Equity in earnings of Vail Resorts, Inc.	10.9	10.3	4.5	6.0

                Net earnings have been positively impacted by business acquisitions, pricing improvements, organic growth, and gains on the sale of some of our shares of Vail Resorts, Inc., but negatively impacted by higher raw material and freight costs, interest expense, and merger transition and integration costs.  In addition, non-cash gains due to changes in the fair value of our Vail forward sale contracts were lower in the first half of fiscal 2009 as compared to the same period of fiscal 2008.  More detailed discussion and analysis of these and other factors follows.
Net sales for both the second quarter and first half grew 48% from a year ago, largely due to the timing of the Post Foods acquisition on August 4, 2008.  Post Foods had net sales of $279.4 million and $535.7 during the second quarter and first six months of fiscal 2009, respectively.  Excluding sales from this acquisition, our base business net sales grew 4% and 7% in those three and six month periods, respectively.  That growth was primarily the result of selling price increases, as most of our base businesses experienced volume declines.  Selling prices have been raised in a number of our product categories, with a total impact of approximately $75.4 and $161.3 million for the quarter and first half, respectively, in an effort to cover higher input costs.  Sales and operating profit was negatively affected by a second quarter recall of products containing peanut paste traced to Peanut Corporation of America.  Note the “Net Sales” comparisons by segment in Note 15 under Item 1, and refer to the segment discussions below for more detailed information about factors affecting net sales.
Cost of products sold decreased as a percentage of net sales, reflecting the effect of incorporating Post Foods, whose products have a higher gross margin than other Ralcorp businesses, as well as the effect of the timing of selling price increases relative to increases in input costs.  Pricing adjustments lagged rapid cost increases a year ago.  Compared to the corresponding period last year, changes in unit costs raised overall ingredient and packaging costs, net of the impacts of our hedging and forward purchase strategies, by approximately $36.2 million for the second quarter and $90.0 for the first half.  Refer to the segment discussions below for more information.
Selling, general and administrative expenses (“SG&A”) increased as a percentage of net sales.  Due to the nature of Post Foods’ branded business, higher advertising and promotion costs were incurred.  In addition, Post Foods’ SG&A includes amortization of intangible assets valued in the acquisition.  The remaining increase can be attributed to Post Foods transition and integration costs, partially offset by the effect of selling price increases, and mark-to-market adjustments on deferred compensation liabilities.  Specifically, for the second quarter and first half, amortization of intangible assets (see Note 11 under Item 1) increased $3.8 million and $6.8 million, respectively, and deferred compensation adjustments changed favorably by $.3 million and $2.2 million, respectively.
Interest expense increased primarily as a result of changing outstanding debt levels and interest rates.  Debt increased significantly in August 2008 due to approximately $965 million of debt assumed in the Post Foods acquisition.  The weighted average interest rate on all of the Company’s outstanding debt was 5.8% and 5.0% in the second quarter of fiscal 2009 and 2008, respectively (5.9% and 5.1% through six months of each year, respectively).
Gain on forward sale contracts – Net earnings were affected by non-cash gains on our forward sale contracts related to a total of 4,950,100 of our shares of Vail Resorts, Inc.  The contracts include a collar on the Vail stock price and the prepayment of proceeds at a discount (whereby Ralcorp received a total of $140.0 million).  Because Ralcorp accounts for its investment in Vail Resorts using the equity method, these contracts, which are intended to hedge the future sale of those shares, are not eligible for hedge accounting.  Therefore, gains or losses on the contracts are immediately recognized in earnings.  The fair value of the contracts is dependent on several variables, including the market price of Vail stock (which decreased from $62.29 at September 30, 2007, to $53.81 at December 31, 2007, to $48.29 at March 31, 2008, to $34.95 at September 30, 2008, to $26.60 at December 31, 2008, and to $20.43 at March 31, 2009), estimated future Vail stock price volatility, interest rates, and the time remaining to the contract maturity dates.  For more information on these contracts, see Note 13 under Item 1 and LIQUIDITY AND CAPITAL RESOURCES below.
Gain on sale of securities – Results for the first half of fiscal 2009 included a gain on the sale of 891,600 Vail shares, including 890,000 shares subject to the forward sale contracts.  The $15.8 million gain represents the difference between the book value of the shares and the $30.8 million net proceeds (received on a discounted basis at the inception of the related forward sale contract in November 2005).
Post Foods transition and integration costs – As planned, Ralcorp is incurring significant costs related to transitioning Post Foods into Ralcorp operations, including decoupling the cereal assets of Post Foods from those of other Kraft Foods Inc. (the former owner), developing stand-alone Post Foods information systems, developing independent sales, logistics and purchasing functions for Post Foods, and other significant integration undertakings.  While a portion of those costs are capitalized, the expense portion totaled $7.8 million and $14.9 million in the three and six months ended March 31, 2009, respectively.
Income taxes – The Company’s effective tax rate is favorably impacted by Canadian tax benefits related to our Canadian entities.  Because this year’s consolidated net earnings were significantly higher than last year’s, those fixed Canadian benefits were proportionally much smaller compared to the variable components of income taxes, and the net effective rates were increased.  In addition, state apportionment and other state tax changes increased our blended state tax rate slightly.
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

Cereals

Net sales in the Cereals segment grew 162% for the second quarter and 155.2% through six months, primarily due to the $279.4 million and $535.7 million of sales, respectively, from the Post Foods business.  Compared to last year’s second quarter data (pre-acquisition), total branded cereal volume was flat as small increases in the Honey Bunches of Oats brand and several sweet brands was offset by declines in Raisin Bran, Shredded Wheat, and Grape Nuts brands, but net sales dollars for Post products were up more than 3% due to pricing actions in calendar year 2008.
Excluding the sales from the Post Foods business, net sales increased 7% from last year’s second quarter and first half.  The following table shows year-over-year sales volume changes by product category (excluding Post Foods).

	Sales Volume Change from Prior Year
	Three Months Ended	Six Months Ended
	March 31, 2009	March 31, 2009
Ready-to-eat (RTE) cereal	18%	15%
Hot cereal	2%	7%
Nutritional bars	-14%	-10%
Co-manufacturing	-22%	14%
Other minor categories	-6%	-7%
Total	4%	6%

The base business net sales growth in the Cereals segment (i.e., excluding Post Foods) is attributable to both higher volumes and higher prices.  We continue to increase distribution with most of our largest retail cereal customers and have also benefited from a favorable sales mix, excluding co-manufacturing.  Lower co-manufacturing volume in the second quarter and a shift in that volume from RTE to hot cereal in the first half resulted in a decline in co-manufacturing sales dollars of $3.6 million for the quarter and $7.4 million through six months.  The decline in sales volumes of nutritional bars is primarily attributable to a wide recall of peanut and peanut-related products in the quarter.  A large portion of the nutritional bars manufactured by our Bloomfield operation (for both contract and private label customers) incorporate peanuts or peanut butter/paste and were not on shelf for a significant period of time in the company's second fiscal quarter.  While it is difficult to quantify the full financial impact of not producing product or having product available for sale, we estimate lost volume negatively impacted sales in the quarter in the range of $5 million to $6 million.
The segment’s profit contribution increased significantly as a result of the Post Foods acquisition.  Results from Post Foods added about $56.5 million for the quarter (net of $3.0 million of amortization related to certain brands and customer relationships and $11.2 million of depreciation) and about $108.7 million for the first half (net of $6.3 million of amortization and $22.8 million of depreciation).  The remaining improvement in the segment’s profit contribution is primarily attributable to the overall volume growth and improved pricing, largely offset by the impact of increased costs, including costs related to the recall at Bloomfield.  The impact of raw material cost changes was approximately $8.6 million and $18.1 million for the three and six months ended March 31, respectively, with the most notable increases occurring in oats, rice, and corn, oils, sugar, fruits, and packaging.

Frozen Bakery Products

The Frozen Bakery Products segment’s net sales were up only slightly as selling price improvements were offset by volume declines.  The following table shows sales volume changes from the corresponding periods of fiscal 2008 by sales channel.

	Sales Volume Change from Prior Year
	Three Months Ended	Six Months Ended
	March 31, 2009	March 31, 2009
Foodservice	-22%	-16%
In-store bakery (ISB)	-9%	-8%
Retail	-9%	-6%
Total	-14%	-11%

The segment’s net sales are being impacted by general economic and competitive conditions.  Sales volume in the foodservice channel, particularly in the higher margin bread category, was negatively impacted by the loss of business due to pricing actions and lower restaurant traffic at our casual-themed national customers.  In the in-store bakery channel, volume losses were primarily attributable to lower sales of breads (particularly higher priced organic breads) and cookies, as frozen dough items were up in the second quarter.  ISB sales volumes were negatively impacted by the recall of cookies containing peanut butter.  Volume declines in the retail channel were driven by promotional timing on branded products and reduced co-manufacturing business, as well as a decline in private label volume.
Despite significant pricing improvements and favorable foreign exchange rates, the segment’s profit contribution was up less than 2% for the quarter (and down 7% through six months) as a result of the volume declines, higher raw material costs, an unfavorable product mix, and $1.8 million of costs (excluding the impact of lost sales) related to the recall of peanut butter products.  Overall raw material costs were unfavorable by approximately $8.6 million for the second quarter and $22.6 million for the first half, driven by increases in flour, fats and oils, packaging, and sweeteners.

Snacks

For the three and six months ended March 31, 2009, net sales for the Snacks segment increased 3% and 6%, respectively, from last year’s level as a result of selling price improvements and product mix, partially offset by the effects of volume declines as shown in the following table.

	Sales Volume Change from Prior Year
	Three Months Ended	Six Months Ended
	March 31, 2009	March 31, 2009
Crackers	-8%	-5%
Cookies	-6%	-3%
Nuts	-23%	-19%
Chips	-5%	-3%
Co-manufacturing	2%	-32%
Candy and other minor categories	-18%	-19%
Total	-10%	-9%

The volume declines were largely attributable to pricing, as some customers (including a major nuts customer) turned to competitors or discontinued the products, and segment management decided to exit some lower-margin business.  Excluding the impact of all of that discontinued business, cracker and cookie volumes were up slightly and nuts volume was down only slightly.
The segment’s profit contribution was higher than last year as a result of improved pricing and production efficiencies due to capital-related cost savings initiatives, partially offset by higher input costs.  Raw material cost differences in the segment caused an unfavorable variance of $10.1 million for the quarter and $27.2 million for the first half.

Sauces and Spreads

In the Sauces and Spreads segment, net sales grew 5% for the second quarter and 13% for the first half, primarily as a result of the timing of price increases in response to rapidly rising costs over the past year, partially offset by an overall volume decline and the effect of a change in product mix.  The following table shows sales volume changes from last year by product category.

	Sales Volume Change from Prior Year
	Three Months Ended	Six Months Ended
	March 31, 2009	March 31, 2009
Peanut butter	-17%	-8%
Preserves & jellies	-1%	3%
Table syrup	4%	5%
Spoonable & pourable salad dressings	-23%	-15%
Mexican sauces	-1%	3%
Barbeque sauce	-4%	0%
Co-manufacturing	-12%	-12%
Other minor categories	3%	4%
Total	-5%	-1%

Peanut butter sales were lower because of reduced consumer confidence in products containing peanuts or peanut butter, even though products in this segment were not subject to the recall.  The decline in salad dressings is partially attributable to business lost to a competitor due to pricing.  The change in co-manufacturing activity reflects the end of a peanut butter contract partially offset by additional sales under other contracts.
Profit contribution was significantly higher than last year as a result of the higher sales, partially offset by higher input costs.  The segment’s raw material costs were unfavorable by a total of $8.9 million in the second quarter and $22.1 million in the first half, driven by cost increases in soybean oil, corn sweeteners, fruits, and containers.

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
Capital resources remained strong at March 31, 2009, with total shareholders’ equity of $2,522.3 million and a long-term debt (including current maturities) to total capital (which is the total of long-term debt and total shareholders’ equity) ratio of 39%, compared with corresponding figures for September 30, 2008 of $2,411.5 million and 41%.  Working capital, excluding cash and cash equivalents, decreased to $215.7 million at March 31, 2009, from $241.8 million at September 30, 2008, primarily as a result of a reclassification of $55 million of long-term debt to current liabilities, offset by a $20 million increase in working capital related to the Harvest Manor Farms business.
Cash provided by operating activities was $157.1 million through six months of fiscal 2009 compared to $63.3 million in last year’s first six months.  This change was primarily due to cash flows from Post Foods, as well as improved profitability of our base businesses.  In addition, a portion of the change is due to cash flows related to our receivables sale agreement, which now includes most of the receivables of the Frozen Bakery Products segment.  During fiscal 2009, net proceeds received from the sale of beneficial interests in accounts receivable increased by $25.0 million, compared with a $5.0 million increase a year ago.  See Note 8 under Item 1 for more information about the sale of receivables.  Remaining changes are primarily due to fluctuations in other components of working capital and differences in the timing and amounts of hedge settlements.
As of March 31, 2009, Ralcorp had paid $59.0 million related to the acquisition of Harvest Manor Farms.  In fiscal 2009, that outflow was partially offset by $4.3 million of acquisition settlements received related to Post Foods.
Capital expenditures for fiscal 2009 are expected to total approximately $100-$125 million (including approximately $50-$60 million of Post Foods asset decoupling and information systems expenditures) of which $46.6 million was spent during the first six months.  As discussed below, we have adequate capacity under current financing arrangements to meet these cash needs.
During the first six months of fiscal 2009, $29.0 million of our Fixed Rate Senior Notes, Series B, $10.7 million of Series D, and $5.5 million of our Term Loan A-2 were repaid as scheduled.  During the twelve months ending March 31, 2010, another $29.0 million of Series B, $10.7 million of Series D, $10.0 million of our Term Loan A-2, and the $5.6 million IRB are scheduled to be repaid.  All of our notes provide that, if we elect to pay additional interest, our ratio of “Total Debt” to “Adjusted EBITDA” (each term as defined in the debt agreements) may exceed the 3.5 to 1.0 limit, but be no greater than 4.0 to 1.0, for a period not to exceed 12 consecutive months.  As of March 31, 2009, that ratio was 2.8 to 1.0, and we were also in compliance with all other debt covenants.  Total remaining availability under our $400 million revolving credit agreement was $270.4 million as of March 31, 2009.  We currently have no uncommitted credit arrangements.
Cash needs in excess of our available borrowing capacity could be met through additional sales of our shares of Vail Resorts, Inc.  Based on the market price of Vail stock at December 31, 2008, and excluding the 4.06 million shares subject to forward sale contracts (discussed in the following paragraph), we could realize approximately $30.0 million in cash through the sale of this investment, net of income taxes.
Between November 2005 and November 2006, we entered into three forward sale contracts relating to a maximum total of 4.95 million shares of our Vail common stock and received a total of $140 million under the discounted advance payment feature of the contracts.  These contracts operate as a hedge of the cash flows expected from the sale of Vail shares in the future.  At the maturity dates in the contracts, we can deliver a variable number of shares of Vail stock to the counterparty or settle the contracts with cash.  The number of shares (or amount of cash) to be delivered will depend upon the market price of Vail shares at the settlement dates.  We delivered 890,000 shares in November 2008.  The market price of Vail shares at March 31, 2009 was $20.43.  A summary of contract terms follows:

Maturity	Maximum	Minimum	Floor	Cap
Date	Shares	Shares	Price	Price
November 2008	890,000	727,157	$ 34.59	$ 42.33
November 2009	985,050	783,028	38.34	48.23
November 2010	890,000	632,551	34.59	48.67
November 2011	985,050	681,695	38.34	55.40
November 2013	1,200,000	570,825	35.29	74.19

                During the first six months of fiscal 2009 approximately 330,000 shares of Ralcorp treasury stock were issued for stock options and stock appreciation rights exercised.

OUTLOOK

Within our Annual Report on Form 10-K for the year ended September 30, 2008, we provided a discussion of the outlook for the Company, including specific factors and trends affecting our businesses.  We believe the outlook comments contained within that document are still appropriate, except as updated by the following paragraphs.
During the first two quarters of fiscal 2009, Post Foods’ operating results and progress on transition and integration met expectations.  We expect sales and operating profits for the Post Foods business to be greater in our third and fourth fiscal quarters than in the first and second, largely based on the timing of advertising and promotion and the end of the transition services agreement.
Through the first two quarters of fiscal 2009, Post Foods was operating under a twelve-month transition services agreement (TSA) with Kraft Foods Inc. (the former owner) which covered many key business activities for Post Foods.  On April 27, 2009, we transferred Post Foods to stand-alone information systems.  At this time, we also commenced Post Foods sales, logistics and purchasing functions.  Our objective for the remainder of the year is to continue the successful transition and integration of the Post Foods operations into Ralcorp.  As planned, we have incurred significant costs and management effort related to transitioning Post Foods off the TSA and into our own operations, including decoupling the cereal assets of Post Foods from those of other operations of Kraft and other significant integration undertakings.  While a portion of the costs associated with this effort are capitalized, the expense portion totaled $7.8 and $14.9 million in the three and six months ended March 31, 2009.  We expect these transition and integration costs to continue through fiscal 2009, albeit at a reduced level from that incurred in the first two quarters.
As previously discussed, commodity costs in the first two quarters of fiscal 2009 were generally higher than those incurred in the same period in 2008.  We have recently experienced declines in certain commodity costs; however, we expect these lower costs will lead to increased competitive pressures and potentially lower volumes.

RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the FASB issued Statement of Financial Accounting Standards (FAS) No. 157, “Fair Value Measurements.”  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  This Statement was effective for Ralcorp as of October 1, 2008; however, FASB Staff Position (FSP) FAS 157-2, issued in February 2008, permits a one-year deferral for non-financial assets and liabilities not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  The adoption of FAS 157 for financial assets and liabilities did not have a material impact on the Company’s results of operations or financial position, and we do not believe the adoption of FAS 157 for non-financial assets and liabilities, effective October 1, 2009, will have a material impact on our consolidated financial statements.  Required disclosures are included in Note 3 under Item 1.
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
In March 2008, the FASB issued FAS 161, “Disclosures about Derivative Instruments and Hedging Activities.”  This Statement changes the disclosure requirements for derivative instruments and hedging activities to include enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  This Statement is effective for Ralcorp beginning with its financial statements for March 31, 2009, which include the required disclosures.
In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets,” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, “Goodwill and Other Intangible Assets.”   This FSP will be effective for financial statements issued for Ralcorp’s 2010 fiscal year.  Early adoption is prohibited.  The FSP’s guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date (October 1, 2009 for Ralcorp).  The FSP’s disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.
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
In April 2009, the FASB issued FSP 157-4, FSP FAS 107-1 and APB 28-1, and FSP FAS 115-2 and FAS 124-2, all of which will be effective for Ralcorp beginning in the third quarter of fiscal 2009.  FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidelines for making fair value measurements more consistent with the principles presented in FAS 157.  FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” enhances consistency in financial reporting by increasing the frequency of fair value disclosures.  FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.   Other than the inclusion of interim fair value disclosures, the Company does not expect the adoption of any of these FSPs to have a material impact on the Company’s financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to our critical accounting policies and estimates during the six months ended March 31, 2009.

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

•           We recently acquired the Post Foods business from Kraft Foods Inc.  During fiscal 2009, management is focused on transitioning Post Foods into Ralcorp operations, including decoupling the cereal assets of Post Foods from those of other Kraft operations, developing stand-alone Post Foods information systems, developing independent sales, logistics and purchasing functions for the Post Foods business, and other significant integration undertakings.  If the transition and integration are not successfully implemented as planned, the expected earnings impacts will not be realized or will be delayed.
•       General economic conditions or disruptions in the banking and lending sectors, particularly in the United States, could have an effect on our business including the inability to borrow money to fund acquisition and capital expenditure, higher interest rates we pay on our indebtedness and consumer demand for our various branded and private label products.
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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Except as discussed in the following paragraphs, we believe there have been no material changes in the reported market risks faced by the Company during the six months ended March 31, 2009.  For additional information, refer to Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2008.
As of March 31, 2009, a hypothetical 10% adverse change in relevant market prices would have decreased the fair value of our commodity-related derivatives portfolio, which includes futures, options, and swaps, by approximately $6.4 million.  This volatility analysis ignores changes in the exposures inherent in the related hedged transactions.  Because the Company does not hold or trade derivatives for speculation or profit, all changes in derivative values are effectively offset by corresponding changes in the hedged exposures.

                As of March 31, 2009, the fair value of the Company’s fixed rate debt was approximately $1,184.0 million, based on the discounted amount of future cash flows using Ralcorp’s incremental rate of borrowing for similar debt.  A hypothetical 10% decrease in interest rates would increase the fair value of the fixed rate debt by approximately $50.2 million.
The fair value of the interest rate swap contract was negative $2.1 million at March 31, 2009.  A hypothetical 10% decrease in expected future interest rates would reduce that fair value by $.1 million.
As of March 31, 2009, we held foreign currency forward contracts with a total notional amount of $72.0 million and fair value of negative $3.8 million.  A hypothetical 10% increase in the expected CAD-USD exchange rates would have decreased that fair value by $6.1 million.
As of March 31, 2009, the fair value of the total liability associated with our Vail forward sale contracts was $72.9 million (see Note 13 to the financial statements included under Item 1).  A hypothetical 10% increase in the Vail stock price would have increased the fair value of that liability by approximately $6.6 million.

Item 4.    Controls and Procedures.

The Company’s management, with the participation of the Company’s Co-Chief Executive Officers and its Controller and Chief Accounting Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2009.  Based upon that evaluation, the Co-Chief Executive Officers and the Controller and Chief Accounting Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information that is required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including its Co-Chief Executive Officers and its Controller and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.  There were no changes to our system of internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) during the period covered by this report, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

There is no information required to be reported under any items except those indicated below.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
January 1 – January 31, 2009	0	0	0	See total

February 1 – February 28, 2009	0	0	0	See total

March 1 – March 31, 2009	0	0	0	See total

Total	0	0	0	517,500

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

Item 4. Submission of Matters to a Vote of Security Holders.

        On January 27, 2009, the Company held its Annual Meeting of Shareholders.  The following three directors were elected for a term of three years, expiring at the Annual Meeting of Shareholders to be held in 2012, or at such other time when their successors are elected:

	Votes For	Votes Withheld
David R. Banks	52,210,545	405,843
Jack W. Goodall	52,082,737	533,651
Joe R. Micheletto	52,094,206	522,182
David P. Skarie	52,121,936	494,452

At the same meeting, PricewaterhouseCoopers LLP was appointed as the Company’s independent registered public accounting firm for the fiscal year ending September 2009:

	Votes For	Votes Against	Abstained
Ratification	51,993,864	554,361	68,163

Item 6.	Exhibits.

31.1	Section 302 Certification of Kevin J. Hunt dated May 7, 2009.
31.2	Section 302 Certification of David P. Skarie dated May 7, 2009.
31.3	Section 302 Certification of Thomas G. Granneman dated May 7, 2009.
32	Section 1350 Certification of Kevin J. Hunt, David P. Skarie and Thomas G. Granneman dated May 7, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RALCORP HOLDINGS, INC.

By /s/ T. G. Granneman
T. G. Granneman
Duly Authorized Signatory and
Chief Accounting Officer

May 7, 2009

Exhibit Index

Exhibit	Description
31.1	Section 302 Certification of Kevin J. Hunt dated May 7, 2009.
31.2	Section 302 Certification of David P. Skarie dated May 7, 2009.
31.3	Section 302 Certification of Thomas G. Granneman dated May 7, 2009.
32	Section 1350 Certification of Kevin J. Hunt, David P. Skarie and Thomas G. Granneman dated May 7, 2009.