Form 10-Q
period 2009-08-06
RALCORP HOLDINGS INC /MO
filed 2009-08-06
CIK 1029506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009.

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO ____________.

Commission file number:     1-12619

Ralcorp Holdings, Inc.
(Exact name of registrant as specified in its charter)

Missouri	43-1766315
(State of Incorporation)	(I.R.S. Employer
Identification No.)

800 Market Street, Suite 2900
St. Louis, MO	63101
(Address of principal	(Zip Code)
Executive offices)

(314) 877-7000
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X)   No (   )

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes (  )   No (  )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company..  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer (X)	Accelerated filer ( )	Non-accelerated filer ( )	Smaller reporting company ( )

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes (  )   No (X)

Number of shares of Common Stock, $.01 par value, outstanding as of August 5, 2009:  56,607,687

RALCORP HOLDINGS, INC.

INDEX

(i)

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

RALCORP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
(Dollars in millions except per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net Sales	$994.0	$658.6	$2,908.7	$1,950.9
Cost of products sold	(720.2)	(543.7)	(2,129.2)	(1,620.0)
Gross Profit	273.8	114.9	779.5	330.9
Selling, general and administrative expenses	(148.5)	(71.7)	(452.6)	(207.2)
Interest expense, net	(23.0)	(11.1)	(72.9)	(33.6)
(Loss) gain on forward sale contracts	(24.5)	21.7	17.6	84.0
Gain on sale of securities	28.0	-	43.8	-
Restructuring charges	(.1)	(.3)	(.4)	(1.7)
Earnings before Income Taxes
and Equity Earnings	105.7	53.5	315.0	172.4
Income taxes	(37.8)	(18.9)	(114.3)	(60.8)
Earnings before Equity Earnings	67.9	34.6	200.7	111.6
Equity in earnings of Vail Resorts, Inc.,
net of related deferred income taxes	6.9	11.2	9.8	15.1
Net Earnings	$74.8	$45.8	$210.5	$126.7

Earnings per Share
Basic	$1.33	$1.79	$3.74	$4.95
Diluted	$1.31	$1.73	$3.69	$4.81

See accompanying Notes to Condensed Consolidated Financial Statements.

RALCORP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in millions)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net Earnings	$74.8	$45.8	$210.5	$126.7
Other comprehensive income (loss)	32.2	11.1	(9.1)	(.6)
Comprehensive Income	$107.0	$56.9	$201.4	$126.1

See accompanying Notes to Condensed Consolidated Financial Statements.

RALCORP HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in millions)

	June 30,	Sept. 30,
	2009	2008

Assets
Current Assets
Cash and cash equivalents	$131.7	$14.1
Marketable securities	7.5	9.2
Investment in Ralcorp Receivables Corporation	134.2	56.5
Receivables, net	164.4	160.1
Due from Kraft Foods Inc.	-	49.0
Inventories	336.9	337.0
Deferred income taxes	18.1	16.5
Prepaid expenses and other current assets	7.2	5.4
Total Current Assets	800.0	647.8
Investment in Vail Resorts, Inc.	69.8	126.0
Property, Net	889.1	903.1
Goodwill	2,461.9	2,454.3
Other Intangible Assets, Net	1,179.6	1,189.5
Other Assets	21.1	23.2
Total Assets	$5,421.5	$5,343.9

Liabilities and Shareholders' Equity
Current Liabilities
Accounts and notes payable	$196.2	$204.7
Due to Kraft Foods Inc.	11.6	-
Other current liabilities	314.6	187.2
Total Current Liabilities	522.4	391.9
Long-term Debt	1,544.0	1,668.8
Deferred Income Taxes	562.5	601.6
Other Liabilities	159.6	270.1
Total Liabilities	2,788.5	2,932.4
Shareholders' Equity
Common stock	.6	.6
Additional paid-in capital	1,928.0	1,919.6
Common stock in treasury, at cost	(245.6)	(257.3)
Retained earnings	979.4	768.9
Accumulated other comprehensive income	(29.4)	(20.3)
Total Shareholders' Equity	2,633.0	2,411.5
Total Liabilities and Shareholders' Equity	$5,421.5	$5,343.9

See accompanying Notes to Condensed Consolidated Financial Statements.

RALCORP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in millions)

	Nine Months Ended
	June 30,
	2009	2008

Cash Flows from Operating Activities
Net earnings	$210.5	$126.7
Adjustments to reconcile net earnings to net
cash flow provided by operating activities:
Depreciation and amortization	106.7	67.3
Stock-based compensation expense	10.0	8.3
Gain on forward sale contracts	(17.6)	(84.0)
Gain on sale of securities	(43.8)	-
Equity in earnings of Vail Resorts, Inc.	(15.4)	(23.4)
Deferred income taxes	(35.8)	33.3
Sale of receivables, net	(50.0)	2.5
Other, net	137.7	2.5
Net Cash Provided by Operating Activities	302.3	133.2

Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	(54.9)	(4.8)
Additions to property and intangible assets	(74.9)	(37.3)
Proceeds from sale of property	-	.1
Purchases of securities	(10.7)	(20.7)
Proceeds from sale or maturity of securities	15.2	17.7
Net Cash Used by Investing Activities	(125.3)	(45.0)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	100.0	-
Repayments of long-term debt	(147.2)	(39.7)
Net repayments under credit arrangements	(22.0)	(30.9)
Purchases of treasury stock	(1.0)	(5.6)
Proceeds and tax benefits from exercise of stock awards	13.3	1.8
Changes in book cash overdrafts	(2.4)	(.5)
Other, net	(.3)	.7
Net Cash Used by Financing Activities	(59.6)	(74.2)

Effect of Exchange Rate Changes on Cash	.2	(.3)

Net Increase in Cash and Cash Equivalents	117.6	13.7
Cash and Cash Equivalents, Beginning of Period	14.1	9.9
Cash and Cash Equivalents, End of Period	$131.7	$23.6

See accompanying Notes to Condensed Consolidated Financial Statements.

RALCORP HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions except per share data)

NOTE 1 – PRESENTATION OF CONDENSED FINANCIAL STATEMENTS

The accompanying unaudited historical financial statements of Ralcorp Holdings, Inc. (“Ralcorp” or the “Company”) have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  These interim financial statements reflect all adjustments which are, in the opinion of management, necessary to fairly state the results for the periods presented.  All such adjustments are of a normal recurring nature.  Certain amounts for prior periods have been reclassified to conform to the current period’s presentation, including segment information.  Operating results for the periods presented are not necessarily indicative of the results for the full year.  These statements should be read in conjunction with the financial statements and notes included in the Company's Amendment No. 1 to its Annual Report on Form 10-K for the year ended September 30, 2008, filed on December 11, 2008.  The significant accounting policies for the accompanying financial statements are the same as disclosed in that Annual Report, except that the Company adopted Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (FAS 161) as of January 1, 2009 and Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” (FAS 157) as of October 1, 2008 to the extent required (see Notes 2 and 3).  In addition, the Company changed the method of accounting for its investment in Vail Resorts, Inc. as described in the following paragraph.  The financial statements are presented on a consolidated basis and include the accounts of Ralcorp and its majority-owned subsidiaries, except Ralcorp Receivables Corporation (see Note 8).  The Company has evaluated subsequent events through August 6, 2009, the date on which the financial statements presented herein were issued as part of its Quarterly Report on Form 10-Q for the period ended June 30, 2009.

During the third quarter ended June 30, 2009, the Company settled its remaining forward sale contracts related to Vail common stock (see Note 13).  Because of its reduced ownership, in June the Company ceased using the equity method of accounting for its investment in Vail.  Ralcorp now carries its investment at fair value, with adjustments recorded to shareholders’ equity through other comprehensive income.  The Company will not recognize any equity method earnings or losses on this investment in the future.

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

As of June 30, 2009, the Company’s derivative instruments consisted of cash flow hedges on ingredient and fuel purchases (options, futures, and swaps); variable interest payments (interest rate swap); and receipts of foreign currency-denominated accounts receivable (foreign exchange forward contracts).  The Company hedges approximately 65% to 90% of our needs related to oats, wheat, corn, soy oil, natural gas, and diesel fuel and 20% to 30% of our corrugate packaging needs over a six to twelve month period.  Floating rate notes totaling $100.0 are swapped to fixed at 4.76% through December 2009.  At June 30, 2009, the Company held foreign exchange forward contracts with a total notional amount of $60.0.  During the past several years, the Company was party to forward sale contracts relating to some of its shares of Vail Resorts, Inc. common stock which were not designated as hedging instruments and which were settled in June 2009 (see Note 13).

The following table shows the fair value and Balance Sheet location of the Company’s derivative instruments as of June 30, 2009, all of which were designated as hedging instruments under Statement 133.

		Fair
	Balance Sheet Location	Value
Liability Derivatives:
Commodity contracts	Other current liabilities	$10.0
Interest rate contracts	Other current liabilities	1.6
		$11.6
Asset Derivatives:
Commodity contracts	Prepaid expenses and other current assets	$.3
Foreign exchange contracts	Prepaid expenses and other current assets	2.8
		$3.1

The following tables illustrate the effect of the Company’s derivative instruments on the Statement of Earnings for the three and nine months ended June 30, 2009.

Derivatives in Statement 133	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)		Gain or (Loss) Reclassified from AOCI into Income (Effective Portion)			Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Cash Flow Hedging	Three	Six		Three	Six		Three	Six
Relationships	Months	Months	Location	Months	Months	Location	Months	Months
Commodity contracts	$(9.9)	$(45.6)	Cost of products sold	$(18.0)	$(37.6)	Cost of products sold	$(1.2)	$(.1)
Foreign exchange contracts	6.0	(.5)	SG&A	(.8)	(4.7)	SG&A	-	-
Interest rate contracts	(.2)	(2.1)	Interest expense, net	(.6)	(1.4)	Interest expense, net	-	.1
	$(4.1)	$(48.2)		$(19.4)	$(43.7)		$(1.2)	$-

Amount of Gain or (Loss) Recognized
in Income on Derivative
Derivatives Not Designated	Location of Gain or (Loss)	Three Months	Nine Months
as Hedging Instruments	Recognized in Income	Ended	Ended
Under Statement 133	on Derivative	June 30, 2009	June 30, 2009
Equity contracts	(Loss) gain on forward sale contracts	$ (24.5)	$ 17.6

Certain of the Company’s derivative instruments contain provisions that require the Company to post collateral when the derivatives in liability positions exceed a specified threshold.  The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on June 30, 2009 was $6.2, and the related collateral required was zero.

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

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2009 and the basis for that measurement:

	Total	Level 1	Level 2
Assets
Marketable securities	$7.5	$7.5	$-
Derivative assets	3.1	-	3.1
Deferred compensation investment	17.4	17.4	-
Investment in Vail Resorts, Inc.	69.8	69.8	-
	$97.8	$94.7	$3.1
Liabilities
Derivative liabilities	$11.6	$-	$11.6
Deferred compensation liabilities	27.0	-	27.0
	$38.6	$-	$38.6

The Company’s marketable securities consist of U.S. Treasury Bills.  Fair value for both marketable securities and the Investment in Vail Resorts, Inc. is measured using the market approach based on quoted prices.  The Company utilizes the income approach to measure fair value for its derivative assets and liabilities (which include commodity options and swaps, an interest rate swap, and foreign currency forward contracts).  The income approach uses pricing models that rely on market observable inputs such as yield curves, currency exchange rates, and forward prices.  The fair value of the deferred compensation investment is invested primarily in mutual funds and is measured using the market approach.  This investment is in the same funds and purchased in substantially the same amounts as the participants’ selected investment options (excluding Ralcorp common stock equivalents), which represent the underlying liabilities to participants in the Company’s deferred compensation plans.  Deferred compensation liabilities are recorded at amounts due to participants in cash, based on the fair value of participants’ selected investment options (excluding certain Ralcorp common stock equivalents to be distributed in shares) using the market approach.

The carrying amounts reported on the consolidated balance sheets for cash and cash equivalents, receivables and accounts payable approximate fair value because of the short maturities of these financial instruments.  The carrying amount of the Company’s variable rate long-term debt (Note 12) approximates fair value because the interest rates are adjusted to market frequently.  Based on the discounted amount of future cash flows, using Ralcorp’s incremental rate of borrowing for similar debt, the Company’s fixed rate debt (which had a carrying amount of $1,281.1 as of June 30, 2009 and $1,220.8 as of September 30, 2008) had an estimated fair value of $1,333.8 as of June 30, 2009 and $1,122.6 as of September 30, 2008.  The Company’s derivative financial instruments, which are used for the purpose of hedging commodity, interest rate, and foreign currency exposures in the normal course of business (Note 2) are carried on the consolidated balance sheets at their estimated fair values.

NOTE 4 – ACQUISITIONS

On March 20, 2009, the Company acquired Harvest Manor Farms, LLC, a leading manufacturer of high quality private label and Hoody's branded snack nuts with annual net sales of approximately $180 million.  Harvest Manor Farms operates a manufacturing facility in El Paso, TX and is now part of Ralcorp’s Snacks segment.  Based on a preliminary allocation of the total acquisition cost (approximately $59.2) to assets acquired and liabilities assumed, including $16.5 of customer relationships and trademarks with a weighted average life of approximately 16 years, the Company recorded $14.5 of goodwill as of June 30, 2009.  The allocation is subject to change pending the completion of analyses necessary to determine the fair values of certain assets and liabilities (including property, intangible assets, and deferred tax items).

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net sales	$994.0	$996.8	$2,995.4	$2,893.8
Net earnings	74.8	80.0	213.5	202.5
Basic earnings per share	1.33	1.42	3.80	3.60
Diluted earnings per share	1.31	1.40	3.74	3.55

NOTE 5 – RESTRUCTURING CHARGES

In October 2007, the Company announced plans to close its plant in Billerica, MA, and transfer the production to other facilities within the Snack Nuts & Candy segment.  The closure was substantially completed during fiscal 2008.  For the quarter and nine months ended June 30, 2008, restructuring charges for this project consisted of $.2 and $1.1, respectively, which included employee termination benefits for approximately 90 employees and a write-off of abandoned property.

Restructuring charges for the three months ended June 30, 2009 and 2008 also included residual costs totaling $.1 and $.1, respectively ($.4 and $.6 for the corresponding nine month periods), related to the closure of the Frozen Bakery Products plant in Blue Island, IL, which was substantially completed in fiscal 2007.

NOTE 6 – PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company sponsors qualified and supplemental noncontributory defined benefit pension plans and other postretirement benefit plans for certain of its employees.  The following table provides the components of net periodic benefit cost for the plans.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Pension Benefits
Service cost	$1.2	$.6	$3.6	$1.7
Interest cost	3.1	2.8	9.3	8.4
Expected return on plan assets	(3.8)	(3.7)	(11.4)	(11.2)
Amortization of net loss	.1	.6	.2	1.9
Amortization of unrecognized prior service cost	-	-	.2	-
Net periodic benefit cost	$.6	$.3	$1.9	$.8

Other Benefits
Service cost	$.7	$-	$2.2	$-
Interest cost	1.4	.3	4.3	1.0
Amortization of unrecognized net loss	-	.1	-	.2
Net periodic benefit cost	$2.1	$.4	$6.5	$1.2

NOTE 7 – EARNINGS PER SHARE

The weighted-average shares outstanding for basic and diluted earnings per share were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Weighted Average Shares
for Basic Earnings per Share	56,140	25,498	56,099	25,478
Dilutive effect of:
Stock options	406	561	455	560
Stock appreciation rights	136	104	141	81
Restricted stock awards	262	104	225	93
Weighted Average Shares
for Diluted Earnings per Share	56,944	26,267	56,920	26,212

During the three and nine months ended June 30, 2009, 405,000 stock appreciation rights (SARs) at $56.56 per share, 508,000 SARs at $66.07 per share, 25,000 SARs at $65.45 per share, and 8,000 SARs at $58.79 per share were outstanding and could potentially dilute basic earnings per share in the future, but were not included in the computation of diluted earnings per share for those periods because they were antidilutive.

NOTE 8 – SALE OF RECEIVABLES

The Company has an agreement to sell, on an ongoing basis, all of the trade accounts receivable of certain of its subsidiaries to a wholly owned, bankruptcy-remote subsidiary named Ralcorp Receivables Corporation (RRC).  The accounts receivable of the Post Foods, Western Waffles, Cottage Bakery, Medallion and Bloomfield businesses have not been incorporated into the agreement and are not currently being sold to RRC.  RRC can in turn sell up to $75.0 of ownership interests in qualifying receivables to a bank commercial paper conduit.  RRC is a qualifying special purpose entity under FAS 140, and the sale of Ralcorp receivables to RRC is considered a true sale for accounting, tax and legal purposes.  As of June 30, 2009 and September 30, 2008, the outstanding balance of receivables sold to RRC (net of an allowance for doubtful accounts based on historical losses and the economic status of customers) was $134.2 and $106.5, respectively, and proceeds received from the conduit were zero and $50.0, respectively, resulting in a subordinated retained interest of $134.2 and $56.5, respectively, reflected on the Company’s consolidated balance sheet as an “Investment in Ralcorp Receivables Corporation.”  The Company continues to service the receivables (with no significant servicing assets or liabilities) and remits collections to RRC, who remits the appropriate portion to the conduit, as part of a monthly net settlement including the sale of an additional month of receivables.  Cash received from or paid to the conduit is included in net cash flows from operating activities.  RRC maintains the risk of credit losses up to the amount of its subordinated retained interest.  The investment in RRC is stated at carrying value, which approximates fair value.  Discounts related to the sale of receivables (based on contractual rates) totaled $.1 and $.4 in the three months ended June 30, 2009 and 2008, respectively ($.6 and $1.6 for the corresponding nine month periods), and are included on the statement of earnings in selling, general and administrative expenses.

NOTE 9 – INVENTORIES consisted of:

	June 30,	Sept. 30,
	2009	2008
Raw materials and supplies	$133.9	$135.2
Finished products	210.5	204.4
	344.4	339.6
Allowance for obsolete inventory	(7.5)	(2.6)
	$336.9	$337.0

NOTE 10 – PROPERTY, NET consisted of:

	June 30,	Sept. 30,
	2009	2008
Property at cost	$1,408.9	$1,350.3
Accumulated depreciation	(519.8)	(447.2)
	$889.1	$903.1

NOTE 11 – OTHER INTANGIBLE ASSETS, NET consisted of:

	June 30,	Sept. 30,
	2009	2008
Computer software	$50.8	$34.7
Customer relationships	419.1	422.2
Trademarks	816.0	808.4
Other	13.1	13.1
	1,299.0	1,278.4
Accumulated amortization	(119.4)	(88.9)
	$1,179.6	$1,189.5

Amortization expense related to intangible assets was:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Computer software	$1.7	$1.0	$3.9	$3.0
Customer relationships	5.6	5.0	16.1	14.3
Trademarks	3.2	.3	9.5	1.0
Other	.4	.6	1.3	1.7
	$10.9	$6.9	$30.8	$20.0

For the intangible assets recorded as of June 30, 2009, total amortization expense of $41.0, $39.6, $37.2, $36.9, and $35.8 is scheduled for fiscal 2009, 2010, 2011, 2012, and 2013, respectively.

NOTE 12 – LONG-TERM DEBT consisted of:

	June 30, 2009		September 30, 2008
	Balance	Rate	Balance	Rate
Fixed Rate Senior Notes, Series B	$58.0	4.24%	$87.0	4.24%
Fixed Rate Senior Notes, Series C	50.0	5.43%	50.0	5.43%
Fixed Rate Senior Notes, Series D	53.6	4.76%	64.3	4.76%
Fixed Rate Senior Notes, Series E	100.0	5.57%	100.0	5.57%
Fixed Rate Senior Notes, Series F	75.0	5.43%	75.0	5.43%
Floating Rate Senior Notes, Series G	50.0	1.17%	50.0	3.26%
Floating Rate Senior Notes, Series H	50.0	1.17%	50.0	3.26%
Fixed Rate Senior Notes, Series I-1	75.0	5.56%	75.0	5.56%
Fixed Rate Senior Notes, Series I-2	25.0	5.58%	25.0	5.58%
Fixed Rate Senior Notes, Series J	100.0	5.93%	100.0	5.93%
Fixed Rate Notes maturing 2018	577.5	7.29%	577.5	7.29%
Floating Rate Notes maturing 2018	20.0	3.42%	20.0	5.33%
Fixed Rate Notes maturing 2020	67.0	7.39%	67.0	7.39%
Fixed Rate Notes 2009A	50.0	7.45%	-	n/a
Fixed Rate Notes 2009B	50.0	7.60%	-	n/a
Term Loan A-1	-	n/a	100.0	4.19%
Term Loan A-2	192.5	1.56%	200.0	4.16%
Industrial Development Revenue Bond	5.6	1.05%	5.6	6.80%
$400 Revolving Credit Agreement	-	n/a	7.0	4.50%
Uncommitted credit arrangements	-	n/a	15.0	8.25%
Other	.1	Various	.4	Various
	1,599.3		1,668.8
Less: Current portion	(55.3)		-
	$1,544.0		$1,668.8

Approximately $164.7 of the debt outstanding at September 30, 2008 was required to be repaid in fiscal 2009 but was classified as long-term based upon management’s intent and ability to refinance it on a long-term basis.  As of June 30, 2009, management expects to reduce debt as scheduled over the next twelve months, so the current portion has been classified in “Other current liabilities” on the consolidated balance sheet.

NOTE 13 – FORWARD SALE CONTRACTS

Between December 31, 2005 and December 31, 2006, Ralcorp entered into three forward sale contracts relating to 4.95 million shares of its Vail common stock.  Under the contracts, at the maturity dates the Company could deliver a variable number of shares of Vail stock (or cash) to the counterparty.  The calculation of the number of shares ultimately delivered depended on the price of Vail shares at settlement and included a price collar.  Ralcorp received cash under the discounted advance payment feature of the contracts, and amortization of the discounts (which totaled  $1.2 and $2.2 for the quarters ended June 30, 2009 and 2008, respectively, and $5.1 and $6.5 for the 9 months ended June 30, 2009 and 2008, respectively) was included in “Interest expense, net” on the statement of earnings.  On November 21, 2008, the first tranche of the initial contract was settled and Ralcorp delivered 890,000 shares, and on June 4, 2009, all remaining contracts were settled and Ralcorp delivered 3,503,263 shares.   The components of the total liability are shown in the following table.

	Value of	Accumulated	Total
	Advance	Gain on	Contract
	Proceeds	Derivative	Liability
Advance proceeds received	$140.0	$-	$140.0
Amortization of discount	20.7	-	20.7
Gain on derivative component	-	(15.7)	(15.7)
Balance at September 30, 2008	$160.7	$(15.7)	$145.0
Amortization of discount	5.1	-	5.1
Gain on derivative component	-	(20.6)	(20.6)
Contract settlement	(165.8)	36.3	(129.5)
Balance at June 30, 2009	$-	$-	$-

The forward sale agreements had a dual nature and purpose.  The advance proceeds component acted as a financing arrangement collateralized by the underlying Vail shares.  The derivative component, which was based on a price collar on Vail shares, acted as a hedge of the future sale of the underlying shares.  Because Ralcorp accounted for its investment in Vail using the equity method, these contracts were not eligible for hedge accounting.  Therefore, any gains or losses on the contracts, whether realized or unrealized, were immediately recognized in earnings.  In addition to the unrealized non-cash gains or losses, the reported gains or losses on these contracts included charges (paid monthly) for any related stock borrow costs incurred by the counterparty in excess of a contractual limit.  During the three months ended June 30, 2009 and 2008, excess stock borrow costs (and payments) totaled negative $.1 and zero, respectively ($3.0 and zero for the corresponding nine month periods).

NOTE 14 – SHAREHOLDERS’ EQUITY

As of June 30, 2009, there were 6,866,448 shares in treasury and 56,610,187 shares outstanding.  As of September 30, 2008, there were 7,195,555 shares in treasury and 56,281,080 shares outstanding.

Accumulated other comprehensive income decreased $9.1 during the nine months ended June 30, 2009 as a result of a $16.9 decrease in the foreign currency translation adjustment, a $16.7 unrealized net gain on the Investment in Vail Resorts, Inc., a $4.5 net loss from cash flow hedging activities, and $4.4 of related income tax adjustments.

NOTE 15 – CONTINGENCIES

In May 2009, the Company was notified by one of its contract customers that they were seeking mediation to recover actual losses associated with the recall of peanut-butter-based products and associated damages.  Presently, Ralcorp management believes the likelihood of loss resulting from this action is remote.  The loss, if any, cannot be determined at this time but is not expected to be material to the earnings, financial position, or cash flows of Ralcorp.

NOTE 16 – SEGMENT INFORMATION

Effective October 1, 2008, the Company reorganized its management reporting and realigned its reportable segments in accordance with Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

Historically, the Company was comprised of the following reportable business segments:
●	Cereals, Crackers & Cookies (including branded and store brand cereals, nutritional bars, crackers, cookies, and chips);
●	Frozen Bakery Products (including frozen griddle products, frozen bread products, frozen dessert products, and frozen dough and dry mixes for bakery foods);
●	Dressings, Syrups, Jellies & Sauces (including store brand shelf-stable dressings, syrups, peanut butter, jellies, salsas and various sauces, and branded non-alcoholic drink mixes); and
●	Snack Nuts & Candy (including nuts and chocolate candy).

Effective as of the beginning of fiscal 2009, the reportable segments were changed as follows:
●	the cracker, cookie and chip business has been aggregated with the nuts and candy business in a segment renamed Snacks;
●	the branded ready-to-eat cereal business and the store brand ready-to-eat and hot cereal and nutritional bar business continue to be aggregated in a segment renamed Cereals;
●	the name of the Dressings, Syrups, Jellies & Sauces segment was changed to Sauces and Spreads; and
●	there was no change to Frozen Bakery Products.

Management evaluates each segment’s performance based on its profit contribution, which is profit or loss from operations before income taxes, interest, costs related to restructuring activities, and other unallocated corporate income and expenses.  The following tables present information about the Company’s reportable segments, including corresponding amounts for the prior year.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net Sales
Cereals	$476.1	$194.4	$1,399.2	$556.1
Frozen Bakery Products	162.1	174.1	530.0	533.1
Snacks	219.1	166.0	583.3	508.1
Sauces and Spreads	136.7	124.1	396.2	353.6
Total	$994.0	$658.6	$2,908.7	$1,950.9

Profit Contribution
Cereals	$95.9	$20.4	$248.1	$60.5
Frozen Bakery Products	18.7	15.1	49.1	47.9
Snacks	27.4	11.7	62.9	32.1
Sauces and Spreads	8.2	4.2	26.7	9.1
Total segment profit contribution	150.2	51.4	386.8	149.6
Interest expense, net	(23.0)	(11.1)	(72.9)	(33.6)
(Loss) gain on forward sale contracts	(24.5)	21.7	17.6	84.0
Gain on sale of securities	28.0	-	43.8	-
Restructuring charges	(.1)	(.3)	(.4)	(1.7)
Acquired inventory valuation adjustment	(.4)	-	(.4)	-
Stock-based compensation expense	(3.0)	(2.3)	(10.0)	(8.3)
Post Foods transition and integration costs	(13.2)	(1.6)	(28.1)	(1.6)
Other unallocated corporate expenses	(8.3)	(4.3)	(21.4)	(16.0)
Earnings before income taxes
and equity earnings	$105.7	$53.5	$315.0	$172.4

Depreciation and Amortization
Cereals	$13.2	$5.1	$52.5	$14.5
Frozen Bakery Products	9.0	8.9	26.6	27.3
Snacks	6.1	5.1	16.4	15.4
Sauces and Spreads	2.2	2.0	6.4	6.1
Corporate	2.1	1.3	4.8	4.0
Total	$32.6	$22.4	$106.7	$67.3

	June 30,	Sept. 30,
	2009	2008
Assets
Cereals	$3,704.0	$3,762.1
Frozen Bakery Products	710.3	788.7
Snacks	439.2	369.3
Sauces and Spreads	146.5	156.4
Total segment assets	5,000.0	5,076.5
Investment in Ralcorp Receivables Corporation	134.2	56.5
Investment in Vail Resorts, Inc.	69.8	126.0
Other unallocated corporate assets	217.5	84.9
Total	$5,421.5	$5,343.9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

RESULTS OF OPERATIONS

Consolidated

     In fiscal 2009, we continued to benefit from our acquisition strategy while experiencing base business sales growth in most categories.  Total segment profit contribution for our base businesses was higher than last year despite significant cost challenges.
     The following table summarizes key data (in millions of dollars, except for percentage data as indicated) that we believe is important for you to note as you read the consolidated results analysis discussions below.  In addition, please refer to Note 16 to the financial statements under Item 1 (on the preceding page) for data regarding net sales and profit contribution by segment.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net earnings	74.8	45.8	210.5	126.7
Net sales	994.0	658.6	2,908.7	1,950.9
Cost of products sold as % of net sales	72.5%	82.6%	73.2%	83.0%
SG&A as % of net sales	14.9%	10.9%	15.6%	10.6%
Interest expense, net	(23.0)	(11.1)	(72.9)	(33.6)
(Loss) gain on forward sale contracts	(24.5)	21.7	17.6	84.0
Gain on sale of securities	28.0	-	43.8	-
Post Foods transition and integration costs	(13.2)	(1.6)	(28.1)	(1.6)
Effective income tax rate	35.8%	35.3%	36.3%	35.3%
Equity in earnings of Vail Resorts, Inc.	10.9	17.4	15.4	23.4

     Net earnings have been positively impacted by business acquisitions, pricing improvements, organic growth, and gains on the sale of some of our shares of Vail Resorts, Inc., but negatively impacted by higher raw material and freight costs, interest expense, and merger transition and integration costs.  In addition, non-cash gains due to changes in the fair value of our Vail forward sale contracts were lower in the first nine months of fiscal 2009 as compared to the same period of fiscal 2008.  More detailed discussion and analysis of these and other factors follows.
     Net sales for the third quarter and first nine months grew 51% and 49%, respectively, from a year ago, largely due to the timing of acquisitions.  The approximate amounts of sales from significant recently acquired businesses are shown in the following table (in millions).

			Three Months Ended		Nine Months Ended
			June 30,		June 30,
Business Acquired	Reporting Segment	Acquisition Date	2009	2008	2009	2008
Post Foods	Cereals	August 4, 2008	$264.8	$-	$800.5	$-
Harvest Manor Farms	Snacks	March 20, 2009	46.0	-	46.0	-
			$310.8	$-	$846.5	$-

Excluding sales from those acquisitions, our base business net sales grew 4% and 6% in those three and nine month periods, respectively.  That growth was primarily the result of selling price increases, as most of our base businesses experienced volume declines.  Selling prices have been raised in a number of our product categories, with a total impact of approximately $40.5 and $201.8 million for the quarter and first nine months, respectively, in an effort to cover higher input costs.  Sales and operating profit were negatively affected by a second quarter recall of products containing peanut paste traced to Peanut Corporation of America.  Note the “Net Sales” comparisons by segment in Note 16 under Item 1, and refer to the segment discussions below for more detailed information about factors affecting net sales.
     Cost of products sold decreased as a percentage of net sales, reflecting the effect of incorporating Post Foods, whose products have a higher gross margin than other Ralcorp businesses, as well as the effect of the timing of selling price increases relative to increases in input costs.  Pricing adjustments lagged rapid cost increases a year ago.  Compared to the corresponding period last year, changes in unit costs raised overall ingredient and packaging costs, net of the impacts of our hedging and forward purchase strategies, by approximately $.9 million for the third quarter and $90.7 for the first nine months.  Refer to the segment discussions below for more information.
     Selling, general and administrative expenses (“SG&A”) increased as a percentage of net sales.  Due to the nature of Post Foods’ branded business, higher advertising and promotion costs were incurred.  In addition, Post Foods’ and Harvest Manor’s SG&A include amortization of intangible assets valued in the acquisitions.  The remaining increase can be attributed to Post Foods transition and integration costs, partially offset by the effect of selling price increases.  Specifically, for the third quarter and first nine months, amortization of intangible assets (see Note 11 under Item 1) increased $4.0 million and $10.8 million, respectively.
     Interest expense increased primarily as a result of changing outstanding debt levels and interest rates.  Debt increased significantly in August 2008 due to approximately $965 million of debt assumed in the Post Foods acquisition.  The weighted average interest rate on all of the Company’s outstanding debt was 5.6% and 5.0% in the third quarter of fiscal 2009 and 2008, respectively (5.8% and 5.0% through nine months of each year, respectively).
     (Loss) gain on forward sale contracts – Net earnings were affected by non-cash gains and losses on forward sale contracts related to some of our shares of Vail Resorts, Inc.  As discussed further below, all contracts were settled during the nine months ended June 30, 2009.  The contracts included a collar on the Vail stock price and the prepayment of proceeds at a discount (whereby Ralcorp received a total of $140.0 million).  Because Ralcorp accounted for its investment in Vail Resorts using the equity method, these contracts, which were intended to hedge the future sale of those shares, were not eligible for hedge accounting.  Therefore, gains or losses on the contracts were immediately recognized in earnings.  The fair value of the contracts was dependent on several variables, including the market price of Vail stock (which decreased from $62.29 at September 30, 2007, to $48.29 at March 31, 2008, to $34.95 at September 30, 2008, and to $20.43 at March 31, 2009, then increased to $28.17 at final settlement in June 2009), estimated future Vail stock price volatility, interest rates, and the time remaining to the contract maturity dates.  For more information on these contracts, see Note 13 under Item 1 and LIQUIDITY AND CAPITAL RESOURCES below.
     Gain on sale of securities – Results for the first nine months of fiscal 2009 included a gain on the sale of 4,484,163 shares of Vail Resorts, Inc., including 4,393,263 shares delivered in settlement of forward sale contracts, as discussed above.  The $43.8 million gain represents the difference between the $88.4 million book value of the shares and the $168.5 million net proceeds (primarily received on a discounted basis at the inception of the related forward sale contracts) less the $36.3 million cumulative gain on the derivative component of the forward sale contracts.
     Post Foods transition and integration costs – As planned, Ralcorp is incurring significant costs related to transitioning Post Foods into Ralcorp operations, including decoupling the cereal assets of Post Foods from those of  Kraft Foods Inc. (the former owner), developing stand-alone Post Foods information systems, developing independent sales, logistics and purchasing functions for Post Foods, and other significant integration undertakings.  While a portion of those costs are capitalized, the expense portion totaled $13.2 million and $28.1 million in the three and nine months ended June 30, 2009, respectively.
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
     Equity in earnings of Vail Resorts, Inc. – Until June of 2009, Ralcorp accounted for its investment in Vail Resorts, Inc. (NYSE: MTN) using the equity method.  Vail Resorts operates on a fiscal year ending July 31; therefore, we reported our portion of Vail Resorts’ operating results on a two-month time lag.  Vail Resorts’ operations are highly seasonal, typically yielding income for the second and third fiscal quarters and losses for the first and fourth fiscal quarters.  Deferred taxes on these amounts were provided at approximately 36.0% and 35.3% in fiscal 2009 and fiscal 2008, respectively.

Cereals

     Net sales in the Cereals segment grew 145% for the third quarter and 152% through nine months, primarily due to the $264.8 million and $800.5 million of sales, respectively, from the Post Foods business.  Compared to last year’s third quarter data (pre-acquisition), total branded cereal volume was approximately 14% lower, with declines across all major brands.  These declines were driven by significant business challenges arising from the transition to a new sales organization, temporary logistical issues related to the movement of all products to new Ralcorp distribution centers, and related reduction in Post branded promotional activity during the quarter.
     Excluding the sales from the Post Foods business, net sales increased 9% from last year’s third quarter and 8% for the first nine months.  The following table shows year-over-year sales volume changes by product category (excluding Post Foods).

	Sales Volume Change from Prior Year
	Three Months Ended	Nine Months Ended
	June 30, 2009	June 30, 2009
Ready-to-eat (RTE) cereal	8%	13%
Hot cereal	-5%	3%
Nutritional bars	9%	-3%
Co-manufacturing	-53%	-10%
Other minor categories	17%	1%
Total	4%	5%

     The base business net sales growth in the Cereals segment (i.e., excluding Post Foods) is attributable to both higher volumes and higher prices.  We continue to increase distribution with most of our largest retail cereal customers and have also benefited from a favorable sales mix, excluding co-manufacturing.  Lower co-manufacturing volume in both the quarter and nine months and a shift in that volume from RTE to hot cereal in the nine-month period resulted in a decline in co-manufacturing sales dollars of $6.6 million for the quarter and $14.0 million through nine months.  The third quarter increase in sales volumes of nutritional bars was partially due to additional distribution of these products, but largely driven by the resumed production and sale of peanut items after a wide recall of peanut and peanut-related products resulted in a significant sales decline in the second quarter.
     The segment’s profit contribution increased significantly as a result of the Post Foods acquisition.  Results from Post Foods added about $68.3 million for the quarter (net of $3.1 million of amortization related to certain brands and customer relationships and $4.9 million of depreciation) and about $177.0 million for the nine-month period (net of $9.4 million of amortization and $27.7 million of depreciation).  The remaining improvement in the segment’s profit contribution is primarily attributable to the overall volume growth and improved pricing, largely offset by the impact of increased costs.  The impact of raw material cost changes was approximately $2.6 million and $20.7 million for the three and nine months ended June 30, respectively, with the most notable increases occurring in oats, rice, corn, sugar, and packaging.

Frozen Bakery Products

     In the Frozen Bakery Products segment, net sales were down as a result of volume declines partially offset by  selling price improvements.  The following table shows approximate sales volume changes from the corresponding periods of fiscal 2008 by sales channel.

	Sales Volume Change from Prior Year
	Three Months Ended	Nine Months Ended
	June 30, 2009	June 30, 2009
Foodservice	-15%	-16%
In-store bakery (ISB)	-9%	-8%
Retail	-11%	-7%
Total	-11%	-11%

     The segment’s net sales are being impacted by general economic and competitive conditions.  Sales volume in the foodservice channel, particularly in the higher margin bread category, has been negatively impacted by the loss of business due to pricing actions and lower restaurant traffic at our casual-themed national customers.  In the in-store bakery channel, volume losses were primarily attributable to lower sales of breads (particularly higher priced organic breads) and cookies, partially offset by an increase in frozen dough sales volumes.  Volume declines in the retail channel were driven by aggressive pricing and promotion by a branded competitor and overall category softness, as well as reduced co-manufacturing business.
     The segment’s profit contribution was up 24% for the quarter (and 3% through nine months) as a result of  significant pricing improvements, relatively favorable raw material costs for the quarter, and favorable foreign exchange rates, partially offset by the volume declines and an unfavorable product mix.  Overall raw material costs were favorable by approximately $5.1 million for the third quarter (primarily flour, eggs, and fats and oils) but unfavorable by $17.5 million for the nine-month period (primarily flour, fats and oils, packaging, and sweeteners).

Snacks

     For the three and nine months ended June 30, 2009, net sales for the Snacks segment increased 32% and 15%, respectively, primary due to approximately $46 million of sales from Harvest Manor Farms, acquired at the end of March 2009.  Net sales of the base business were up 4% and 6% from last year’s June quarter and year-to-date levels, respectively, as a result of selling price improvements and product mix, partially offset by the effects of volume declines as shown in the following table (which excludes Harvest Manor Farms).

	Sales Volume Change from Prior Year
	Three Months Ended	Nine Months Ended
	June 30, 2009	June 30, 2009
Crackers	3%	-3%
Cookies	-5%	-4%
Nuts	0%	-14%
Chips	-9%	-5%
Co-manufacturing	-28%	-31%
Candy and other minor categories	-12%	-13%
Total	-3%	-7%

     Base business volumes were negatively impacted by higher pricing and segment management’s decision to exit some lower margin business.  Fluctuations in co-manufacturing business reduced the segment’s net sales by approximately $.9 million and $5.0 million in the three and nine months ended June 30, 2009, respectively, compared to the corresponding periods last year.
     The segment’s profit contribution was higher than last year as a result of incremental profits from Harvest Manor Farms and improved pricing.  Raw material cost differences in the segment caused a favorable variance of $1.2 million for the quarter and an unfavorable variance of $25.6 million through nine months (primarily grains, cashews, and oils).

Sauces and Spreads

     In the Sauces and Spreads segment, net sales grew 10% for the third quarter and 12% for the nine-month period, primarily as a result of the timing of price increases in response to rising costs, partially offset by the effect of a change in product mix through nine months.  The following table shows sales volume changes from last year by product category.

	Sales Volume Change from Prior Year
	Three Months Ended	Nine Months Ended
	June 30, 2009	June 30, 2009
Peanut butter	8%	-3%
Preserves & jellies	6%	4%
Table syrup	-2%	3%
Spoonable & pourable salad dressings	-4%	-11%
Mexican sauces	-1%	2%
Barbeque sauce	-7%	-3%
Co-manufacturing	-4%	-9%
Other minor categories	8%	5%
Total	1%	-1%

     Peanut butter sales rebounded in the third quarter after dropping in the second because of reduced consumer confidence in products containing peanuts or peanut butter.  Sales of preserves and jellies have benefited from increased distribution of our products.  The decline in salad dressings is partially attributable to business lost to a competitor due to pricing.  The change in co-manufacturing activity reflects the end of a peanut butter contract partially offset by additional sales under other contracts.
     Profit contribution was significantly higher than last year as a result of the higher sales, partially offset by higher input costs and some unusual inventory write-offs.  The segment’s raw material costs were unfavorable by a total of $4.6 million in the third quarter and $26.9 million in the nine-month period, driven by cost increases in corn sweeteners, fruits, certain packaging items and (through nine months) soybean oil.  As a result of the bankruptcy of a “bill-and-hold” supplier and the insurance deductible on a casualty loss at a storage facility, inventory valued at approximately $3.9 million was written-off to expense in the quarter ended June 30, 2009.

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
     Capital resources remained strong at June 30, 2009, with total shareholders’ equity of $2,633.0 million and a long-term debt (including current maturities) to total capital (which is the total of long-term debt and total shareholders’ equity) ratio of 38%, compared with corresponding figures for September 30, 2008 of $2,411.5 million and 41%.  Working capital, excluding cash and cash equivalents, decreased to $145.9 million at June 30, 2009, from $241.8 million at September 30, 2008, primarily as a result of a $60.6 decrease in our receivable due from Kraft Foods Inc., reclassification of $55.3 million of long-term debt to current liabilities, a $41.2 million increase in advertising and promotion accruals, and a $35.5 million increase in income taxes payable, offset by a $77.7 million increase in our investment in Ralcorp Receivables Corporation and an $18.7 million increase in working capital related to the Harvest Manor Farms business.
     Cash provided by operating activities was $302.9 million through nine months of fiscal 2009 compared to $133.2 million in last year’s first nine months.  This change was primarily due to cash flows from Post Foods (including the timing of cash flow settlements with Kraft Foods), as well as improved profitability of our base businesses.  In addition, a portion of the increase is offset by a reduction in cash flows related to our receivables sale agreement, which now includes most of the receivables of the Frozen Bakery Products segment.  During fiscal 2009, net proceeds received from the sale of beneficial interests in accounts receivable decreased by $50.0 million, compared with a $2.5 million increase a year ago.  See Note 8 under Item 1 for more information about the sale of receivables.  Remaining changes are primarily due to fluctuations in other components of working capital and differences in the timing and amounts of hedge settlements.
     As of June 30, 2009, Ralcorp had paid $59.2 million related to the acquisition of Harvest Manor Farms.  In fiscal 2009, that outflow was partially offset by $4.3 million of acquisition settlements received related to Post Foods.
     Capital expenditures for fiscal 2009 are expected to total approximately $100-$125 million (including approximately $45-$50 million of Post Foods asset decoupling and information systems expenditures) of which $74.9 million was spent during the first nine months.  As discussed below, we have adequate capacity under current financing arrangements to meet these cash needs.
     During the first nine months of fiscal 2009, $29.0 million of our Fixed Rate Senior Notes, Series B, $10.7 million of Series D, and $7.5 million of our Term Loan A-2 were repaid as scheduled.  During the twelve months ending June 30, 2010, another $29.0 million of Series B, $10.7 million of Series D, $10.0 million of our Term Loan A-2, and the $5.6 million IRB are scheduled to be repaid.  All of our notes provide that, if we elect to pay additional interest, our ratio of “Total Debt” to “Adjusted EBITDA” (each term as defined in the debt agreements) may exceed the 3.5 to 1.0 limit, but be no greater than 4.0 to 1.0, for a period not to exceed 12 consecutive months.  As of June 30, 2009, that ratio was 2.5 to 1.0, and we were also in compliance with all other debt covenants.  Our $400 million revolving credit agreement was fully available as of June 30, 2009.  We currently have no uncommitted credit arrangements.
     Between November 2005 and November 2006, we entered into three forward sale contracts relating to a maximum total of 4.95 million shares of our Vail Resorts, Inc. common stock and received a total of $140 million under the discounted advance payment feature of the contracts.  These contracts operated as a hedge of the cash flows expected from the sale of Vail shares, where the number of shares delivered to the counterparty depended upon the market price of Vail shares at the settlement dates.  In November 2008, we delivered 890,000 shares, and in June 2009, the remaining contracts were settled and we delivered 3,503,263 shares.  We also sold 90,900 on the open market during the nine months ended June 30, 2009.  Based on the number of shares owned (2,601,543) and market price of Vail stock ($26.82) at June 30, 2009, we could realize approximately $47.0 million in cash through the sale of our remaining shares, net of income taxes.
     During the first nine months of fiscal 2009 approximately 370,000 shares of Ralcorp treasury stock were issued for stock options and stock appreciation rights exercised.

OUTLOOK

     Within our Annual Report on Form 10-K for the year ended September 30, 2008, we provided a discussion of the outlook for the Company, including specific factors and trends affecting our businesses.  We believe the outlook comments contained within that document are still appropriate, except as updated by the following paragraphs.
     Since acquisition, Post Foods has operated under a transition services agreement (TSA) with Kraft Foods Inc. (the former owner) covering many key business activities.  On April 27, 2009, we transferred Post Foods to stand-alone information systems.  At this time, we also commenced Post Foods sales, logistics and purchasing functions.  As planned, we have incurred significant costs and management effort related to transitioning Post Foods off the TSA and into our own operations, including decoupling the cereal assets of Post Foods from those of other operations of Kraft and other significant integration undertakings.  While a portion of the costs associated with this effort are capitalized, the expense portion totaled $13.2 million and $28.1 million in the three and nine months ended June 30, 2009, respectively.  We expect these costs to continue for the remainder of fiscal 2009 and into fiscal 2010, albeit at reduced amounts from those incurred during the first nine months of fiscal 2009.
     A significant portion of the sales of Ralcorp Frozen Bakery Products are to restaurants and other foodservice customers.  The restaurant and foodservice channels have been negatively impacted by reduced customer visits caused by the economic recession in the United States and related high unemployment.  We expect this portion of our business to remain weak until there is sustained improvement in the overall economic outlook.
     As previously discussed, during June 2009 we settled all remaining forward sale contracts related to our investment in Vail Resorts, Inc.  Because our ownership of Vail was reduced to approximately 7%, we ceased using the equity method of accounting for this investment in June.  We do not expect to recognize any equity earnings or losses in the future.  Equity earnings in Vail (after-tax) were $9.8 million ($.17 per share) for the first nine months of fiscal 2009 and $15.1 million ($.58 per share) for the same period of the prior year.

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
     In March 2008, the FASB issued FAS 161, “Disclosures about Derivative Instruments and Hedging Activities.”  This Statement changes the disclosure requirements for derivative instruments and hedging activities to include enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  This Statement was effective for Ralcorp beginning with its financial statements for March 31, 2009.  Required disclosures are included in Note 2 under Item 1.
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
     In April 2009, the FASB issued FSP 157-4, FSP FAS 107-1 and APB 28-1, and FSP FAS 115-2 and FAS 124-2, all of which were effective for Ralcorp beginning in the third quarter of fiscal 2009.  FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides guidelines for making fair value measurements more consistent with the principles presented in FAS 157.  FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” enhances consistency in financial reporting by increasing the frequency of fair value disclosures.  FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.  The adoption of these FSPs did not have a material impact on the Company’s financial statements.
     In May 2009, the FASB issued FAS 165, “Subsequent Events.”  This Statement introduces the concept of financial statements being available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether the date represents the date the financial statements were issued or were available to be issued.  This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented.  The Company adopted this standard for the interim reporting period ending June 30, 2009.  The adoption of this statement did not have a material impact on the Company’s financial statements.
     In June 2009, the FASB issued FAS 166, “Accounting for Transfers of Financial Assets – an Amendment of FASB Statement No. 140.”  The standard eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets.  This statement will be effective for Ralcorp’s 2011 fiscal year.  The Company is currently evaluating the impact of the adoption of this statement.
     In June 2009, the FASB issued FAS 167, “Amendments to FASB Interpretation No. 44(R).”  The new standard eliminates FASB Interpretations 46(R) (“FIN46(R)”) exceptions to consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity.  FAS 167 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying FIN 46(R) provisions.  The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments.  This Statement requires additional disclosures regarding an entity’s involvement in a variable interest entity.  This Statement is effective for Ralcorp’s 2011 fiscal year.  The Company is currently evaluating the impact of the adoption of this statement.
     In June 2009, the FASB issued FAS 168, “The FASB Accounting Standards Codification (“Codification”) and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162.”  The Codification is not expected to change U.S. GAAP, but will combine all authoritative standards into a comprehensive, topically organized online database.  Following this Statement, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates to update the codification.  After the launch of the Codification on July 1, 2009, only one level of authoritative U.S. GAAP for non-governmental entities will exist, other than guidance issued by the Securities and Exchange Commission.  This statement will be effective for Ralcorp’s annual and interim reporting periods ending after September 15, 2009.  The Company does not expect the adoption of this standard to have a material impact on the Company’s financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     As of June 30, 2009, Ralcorp owned approximately 2.6 million, or approximately 7%, of Vail common shares outstanding.  Because of its reduced ownership, in June the Company ceased using the equity method of accounting for its investment in Vail.  Ralcorp now carries its investment at fair value, with adjustments recorded to shareholders’ equity through other comprehensive income.  The Company will not recognize any equity method earnings or losses on this investment in the future.
     There have been no other material changes to our critical accounting policies and estimates during the nine months ended June 30, 2009.

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
•    Fluctuations in the market price of our shares of Vail Resorts, Inc. common stock could adversely affect our reported assets and comprehensive income.
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

     The factors set forth above are illustrative, but by no means exhaustive.  All forward-looking statements should be evaluated with the understanding of their inherent uncertainty.  We do not assume any obligation to update or revise any forward-looking statements to reflect new events or circumstances.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

     Except as discussed in the following paragraphs, we believe there have been no material changes in the reported market risks faced by the Company during the nine months ended June 30, 2009.  For additional information, refer to Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2008.
     As of June 30, 2009, a hypothetical 10% adverse change in relevant market prices would have decreased the fair value of our commodity-related derivatives portfolio, which includes futures, options, and swaps, by approximately $4.6 million.  This volatility analysis ignores changes in the exposures inherent in the related hedged transactions.  Because the Company does not hold or trade derivatives for speculation or profit, all changes in derivative values are effectively offset by corresponding changes in the hedged exposures.
     As of June 30, 2009, the fair value of the Company’s fixed rate debt was approximately $1,333.8 million, based on the discounted amount of future cash flows using Ralcorp’s incremental rate of borrowing for similar debt.  A hypothetical 10% decrease in interest rates would increase the fair value of the fixed rate debt by approximately $52.8 million.
     The fair value of the interest rate swap contract was negative $1.6 million at June 30, 2009.  A hypothetical 10% decrease in expected future interest rates would reduce that fair value by less than $.1 million.
     As of June 30, 2009, we held foreign currency forward contracts with a total notional amount of $60.0 million and fair value of $2.8 million.  A hypothetical 10% increase in the expected CAD-USD exchange rates would have decreased that fair value by $5.6 million.
     As of June 30, 2009, we no longer have any liability under Vail forward sale contracts (see Note 13 to the financial statements included under Item 1).  Our investment in Vail Resorts, Inc. is now carried at fair value, which was $69.8 million as of June 30, 2009.  A hypothetical 10% decrease in the market price of Vail stock would have decreased that fair value by $7.0 million.

Item 4.	Controls and Procedures.

     The Company’s management, with the participation of the Company’s Co-Chief Executive Officers and its Controller and Chief Accounting Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2009.  Based upon that evaluation, the Co-Chief Executive Officers and the Controller and Chief Accounting Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information that is required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including its Co-Chief Executive Officers and its Controller and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.  During the period covered by this report, information system changes in connection with the Post Foods transition materially affected our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934).

PART II.  OTHER INFORMATION

There is no information required to be reported under any items except those indicated below.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
April 1 – April 30, 2009	0	0	0	See total

May 1 – May 31, 2009	0	0	0	See total

June 1 – June 30, 2009	0	0	0	See total

Total	0	0	0	517,500

•
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

Item 6.	Exhibits.

31.1	Section 302 Certification of Kevin J. Hunt dated August 6, 2009.
31.2	Section 302 Certification of David P. Skarie dated August 6, 2009.
31.3	Section 302 Certification of Thomas G. Granneman dated August 6, 2009.
32	Section 1350 Certification of Kevin J. Hunt, David P. Skarie and Thomas G. Granneman dated August 6, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RALCORP HOLDINGS, INC.

By /s/ T. G. Granneman
T. G. Granneman
Duly Authorized Signatory and
Chief Accounting Officer

August 6, 2009

Exhibit Index

Exhibit	Description
31.1	Section 302 Certification of Kevin J. Hunt dated August 6, 2009.
31.2	Section 302 Certification of David P. Skarie dated August 6, 2009.
31.3	Section 302 Certification of Thomas G. Granneman dated August, 2009.
32	Section 1350 Certification of Kevin J. Hunt, David P. Skarie and Thomas G. Granneman dated August 6, 2009.