Form 10-K
period 2009-09-30
RALCORP HOLDINGS INC /MO
filed 2009-11-30
CIK 1029506

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2009
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-12619
RALCORP HOLDINGS, INC.
(Exact name of registrant as specified in its charter)

Missouri	43-1766315
(State of incorporation)	(I.R.S. Employer Identification No.)

800 Market Street, St. Louis, Missouri	63101
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (314) 877-7000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock, $.01 par value	New York Stock Exchange, Inc.
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
☑ Yes     ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)
☐ Yes     ☐ No
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes     ☑ No
On March 31, 2009, the aggregate market value of the Common Stock held by non-affiliates of registrant was $2,959,788,316. This figure excludes the Common Stock held by registrant’s Directors and Corporate Officers, who are the only persons known to registrant who may be considered to be its “affiliates” as defined under Rule 12b-2.
Number of shares of Common Stock, $.01 par value, outstanding as of November 20, 2009: 56,706,396.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2010 Annual Meeting of Shareholders to be held on January 26, 2010 are incorporated by reference into Part III.

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS
     Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this Report. These forward-looking statements are sometimes identified by the use of terms and phrases such as “believe,” “should,” “expect,” “project,” “estimate,” “anticipate,” “intend,” “plan,” “will,” “can,” “may,” or similar expressions elsewhere in this Report. Our results of operations and financial condition may differ materially from those in the forward-looking statements. Such statements are based on management’s current views and assumptions, and involve risks and uncertainties that could affect expected results. Those risks and uncertainties include but are not limited to the following:
•	Our ability to effectively manage the growth from acquisitions or continue to make acquisitions at the rate at which we have been acquiring in the past.

•	Significant increases in the costs of certain commodities, packaging or energy used to manufacture our products.

•	Allegations that our products cause injury or illness, product recalls and product liability claims and other litigation.

•	Our ability to continue to compete in our business segments and our ability to retain our market position.

•	Our ability to maintain a meaningful price gap between our products and those of our competitors, successfully introduce new products or successfully manage costs across all parts of the Company.

•	Our ability to successfully implement business strategies to reduce costs.

•	The loss of a significant customer.

•	Our ability to service our outstanding debt or obtain additional financing.

•	Disruptions in the U.S. and global capital and credit markets.

•	Fluctuations in the Canadian Dollar exchange rate.

•	The termination or expiration of current co-manufacturing agreements.

•	Consolidations among the retail grocery and foodservice industries.

•	Change in estimates in critical accounting judgments and changes to or new laws and regulations affecting our business.

•	Labor strikes or work stoppages by our employees.

•	Impairment in the carrying value of goodwill or other intangibles.

•	Changes in weather conditions, natural disasters and other events beyond our control.
These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements included in this document. These risks and uncertainties, as well as other risks of which we are not aware or which we currently do not believe to be material, may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required by law.

PART I

ITEM 1.	BUSINESS
INTRODUCTION
     Ralcorp Holdings, Inc. is a Missouri corporation incorporated on October 23, 1996. Our principal executive offices are located at 800 Market Street, Suite 2600, St. Louis, Missouri 63101. The terms “we,” “our,” “us,” “Company,” “Ralcorp,” and “Registrant” as used herein refer to Ralcorp Holdings, Inc. and its consolidated subsidiaries.
     We are primarily engaged in manufacturing, distributing and marketing Post® branded cereals and a wide variety of store brand (private label) food products in the grocery, mass merchandise, drug and foodservice channels. Our products include: ready-to-eat and hot cereal products; nutritional and cereal bars; store brand and branded crackers and cookies; foodservice, store brand and branded frozen griddle products (pancakes, waffles, French toast and custom griddle products) and biscuits; foodservice and store brand breads, rolls and muffins; store brand wet-filled products such as salad dressings, mayonnaise, peanut butter, syrups, jams and jellies, and specialty sauces; and store brand and value branded snack nuts, snack mixes, corn-based snacks and chocolate candy. A significant portion of our products are sold to customers within the United States.
     Our strategy is to grow our businesses through increased sales of existing and new products and through the acquisition of other companies. Since 1997 we have acquired 21 companies. We typically pursue companies that manufacture predominantly store brand or value oriented food products.
     In August 2008, we acquired the Post® brand of ready-to-eat cereals (“Post Foods”) from Kraft Foods Inc. Post Foods manufactures and markets ready-to-eat cereals under several brand names, including the third highest revenue brand of ready-to-eat cereal, Honey Bunches of Oats®. We are now focused on both store brand and branded food products.
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
     You can find additional information about Ralcorp including 10-Ks, 10-Qs, 8-Ks, other securities filings (and amendments thereto), press releases and other important announcements by visiting our website at http://www.ralcorp.com or the SEC’s website at http://www.sec.gov for securities filings only, from which they can be printed free of charge as soon as reasonably practicable after their electronic filing with the SEC. The Company’s Corporate Governance Guidelines; Standards of Business Conduct for Employees, including Executive Officers; Director Code of Ethics; and the Charters of the Board’s Audit and Corporate Governance and Compensation Committees are also available on our website, from which they can be printed free of charge. All of these documents are also available to shareholders at no charge upon request sent to the Company’s Secretary (PO Box 618, St. Louis, MO 63188-0618, Telephone: 314-877-7046). The information on our website is not part of this report.
RECENT BUSINESS DEVELOPMENTS
•	On March 20, 2009, Ralcorp acquired Harvest Manor Farms, Inc., a leading manufacturer of high quality private label and Hoody’s® branded snack nuts with manufacturing facilities in El Paso, TX.

•	On August 14, 2009, Ralcorp completed its offering of $300 million aggregate principal amount of its 6.625% Senior Notes due 2039 in a private placement.

•	On November 9, 2009, Mr. Stephen Van Tassel resigned as President of Post Foods.

•	On November 10, 2009, Ralcorp’s Board of Directors authorized the repurchase of up to 7 million shares of the Company’s common stock.

OTHER INFORMATION PERTAINING TO THE BUSINESS OF THE COMPANY
Businesses
     During fiscal year 2009, our businesses were comprised of four reportable business segments: Cereals (consisting of Post Foods, Ralston Foods and Bloomfield Bakers); Frozen Bakery Products; Snacks (consisting of Bremner, Medallion and Nutcracker Brands) and Sauces & Spreads (The Carriage House Companies). Our recently acquired company, Harvest Manor Farms, is reported within the Snacks segment. Beginning in fiscal 2010, the Snacks, Sauces & Spreads businesses will be combined and reported as one segment.
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
     We develop and manufacture Post® brand ready-to-eat cereals. Post Foods is the third largest seller of ready-to-eat cereals in the United States. The Post Foods business primarily markets its cereal products under the Post brand and sells to the grocery, mass merchant, club, supercenter, foodservice channels and drugstore trade.
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
     Cereals
     The Cereals business is comprised of store brand ready-to-eat and hot cereals, and the Bloomfield Bakers products, which include nutritional and cereal bars and natural and organic specialty cookies, crackers, and cereals (collectively, “Ralston Foods”), as well as Post brand ready-to-eat cereals (Post Foods). We refer to the combination of Post Foods and Ralston Foods as our Cereals business. In total, the Post Foods and Ralston Foods businesses account for approximately 58% and 42% respectively, of our fiscal 2009 Cereals business sales. These two businesses have been aggregated into a single reportable segment because they have similar economic characteristics, products, ingredients, types of customers and distribution methods, and shared processing and distribution.
     Post Foods
     The Post Foods business is engaged in the production, marketing and sale of ready-to-eat cereals under several brand names, including the third largest brand of ready-to-eat cereal, Honey Bunches of Oats®. Other brands include Pebbles®, Post Selects®, Spoon Size® Shredded Wheat, Post® Raisin Bran, Grape-Nuts®, and Honeycomb®. Post products are manufactured in the United States and Canada in four manufacturing facilities, utilizing a variety of production processes, including shredding, extrusion, gun-puffing, batch cooking and continuous cooking.
     The Post Foods business primarily markets its cereal products under the Post brand. The Post Foods business was operated under a Transition Services Agreement with Kraft Foods Inc. until April 2009. At that time, Ralcorp took over most services previously provided under the Transition Services Agreement. U.S. sales to the grocery, mass merchant, club, supercenter, foodservice channel and drugstore trade are now managed through an internal sales staff and an independent sales agency. The business also utilizes broker distribution or similar arrangements for sales of products outside the United States. Post Foods’ U.S. products are distributed through four distribution centers. In 2009, essentially all of Post Foods net sales was in ready-to-eat cereals.
     Ralston Foods
     Store brand ready-to-eat cereals are currently produced at five manufacturing facilities and presently include 40 different cereal varieties utilizing flaking, extrusion and shredding technologies. Our Snacks business also produces some shredded wheat cereal for Ralston Foods. Store brand and branded hot cereals are produced at one facility and include old-fashioned oatmeal, quick oatmeal, regular instant oatmeal, flavored instant oatmeals, farina, instant Ralston® (a branded hot wheat cereal), and 3 Minute Brand® hot cereals. As expected, we sell far more hot cereals in cooler months. We believe we are the leading manufacturer in the U.S. of store brand ready-to-eat and hot cereals. The Bloomfield Bakers products are produced at two manufacturing facilities that also produce some ready-to-eat cereals. A majority of the Bloomfield Bakers products are produced under co-manufacturing arrangements, with a smaller portion produced under more traditional store brand arrangements. In fiscal 2009, approximately 56%, 9% and 32% of Ralston Foods’ net sales were in ready-to-eat cereals, hot cereals and the Bloomfield Bakers products, respectively. Of the Bloomfield Bakers products, approximately 64% was bars, 18% was cookies, and 18% was cereals and other items.
     We produce cereal products based on our estimates of customer orders and consequently maintain, on average, four to six weeks’ inventory of finished products. Our ready-to-eat and hot cereals are warehoused in and distributed through four independent distribution facilities and one of our cereal plants, and are shipped to customers principally via independent truck lines. As the majority of the Bloomfield Bakers products are produced under contract manufacturing arrangements, the related production schedule is based largely on near term forecasts provided by our contract partners. The Bloomfield Bakers products are then shipped via independent truck lines to specific customer distribution points. All products related to Ralston Foods are sold through internal sales staff and independent food brokers.
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
     The Frozen Bakery Products business sells products through a broker network and an internal sales staff. Products are sold to foodservice customers such as large restaurant chains and distributors of foodservice products, retail grocery chains, and mass merchandisers. We utilize the trademark Krusteaz® for frozen griddle products sold to retail grocery chains and mass merchandisers. Also, we produce in-store bakery cookies under the Lofthouse® and Parco® brands and in-store bakery bread under the Panne Provincio® brand. Sales of cookies increase significantly in anticipation of holidays.
     We sell a significant amount of products to a large international chain of restaurants. The loss of that customer would have a material adverse effect on the Frozen Bakery Products business.
     In fiscal 2009, approximately 32% of the business’s net sales was griddle products, 28% was breads, rolls and biscuits, 29% was dessert products and 11% represented frozen dough and dry mixes. Approximately 38% of its net sales was in the foodservice channel, 44% was to in-store bakeries and 18% was retail.
     Snacks
     Our Snacks business is comprised of our Cracker and Cookie business and our Snack Nuts, Candy and Chips business. These businesses have been aggregated into a single reportable segment because they are similar in the nature of the products (private label snack foods), type of customer, and methods of distribution, and because their net sales, profit contribution, and assets are each less than 10% of the corresponding combined amounts of all operating segments.
     Cracker and Cookie Business
     We believe our Cracker and Cookie business is the largest manufacturer of store brand crackers and cookies for sale in the United States. The business also produces cookies under the Rippin’ Good® brand and crackers under the Ry Krisp® and Champagne® brands. Management positions the Cracker and Cookie business as a low cost, premier quality producer of a wide variety of store brand crackers and cookies. In fiscal 2009 approximately 27% of the Snacks segment’s net sales was in crackers and approximately 20% of its net sales was in cookies.
     Our Cracker and Cookie business operates seven plants where products are largely produced to order. In the fall and winter as consumer consumption of crackers increases, we have the ability to produce to estimated volumes, thereby building product inventories ranging from four to six weeks. Store brand crackers and cookies are sold through a broker network and internal sales staff. Branded Ry Krisp crackers and branded cookies, including Rippin’ Good cookies, are sold through direct store distributor networks. Our cookies and crackers are primarily distributed through our own warehouses and delivered to customers through independent truck lines and customer supplied trucks.

     Snack Nuts, Candy and Chips Business
     Our Snack Nuts, Candy and Chips business operates two plants that produce a variety of jarred, canned and bagged snack nuts, one plant that produces chocolate candy and one plant that produces chips (corn-based snacks). The business produces store brand products as well as value branded products under the Nutcracker®, Flavor House®, Hoody’s®, Linette®, and Medallion® brands. In fiscal 2009, approximately 41% of the Snack segment’s net sales was nuts, approximately 3% was candy, and approximately 9% was chips. Our snack nut and candy products are largely produced to order and shipped directly to customers; however, we maintain warehouse space where finished snack nut products are stored during peak times of demand. Snack nuts and candy are shipped to customers through independent truck lines and customer supplied trucks. We sell those products through an internal sales staff and a broker network. Profits from the sale of snack nuts are impacted significantly by the cost of raw materials (peanuts and tree nuts). Our chocolate candy products are positioned as premium chocolate products and not as an emulation of a branded product. Consequently, our chocolate candy products are sold to customers who maintain premium store brand product lines. We also produce chocolate candy for customers who use the candy as ingredients for ice cream and other products. Our corn-based snack products are produced based on customer orders and are shipped directly to customers through independent truck lines and customer supplied trucks.
     Sauces & Spreads
     Our Sauces & Spreads business operates four plants and produces a variety of store brand shelf-stable dressings, syrups, peanut butter, jellies, salsas and sauces, and non-alcoholic drink mixes under the Major Peters’® and JERO® brands. The business’ products are largely produced to order and are shipped directly to customers using independent truck lines. However, we maintain warehouses at our plants to hold several weeks’ supply of key products. The products are sold through an internal sales staff and a broker network. In fiscal 2009, approximately 20% of the business’ net sales was preserves and jellies, 20% was peanut butter, 19% was table syrup, and 15% was spoonable or pourable salad dressings, with the remainder consisting of various salsas, sauces, other syrups, and drink mixes. Approximately 86% of its net sales was to retail customers.
     Due to the varied nature of branded counterparts and customer preferences, this business produces far more variations of each type of product compared to our other businesses. At any one time, we maintain over 5,000 active SKUs in this segment.
Ownership of Vail Resorts, Inc.
     During the past fiscal year, we held shares of Vail Resorts, Inc. (Vail) common stock. Because of our significant influence, we utilized the equity method of accounting to reflect our share of Vail’s earnings (or losses) on a non-cash basis through June 2009. From October 2005 through November 2006, we entered into a series of prepaid variable forward sale contracts relating to a total of 4.95 million shares of our Vail common stock, and we received a total of approximately $140 million. The number of shares ultimately delivered depended on the price of Vail shares at settlement. On November 21, 2008, the first tranche of the initial contract was settled and we delivered 890,000 shares, and on June 4, 2009, all remaining contracts were settled and we delivered 3,503,263 shares. We sold our remaining 2,601,543 shares on the open market during the fourth quarter of 2009. As of September 30, 2009, we no longer owned any shares of Vail common stock.
Trademarks
     We own (or use under a license) a number of trademarks that are important to our businesses, including Post®, Honey Bunches of Oats®, Pebbles®, Post Selects®, Spoon-Size®, Grape-Nuts®, Honeycomb®, Trail Mix Crunch®, Parco®, Lofthouse®, Krusteaz®, Major Peters’®, Medallion®, Ry Krisp®, Rippin’ Good®, Flavor House® and Nutcracker®.
Competition
     Our businesses face intense competition from large branded manufacturers and highly competitive store brand and foodservice manufacturers in each of their product lines. Further, in some instances, large branded companies presently manufacture, or in the past have manufactured, store brand products. Top branded ready-to-eat and hot cereal competitors include Kellogg, General Mills, Quaker Oats (owned by PepsiCo), and Malt-O-Meal. Large branded competitors of the Snacks business include Nabisco (owned by Kraft) and Keebler (owned by Kellogg), which possess large portions of the branded cracker and cookie categories. Branded competitors in the snack mix and corn-based snack categories include General Mills and Frito Lay (owned by PepsiCo). The Snacks business also faces significant competition from one significant branded snack nut producer, Planters (owned by Kraft). Top branded competitors of the Sauces & Spreads business include Kraft Foods, Bestfoods (owned by Unilever), Smucker’s and Heinz. In addition, privately owned store brand manufacturers provide significant competition in all of the Company’s segments. The Frozen Bakery Products business faces intense competition from numerous producers of griddle, bread and cookie products, including Kellogg.
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
Customers
     In fiscal 2009, Wal-Mart Stores, Inc. accounted for approximately 19% of our aggregate net sales. Each of our reporting segments sells products to Wal-Mart. No other customer accounted for 10% or more of our consolidated net sales. Additionally, we sell our products to retail chains, mass merchandisers, grocery wholesalers, warehouse club stores, drugstores, restaurant chains and foodservice distributors across the country and in Canada. We closely monitor the credit risk associated with our customers and to date have not experienced material losses.
Seasonality
     Due to our past equity interest in Vail, which typically yielded more than the entire year’s equity income during our second and third fiscal quarters, our previous net earnings were seasonal. In addition, certain aspects of our operations, especially in the Snacks segment, hot cereal portion of the Cereals segment, and in-store bakery portion of the Frozen Bakery Products segment, are somewhat seasonal, with a slightly higher percentage of sales and operating profits expected to be recorded in the first and fourth fiscal quarters. See Note 20 in Item 8 for historical quarterly data.
Employees
     As of September 30, 2009, we had approximately 9,350 employees, of whom approximately 8,625 were located in the United States and 725 were located in Canada. We have entered into numerous collective bargaining agreements that we believe contain terms that are typical for the industries in which we operate. We are not currently negotiating any collective bargaining agreements. In fiscal 2010, collective bargaining agreements at the following plants will expire: Delta, Modesto, and Chicago. As these agreements expire, we believe that the agreements can be renegotiated on terms satisfactory to the Company. We believe our relations with our employees, including union employees, are good.
Raw Materials, Freight, and Energy
     Our raw materials consist of ingredients and packaging materials. Our principal ingredients are grain and grain products, flour, corn syrup, sugar, edible oils, eggs, tomatoes and other fruits, various nuts such as peanuts and cashews, and cocoa products. Our principal packaging materials are linerboard cartons, corrugated boxes, plastic bottles, plastic containers and composite cans. We purchase raw materials from local, regional, national and international suppliers. The cost of raw materials used in our products may fluctuate widely due to weather conditions, labor disputes, government regulations, industry consolidation, economic climate, energy shortages, transportation delays, or other unforeseen circumstances. Presently, we do not believe any raw materials we use are in short supply. However, the supply of raw materials can be negatively impacted by the same factors that can impact their cost. From time to time, we will enter into supply contracts for periods up to three years to secure favorable pricing for ingredients and up to five years for packaging materials. Most of our sales are FOB destination, where we pay freight costs to deliver our products to the customer via common carriers or our own trucks. Freight costs are affected by both fuel prices and the availability of common carriers in the area. We also purchase natural gas, electricity, and steam for use in our processing facilities. Where possible and when advantageous, we enter into purchase or other hedging contracts of up to 18 months to reduce the price volatility of these items and the cost impact upon our operations. In fiscal 2009, ingredients, packaging, freight, and energy represented approximately 47%, 19%, 7%, and 3%, respectively, of our total cost of goods sold.

Governmental Regulation and Environmental Matters
     We are subject to regulation by federal, state and local governmental entities and agencies. As a producer of goods for human consumption, our operations must comply with stringent production, food safety and labeling standards. From time to time, changes in regulations can lead to costly label format modifications and product formulation changes. In the event such changes cause use of different ingredients, the cost of goods sold may increase. In many instances we may not be able to obtain increased pricing to offset the increased cost.
     Our operations, like those of similar businesses, are subject to various federal, state and local laws and regulations with respect to environmental matters, including air quality, waste water pretreatment, storm water, waste handling and disposal, and other regulations intended to protect public health and the environment. Among the environmental matters currently affecting us are the following:
•	The Environmental Protection Agency and related environmental governmental agencies have notified us that we may be liable for improper air emissions at two of our California plants and our Lancaster, OH plant. We anticipate we will be indemnified for a significant portion of any remediation and penalties by the previous owners of the California facilities. We are currently in discussions with the EPA to determine appropriate corrective actions at our Lancaster, OH facility. We believe that we have adequate reserves to cover any remaining unindemnified liability that may result from these investigations.

•	Governmental authorities have notified us that our Ogden, UT facility may have wastewater discharges beyond allowable limits. We are currently in discussions with governmental authorities to determine appropriate corrective actions. We believe that we have adequate reserves to cover the cost of any potential corrective actions and related penalties.
     In fiscal 2010, we will begin improvements for waste water and air treatments for facilities within our Frozen Bakery business where we expect to spend an estimated $1.2 million on improvements. While it is difficult to quantify with certainty the potential financial impact of actions regarding expenditures for environmental matters and future capital expenditures for environmental control equipment, in the opinion of management, based upon the information currently available, the ultimate liability arising from such environmental matters, taking into account established accruals for estimated liabilities and any indemnified costs, should not have a material effect on our consolidated results of operations, financial position, capital expenditures or other cash flows.
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
     Contract manufacturing for branded manufacturing companies tend to be inconsistent in volume. Often, initial orders can be significant and favorably impact a fiscal period (with respect to sales and profits) but later volume will level off or the branded company will ultimately produce the product internally and cease purchasing product from us. Net sales under these “co-manufacturing” agreements were approximately 2% to 4% of our annual net sales for the past three years and were approximately $85.0 million in fiscal 2009.
     With the acquisition of Bloomfield Bakers on March 16, 2007, we gained several branded customers who sell their products to various retailers but have no manufacturing operations of their own. During fiscal 2009, sales made under this type of arrangement were approximately $165.0 million, or 4%, of our total annual net sales.
EXECUTIVE OFFICERS

Kevin J. Hunt	58	Co-Chief Executive Officer and President of the Company since September 2003; Chief Executive Officer of Bremner Food Group, Inc. since 1995, Nutcracker Brands, Inc. since November 2003, Ralcorp Frozen Bakery Products, Inc. since June 2005 and The Carriage House Companies, Inc. since March 2008.

David P. Skarie	63	Co-Chief Executive Officer and President of the Company since September 2003; Chief Executive Officer of Ralston Foods since September 2003; and Chief Executive Officer of Post Foods since August 2008 and interim President of Post Foods since November 2009.

Gregory A. Billhartz	37	Corporate Vice President, General Counsel and Secretary since October 2009. Prior to joining Ralcorp, Mr. Billhartz was Assistant General Counsel and Assistant Secretary at Arch Coal, Inc.

Thomas G. Granneman	60	Corporate Vice President and Controller since January 1999.

Charles G. Huber, Jr.	45	Corporate Vice President, and President Ralcorp Frozen Bakery Products, Inc. He served as General Counsel and Secretary of the Company from October 2003 to October 2009.

Richard R. Koulouris	53	Corporate Vice President, and President, The Carriage House Companies, Inc. since December 1, 2006, Bremner Food Group, Inc. and Nutcracker Brands, Inc. since March 2008. He served as Corporate Vice President, and President of Bremner Food Group, Inc. and Nutcracker Brands, Inc. from November 2003 to November 2006.

Scott Monette	48	Corporate Vice President and Treasurer since September 2001.

Ronald D. Wilkinson	59	Corporate Vice President, and has been President Ralston Foods since March 2008. He served as President of Bremner Food Group, Inc. and Nutcracker Brands, Inc. from December 2006 to March 2008. He also served as Director of Product Supply of Ralston Foods from October 1996 to November 2006 and of The Carriage House Companies, Inc. from January 2003 to November 2006. He has held the Corporate Vice President position since October 1996.
(Ages are as of December 31, 2009.)
ITEM 1A. RISK FACTORS
     In addition to the factors discussed elsewhere in this report, the following risks and uncertainties could have a material adverse effect on our business, financial condition and results of operations. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations and financial condition.
We may not be able to effectively manage the growth from acquisitions or continue to make acquisitions at the rate at which we have been acquiring in the past.
     We have experienced significant growth in sales and operating profits through the acquisition of other companies. However, acquisition opportunities may not always present themselves. In such cases, our sales and operating profit may not continue to grow from period to period at the same rate as it has in the past.
     The success of our acquisitions will depend on many factors, such as our ability to identify potential acquisition candidates, negotiate satisfactory purchase terms, obtain loans at satisfactory rates to fund acquisitions and successfully integrate and manage the growth from acquisitions. Integrating the operations, financial reporting, disparate technologies and personnel of newly acquired companies involve risks. We cannot guarantee that we will be successful or cost-effective in integrating any new businesses into our existing businesses. In fact, the process of integrating newly acquired businesses may cause interruption or slow down the operations of our existing businesses. As a result, we may not be able to realize expected synergies or other anticipated benefits of acquisitions.

Commodity price volatility and higher energy costs could negatively impact profits.
     The primary commodities used by our businesses include sugar, oats, wheat, soybean oil, corn sweeteners, peanuts, almonds and other tree nuts, glass containers, caps and plastic packaging. In addition, many of our manufacturing operations use large quantities of natural gas and electricity. We may experience shortages in commodity items as a result of commodity market fluctuations, availability, increased demand, weather conditions, and natural disasters as well as other factors outside of our control. Higher prices for natural gas, electricity and fuel may increase our production and delivery costs. Changes in the prices charged for our products may lag behind changes in our energy and commodities costs. Accordingly, competitive pressures may limit our ability to maintain existing margins and have a material adverse effect on our operating profits.
     We generally use commodity futures and options to reduce the price volatility associated with anticipated commodity purchases. Additionally, we have a hedging program for heating oil relating to diesel fuel prices, natural gas, and corrugated paper products. The extent of our hedges at any given time depends upon our assessment of the markets for these commodities, including our assumptions for future prices. For example, if we believe that market prices for the commodities we use are unusually high, we may choose to hedge less, or possibly not hedge any, of our future requirements. If we fail to hedge and prices subsequently increase, or if we institute a hedge and prices subsequently decrease, our costs may be greater than anticipated or greater than our competitors’ costs and our financial results could be adversely affected.
Product liability or recalls could result in significant and unexpected costs.
     We may need to recall some or all of our products or the products we co-manufacture for third parties if they become adulterated, mislabeled or misbranded. This could result in destruction of product inventory, negative publicity, temporary plant closings, and substantial costs of compliance or remediation. Should consumption of any product cause injury, we may be liable for monetary damages as a result of a judgment against us. Any of these events, including a significant product liability judgment against us could result in a loss of confidence in our food products. This could have an adverse affect on our financial condition, results of operations or cash flows.
The Company competes in mature categories with strong competition.
     We compete in mature segments with competitors that have a large percentage of segment sales. Our private label and branded products both face strong competition from branded competitors for shelf space and sales. Competitive pressures could cause us to lose market share, which may require us to lower prices, increase marketing expenditures or increase the use of discounting or promotional programs, each of which would adversely affect our margins and could result in a decrease in our operating results and profitability.
     Some of our competitors have substantial financial, marketing and other resources, and competition with them in our various markets and product lines could cause us to reduce prices, increase marketing, or lose category share, any of which would have a material adverse effect on our business and financial results. This high level of competition by branded competitors could result in a decrease in our sales volumes. In addition, increased trade spending or advertising or reduced prices on our competitors’ cereal products may require us to do the same for our cereal products which could impact our margins and volumes on our branded cereal products. If we did not do the same, our revenues and market share could be adversely affected.
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
     At the retail level, private label products sell at a discount to those of branded competitors. If branded competitors continue to reduce the price of their products, the price of branded products offered to consumers may approximate or be lower than the prices of our private label products. Further, promotional activities by branded competitors such as temporary price rollbacks, buy-one-get-one-free offerings and coupons have the effect of price decreases. Price decreases taken by competitors could result in a decline in our sales volumes.

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
Loss of a significant customer may adversely affect our results of operations.
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
     As of September 30, 2009, we had long-term debt (including current maturities) of approximately $1,657.0 million. The agreements under which we have issued indebtedness do not prevent us from incurring additional unsecured indebtedness in the future but our ability to comply with the financial covenants and restrictions may be affected by events beyond our control, including prevailing economic, financial and industry conditions. Our level of indebtedness may limit our:
•	ability to obtain additional financing for working capital, capital expenditures, to fund growth or general corporate purposes, particularly if the ratings assigned to our debt securities by rating organizations were revised downward; and

•	flexibility to adjust to changing business and market conditions and may make us more vulnerable to a downward turn in general economic conditions.

     Our ability to meet expenses and debt service obligations will depend on the factors described above, as well as our future performance, which will be affected by financial, business, economic and other factors, including potential changes in consumer preferences, the success of product and marketing innovation and pressure from competitors. If we do not generate enough cash to pay our debt service obligations, we may be required to refinance all or part of our existing debt, sell our assets, borrow more money or raise equity. An event of default under our debt agreements would permit some of our lenders to declare all amounts borrowed from them to be due and payable, together with accrued and unpaid interest and may also impair our ability to obtain additional or alternative financing. There is no assurance that we will be able to, at any given time, refinance our debt, sell our assets, borrow more money or raise equity on terms acceptable to us or at all.
Global capital and credit market issues could negatively affect our liquidity, increase our costs of borrowing, and disrupt the operations of our suppliers and customers.
     U.S. and global credit markets have recently experienced significant dislocations and liquidity disruptions which have caused the spreads on prospective debt financings to widen considerably. These circumstances materially impacted liquidity in the debt markets, making financing terms for borrowers less attractive, and in certain cases have resulted in the unavailability of certain types of debt financing. Events affecting the credit markets have also had an adverse effect on other financial markets in the U.S., which may make it more difficult or costly for us to raise capital through the issuance of common stock or other equity securities or refinance our existing debt, sell our assets or borrow more money if necessary. Our business could also be negatively impacted if our suppliers or customers experience disruptions resulting from tighter capital and credit markets or a slowdown in the general economy. Any of these risks could impair our ability to fund our operations or limit our ability to expand our business or increase our interest expense, which could have a material adverse effect on our financial results.
Changing currency exchange rates may adversely affect earnings and financial position.
     We have operations and assets in Canada. Our consolidated financial statements are presented in U.S. dollars; therefore, we must translate our Canadian assets, liabilities, revenue and expenses into U.S. dollars at applicable exchange rates. Consequently, fluctuations in the value of the Canadian dollar may negatively affect the value of these items in our consolidated financial statements. To the extent we fail to manage our foreign currency exposure adequately, we may suffer losses in value of our net foreign currency investment and our consolidated results of operations and financial position may be negatively affected.
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
New laws or regulations or changes in existing laws or regulations could adversely affect our business.
     The food industry is subject to a variety of federal, state, local and foreign laws and regulations, including those related to food safety, food labeling and environmental matters. Governmental regulations also affect taxes and levies, healthcare costs, energy usage, international trade, immigration and other labor issues, all of which may have a direct or indirect effect on our business or those of our customers or suppliers. Changes in these laws or regulations or the introduction of new laws or regulations could increase the costs of doing business for us or our customers or suppliers or restrict our actions, causing our results of operations to be adversely affected.

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
     Over the past few years we have seen an increasing number of customers file bankruptcy. As a result, the accounts receivable related to sales to these customers were not recovered. If our bad debt reserve is inadequate to cover the amounts owed by bankrupt customers, we may have to write off the amount of the receivable to the extent the receivable is greater than our bad debt reserve. In the event a bankrupt customer is not able to emerge from bankruptcy or we are not able to replace sales lost from such customer, our profits could be negatively impacted.
We may experience losses or be subject to increased funding and expenses to our qualified pension plan, which could negatively impact profits.
     We maintain a qualified defined benefit plan. Although we have frozen benefits under the plan for all administrative employees and many production employees, we remain obligated to ensure that the plan is funded in accordance with applicable regulations. The fair value of pension plan assets (determined pursuant to ASC Topic 715 guidelines) was approximately $50 million below the total benefit obligation of the plan as of September 30, 2009. In the event the stock market deteriorates, the funds in which we have invested do not perform according to expectations, or the valuation of the projected benefit obligation increases due to changes in interest rates or other factors, we may be required to make significant cash contributions to the pension plan and recognize increased expense within our financial statements.
Impairment in the carrying value of goodwill or other intangibles could negatively impact our net worth.
     The carrying value of goodwill represents the fair value of acquired businesses in excess of identifiable assets and liabilities as of the acquisition date. The carrying value of other intangibles represents the fair value of trademarks, trade names, and other acquired intangibles. Goodwill and other acquired intangibles expected to contribute indefinitely to our cash flows are not amortized, but must be evaluated by management at least annually for impairment. Impairments to goodwill may be caused by factors outside our control, such as the inability to quickly replace lost co-manufacturing business, increasing competitive pricing pressures, or the bankruptcy of a significant customer and could negatively impact our net worth.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
     Not applicable.

ITEM 2. PROPERTIES
     Our principal properties are our manufacturing locations. Shown below are our principal owned and leased properties. Some properties include on-site warehouse space. We also lease our principal executive offices in St. Louis, MO, and research and development facilities in Sauget, IL. Management believes its facilities are suitable and adequate for the purposes for which they are used and are adequately maintained. We believe each segment’s combination of facilities provides adequate capacity for current and anticipated future customer demand.

			Production
	Size	Owned/	(Processing)
Plant Locations	(Sq. Ft.)	Leased	Lines	Products
Cereals
Azusa, CA	211,000	Leased	13	Cereal bars, cookies and cereals
Battle Creek, MI (Ralston Foods)	477,000	Owned	3	Ready-to-eat cereal
Battle Creek, MI (Post Foods)	1,920,000	Owned	7	Ready-to-eat cereal
Cedar Rapids, IA	175,000	Owned	5	Hot cereal
Lancaster, OH	479,000	Owned	7	Ready-to-eat cereal
Los Alamitos, CA	96,000	Leased	5	Cereal bars
Sparks, NV	243,000	Owned	3	Ready-to-eat cereal
Modesto, CA	282,000	Owned	3	Ready-to-eat cereal
Niagra Falls, ON, Canada	250,000	Owned	3	Ready-to-eat cereal
Jonesboro, AR	320,000	Owned	2	Ready-to-eat cereal

Frozen Bakery Products
Chicago, IL	72,000	Owned	1	Muffins, pound cakes and petit fours
Fridley, MN	147,000	Owned	5	Bread, rolls and frozen cookie dough
Grand Rapids, MI	75,000	Leased	4	Breads and rolls
Kent, WA	82,000	Owned	8	Pancakes, waffles, French toast and custom griddle items
Lodi, CA	345,000	Owned	13	Breads, frozen dough, cakes and cookies
Louisville, KY	205,000	Owned	5	Biscuits, pancakes and custom sweet good items
Louisville, KY	130,000	Leased	3	Dry mixes and pancakes
Ogden, UT	325,000	Leased	9	Cookies
Brantford, ON, Canada	140,000	Owned	4	Pancakes, waffles and French toast
Delta, BC, Canada	65,000	Leased	4	Pancakes and waffles

Snacks
Newport, AR	252,000	Owned	9	Corn-based snacks
Princeton, KY	700,000	Owned	6	Crackers, cookies and ready-to-eat cereal
Dothan, AL	135,000	Leased	8	Snack nuts
Womelsdorf, PA	100,000	Owned	5	Chocolate candy
Poteau, OK	250,000	Owned	5	Crackers and cookies
Minneapolis, MN	40,000	Owned	3*	Crackers
Tonawanda, NY	95,000	Owned	3*	Cookies
Ripon, WI (two plants)	350,000	Owned	11	Cookies
South Beloit, IL	83,500	Owned	3	Cookies
El Paso, TX	65,000	Owned	6	Snack nuts
El Paso, TX	105,000	Leased	2	In-shell peanuts

Sauces & Spreads
Buckner, KY	269,250	Owned	6	Syrups, jellies, salsas and sauces
Dunkirk, NY	306,000	Owned	7	Dressings, syrups, sauces and drink mixes
Fredonia, NY	367,000	Owned	9	Dressings, syrups, jellies, sauces, salsas, peanut butter and drink mixes
Streator, IL	165,000	Owned	1	Peanut butter

* One line at both Minneapolis and Tonawanda is idle.

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
     In May 2009, a customer notified the Company that it was seeking to recover out-of-pocket costs and damages associated with the customer’s recall of certain peanut butter-based products. The customer recalled those products in January 2009 because they allegedly included ingredients that had the potential to be contaminated with salmonella. The customer’s recall stemmed from the U.S. Food and Drug Administration and other authorities’ investigation of Peanut Corporation of America, which supplied the Company with peanut paste and other ingredients. In accordance with the Company’s contractual arrangements with the customer, the parties have submitted these claims to mediation, which remains ongoing. At the present time, the amount of liability, if any, associated with this issue cannot be determined with any certainty. However, based upon present information, the Company does not believe that its ultimate liability, if any, arising from this claim will be material to the Company’s earnings, financial position or cash flows.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     There were no matters submitted to the security holders during the fourth quarter of fiscal year 2009.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock Market Prices and Dividends
     The Company’s common stock is traded on the New York Stock Exchange under the symbol “RAH”. There were 9,205 shareholders of record on November 20, 2009. The Company has no plans to pay cash dividends in the foreseeable future. The range of high and low sale prices of Ralcorp common stock as reported by the NYSE is set forth in the table below.

	Year Ended September 30,
	2009		2008
	High	Low	High	Low
First Quarter	$71.45	$50.81	$64.80	$53.13
Second Quarter	64.90	52.25	61.72	51.26
Third Quarter	63.50	52.01	63.15	48.91
Fourth Quarter	64.87	57.54	74.07	48.08

Issuer Purchases of Equity Securities

			(c)	(d)
	(a)	(b)	Total Number of Shares	Maximum Number
	Total Number	Average	Purchased as Part of	of Shares that May Yet
	of Shares	Price Paid	Publicly Announced	Be Purchased Under
Period	Purchased	per Share	Plans or Programs	the Plans or Programs*
July 1 - July 31, 2009	0	$0	0	See total
August 1 - August 31, 2009	0	0	0	See total
September 1 - September 30, 2009	0	0	0	See total

Total	0	$0	0	517,500

*	On November 10, 2009, the Board of Directors terminated the Company’s existing share repurchase authorization and approved a new authorization to repurchase up to 7,000,000 shares of common stock at prevailing market prices. The new authorization has no expiration date. From time to time, the Company may repurchase its common stock through plans established under Rule 10b5-1. Typically, these plans direct a broker to purchase a variable amount of shares each day (usually between 0 and 50,000) depending on the previous day’s closing share price.
Performance Graph
     The following performance graph compares the changes, for the period indicated, in the cumulative total value of $100 hypothetically invested in each of (a) Ralcorp common stock, (b) the Russell 2000 Index, and (c) the Russell 2000 Consumer Staples Index.
Performance Graph Data

	Ralcorp	Russell 2000	Russell 2000 Consumer
	($)	Index ($)	Staples Index ($)
9/30/2004	100.00	100.00	100.00
9/30/2005	118.89	118.07	122.34
9/30/2006	136.79	129.86	136.62
9/30/2007	158.31	145.91	172.81
9/30/2008	191.19	124.78	161.28
9/30/2009	165.83	112.83	157.93

ITEM 6. SELECTED FINANCIAL DATA
FIVE YEAR FINANCIAL SUMMARY
(In millions except per share data)

	Year Ended September 30,
	2009	2008	2007	2006	2005
Statement of Earnings Data
Net sales (a)	$3,891.9	$2,824.4	$2,233.4	$1,850.2	$1,675.1
Cost of products sold	(2,834.1)	(2,318.1)	(1,819.2)	(1,497.2)	(1,339.1)

Gross profit	1,057.8	506.3	414.2	353.0	336.0
Selling, general and administrative expenses	(609.0)	(328.4)	(252.8)	(226.4)	(215.1)
Interest expense, net	(99.0)	(54.6)	(42.3)	(28.1)	(16.5)
Gain (loss) on forward sale contracts (b)	17.6	111.8	(87.7)	(9.8)	—
Gain on sale of securities (c)	70.6	7.1	—	2.6	—
Restructuring charges (d)	(.5)	(1.7)	(.9)	(.1)	(2.7)
Litigation settlement income (e)	—	—	—	—	1.8

Earnings before income taxes and equity earnings	437.5	240.5	30.5	91.2	103.5
Income taxes	(156.9)	(86.7)	(7.5)	(29.9)	(36.6)
Equity in earnings of Vail Resorts, Inc., net of related deferred income taxes	9.8	14.0	8.9	7.0	4.5

Net earnings	$290.4	$167.8	$31.9	$68.3	$71.4

Earnings per share:
Basic	$5.16	$5.51	$1.20	$2.46	$2.41
Diluted	$5.09	$5.38	$1.17	$2.41	$2.34
Weighted average shares outstanding:
Basic	56.2	30.3	26.4	27.7	29.6
Diluted	57.0	31.1	27.1	28.2	30.4

Balance Sheet Data
Cash and cash equivalents	$282.8	$14.1	$9.9	$19.1	$6.2
Working capital (excl. cash and cash equivalents)	192.4	241.8	165.3	170.3	92.4
Total assets	5,452.2	5,343.9	1,853.1	1,507.5	1,269.5
Long-term debt	1,611.4	1,668.8	763.6	552.6	422.0
Other long-term liabilities	656.2	871.7	382.6	281.5	157.8
Shareholders’ equity	2,705.6	2,411.5	483.4	476.4	518.3

Other Data
Cash provided (used) by:
Operating activities	$326.7	$132.8	$217.6	$55.2	$161.0
Investing activities	(90.2)	(71.0)	(387.5)	(164.6)	(156.3)
Financing activities	29.9	(56.8)	160.0	122.3	(22.2)
Depreciation and amortization	144.7	99.5	82.4	66.8	55.8

(a)	In 2009, Ralcorp acquired Harvest Manor Farms, Inc. In 2008, Ralcorp acquired Post Foods. In 2007, Ralcorp acquired Cottage Bakery Inc., Bloomfield Bakers, and Pastries Plus of Utah, Inc. In 2006, Ralcorp acquired Western Waffles Ltd. and Parco Foods L.L.C. In 2005, Ralcorp acquired Medallion Foods, Inc. For more information about the 2009, 2008, and 2007 acquisitions, see Note 2 to the financial statements in Item 8.

(b)	For information about the gain/loss on forward sale contracts, see Note 6 to the financial statements in Item 8.

(c)	During fiscal 2009, Ralcorp sold 7,085,706 of its shares of Vail Resorts for a total of $211.9. The shares had a carrying value of $141.3, resulting in a $70.6 gain. During August and September 2008, Ralcorp sold 368,700 of Vail shares for a total of $13.7. The shares had a carrying value of $6.6, resulting in a $7.1 gain. In March 2006, Ralcorp sold 100,000 of its Vail shares for a total of $3.8. The shares had a carrying value of $1.2, resulting in a $2.6 gain.

(d)	For information about the 2009, 2008, and 2007 restructuring charges, see Note 3 to the financial statements in Item 8. In 2005, charges were due to the closing of the City of Industry and Kansas City, KS plants, and the relocation of in-store bakery products.

(e)	Ralcorp received payments in settlement of legal claims, primarily related to antitrust litigation, which are shown net of related expenses.

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
RECENTLY ISSUED ACCOUNTING STANDARDS
     See Note 1 for a discussion regarding recently issued accounting standards, including standards formerly referred to as Statement of Financial Accounting Standards (FAS) 157, FAS 159, FAS 141(R), FAS 161, FAS 165, FAS 166, FAS 167, FAS 168, and FASB Staff Position (FSP) FAS 142-3, FSP FAS 157-4, FSP FAS 107-1 and APB 28-1, and FSP FAS 115-2 and FAS 124-2.
RESULTS OF OPERATIONS
Consolidated
     As discussed in more detail below, our results for the past three years were significantly affected by the acquisition of Post Foods and other businesses, as well as items related to our investment in Vail Resorts, Inc. The following table summarizes key data (in millions of dollars, except for percentage data as indicated) that we believe are important for you to consider as you read the consolidated results analysis discussions below. In addition, please refer to Note 19 for data regarding net sales and profit contribution by segment.

	2009	2008	2007
Net earnings	290.4	167.8	31.9
Net sales	3,891.9	2,824.4	2,233.4
Cost of products sold as a percentage of net sales	72.8%	82.1%	81.5%
SG&A as a percentage of net sales	15.6%	11.6%	11.3%
Interest expense	99.0	54.6	42.3
Gain (loss) on forward sale contracts	17.6	111.8	(87.7)
Gain on sale of securities	70.6	7.1	—
Post Foods transition and integration costs	31.6	7.9	—
Post Foods inventory valuation adjustment	—	23.4	—
Restructuring charges	.5	1.7	.9
Effective income tax rate	35.9%	36.0%	24.6%
Equity in earnings of Vail Resorts, Inc.	15.4	21.7	13.6
     Net Earnings Earnings have been positively impacted by business acquisitions, organic growth, and gains on the sale of our Vail shares, but negatively impacted by higher raw material costs, merger transition costs, and interest expense. In addition, non-cash gains and losses due to changes in the fair value of our Vail forward sale contracts caused large swings in net earnings in 2007 and 2008. More detailed discussion and analysis of these and other factors follows.

     Net Sales Net sales grew $591.0 million (26%) from 2007 to 2008 and $1,067.5 million (38%) from 2008 to 2009. Most of the increases in net sales is attributable to the timing of business acquisitions. The following table shows the approximate amount of sales derived from recent acquisitions (in millions of dollars).

Business Acquired	Reporting Segment	Acquisition Date	2009	2008	2007
Harvest Manor	Snacks	March 20, 2009	$91	$—	$—
Post Foods	Cereals	August 4, 2008	1,071	181	—
Bloomfield Bakers	Cereals	March 17, 2007	259	270	130
Cottage Bakery	Frozen Bakery Products	November 10, 2006	130	133	108
Excluding sales from the fiscal 2007 and 2008 acquisitions, our net sales grew by 12% from 2007 to 2008, and excluding sales from the fiscal 2008 and 2009 acquisitions, our net sales grew by 3% from 2008 to 2009. This base business growth is attributable to improved selling prices for both comparisons, as well as overall volume gains from 2007 to 2008. We further describe these and other factors affecting net sales in the segment discussions below.
     Operating Expenses Cost of products sold as a percentage of net sales had been increasing as input costs rapidly increased, and were partially offset by the effects of related (but delayed) selling price increases. In 2009 however, the effects of selling price increases caught up and exceeded the effect of rising input costs. Input costs also began to level off in 2009 and overall raw materials variances were favorable in the second half of the year. Key input costs include raw materials (ingredients and packaging) and freight (outbound rates and fuel surcharges). The following table shows the estimated year-over-year gross impacts (in millions) of per unit costs (or rates) of these cost components by reportable segment.

	Unfavorable/(Favorable)
	2009 vs 2008		2008 vs 2007
	Raw	Outbound	Raw	Outbound
	Materials	Freight	Materials	Freight
Cereals	$20.2	$(0.4)	$21.9	$1.8
Frozen Bakery Products	9.1	(3.3)	40.0	4.7
Snacks	15.9	(2.1)	48.9	1.7
Sauces & Spreads	24.2	(3.5)	43.1	1.7

	$69.4	$(9.3)	$153.9	$9.9

     Fiscal 2008 cost of products sold was also affected by an inventory adjustment related to the acquisition of Post Foods. Finished goods inventory acquired in the acquisition was valued essentially as if Ralcorp were a distributor purchasing the inventory. This resulted in a one-time allocation of purchase price to acquired inventory which was $23.4 million higher than the historical manufacturing cost of the inventory. Post Foods’ inventory value and cost of products sold were based on post-acquisition production costs for all product manufactured after the acquisition date. In 2008, all of the $23.4 million (non-cash) inventory valuation adjustment was recognized in cost of products sold, reducing net earnings by approximately $15.0 million after the related tax effect.
     Selling, general, and administrative (SG&A) increased as a percentage of net sales primarily related to the acquisition of Post Foods. Due to the nature of Post Foods’ branded business, higher advertising and promotion costs were incurred. Excluding Post Foods, SG&A as a percentage of net sales was 9.0% and 11.0% in 2009 and 2008, respectively. This base business decrease was primarily the result of selling price increases and gains from mark-to-market adjustments on deferred compensation liabilities in 2009 and sales volume growth in 2008, partially offset by sales volume declines in 2009, higher amortization of intangibles, and increased expense from mark-to-market adjustments on deferred compensation liabilities from 2007 to 2008.
     Again, refer to the segment discussions below for other factors affecting cost of products sold and SG&A expenses. In addition, refer to our policy regarding cost of products sold in Note 1 because our gross profit percentages may not be comparable to those of other companies who report cost of products sold on a different basis.

     Interest Expense, Net Net interest expense has increased primarily as a result of rising debt levels and interest rates. Long-term debt rose from $552.6 million at the beginning of fiscal 2007 to $1,657.0 million at the end of fiscal 2009 due to borrowings used to fund the Cottage Bakery and Bloomfield Bakers acquisitions in 2007 and debt assumed in the Post Foods acquisition in 2008. The weighted average interest rate on all of the Company’s outstanding debt rose from 5.1% in 2007 to 5.3% in 2008 and 5.8% in 2009. For more information about our long-term debt, see Note 14. Refer to Note 10 for information about our agreement to sell our trade accounts receivable on an ongoing basis, including amounts of related discounts reported in SG&A.
     Gain/Loss on Forward Sale Contracts Net earnings were affected by non-cash gains and losses on forward sale contracts related to some of our shares of Vail Resorts, Inc. All contracts were settled during fiscal 2009. The contracts included a collar on the Vail stock price and the prepayment of proceeds at a discount (whereby Ralcorp received a total of $140.0 million). Because Ralcorp accounted for its investment in Vail Resorts using the equity method, these contracts, which were intended to hedge the future sale of those shares, were not eligible for hedge accounting. Therefore, gains or losses on the contracts were immediately recognized in earnings. For more information on these contracts, see “LIQUIDITY AND CAPITAL RESOURCES” below, as well as Note 6.
     Gain on Sale of Securities In August and September 2008, we sold 368,700 of our shares of Vail Resorts, Inc. common stock for a total of $13.7 million. The shares had a carrying value of $6.6 million, so the transaction resulted in a $7.1 million pre-tax gain. During fiscal 2009, we sold our remaining 7,085,706 shares for a total of $211.9 million. The shares had a carrying value of $141.3 million, resulting in a $70.6 million gain.
     Post Foods Transition and Integration Costs As planned, Ralcorp is incurring significant costs related to transitioning Post Foods into Ralcorp operations, including decoupling the cereal assets of Post Foods from those of other operations of Kraft Foods Inc. (the former owner), developing stand-alone Post Foods information systems, developing independent sales, logistics and purchasing functions for Post Foods, and other significant integration undertakings. While a portion of those costs are capitalized, the expense portion totaled $31.6 million and $7.9 million in 2009 and 2008, respectively. The Company expects these transition and integration costs to continue into fiscal 2010, albeit at significantly reduced amounts from those incurred during fiscal 2009.
     Restructuring Charges In fiscal 2008, we closed our plant in Billerica, MA, and transferred the production to other facilities within the Snacks segment. In addition to employee termination benefits for approximately 90 employees, charges for this project included a write-off of abandoned property. Estimated annual cost savings from this project (net of certain increased costs and lost sales) were approximately $4 million beginning in the fourth quarter of fiscal 2008.
     In fiscal 2007, we closed our plant in Blue Island, IL, terminating 86 employees, and moved production to other facilities within the Frozen Bakery Products segment. In addition to employee termination benefits, charges for this project included costs to clean up the facility and a charge to write-off remaining inventories. Estimated annual cost savings from this project (net of certain increased costs and lost sales) were approximately $1 million.
     For more information regarding these restructuring charges, see Note 3.
     Income Taxes Our effective tax rate returned to a normal level in fiscal 2008 and 2009. The effect of increases in our blended state tax rates was offset by the effect of the increase in the “Domestic Production Activities Deduction”, a federal deduction of 6% (3% in 2007) of the taxable income from our production activities in the U.S. (i.e., excluding equity method earnings and other gains or losses related to our investment in Vail Resorts, Inc., and excluding our Canadian operations). The 2007 effective tax rate was reduced by the effect of approximately $1.9 million related to favorable resolutions of uncertain tax positions and adjustments to the related reserve. The rate in each of the past three years was also reduced by certain Canadian tax benefits. Note that all the tax adjustments discussed above had a greater effect on the rate in 2007 because pre-tax income was significantly reduced by the loss on forward sale contracts. See Note 4 for more information about income taxes.
     Equity in Earnings of Vail Resorts, Inc. Earnings from our investment in Vail Resorts (NYSE ticker: MTN) improved from 2007 to 2008 but declined from 2008 to 2009. See Note 5 for more information about this investment, which was completely liquidated in September 2009.

Cereals
     Net sales in the Cereals segment grew $937.4 million (100%) for fiscal 2009 and $381.6 million (69%) for fiscal 2008, primarily due to acquisitions. Excluding the incremental sales from the Post Foods acquisition and Bloomfield Bakers in the 2008 to 2007 comparison (as shown under Consolidated — Net Sales above), net sales in the segment grew 6% in 2009 and 14% in 2008. The base business continued to increase distribution with most of its largest retail cereal customers and also benefited from a favorable sales mix in 2009, excluding the effects of declines in co-manufacturing sales. Volume changes, excluding sales of Post Foods (and excluding Bloomfield Bakers in the 2008 to 2007 comparison), are summarized in the following table (note that co-manufacturing was approximately 4% and 9% of the segment’s total 2009 and 2008 base business sales volume, respectively):

	Sales Volume Change
	from Prior Year
	2009	2008
Ready-to-eat (RTE) cereal	12%	9%
Hot cereal	-1%	3%
Nutritional bars	-3%	n/a
Co-manufacturing	-14%	67%
Other minor categories	-2%	-4%
Total	4%	11%
     For fiscal 2009 compared to 2008, the segment’s profit contribution increased significantly as a result of acquisitions. Results from Post Foods added about $250.6 million (net of $12.6 million of amortization related to certain brands and customer relationships and $38.0 million of depreciation). Excluding this acquisition timing impact, base business profit contribution was improved by higher pricing and overall volume growth, largely offset by the impact of increased costs. Refer to the raw material and freight summary under Consolidated — Operating Expenses above. The most notable raw material cost increases were in rice, oats, corn, sugar and fruits.
     For fiscal 2008 compared to 2007, the segment’s profit contribution increased significantly as a result of acquisitions. Results from Post Foods added about $43.3 million (net of $2.2 million of amortization related to certain brands and customer relationships and $7.6 million of depreciation). In addition, the extra 24 weeks of results from Bloomfield Bakers added an estimated $9.2 million of profit. Excluding those acquisition timing impacts, profit contribution improved as the effects of selling price adjustments and volume growth slightly exceeded the negative effects of higher raw material, production, and freight costs, and promotional expenses. Refer to the raw material and freight summary under Consolidated — Operating Expenses above. The most notable raw material cost increases were in wheat and corn products, oats, rice, and soybean oil.
Frozen Bakery Products
     Net sales of the Frozen Bakery Products segment decreased from $711.8 million in 2008 to $694.8 million in 2009 (a 2% decrease) as a result of volume declines partially offset by selling price improvements. The segment’s net sales are being impacted by general economic and competitive conditions. Sales volumes in the foodservice channel, particularly in the higher margin bread category, has been negatively impacted by the loss of a major customer due to pricing actions and lower restaurant traffic at our casual-themed national customers. In the in-store bakery channel, volume losses were primarily attributable to lower sales of breads (particularly higher priced organic breads) and cookies, partially offset by an increase in frozen dough sales volumes. The retail channel volume decrease was driven by aggressive pricing and promotion by a branded competitor and overall category softness, as well as reduced co-manufacturing business. For fiscal 2008 compared to 2007, base business net sales (i.e., excluding Cottage Bakery) grew about 12% due to the effects of price increases and higher volumes. By sales channel, that net sales growth came from a 14% increase in foodservice, a 9% increase in in-store bakery (ISB), and a 17% increase in retail. Excluding sales of Cottage Bakery in the 2008 to 2007 comparison, sales volumes by channel changed as follows:

	Sales Volume Change
	from Prior Year
	2009	2008
Foodservice	-16%	2%
In-store bakery (ISB)	-8%	2%
Retail	-5%	10%
Total	-11%	3%

     The segment’s profit contribution was $70.4 million, $63.7 million, and $69.1 million in fiscal 2007, 2008, and 2009, respectively. Fiscal 2009 profit contribution rose as a result of significant pricing improvements, favorable raw material costs in the second half of the year (unfavorable overall, as shown under Consolidated — Operating Expenses above) and favorable exchange rates, partially offset by the volume declines and an unfavorable product mix. Fiscal 2008 profit contribution was reduced by higher costs of raw materials and freight, an unfavorable change in product mix, and slightly higher warehousing costs, but improved pricing and the incremental Cottage Bakery profit due to acquisition timing offset most of those negative effects. The raw materials cost impact primarily related to wheat flour, fats and oils. Currency exchange rate changes, net of the effects of foreign currency hedging activities, had a $3.7 million favorable impact for 2009 versus 2008 and a $5.6 million unfavorable impact for 2008 versus 2007. The extra six weeks of results from Cottage Bakery added an estimated $2.5 million of profit for 2008 compared to 2007.
Snacks
     Net sales for the Snacks segment increased 16% in fiscal 2009 and 8% in fiscal 2008. For 2009, the growth was primarily due to the acquisition of Harvest Manor (as shown under Consolidated — Net Sales above). Base business net sales increased 2% as a result of price improvements offset by volume declines. Base business volume declines are primarily attributable to segment management’s decision to exit lower margin business in response to the rapid raw material cost escalation over the last eighteen months. For 2008, the growth was primarily the result of improved pricing and a product mix shift to higher-priced items. Overall volumes were down slightly as the effects of reduced purchases by some customers as a result of the increased prices were partially offset by increased distribution with certain existing customers and increased product promotions by some others. Volume changes (excluding Harvest Manor) were as follows (note that co-manufacturing was approximately 3% of the segment’s total sales volume in both 2008 and 2009):

	Sales Volume Change
	from Prior Year
	2009	2008
Crackers	-4%	-5%
Cookies	-6%	1%
Nuts	-10%	1%
Chips	-4%	5%
Co-manufacturing	-28%	-34%
Candy and other minor categories	-13%	-1%
Total	-7%	-2%
     For fiscal 2009, the segment’s profit contribution was higher by $32.4 million as a result of higher pricing driven by higher input costs (shown under Consolidated — Operating Expenses above), improved mix, and incremental profit from Harvest Manor. Results from Harvest Manor added about $5.6 million. For fiscal 2008, the segment’s profit contribution was lower by $3.8 million because of the effects of higher raw material costs and freight rates, nearly offset by the net effects of selling price changes.
Sauces & Spreads
     Our Sauces & Spreads segment’s net sales rose 8% in 2009 and 15% in 2008. The segment realized improved pricing in both 2008 and 2009, and sales volumes changed as follows:

	Sales Volume Change
	from Prior Year
	2009	2008
Peanut butter	-2%	2%
Preserves & jellies	1%	6%
Table syrup	0%	7%
Spoonable & pourable salad dressings	-14%	-1%
Mexican sauces	2%	-6%
Barbeque sauce	-1%	9%
Co-manufacturing	-4%	29%
Other minor categories	6%	0%
Total	-1%	4%

     Profit contribution was significantly higher in 2009 compared to 2008 as a result of the improved selling prices, partially offset by higher annual input costs (shown under Consolidated — Operating Expenses above). The segment’s profit contribution also improved in 2008, as the effects of selling price and volume increases exceeded the effects of raw material cost and freight rate increases. The raw material cost impacts came from peanuts, oils, corn sweeteners, containers, eggs, and fruits.
LIQUIDITY AND CAPITAL RESOURCES
     Historically, we have funded operating needs by generating positive cash flows through operations. We expect to continue generating operating cash flows through our mix of businesses and expect that short-term and long-term liquidity requirements will be met through a combination of operating cash flows and strategic use of borrowings under committed and uncommitted credit arrangements. Because of the amount of cash and financing we currently have available, we believe we have sufficient liquidity. Although the national and world-wide financial crisis has abated in recent months, we have continued to monitor closely events and the financial institutions associated with our credit facilities, including monitoring credit ratings and outlooks, capital raising and merger activity.
     Capital resources remained strong at September 30, 2009, with total shareholders’ equity of $2,705.6 million and a long-term debt to total capital (which is the total of long-term debt and total shareholders’ equity) ratio of 37%, compared to corresponding figures for September 30, 2008, of $2,411.5 million and 41%. Cash and cash equivalents totaled $282.8 million at September 30, 2009. Working capital, excluding cash and cash equivalents, decreased to $192.4 million at September 30, 2009, from $241.8 million at September 30, 2008, primarily as a result of a $62.6 million decrease in our receivable due from Kraft Foods Inc., reclassification of $45.3 million of long-term debt to current liabilities, and a $35.7 million increase in accounts and notes payable, offset by a $77.9 million increase in our investment in Ralcorp Receivables Corporation and a $20.8 million increase in working capital related to the acquired Harvest Manor Farms business.
Operating Activities
     Cash provided by operating activities was $326.7 million, $132.8 million, and $217.6 million in 2009, 2008, and 2007, respectively. The increase from 2008 to 2009 was partially the result of the change in the due to/from Kraft Foods Inc. from a $49.0 million receivable at September 30, 2008 to a $13.6 million payable at September 30, 2009. The change in cash flows was also affected by fluctuations in proceeds from our accounts receivable sale program. During fiscal 2009, 2008, and 2007, proceeds decreased $50.0 million, increased $4.2 million, and increased $45.8 million, respectively. This explains $41.6 million of the decrease in cash from operating activities from 2007 to 2008 and offsets $54.2 million of the increase from 2008 to 2009. See “Off-Balance Sheet Financing” below for more information about the sale of receivables. Remaining changes are primarily due to increased sales and improvements in cash profit margins, as well as fluctuations in other components of working capital.
Investing Activities
     Net cash paid for business acquisitions totaled $55.0 million in fiscal 2009 (Harvest Manor), $20.3 million in fiscal 2008 (Post Foods), and $331.9 million in fiscal 2007 (Cottage Bakery, Bloomfield Bakers, and Pastries Plus). See Note 2 for more information about these acquisitions.
     Capital expenditures were $115.0 million, $62.5 million, and $51.7 million in fiscal years 2009, 2008, and 2007, respectively. Expenditures in these three years included information systems projects and special projects at the recently acquired businesses. Capital expenditures for fiscal 2010 are expected to be $130-$140 million. As discussed below, we have adequate capacity under current borrowing arrangements, in addition to cash on hand, to meet these cash needs.
     During 2009, we sold 2,692,443 shares of Vail common stock and received proceeds of $82.4 million. As of September 30, 2009, we no longer own any shares of Vail common stock.
Financing Activities
     On January 18, 2007, we issued Fixed Rate Senior Notes, Series I, totaling $100.0 million in two tranches: $75.0 million and $25.0 million. One third of each tranche must be repaid on January 18, 2015, 2017, and 2019. On May 11, 2007, we issued Fixed Rate Senior Notes, Series J, totaling $100.0 million due in 2022. On August 4, 2008, we assumed ownership of Fixed Rate Senior Notes maturing 2018 totaling $577.5 million, Floating Rate Senior Notes maturing 2018 totaling $20.0 million, Fixed Rate Senior Notes maturing 2020 totaling $67.0 million, Term Loan A-1 for $100.0 million, and Term Loan A-2 for $200.0 million. On July 18, 2008, we entered into a new three-year $400 million Revolving Credit Agreement with 15 banks, replacing the similar agreement established on December 27, 2005, but there were no outstanding borrowings under the new agreement as of September 30, 2009.

On May 28, 2009, we issued Fixed Rate Senior Notes, Series 2009A and Series 2009B, totaling $100 million, with $50 million due in 2019 and $50 million due in 2021. On August 14, 2009, we issued Fixed Rate Senior Notes totaling $300 million due in 2039.
     In December 2008, $29.0 million of Series B and $10.7 million of Series D were repaid as scheduled. On August 23, 2009, we repaid Series H prior to its maturity date of February 22, 2011. Scheduled payments of $2.5 million were made in December 2008, March 2009, and June 2009 for our Term Loan A-2. The remaining balance of $192.5 million was paid on September 2, 2009, prior to its maturity date of August 2, 2013. In fiscal 2010, $29.0 million of Series B, $10.7 million of Series D, and the $5.6 million IRB are scheduled to be repaid.
     The $300 million of Senior Notes maturing in 2039 do not contain financial covenants. All of our other notes provide that, if we elect to pay additional interest, our ratio of “Total Debt” to “Adjusted EBITDA” (each term as defined in the debt agreements) may exceed the 3.5 to 1 limit, but be no greater than 4 to 1, for a period not to exceed 12 consecutive months. As of September 30, 2009, the ratio of Total Debt to Adjusted EBITDA was 2.4 to 1, and we were also in compliance with all other debt covenants.
     Supplementing our available borrowing capacity, under the agreement described under “Off-Balance Sheet Financing” below, we could choose to sell up to $75 million of ownership interests in accounts receivable, but we had sold none as of September 30, 2009. To date, we have not experienced a disruption in the market for our secured receivables-based financing. In the event of such disruption, we presently have sufficient borrowing capacity under our committed revolving credit agreement.
     We purchased a total of $78.8 million of Ralcorp stock (1,382,500 shares) in fiscal 2007 and $5.6 million (100,000 shares) in fiscal 2008. On November 10, 2009, the Board of Directors authorized the repurchase of up to 7,000,000 additional shares.
Off-Balance Sheet Financing
     As an additional source of liquidity, on September 24, 2001, Ralcorp entered into an agreement to sell, on an ongoing basis, all of its trade accounts receivable to a wholly owned, bankruptcy-remote subsidiary called Ralcorp Receivables Corporation (RRC). RRC entered into a related arrangement to sell up to $66.0 million of undivided percentage ownership interests in qualifying receivables to a bank commercial paper conduit (the Conduit). As of September 30, 2009, the accounts receivable of Medallion, Western Waffles, Cottage Bakery, Bloomfield Bakers, Post Foods, and Harvest Manor businesses had not been incorporated into the sale agreement and were not being sold to RRC. In October 2008, most of the component businesses of the Frozen Bakery Products segment were added to the agreement and the maximum amount that RRC can sell to the Conduit was increased to $75 million. Covenants in the new agreement include requirements that “EBIT” be at least three times “Consolidated Interest Expense”, and that “Total Debt” not exceed 3.75 times “Adjusted EBITDA” (each term as defined in the agreement). RRC’s only business activities relate to acquiring and selling interests in Ralcorp’s receivables. Upon the agreement’s termination, the Conduit would be entitled to all cash collections on RRC’s accounts receivable until its purchased interest has been repaid. The agreement is renegotiated annually and will terminate in October 2010, unless again extended.
     The trade receivables sale arrangement with RRC represents “off-balance sheet financing” since the sale results in assets being removed from our balance sheet rather than resulting in a liability to the Conduit. The organizational documents of RRC and the terms of the agreements governing the receivables sale transactions make RRC a qualifying special purpose entity. As such, it is not to be consolidated in Ralcorp’s financial statements under generally accepted accounting principles. Furthermore, the “true sale” nature of the arrangement requires Ralcorp to account for RRC’s transactions with the Conduit as a sale of accounts receivable instead of reflecting the Conduit’s net investment as debt with a pledge of accounts receivable as collateral. If RRC were not a qualifying special purpose entity and if the arrangement were not considered a “true sale,” the outstanding balance of receivables would remain on Ralcorp’s balance sheet, proceeds received from the Conduit (zero as of September 30, 2009) would be shown as short-term debt, and there would be no investment in RRC. See further discussion in Note 10.

Contractual Obligations
     In the normal course of business, we enter into contracts and commitments which obligate us to make payments in the future. The table below sets forth our significant future obligations by time period as of September 30, 2009.

		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 Years
Long-term debt obligations (a)	$2,883.9	$142.2	$250.7	$336.6	$2,154.4
Operating lease obligations (b)	60.2	12.7	22.3	13.0	12.2
Purchase obligations (c)	489.0	380.9	78.6	29.5	—
Deferred compensation obligations (d)	32.0	2.3	8.8	10.9	10.0
Benefit obligations (e)	310.2	12.5	25.7	31.4	240.6

Total	$3,775.3	$550.6	$386.1	$421.4	$2,417.2

(a)	Long-term debt obligations include principal payments, interest payments, and interest rate swap settlements based on interest rates at September 30, 2009. See Note 14 for details.

(b)	Operating lease obligations consist of minimum rental payments under noncancelable operating leases, as shown in Note 15.

(c)	Purchase obligations are legally binding agreements to purchase goods or services that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.

(d)	Deferred compensation obligations have been allocated to time periods based on existing payment plans for terminated employees and the estimated timing of distributions to current employees based on age.

(e)	Benefit obligations consist of future payments related to pension and other postretirement benefits as estimated by an actuarial valuation.
INFLATION
     We recognize that inflationary pressures have had an adverse effect on the Company through higher raw material and fuel costs, as discussed above. It is our view that inflation has not had a material adverse impact on operations in the three years ended September 30, 2009.
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
OUTLOOK
     Our strategy is to continue to grow the Company by capitalizing on the opportunities in the food business including private label, branded and foodservice arenas. In the past few years, we have taken substantial steps to reshape the Company and achieve sufficient scale in the categories in which we operate. We expect to continue to improve our business mix through volume and profit growth of existing businesses, as well as through acquisitions or strategic alliances. We will continue to explore those acquisition opportunities that strategically fit with our intention to be the premier provider of high value food products, such as the August 4, 2008, merger of the Post ready-to-eat cereal operations of Kraft Foods Inc. into Ralcorp and the March 20, 2009 acquisition of Harvest Manor Farms. We ended fiscal 2009 with strong cash and liquidity positions which give us significant flexibility to pursue acquisitions, cost reduction initiatives, capacity additions, share repurchases or other opportunities aimed at creating shareholder value. The following paragraphs discuss significant trends that we believe will impact our results.
     Post’s sales volumes and competitive position in the cereal category were negatively impacted by the business challenges arising from the transition to a new sales organization, temporary logistical issues related to the movement of all products to Ralcorp distribution centers and a reduction in Post branded promotional activity. These issues were particularly evident during the last six months of fiscal 2009. We have resolved most of the transition issues and have undertaken steps to improve the competitiveness of Post brands within the cereal category including, but not limited to, the nature, timing and execution of branded promotional programs. We believe that these actions, coupled with our focus on cost reductions, will result in improved Post net sales and operating profit for fiscal 2010 compared to fiscal 2009.

     The Company purchases significant quantities of certain ingredients (e.g., wheat flour, edible oils, corn syrup and sweeteners, peanuts and various tree nuts, other grain products, cocoa products, fruits), packaging materials (e.g., resin, glass, paper products), energy (e.g., natural gas), and transportation services (which include surcharges based on the price of diesel fuel). In the last three years, the costs of some of these items, notably wheat and corn products (as well as other grain products), peanuts, and petroleum-related products, have increased significantly. During the fourth quarter of fiscal 2009, we saw an overall decline in these costs compared to the same period of the prior year and we expect this trend to continue through at least the first six months of fiscal 2010, although the net impact of these changes cannot be quantified with any degree of certainty.
     A significant portion of the sales of Ralcorp Frozen Bakery Products are to restaurants and other foodservice customers. The restaurant and foodservice channels have been negatively impacted by reduced customer visits caused by the economic recession in the United States and related high unemployment. We expect this portion of our business to remain very challenging and that weakness will persist until there is sustained improvement in the overall economic outlook.
     During fiscal 2009, the Company recognized $9.8 million ($.17 per share) of non-cash equity earnings based upon its then ownership of Vail Resorts, Inc. As the Company has completely liquidated its ownership of Vail shares, fiscal 2010 will not include any comparable earnings amount.
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
     Revenue is recognized when title of goods is transferred to the customer, as specified by the shipping terms. Products are generally sold with no right of return except in the case of goods which do not meet product specifications or are damaged. If additional rights of return are granted, revenue recognition is deferred. We record estimated reductions to revenue for customer incentive offerings based upon specific program offerings and each customer’s redemption history. If specific program volumes exceed planned amounts or a greater proportion of customers redeem incentives than estimated, additional reductions to revenue may be required.
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
     Pension assets and liabilities are determined on an actuarial basis and are affected by the estimated market-related value of plan assets; estimates of the expected return on plan assets, discount rates, and future salary increases; and other assumptions inherent in these valuations. We annually review the assumptions underlying the actuarial calculations and make changes to these assumptions, based on current market conditions and historical trends, as necessary. Actual changes in the fair market value of plan assets and differences between the actual return on plan assets and the expected return on plan assets will affect the amount of pension expense or income ultimately recognized. The other postretirement benefits liability is also determined on an actuarial basis and is affected by assumptions including the discount rate and expected trends in healthcare costs. Changes in the discount rate and differences between actual and expected healthcare costs will affect the recorded amount of other postretirement benefits expense. For both pensions and postretirement benefit calculations, the assumed discount rate is determined by projecting the plans’ expected future benefit payments as defined for the projected benefit obligation or accumulated postretirement benefit obligation, discounting those expected payments using a theoretical zero-coupon spot yield curve derived from a universe of high-quality (rated Aa or better by Moody’s Investor Service) corporate bonds as of the measurement date, and solving for the single equivalent discount rate that results in the same present value. A 1% decrease in the assumed discount rate (from 6.0% to 5.0%) would have increased the recorded benefit obligations at September 30, 2009 by approximately $30 million for pensions and approximately $16 million for other postretirement benefits. The expected return on plan assets was determined based on historical and expected future returns of the various asset classes, using the target allocations of the plans. A 1% decrease in the assumed return on plan assets (from 8.75% to 7.75%) would have increased the net periodic benefit cost for the pension plans by approximately $2 million. See Note 16 for more information about pension and other postretirement benefit assumptions.
     Liabilities for workers’ compensation claims and accrued healthcare costs (including a reserve for claims incurred but not yet reported) are estimated based on details of current claims, historical experience, and expected trends determined on an actuarial basis.
     Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period for awards expected to vest. Determining the fair value of share-based awards at the grant date requires judgment, including estimating the expected term, expected stock price volatility, risk-free interest rate, and expected dividends. In addition, judgment is required in estimating the amount of share-based awards that are expected to be forfeited before vesting. For equity awards, the original estimate of the grant date fair value is not subsequently revised unless the awards are modified, but the estimate of expected forfeitures is revised throughout the vesting period and the cumulative stock-based compensation cost recognized is adjusted accordingly. For liability awards, the fair value is remeasured at the end of each reporting period. See Note 18 for more information about stock-based compensation and our related estimates.
     Until June 2009, we accounted for our investment in Vail Resorts, Inc using the equity method of accounting because Ralcorp had significant influence. When the forward sale contracts related to shares of Vail common stock were settled in June 2009, we no longer had significant influence and accounted for our investment as available for sale securities until September 2009, when all shares had been sold. Until the forward sale contracts were settled, they were marked to fair value based on the Black-Scholes valuation model and any gains or losses on the contracts were immediately recognized in earnings. Key assumptions used in the valuation included the Vail stock price, expected stock price volatility, and the risk-free interest rate. See Note 5 and Note 6 for more information about the investment in Vail and Vail forward sale contracts.
     We estimate income tax expense based on taxes in each jurisdiction, including Canada. We estimate current tax exposures together with temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These temporary differences result in deferred tax assets and liabilities. We believe that sufficient income will be generated in the future to realize the benefit of most of our deferred tax assets. Where there is not sufficient evidence that such income is likely to be generated, we establish a valuation allowance against the related deferred tax assets. We are subject to periodic audits by governmental tax authorities of our income tax returns. These audits generally include questions regarding our tax filing positions, including the amount and timing of deductions and the allocation of income among various tax jurisdictions. We evaluate our exposures associated with our tax filing positions, including state and local taxes, and record reserves for estimated exposures. As of the end of fiscal 2009, two years (2007 and 2008) were subject to audit by the Internal Revenue Service and three years (2006, 2007 and 2008) were subject to audit by the Canadian Revenue Agency.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk
     In the ordinary course of business, the Company is exposed to commodity price risks relating to the acquisition of raw materials and fuels. Ralcorp utilizes derivative financial instruments, including futures contracts, options and swaps, to manage certain of these exposures when it is practical to do so. As of September 30, 2009, a hypothetical 10% adverse change in the market price of the Company’s principal hedged commodities, including natural gas, linerboard, heating oil, soybean oil, corn and wheat, would have decreased the fair value of the Company’s commodity-related derivatives portfolio by approximately $4.4 million. As of September 30, 2008, a hypothetical 10% adverse change in the market price of the Company’s principal hedged commodities, including wheat, linerboard, soybean oil, corn, and natural gas, would have decreased the fair value of the Company’s commodity-related derivatives portfolio by approximately $3.8 million. This volatility analysis ignores changes in the exposures inherent in the underlying hedged transactions. Because the Company does not hold or trade derivatives for speculation or profit, all changes in derivative values are effectively offset by corresponding changes in the underlying exposures. For more information, see Note 1 and Note 12 to the financial statements included in Item 8.
Interest Rate Risk
     The Company has interest rate risk related to its debt. Changes in interest rates impact fixed and variable rate debt differently. For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas a change in the interest rates on variable rate debt will impact interest expense and cash flows. At September 30, 2009, Ralcorp’s financing arrangements included $1,581.1 million of fixed rate debt and $75.9 million of variable rate debt. However, $50.0 million of the variable rate debt was effectively fixed at 4.76% through December 2009 with an interest rate swap contract.
     As of September 30, 2009 and 2008, the fair value of the Company’s fixed rate debt was approximately $1,800.3 million and $1,122.6 million, respectively, based on the discounted amount of future cash flows using Ralcorp’s incremental rate of borrowing for similar debt. A hypothetical 10% decrease in interest rates would have increased the fair value of the fixed rate debt by approximately $74.9 million and $56.8 million at September 30, 2009 and 2008, respectively.
     With respect to variable rate debt, including the effect of the interest rate swap, a hypothetical 10% change in interest rates would not have had a material impact on the Company’s reported net earnings or cash flows in fiscal 2009 or 2008.
     The fair value of the interest rate swap contract was a negative $.5 million at September 30, 2009. Since the term of the swap ends in December 2009, changes in interest rates would not have a material effect on its fair value.
     For more information, see Note 1, Note 12, and Note 14 to the financial statements included in Item 8.
Foreign Currency Risk
     The Company has foreign currency exchange rate risk related to its Canadian subsidiaries, whose functional currency is the Canadian dollar. The Company uses foreign exchange forward contracts to hedge the risk of fluctuations in future cash flows and earnings related to fluctuations in the exchange rate between the Canadian dollar and U.S. dollar. A hedging offset is accomplished because the gain or loss on the forward contracts occurs on or near the date of the anticipated hedged transactions. As of September 30, 2009, the Company held foreign exchange forward contracts with a total notional amount of $48 million and a fair value of $7.7 million. A hypothetical 10% increase in the expected CAD-USD exchange rates would have reduced that fair value by $5.0 million. As of September 30, 2008, the Company held foreign exchange forward contracts with a total notional amount of $31 million and a fair value of negative $1.1 million. A hypothetical 10% increase in the expected CAD-USD exchange rates would have reduced that fair value by $3.2 million. For more information, see Note 1 and Note 12 to the financial statements included in Item 8.

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
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
     Management of Ralcorp Holdings, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Under the supervision and with the participation of management, including the Co-Chief Executive Officers and Controller and Chief Accounting Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under this framework, management concluded that our internal control over financial reporting was effective as of September 30, 2009 at the reasonable assurance level. We have excluded Harvest Manor Farms, LLC from the assessment of internal control over financial reporting as of September 30, 2009 because it was acquired by the Company in a purchase business combination during 2009. Harvest Manor’s assets and revenues represented 1% and 2%, respectively, of the related consolidated financial statement amounts as of and for the year ended September 30, 2009. The effectiveness of our internal control over financial reporting as of September 30, 2009 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report (on the following page).

/s/ Kevin J. Hunt	/s/ David P. Skarie	/s/ Thomas G. Granneman

Kevin J. Hunt Co-Chief Executive Officer	David P. Skarie Co-Chief Executive Officer	Thomas G. Granneman Controller and Chief Accounting Officer
November 30, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Ralcorp Holdings, Inc.:
     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, of cash flows, and of shareholders’ equity present fairly, in all material respects, the financial position of Ralcorp Holdings, Inc. and its subsidiaries at September 30, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
     As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded Harvest Manor Farms, LLC from its assessment of internal control over financial reporting as of September 30, 2009 because it was acquired by the Company in a purchase business combination during fiscal 2009. We have also excluded Harvest Manor Farms, LLC from our audit of internal control over financial reporting. Harvest Manor Farms, LLC is a wholly owned subsidiary, with total assets and total revenues representing 1% and 2% of the related consolidated financial statement amounts as of and for the year ended September 30, 2009.

/s/ PricewaterhouseCoopers llp

St. Louis, MO
November 30, 2009

RALCORP HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in millions except per share data, shares in thousands)

	Year Ended September 30,
	2009	2008	2007
Net Sales	$3,891.9	$2,824.4	$2,233.4
Cost of products sold	(2,834.1)	(2,318.1)	(1,819.2)

Gross Profit	1,057.8	506.3	414.2
Selling, general and administrative expenses	(609.0)	(328.4)	(252.8)
Interest expense, net	(99.0)	(54.6)	(42.3)
Gain (loss) on forward sale contracts	17.6	111.8	(87.7)
Gain on sale of securities	70.6	7.1	—
Restructuring charges	(.5)	(1.7)	(.9)

Earnings before Income Taxes and Equity Earnings	437.5	240.5	30.5
Income taxes	(156.9)	(86.7)	(7.5)

Earnings before Equity Earnings	280.6	153.8	23.0
Equity in earnings of Vail Resorts, Inc., net of related deferred income taxes	9.8	14.0	8.9

Net Earnings	$290.4	$167.8	$31.9

Basic Earnings per Share	$5.16	$5.51	$1.20

Diluted Earnings per Share	$5.09	$5.38	$1.17

Weighted Average Shares for Basic Earnings per Share	56,166	30,321	26,382
Dilutive effect of:
Stock options	437	560	562
Restricted stock awards	207	98	39
Stock appreciation rights	151	89	67

Weighted Average Shares for Diluted Earnings per Share	56,961	31,068	27,050

See accompanying Notes to Consolidated Financial Statements.

RALCORP HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions except share and per share data)

	September 30,
	2009	2008
Assets
Current Assets
Cash and cash equivalents	$282.8	$14.1
Marketable securities	12.0	9.2
Investment in Ralcorp Receivables Corporation	134.4	56.5
Receivables, net	135.9	160.1
Due from Kraft Foods Inc.	—	49.0
Inventories	365.9	337.0
Deferred income taxes	10.6	16.5
Prepaid expenses and other current assets	12.6	5.4

Total Current Assets	954.2	647.8
Investment in Vail Resorts, Inc.	—	126.0
Property, Net	913.1	903.1
Goodwill	2,386.6	2,454.3
Other Intangible Assets, Net	1,172.2	1,189.5
Other Assets	26.1	23.2

Total Assets	$5,452.2	$5,343.9

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts and notes payable	$240.4	$204.7
Due to Kraft Foods Inc.	13.6	—
Other current liabilities	225.0	187.2

Total Current Liabilities	479.0	391.9
Long-term Debt	1,611.4	1,668.8
Deferred Income Taxes	464.6	601.6
Other Liabilities	191.6	270.1

Total Liabilities	2,746.6	2,932.4

Commitments and Contingencies
Shareholders’ Equity
Common stock, par value $.01 per share
Authorized: 300,000,000 shares
Issued: 63,476,635 shares	.6	.6
Additional paid-in capital	1,931.4	1,919.6
Common stock in treasury, at cost (6,840,231 and 7,195,555 shares, respectively)	(244.8)	(257.3)
Retained earnings	1,059.3	768.9
Accumulated other comprehensive loss	(40.9)	(20.3)

Total Shareholders’ Equity	2,705.6	2,411.5

Total Liabilities and Shareholders’ Equity	$5,452.2	$5,343.9

See accompanying Notes to Consolidated Financial Statements.

RALCORP HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended September 30,
	2009	2008	2007
Cash Flows from Operating Activities
Net earnings	$290.4	$167.8	$31.9
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization	144.7	99.5	82.4
Sale of receivables, net	(50.0)	4.2	45.8
Equity in earnings of Vail Resorts, Inc.	(15.4)	(21.7)	(13.7)
(Gain) loss on forward sale contracts	(17.6)	(111.8)	87.7
Deferred income taxes	(40.3)	13.1	(33.0)
Stock-based compensation expense	13.4	11.5	8.2
Gain on sale of securities	(70.6)	(7.1)	—
Other changes in current assets and liabilities, net of effects of business acquisitions:
Decrease (increase) in receivables	9.2	(86.4)	15.5
Change in due to/from Kraft Foods Inc.	62.6	(49.0)	—
Increase in inventories	(9.8)	(6.6)	(14.7)
(Increase) decrease in prepaid expenses and other current assets	(2.2)	(1.1)	5.7
(Decrease) increase in accounts payable and other current liabilities	(19.6)	121.2	(4.7)
Other, net	31.9	(.8)	6.5

Net Cash Provided by Operating Activities	326.7	132.8	217.6

Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	(55.0)	(20.3)	(331.9)
Additions to property and intangible assets	(115.0)	(62.5)	(51.7)
Proceeds from sale of property	.1	.2	.2
Purchases of securities	(16.2)	(38.8)	(8.9)
Proceeds from sale or maturity of securities	95.9	50.4	4.8

Net Cash Used by Investing Activities	(90.2)	(71.0)	(387.5)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	400.0	—	200.0
Repayment of long-term debt	(389.7)	(39.7)	(29.0)
Net (repayments) borrowings under credit arrangements	(22.1)	(20.0)	40.0
Advance proceeds from forward sale of securities	—	—	29.5
Purchase of treasury stock	—	(5.6)	(78.8)
Proceeds and tax benefits from exercise of stock awards	15.2	3.9	5.5
Change in book cash overdrafts	27.8	4.5	(7.2)
Other, net	(1.3)	.1	—

Net Cash Provided (Used) by Financing Activities	29.9	(56.8)	160.0

Effect of Exchange Rate Changes on Cash	2.3	(.8)	.7

Net Increase (Decrease) in Cash and Cash Equivalents	268.7	4.2	(9.2)
Cash and Cash Equivalents, Beginning of Year	14.1	9.9	19.1

Cash and Cash Equivalents, End of Year	$282.8	$14.1	$9.9

See accompanying Notes to Consolidated Financial Statements.

RALCORP HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in millions except per share data, shares in thousands)

					Accum. Other
		Additional	Common		Comprehensive
	Common	Paid-In	Stock in	Retained	Income
	Stock	Capital	Treasury	Earnings	(Loss)	Total
Balance, September 30, 2006	$.3	$118.3	$(187.7)	$569.2	$(23.7)	$476.4
Net earnings				31.9		31.9
Minimum pension liability adjustment, net of $16.7 tax expense					28.9	28.9
Cash flow hedging adjustments, net of $10.5 tax expense					17.7	17.7
Foreign currency translation adjustment					14.6	14.6

Comprehensive income						93.1
Adjustment to initially apply FAS 158, net of $12.1 tax benefit					(20.2)	(20.2)
Stock purchased (1,382 shares)			(78.8)			(78.8)
Stock options & stock appreciation rights exercised (154 shares)		.2	4.8			5.0
Restricted stock issued (142 shares)		(4.4)	4.4			—
Stock-based compensation expense		8.2				8.2
Activity under deferred compensation plans (15 shares)		(.7)	.4			(.3)

Balance, September 30, 2007	$.3	$121.6	$(256.9)	$601.1	$17.3	$483.4
Net earnings				167.8		167.8
Benefit plan adjustment, net of $.9 tax expense					1.3	1.3
Cash flow hedging adjustments, net of $18.4 tax benefit					(31.5)	(31.5)
Foreign currency translation adjustment					(7.4)	(7.4)

Comprehensive income						130.2
Common stock issued (30,466 shares)	.3	1,788.1				1,788.4
Stock purchased (100 shares)			(5.6)			(5.6)
Stock options & stock appreciation rights exercised (100 shares)		.4	3.5			3.9
Restricted stock issued (30 shares)		(1.1)	1.1			—
Stock-based compensation expense		11.4				11.4
Activity under deferred compensation plans (16 shares)		(.8)	.6			(.2)

Balance, September 30, 2008	$.6	$1,919.6	$(257.3)	$768.9	$(20.3)	$2,411.5
Net earnings				290.4		290.4
Benefit plan adjustment, net of $14.5 tax benefit					(20.7)	(20.7)
Cash flow hedging adjustments, net of $.3 tax expense					3.2	3.2
Foreign currency translation adjustment					(3.1)	(3.1)

Comprehensive income						269.8
Stock options & stock appreciation rights exercised (402 shares)		(2.2)	14.4			12.2
Restricted stock issued, net (48 shares)		.9	(1.9)			(1.0)
Stock-based compensation expense		12.2				12.2
Activity under deferred compensation plans (2 shares)		.9	—			.9

Balance, September 30, 2009	$.6	$1,931.4	$(244.8)	$1,059.3	$(40.9)	$2,705.6

See accompanying Notes to Consolidated Financial Statements.

RALCORP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions except per share data)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Basis of Consolidation — The financial statements are presented on a consolidated basis and include the accounts of Ralcorp and its majority-owned subsidiaries, except Ralcorp Receivables Corporation (see Note 10). All significant intercompany transactions have been eliminated. The Company’s investment in Vail Resorts, Inc. was presented on the equity basis through June 2009 (see Note 5).
     Estimates — The financial statements have been prepared in conformity with generally accepted accounting principles, which require management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates and assumptions.
     Cash Equivalents include all highly liquid investments with original maturities of less than three months.
     Receivables are reported at net realizable value. This value includes appropriate allowances for doubtful accounts, cash discounts, and other amounts which the Company does not ultimately expect to collect. The Company calculates the allowance for doubtful accounts based on historical losses and the economic status of, and its relationship with, its customers, especially those identified as “at risk.” A receivable is considered past due if payments have not been received within the agreed upon invoice terms. Receivables are written off against the allowance when the customer files for bankruptcy protection or is otherwise deemed to be uncollectible based upon the Company’s evaluation of the customer’s solvency. The Company’s primary concentration of credit risk is related to certain trade accounts receivable due from several highly leveraged or “at risk” customers. At September 30, 2009 and 2008, the amount of such receivables was immaterial. Consideration was given to the economic status of these customers when determining the appropriate allowance for doubtful accounts (see Note 11) and the fair value of the Company’s subordinated retained interest in accounts receivable (see Note 10).
     Inventories are generally valued at the lower of average cost (determined on a first-in, first-out basis) or market. Reported amounts have been reduced by an allowance for obsolete product and packaging materials based on a review of inventories on hand compared to estimated future usage and sales (see Note 9 and Note 11).
     Derivative Financial Instruments and Hedging — We enter into derivative contracts as economic hedges. Hedge accounting is only applied when the derivative is deemed to be highly effective at offsetting changes in fair values or anticipated cash flows of the hedged item or transaction. Earnings impacts for all designated hedges are reported in the statement of earnings within the same line item as the gain or loss on the item being hedged. Since the hedging activities relate to operations, related cash flows are included in the statement of cash flows in cash flows from operating activities. For a fair value hedge of a recognized asset or liability or unrecognized firm commitment, the entire change in fair value of the derivative is recorded in earnings as incurred. For a cash flow hedge of an anticipated transaction, the ineffective portion of the change in fair value of the derivative is recorded in earnings as incurred, whereas the effective portion is deferred in accumulated other comprehensive income in the balance sheet until the transaction is realized, at which time any deferred hedging gains or losses are recorded in earnings. For more information about our hedging activities, see Note 12.

     Property is recorded at cost, and depreciation expense is generally provided on a straight-line basis over the estimated useful lives of the properties. Estimated useful lives range from 3 to 15 years for machinery and equipment and 10 to 50 years for buildings and leasehold improvements. Total depreciation expense was $102.9, $70.3, and $58.7 in fiscal 2009, 2008, and 2007, respectively. Repair and maintenance costs incurred in connection with planned major maintenance activities are accounted for under the direct expensing method. At September 30, property consisted of:

	2009	2008
Land	$26.9	$26.9
Buildings and leasehold improvements	279.4	266.5
Machinery and equipment	1,076.3	996.0
Construction in progress	76.2	60.9

	1,458.8	1,350.3
Accumulated depreciation	(545.7)	(447.2)

	$913.1	$903.1

     Other Intangible Assets consist of computer software purchased or developed for internal use and customer relationships, trademarks, computer software, and miscellaneous intangibles acquired in business combinations (see Note 2). Amortization expense related to intangible assets, which is provided on a straight-line basis over the estimated useful lives of the assets, was $41.8, $29.2, and $23.7 in fiscal 2009, 2008, and 2007, respectively. For the intangible assets recorded as of September 30, 2009, amortization expense of $43.4, $40.9, $40.4, $39.2, and $35.3 is scheduled for fiscal 2010, 2011, 2012, 2013, and 2014, respectively. Other intangible assets consisted of:

	September 30, 2009			September 30, 2008
	Carrying	Accum.	Net	Carrying	Accum.	Net
	Amount	Amort.	Amount	Amount	Amort.	Amount
Computer software	$52.8	$(30.1)	$22.7	$34.7	$(24.2)	$10.5
Customer relationships	421.2	(82.0)	339.2	422.2	(54.4)	367.8
Trademarks/brands	816.0	(12.7)	803.3	808.4	(6.3)	802.1
Other	13.1	(6.1)	7.0	13.1	(4.0)	9.1

	$1,303.1	$(130.9)	$1,172.2	$1,278.4	$(88.9)	$1,189.5

     Recoverability of Assets — The Company continually evaluates whether events or circumstances have occurred which might impair the recoverability of the carrying value of its assets, including property, identifiable intangibles, goodwill, and investment in Ralcorp Receivables Corporation. An asset is deemed impaired and written down to its fair value if estimated related future cash flows are less than its carrying amount.
     Investments — The Company funds a portion of its deferred compensation liability by investing in certain mutual funds in the same amounts as selected by the participating employees. Because management’s intent is to invest in a manner that matches the deferral options chosen by the participants and those participants can elect to transfer amounts in or out of each of the designated deferral options at any time, these investments have been classified as trading assets and are stated at fair value in “Other Assets.” Both realized and unrealized gains and losses on these assets are included in “Selling, general and administrative expenses” and offset the related change in the deferred compensation liability.
     Revenue is recognized when title of goods is transferred to the customer, as specified by the shipping terms. Net sales reflect gross sales, including amounts billed to customers for shipping and handling, less sales discounts and allowances. Products are generally sold with no right of return except in the case of goods which do not meet product specifications or are damaged, and related reserves are maintained based on return history. If additional rights of return are granted, revenue recognition is deferred. Estimated reductions to revenue for customer incentive offerings are based upon customers’ redemption history.
     Cost of Products Sold includes, among other things, inbound and outbound freight costs and depreciation expense related to assets used in production, while storage and other warehousing costs are included in “Selling, general, and administrative expenses.” Storage and other warehousing costs totaled $69.3, $63.0, and $57.3 in fiscal 2009, 2008, and 2007, respectively.
     Advertising, Repair, and Maintenance Costs are expensed as incurred.

     Stock-based Compensation — The Company recognizes the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award — the requisite service period (usually the vesting period). The Company followed the nominal vesting period approach prior to October 1, 2005 (for pro forma disclosure purposes) and must continue following that approach for awards outstanding as of that date, but applies the non-substantive vesting period approach to new grants that have retirement eligibility provisions. See Note 18 for disclosures related to stock-based compensation.
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
     Recently Issued Accounting Standards — Significant developments in accounting rules are discussed below.
     In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162.” The Accounting Standards Codification (ASC) combines all authoritative standards into a comprehensive, topically organized online database. Following this Statement, which is now included in ASC Topic 105, “Generally Accepted Accounting Principles” (GAAP), the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates (ASU) to update the ASC. Since the launch of the ASC on July 1, 2009, only one level of authoritative U.S. GAAP for non-governmental entities exists, other than guidance issued by the Securities and Exchange Commission. This Statement became effective for Ralcorp’s annual and interim reporting periods ending after September 15, 2009, but did not have a material impact on the Company’s financial statements.
     In September 2006, the FASB issued (FAS) 157, “Fair Value Measurements,” now included in ASC Topic 820, “Fair Value Measurements and Disclosures.” This Statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This Statement was effective for Ralcorp as of October 1, 2008; but, FSP FAS 157-2 (also included in ASC 820) permitted a one-year deferral for non-financial assets and liabilities not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of ASC 820 for financial assets and liabilities did not have a material impact on the Company’s results of operations or financial position, and we do not believe the adoption of ASC 820 for non-financial assets and liabilities, effective October 1, 2009, will have a material impact on our consolidated financial statements. Required disclosures are included in Note 13.
     In February 2007, the FASB issued FAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” now included in ASC Topic 825, “Financial Instruments.” This Statement permits entities to choose to measure many financial instruments and certain other items at fair value. This Statement was effective as of the beginning of Ralcorp’s 2009 fiscal year, but it did not have an effect on our consolidated financial statements as we did not elect this fair value option for any items.
     In December 2007, the FASB issued FAS 141(R), “Business Combinations,” now included in ASC Topic 805, “Business Combinations,” which replaces FAS 141. This Statement establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of business combinations. This Statement is effective for acquisitions completed after the beginning of Ralcorp’s 2010 fiscal year.
     In March 2008, the FASB issued FAS 161, “Disclosures about Derivative Instruments and Hedging Activities,” now included in ASC Topic 815, “Derivatives and Hedging.” This Statement changes the disclosure requirements for derivative instruments and hedging activities to include enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement was effective for Ralcorp beginning with its financial statements for March 31, 2009. Required disclosures are included in Note 12.
     In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets,” now included in ASC Topic 350, “Intangibles-Goodwill and Other,” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, “Goodwill and Other Intangible Assets.” This FSP will be effective for financial statements issued for Ralcorp’s 2010 fiscal year. The FSP’s guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date (October 1, 2009 for Ralcorp). The FSP’s disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.
     In April 2009, the FASB issued FSP 157-4, FSP FAS 107-1 and APB 28-1, and FSP FAS 115-2 and FAS 124-2, all of which were effective for Ralcorp beginning in the third quarter of fiscal 2009. FSP 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” now included in ASC Topic 820, “Fair Value Measurements and Disclosures,” provides guidelines for making fair value measurements more consistent with the principles presented in FAS 157 (also included in ASC Topic 820). FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” now included in ASC Topic 270, “Interim Reporting,” enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” now included in ASC Topic 320, “Investments - Debt and Equity Securities,” provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities. The adoption of these FSPs did not have a material impact on the Company’s financial statements.
     In May 2009, the FASB issued FAS 165, “Subsequent Events,” now included in ASC Topic 855, “Subsequent Events.” This Statement introduces the concept of financial statements being available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether the date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The Company adopted this standard for the interim reporting period ended June 30, 2009. The adoption of this statement did not have a material impact on the Company’s financial statements.
     In June 2009, the FASB issued FAS 166, “Accounting for Transfers of Financial Assets — an Amendment of FASB Statement No. 140,” now included in ASC Topic 860, “Transfers and Servicing.” The standard eliminates the concept of a qualifying special-purpose entity, creates more stringent conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies other sale-accounting criteria, and changes the initial measurement of a transferor’s interest in transferred financial assets. This Statement will be effective for Ralcorp’s 2011 fiscal year. The Company is currently evaluating the impact of the adoption of this Statement.
     In June 2009, the FASB issued FAS 167, “Amendments to FASB Interpretation No. 46(R),” now included in ASC Topic 810, “Consolidation.” The new standard eliminates FASB Interpretation 46(R) (FIN 46(R)) exceptions for consolidating qualifying special-purpose entities, contains new criteria for determining the primary beneficiary, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a variable interest entity. ASC 810 also contains a new requirement that any term, transaction, or arrangement that does not have a substantive effect on an entity’s status as a variable interest entity, a company’s power over a variable interest entity, or a company’s obligation to absorb losses or its right to receive benefits of an entity must be disregarded in applying FIN 46(R) provisions. The elimination of the qualifying special-purpose entity concept and its consolidation exceptions means more entities will be subject to consolidation assessments and reassessments. This Statement requires additional disclosures regarding an entity’s involvement in a variable interest entity. This Statement is effective for Ralcorp’s 2011 fiscal year. The Company is currently evaluating the impact of the adoption of this statement.
     Reclassifications — Certain prior years’ amounts have been reclassified to conform to the current year’s presentation.

NOTE 2 — ACQUISITIONS AND GOODWILL
     Each of the following acquisitions was accounted for using the purchase method of accounting, whereby the results of operations of each of the following acquisitions are included in the consolidated statements of earnings from the date of acquisition. The purchase price, including costs of acquisition, was allocated to acquired assets and liabilities based on their estimated fair values at the date of acquisition, and any excess was allocated to goodwill, as shown in the following table. For the fiscal 2009 acquisition of Harvest Manor Farms, the allocation is subject to change pending the completion of certain valuations (primarily intangible assets and deferred tax assets and liabilities).

	Harvest	Post	Pastries	Bloomfield	Cottage
	Manor	Foods	Plus	Bakers	Bakery
Cash	$—	$73.3	$—	$1.5	$.1
Receivables	14.2	2.6	—	12.8	8.5
Inventories	20.3	103.9	.1	10.2	5.5
Other current assets	.2	—	—	.5	.4
Property	8.1	469.8	.8	25.6	39.1
Goodwill	14.8	1,794.8	10.6	47.3	57.6
Other intangible assets	16.7	946.8	—	55.4	83.5
Other assets	—	—	—	.2	15.2

Total assets acquired	74.3	3,391.2	11.5	153.5	209.9

Accounts payable	(10.4)	—	—	(13.7)	(11.0)
Other current liabilities	(4.6)	(17.0)	(.7)	(1.4)	(3.2)
Long-term debt	—	(964.5)	—	—	—
Deferred income taxes	—	(448.0)	—	—	5.0
Other liabilities	(.1)	(74.0)	(.4)	(.8)	(15.2)

Total liabilities assumed	(15.1)	(1,503.5)	(1.1)	(15.9)	(24.4)

Net assets acquired	$59.2	$1,887.7	$10.4	$137.6	$185.5

Fiscal 2009
     In a cash transaction on March 20, 2009, the Company acquired Harvest Manor Farms, LLC, a leading manufacturer of high quality private label and Hoody’s branded snack nuts with annual net sales of approximately $180. Harvest Manor Farms operates a manufacturing facility in El Paso, TX and is now part of Ralcorp’s Snacks segment. The assigned goodwill is deductible for tax purposes. The purchase price allocation included $16.5 of customer relationships and trademarks subject to amortization over a weighted average amortization period of approximately 13 years.
Fiscal 2008
     On August 4, 2008, the Company acquired Post Foods from Kraft Foods Inc. Ralcorp issued 30,465,318 shares of its common stock and assumed $964.5 of debt. For accounting purposes, the market price of the shares was assumed to be $58.70 per share, which was the average daily closing market price for three business days before and after the announcement of the acquisition (November 15, 2007). Post Foods, which is included in the Cereals segment, is the third-largest branded ready-to-eat cereal manufacturer in the U.S., with over 100 years of history in the industry. Post Foods operates manufacturing facilities in Battle Creek, MI, Modesto, CA, Jonesboro, AR, and Niagara Falls, ON (Canada). The assigned goodwill is not deductible for tax purposes. The purchase price allocation included $701.7 of brand related intangibles assigned indefinite useful lives as well as $245.1 of customer relationships, brand related intangibles, and other intangibles subject to amortization over a weighted average amortization period of approximately 20 years. Finished goods inventory acquired in the acquisition was valued essentially as if Ralcorp were a distributor purchasing the inventory. This resulted in a one-time allocation of purchase price to acquired inventory which was $23.4 higher than the historical manufacturing cost of the inventory. All of the $23.4 inventory valuation adjustment was recognized in cost of products sold during fiscal 2008. The Company is also incurring significant costs related to the transitioning of Post Foods into Ralcorp operations, which are expected to continue into fiscal 2010. During fiscal 2009, the Company completed its analyses of deferred income tax liabilities, property, identifiable intangibles, and other assets and liabilities acquired, and adjusted goodwill by a total of $80.9 (primarily due to a $77.9 reduction in estimated acquired deferred income tax liabilities).

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
     On March 16, 2007, the Company acquired Bloomfield Bakers and its affiliate, Lovin Oven L.L.C., in a cash transaction. Bloomfield Bakers, which is included in Ralcorp’s Cereals segment, is a leading manufacturer of nutritional and cereal bars and natural and organic specialty cookies, crackers, and cereals. The acquired business, which had net sales of $188 for its fiscal year ended December 31, 2006, operates two leased manufacturing facilities in Azusa and Los Alamitos, CA and employs approximately 500 people. The assigned goodwill is deductible for tax purposes. The purchase price allocation included $55.4 of customer relationships and other intangibles subject to amortization over a weighted average amortization period of approximately 8 years.
     On November 10, 2006, the Company acquired Cottage Bakery, Inc. in a cash transaction. Cottage Bakery, a leading manufacturer of frozen par-baked breads and frozen dough sold in the in-store bakery and foodservice channels, operates one manufacturing facility in Lodi, CA and employs approximately 690 people. For its fiscal year ended June 30, 2006, Cottage Bakery had gross sales of approximately $125. The acquired business, which enhanced Ralcorp’s existing frozen bakery offerings, is reported within the Frozen Bakery Products segment. The assigned goodwill is not deductible for tax purposes. The purchase price allocation included $83.5 of customer relationships and other intangibles subject to amortization over a weighted average amortization period of approximately 14 years.
Pro Forma Information
     The following unaudited pro forma information shows Ralcorp’s results of operations as if the fiscal 2009 and 2008 business combinations had been completed as of the beginning of each period presented. These pro forma results may not necessarily reflect the actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations.

	2009	2008
Net sales	$3,977.8	$3,918.6
Net earnings	290.9	253.4
Basic earnings per share	5.17	4.44
Diluted earnings per share	5.09	4.45
Goodwill
     The changes in the carrying amount of goodwill by reportable segment (see Note 19) were as follows:

		Frozen
		Bakery		Sauces
	Cereals	Products	Snacks	& Spreads	Total
Balance, September 30, 2007	$40.1	$351.0	$139.4	$38.8	$569.3
Goodwill acquired	1,875.7	—	—	—	1,875.7
Purchase price allocation adjustment	7.1	4.9	—	—	12.0
Currency translation adjustment	—	(2.7)	—	—	(2.7)

Balance, September 30, 2008	$1,922.9	$353.2	$139.4	$38.8	$2,454.3
Goodwill acquired	—	—	14.8	—	14.8
Purchase price allocation adjustment	(80.9)	—	—	—	(80.9)
Income tax adjustments	—	(1.1)	—	—	(1.1)
Currency translation adjustment	(.3)	(.2)	—	—	(.5)

Balance, September 30, 2009	$1,841.7	$351.9	$154.2	$38.8	$2,386.6

NOTE 3 — RESTRUCTURING CHARGES
     In fiscal 2008, the Company closed its plant in Billerica, MA, and transferred the production to other facilities within the Snacks segment. In addition to employee termination benefits for approximately 90 employees, charges for this project included a write-off of abandoned property.
     In fiscal 2007, the Company closed its plant in Blue Island, IL, terminating 86 employees, and moved production to other facilities within the Frozen Bakery Products segment. In addition to employee termination benefits, charges for this project included costs to clean up the facility and a charge to write-off remaining inventories.
     There were no significant restructuring reserves at September 30, 2009 or 2008. The following table details the amounts included in the statements of earnings as “Restructuring charges” for fiscal 2009, 2008, and 2007, along with the corresponding cumulative charges for these restructuring projects through September 30, 2009. No significant future charges are expected for any of these projects.

	2009	2008	2007	Cumulative
Billerica — Employee termination benefits	$—	$1.1	$—	$1.1
Billerica — Write-off of abandoned property	—	.3	—	.3
Blue Island — Employee termination benefits	—	—	.7	.7
Blue Island — Other associated charges	.5	.3	.2	1.0

	$.5	$1.7	$.9	$3.1

NOTE 4 — INCOME TAXES

The provision for income taxes consisted of the following:

	2009	2008	2007
Current:
Federal	$178.1	$57.1	$40.9
State	24.9	7.1	2.8
Foreign	(.2)	.1	1.6

	202.8	64.3	45.3

Deferred:
Federal	(38.3)	22.0	(34.0)
State	(2.6)	3.5	(3.0)
Foreign	(5.0)	(3.1)	(.8)

	(45.9)	22.4	(37.8)

Income taxes	156.9	86.7	7.5
Deferred income taxes on equity earnings	5.6	7.7	4.8

Total provision for income taxes	$162.5	$94.4	$12.3

     The foreign deferred income taxes shown above include benefits of operating loss carryforwards of $10.5, $3.0, and $.5 in 2009, 2008, and 2007, respectively.
     A reconciliation of income taxes with amounts computed at the statutory federal rate follows:

	2009	2008	2007
Computed tax at federal statutory rate (35%)	$158.5	$91.7	$15.7
State income taxes, net of federal tax benefit	17.7	7.9	.1
Domestic production activities deduction	(7.2)	(2.8)	(1.1)
Adjustments to reserve for uncertain tax positions	.4	(.2)	(1.9)
Other, net (none in excess of 5% of computed tax)	(6.9)	(2.2)	(.5)

	$162.5	$94.4	$12.3

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets (liabilities) were as follows:

	September 30, 2009			September 30, 2008
	Assets	Liabilities	Net	Assets	Liabilities	Net
Current:
Accrued liabilities	$9.2	$—	$9.2	$9.2	$—	$9.2
Inventories	.1	—	.1	6.4	—	6.4
Other items	1.3	—	1.3	.9	—	.9

	10.6	—	10.6	16.5	—	16.5

Noncurrent:
Property	—	(158.3)	(158.3)	—	(223.8)	(223.8)
Intangible assets	—	(417.4)	(417.4)	—	(414.4)	(414.4)
Equity investment in Vail	—	—	—	—	(39.0)	(39.0)
Forward sale contracts	—	—	—	2.0	—	2.0
Pension	18.9	—	18.9	6.4	—	6.4
Other postretirement benefits	35.1	—	35.1	32.9	—	32.9
Deferred compensation	13.0	—	13.0	10.4	—	10.4
Insurance reserves	7.6	—	7.6	8.1	—	8.1
NOL and tax credit carryforwards	17.5	—	17.5	8.4	—	8.4
Other items	21.3	—	21.3	11.7	(.6)	11.1

	113.4	(575.7)	(462.3)	79.9	(677.8)	(597.9)

Total deferred taxes	124.0	(575.7)	(451.7)	96.4	(677.8)	(581.4)
Valuation allowance (noncurrent)	(2.3)		(2.3)	(3.7)		(3.7)

Net deferred taxes	$121.7	$(575.7)	$(454.0)	$92.7	$(677.8)	$(585.1)

     As of September 30, 2009, the Company had state operating loss carryforwards totaling approximately $11.3, of which approximately $1.4 will expire in 2011-2013 and $9.9 will expire in 2023-2029, and foreign operating loss carryforwards totaling approximately $44.1, which will expire in 2025-2029. As of September 30, 2009, the Company had state tax credit carryforwards totaling approximately $2.0, of which approximately $1.6 have no expiration date and the remainder will expire in 2016-2023. Due to the uncertainty of the realization of certain tax carryforwards (specifically due to a lack of evidence that sufficient taxable income would be generated in certain states), the Company carried a valuation allowance against these carryforward benefits in the amount of $1.8 as of September 30, 2008 and $1.7 as of September 30, 2007), which was management’s estimate of the amount of deferred tax assets that were not more likely than not to be realized. Based on significant increases in taxable income generated in the related states during the year and expected for future years, the Company reduced this portion of its valuation allowance to zero as of September 30, 2009.
     For fiscal 2009, 2008, and 2007, total foreign source earnings or loss before income taxes was less than $5.0. As of September 30, 2009, no provision for income taxes was made for approximately $19.1 of the cumulative undistributed earnings of one of the Company’s Canadian subsidiaries (other than approximately $1.5 of Canadian withholding taxes paid), because those earnings are not taxable in Canada (except for the withholding tax required by treaty) and would become taxable in the U.S. only to the extent that they are repatriated in the future. Since the Company considers the undistributed earnings to be permanently invested in Canada, the related deferred tax liability (which is estimated to be approximately $6.7 as of September 30, 2009) has not been recorded, and a valuation allowance was recorded against the foreign tax credit for the cumulative Canadian taxes paid of $2.3, $1.8, and $1.0 as of September 30, 2009, 2008, and 2007, respectively.

     The Company adopted the provisions of ASC 740, “Income Taxes,” related to unrecognized tax benefits as of October 1, 2007. Unrecognized tax benefits at that date and related accrued interest totaled approximately $1.8. Minor adjustments reduced the total amount to approximately $1.6 at September 30, 2008 and then increased it to approximately $2.0 at September 30, 2009, all of which would affect the effective tax rate if recognized. Federal returns for tax years after September 30, 2006 remain subject to examination, along with various state returns for the past two to seven years and Canadian returns for the past three years. Two state uncertainties are currently being addressed with the state taxing authority and are expected to be resolved within the next 12 months. Related unrecognized tax benefits totaling approximately $1.2 were classified as “Other current liabilities” on the balance sheet as of September 30, 2009, while approximately $.8 of unrecognized tax benefits were classified in “Other Liabilities.”
NOTE 5 — EQUITY INVESTMENT IN VAIL RESORTS, INC.
     On January 3, 1997, the Company sold its ski resorts holdings (Resort Operations) to Vail Resorts, Inc. (Vail) in exchange for 7,554,406 shares of Vail common stock (NYSE:MTN). In March 2006, the Company sold 100,000 of its shares of Vail Resorts for a total of $3.8. The shares had a carrying value of $1.2, so the transaction resulted in a $2.6 pre-tax gain. In August and September 2008, the Company sold and additional 368,700 shares for a total of $13.7. The shares had a carrying value of $6.6, so the transaction resulted in a $7.1 pre-tax gain. During 2009, the Company sold its remaining 7,085,706 shares (including those subject to forward sale contracts, as discussed in Note 6) for a total of $211.9. The shares had a carrying value of $141.3, so the transactions resulted in a $70.6 gain. The Company held no shares of Vail Resorts at September 30, 2009. As of September 30, 2008, the carrying value of the Company’s investment in Vail was $126.0 and the corresponding market value was $247.6.
     Vail’s fiscal year ends July 31, so the Company reports equity earnings on a two-month time lag. The Company’s ownership percentage was 20.2% as of July 31, 2008. Until June 2009, the equity method of accounting was appropriate because we had significant influence over Vail due to our ownership percentage and the fact that two of the Company’s directors (Messrs. Micheletto and Stiritz) served as directors of Vail.
     On January 3, 1997, the date of the exchange, the Company’s equity interest in the underlying net assets of Vail exceeded the net book value of the net assets contributed by the Company to Vail by $37.5. This excess was being amortized ratably to the investment in Vail over an estimated 20 years and was reduced proportionally by sales of shares. The unamortized excess was $14.5 as of September 30, 2008. The amount of retained earnings that represented undistributed earnings of Vail was $49.0 as of September 30, 2008.
     Vail’s summarized financial information follows:

	Year Ended	Year Ended	Year Ended
	July 31, 2009	July 31, 2008	July 31, 2007
Net revenues	$977.0	$1,152.2	$940.5
Total operating expenses	870.9	976.2	812.3

Income from operations	$106.1	$176.0	$128.2

Net income	$49.0	$102.9	$61.4

	July 31, 2009	July 31, 2008
Current assets	$229.0	$358.9
Noncurrent assets	1,655.5	1,567.1

Total assets	$1,884.5	$1,926.0

Current liabilities	$251.4	$367.0
Noncurrent liabilities	837.0	800.3
Minority interest	30.8	29.9
Stockholders’ equity	765.3	728.8

Total liabilities and stockholders’ equity	$1,884.5	$1,926.0

NOTE 6 — FORWARD SALE CONTRACTS
     During the quarter ended December 31, 2005, Ralcorp entered into a forward sale contract relating to 1.78 million shares of its Vail common stock with maturity dates of November 21, 2008 and November 22, 2010. During the quarter ended June 30, 2006, the Company entered into a similar agreement relating to 1.97 million additional shares, with maturity dates of November 18, 2009 and November 16, 2011. A third contract was entered into during the quarter ended December 31, 2006, relating to 1.2 million additional shares, with a maturity date of November 15, 2013. Ralcorp received $50.5, $60.0, and $29.5, respectively, under the discounted advance payment feature of the contracts. Amortization of the corresponding $11.0, $15.5, and $17.6 discounts is included in “Interest expense, net” on the statements of earnings and totaled $5.1 in 2009 and $8.7 in 2008. On November 21, 2008, the first tranche of the initial contract was settled and Ralcorp delivered 890,000 shares, and on June 4, 2009, all remaining contracts were settled and Ralcorp delivered 3,503,263 shares. The components of the total liability are shown in the following table.

	Value of	Accumulated	Total
	Advance	(Gain) Loss	Contract
	Proceeds	on Derivative	Liability
Advance proceeds received	$140.0	$—	$140.0
Amortization of discount	20.7	—	20.7
Gain on derivative component	—	(15.7)	(15.7)

Balance at September 30, 2008	$160.7	$(15.7)	$145.0
Amortization of discount	5.1	—	5.1
Gain on derivative component	—	(20.6)	(20.6)
Contract settlement	(165.8)	36.3	(129.5)

Balance at September 30, 2009	$—	$—	$—

     The forward sale agreements had a dual nature and purpose. The advance proceeds component acted as a financing arrangement collateralized by the underlying Vail shares. The derivative component, which was based on a price collar on Vail shares, acted as a hedge of the future sale of the underlying shares. Because Ralcorp accounted for its investment in Vail Resorts using the equity method, these contracts were not eligible for hedge accounting. Therefore, any gains or losses on the contracts, whether realized or unrealized, were immediately recognized in earnings.
NOTE 7 — EARNINGS PER SHARE
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

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Fiscal 2009
SARs at $56.56 per share	435,000	435,000	405,000	—
SARs at $66.07 per share	538,000	538,000	508,000	503,500
SARs at $65.45 per share	25,000	25,000	25,000	25,000
SARs at $58.79 per share	—	—	8,000	8,000

Fiscal 2008
SARs at $56.56 per share	435,000	435,000	435,000	435,000

Fiscal 2007
Stock options at $35.31 per share	10,281	—	—	—
Stock options at $45.25 per share	152,000	—	—	—
SARs at $48.99 per share	435,000	—	435,000	—
SARs at $56.56 per share	—	—	—	457,500

NOTE 8 — SUPPLEMENTAL EARNINGS STATEMENT AND CASH FLOW INFORMATION

	2009	2008	2007
Repair and maintenance expenses	$104.1	$71.0	$68.3
Advertising and promotion expenses	133.4	28.1	12.8
Research and development expenses	19.2	11.5	10.2
Interest paid	98.7	38.6	31.7
Income taxes paid, net of refunds	192.6	50.0	43.1
Cash received from the exercise of stock options	8.4	2.8	3.3
Tax benefits realized from exercised stock options and similar awards	6.8	1.1	2.2
NOTE 9 — SUPPLEMENTAL BALANCE SHEET INFORMATION

	September 30,
	2009	2008
Receivables, net
Trade	$122.2	$140.7
Other	15.7	19.8

	137.9	160.5
Allowance for doubtful accounts	(2.0)	(.4)

	$135.9	$160.1

Inventories
Raw materials and supplies	$152.4	$135.2
Finished products	217.0	204.4

	369.4	339.6
Allowance for obsolete inventory	(3.5)	(2.6)

	$365.9	$337.0

Accounts and Notes Payable
Trade	$147.6	$134.6
Book cash overdrafts	65.4	36.7
Other items	27.4	33.4

	$240.4	$204.7

Other Current Liabilities
Advertising and promotion	$52.0	$50.8
Compensation	49.8	34.5
Current portion of forward sale contracts	—	29.3
Current portion of long-term debt	45.6	.3
Other items	77.6	72.3

	$225.0	$187.2

Other Liabilities
Forward sale contracts	$—	$115.7
Other items	191.6	154.4

	$191.6	$270.1

NOTE 10 — SALE OF RECEIVABLES
     To provide additional liquidity, on September 24, 2001 the Company entered into an agreement to sell, on an ongoing basis, trade accounts receivable to a wholly owned, bankruptcy-remote subsidiary named Ralcorp Receivables Corporation (RRC). As of September 30, 2009, the accounts receivable of the Western Waffles, Cottage Bakery, Medallion, Bloomfield Bakers, Post Foods, and Harvest Manor businesses have not been incorporated into the sale agreement and were not being sold to RRC. RRC can then sell up to $75.0 of ownership interests in qualifying receivables to a bank commercial paper conduit, which issues commercial paper to investors. Ralcorp continues to service the receivables as agent for RRC and the bank conduit. RRC is a qualifying special purpose entity under ASC Topic 860, and the sale of Ralcorp receivables to RRC is considered a true sale for accounting, tax, and legal purposes. Therefore, the trade receivables sold and the related commercial paper borrowings are not recorded on Ralcorp’s consolidated balance sheets. However, the Company’s consolidated balance sheets reflect an investment in RRC that in substance represents a subordinated retained interest in the trade receivables sold. As of September 30, 2009, the outstanding balance of receivables (net of an allowance for doubtful accounts) sold to RRC was $134.4 and the Company elected not to sell any to the conduit, resulting in a retained interest of $134.4 reflected on the Company’s consolidated balance sheet as an “Investment in Ralcorp Receivables Corporation.” As of September 30, 2008, the outstanding balance of receivables sold to RRC was $106.5 and proceeds received from the conduit were $50.0, resulting in a retained interest of $56.5. Discounts related to the sale of receivables to the conduit totaled $.5 and $1.9 for the years ended September 30, 2009 and September 30, 2008 respectively, and are included on the statements of earnings in “Selling, general and administrative expenses”. The agreement contains cross-default language so that an event of default under any agreement governing “Material Indebtedness” of the Company would trigger an “Amortization Event” (each term as defined in the agreement).
NOTE 11 — ALLOWANCES FOR DOUBTFUL ACCOUNTS AND OBSOLETE INVENTORY

	2009	2008	2007
Allowance for Doubtful Accounts
Balance, beginning of year	$.4	$.6	$.4
Provision charged to expense	2.1	(.4)	—
Write-offs, less recoveries	—	(.1)	(.2)
Acquisitions	.1	—	.2
Transfers to Ralcorp Receivables Corporation	(.6)	.3	.2

Balance, end of year	$2.0	$.4	$.6

Allowance for Obsolete Inventory
Balance, beginning of year	$2.6	$2.2	$3.1
Provision charged to expense	8.5	8.1	4.9
Write-offs of inventory	(8.1)	(7.7)	(6.2)
Acquisitions	.5	—	.4

Balance, end of year	$3.5	$2.6	$2.2

NOTE 12 — DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING
     In the ordinary course of business, the Company is exposed to commodity price risks related to the acquisition of raw materials and supplies, interest rate risks related to debt, and foreign currency exchange rate risks related to our Canadian subsidiaries. Authorized individuals within the Company may utilize derivative financial instruments, including (but not limited to) futures contracts, option contracts, forward contracts and swaps, to manage certain of these exposures by hedging when it is practical to do so. The terms of these instruments generally do not exceed eighteen months for commodities, five years for interest rates, and two years for foreign currency. The Company is not permitted to engage in speculative or leveraged transactions and will not hold or issue financial instruments for trading purposes.

     As of September 30, 2009, the Company’s derivative instruments consisted of cash flow and fair value hedges on ingredients purchases (options, futures, and swaps) and cash flow hedges on variable interest payments (interest rate swap); and receipts of foreign currency-denominated accounts receivable (foreign exchange forward contracts). The Company hedges approximately 65% to 90% of our needs related to oats, wheat, corn, soybean oil, natural gas, and diesel fuel and 40% to 70% of our corrugate packaging needs over a six to twelve month period. Floating rate notes totaling $50.0 are swapped to fixed at 4.76% through December 2009. At September 30, 2009, the Company held foreign exchange forward contracts with a total notional amount of $48.0. During the past several years, the Company was party to forward sale contracts relating to some of its shares of Vail Resorts, Inc. common stock which were not designated as hedging instruments and which were settled in June 2009 (see Note 6).
     The following table shows the fair value and Balance Sheet location of the Company’s derivative instruments as of September 30, 2009, all of which were designated as hedging instruments under ASC Topic 815.

		Fair
	Balance Sheet Location	Value
Liability Derivatives:
Commodity contracts	Other current liabilities	$7.8
Interest rate contracts	Other current liabilities	.4
		$8.2

Asset Derivatives:
Foreign exchange contracts	Prepaid expenses and other current assets	$7.8
Commodity contracts	Prepaid expenses and other current assets	.2

		$8.0

     The following tables illustrate the effects of the Company’s derivative instruments on the Statement of Earnings and other comprehensive income (OCI) for the year ended September 30, 2009.

	Amount of			Location and Amount of
	Gain (Loss)		Location and Amount of	Gain (Loss) Recognized in
Derivatives in	Recognized in		Gain (Loss) Reclassified	Earnings [Ineffective Portion
ASC Topic 815 Cash Flow	OCI [Effective		from Accumulated OCI into	and Amount Excluded from
Hedging Relationships	Portion]		Earnings [Effective Portion]	Effectiveness Testing]
Commodity contracts	$(52.1)	Cost of products sold	$(51.0)	Cost of products sold	$.1
Foreign exchange contracts	4.0	SG&A	(4.7)	SG&A	—
Interest rate contracts	(6.7)	Interest expense, net	(2.6)	Interest expense, net	(.1)

	$(54.8)		$(58.3)		$—

Derivatives in
ASC Topic 815 Fair Value	Location of Gain (Loss)	Amount of Gain (Loss)
Hedging Relationships	Recognized in Earnings	Recognized in Earnings
Commodity contracts	Cost of products sold	$(.1)

Derivatives Not Designated
as Hedging Instruments	Location of Gain (Loss)	Amount of Gain (Loss)
Under ASC Topic 815	Recognized in Earnings	Recognized in Earnings
Equity contracts	Gain on forward sale contracts	$(17.6)
     Certain of the Company’s derivative instruments contain provisions that require the Company to post collateral when the derivatives in liability positions exceed a specified threshold. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on September 30, 2009 was $6.1, and the related collateral posted was $12.0.

NOTE 13 — FAIR VALUE MEASUREMENTS
     On October 1, 2008, the Company adopted FAS 157 (now included in ASC 820), which, among other things, requires enhanced disclosures about assets and liabilities measured at fair value. This adoption was limited to financial assets and liabilities.
     ASC 820 includes a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources, while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions. The fair value hierarchy consists of the following three levels:

Level 1	—	Inputs are quoted prices in active markets for identical assets or liabilities.

Level 2	—	Inputs are quoted prices of similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived principally from or corroborated by observable market data.

Level 3	—	Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.
     The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2009 and the basis for that measurement:

	Total	Level 1	Level 2
Assets
Marketable securities	$12.0	$12.0	$—
Derivative assets	8.0	—	8.0
Deferred compensation investment	19.9	19.9	—

	$39.9	$31.9	$8.0

Liabilities
Derivative liabilities	$8.2	$—	$8.2
Deferred compensation liabilities	29.6	—	29.6

	$37.8	$—	$37.8

     The Company’s marketable securities consist of U.S. Treasury Bills. Fair value for marketable securities is measured using the market approach based on quoted prices. The Company utilizes the income approach to measure fair value for its derivative assets and liabilities (which include commodity options and swaps, an interest rate swap, and foreign currency forward contracts). The income approach uses pricing models that rely on market observable inputs such as yield curves, currency exchange rates, and forward prices. The fair value of the deferred compensation investment is invested primarily in mutual funds and is measured using the market approach. This investment is in the same funds and purchased in substantially the same amounts as the participants’ selected investment options (excluding Ralcorp common stock equivalents), which represent the underlying liabilities to participants in the Company’s deferred compensation plans. Deferred compensation liabilities are recorded at amounts due to participants in cash, based on the fair value of participants’ selected investment options (excluding certain Ralcorp common stock equivalents to be distributed in shares) using the market approach.
     The carrying amounts reported on the consolidated balance sheets for cash and cash equivalents, receivables and accounts payable approximate fair value because of the short maturities of these financial instruments. The carrying amount of the Company’s variable rate long-term debt (Note 14) approximates fair value because the interest rates are adjusted to market frequently. Based on the discounted amount of future cash flows, using Ralcorp’s incremental rate of borrowing for similar debt, the Company’s fixed rate debt (which had a carrying amount of $1,581.1 as of September 30, 2009 and $1,220.8 as of September 30, 2008) had an estimated fair value of $1,800.3 as of September 30, 2009 and $1,122.6 as of September 30, 2008.

NOTE 14 — LONG-TERM DEBT
     Long-term debt consisted of the following at September 30:

	2009		2008
	Balance	Interest	Balance	Interest
	Outstanding	Rate	Outstanding	Rate
Fixed Rate Senior Notes, Series B	$58.0	4.24%	$87.0	4.24%
Fixed Rate Senior Notes, Series C	50.0	5.43%	50.0	5.43%
Fixed Rate Senior Notes, Series D	53.6	4.76%	64.3	4.76%
Fixed Rate Senior Notes, Series E	100.0	5.57%	100.0	5.57%
Fixed Rate Senior Notes, Series F	75.0	5.43%	75.0	5.43%
Floating Rate Senior Notes, Series G	50.0	0.86%	50.0	4.36%
Floating Rate Senior Notes, Series H	—	n/a	50.0	4.36%
Fixed Rate Senior Notes, Series I-1	75.0	5.56%	75.0	5.56%
Fixed Rate Senior Notes, Series I-2	25.0	5.58%	25.0	5.58%
Fixed Rate Senior Notes, Series J	100.0	5.93%	100.0	5.93%
Fixed Rate Senior Notes maturing 2018	577.5	7.29%	577.5	7.29%
Floating Rate Senior Notes maturing 2018	20.0	2.98%	20.0	5.33%
Fixed Rate Senior Notes maturing 2020	67.0	7.39%	67.0	7.39%
Fixed Rate Senior Notes maturing 2039	300.0	6.63%	—	n/a
Fixed Rate Senior Notes, Series 2009A	50.0	7.45%	—	n/a
Fixed Rate Senior Notes, Series 2009B	50.0	7.60%	—	n/a
Term Loan A-1	—	n/a	100.0	4.19%
Term Loan A-2	—	n/a	200.0	4.16%
Industrial Development Revenue Bond	5.6	1.00%	5.6	6.80%
$400 Revolving Credit Agreement	—	n/a	7.0	4.50%
Uncommitted credit arrangements	—	n/a	15.0	8.25%
Other	.3	Various	.4	Various

	$1,657.0		$1,668.8
Less: Current Portion	(45.6)		—

	$1,611.4		$1,668.8

     On December 22, 2003, the Company issued Fixed Rate Senior Notes, Series B, Series C, and Series D. Series B comprises $145.0 of 4.24% notes due December 2010 with annual amortization of principal beginning December 2006. Series C comprises $50.0 of 5.43% notes with bullet maturity in December 2013. Series D comprises $75.0 of 4.76% notes due December 2013 with annual amortization of principal beginning in December 2007.
     On December 21, 2005, the Company issued Fixed Rate Senior Notes, Series E and Series F, totaling $175.0. Series E comprises $100.0 of 5.57% notes due in 2015. Series F consists of $75.0 of 5.43% notes with maturity in 2012.
     On February 22, 2006, the Company issued Floating Rate Senior Notes, Series G and Series H, totaling $100.0 ($50.0 each). Borrowings under Series G and Series H incur interest at a rate of 3-month LIBOR plus 0.45%, adjusted quarterly, and mature on February 22, 2011. On August 23, 2009, the Company repaid Series H using a portion of the proceeds from the Senior Notes maturing 2039.
     On January 18, 2007, the Company issued Fixed Rate Senior Notes, Series I, totaling $100.0 in two tranches: $75.0 at 5.56% and $25.0 at 5.58%. One third of each tranche must be repaid on January 18, 2015, 2017, and 2019. On May 11, 2007, the Company issued Fixed Rate Senior Notes, Series J, comprised of $100.0 of 5.93% notes due in 2022.
     On August 4, 2008, the Company assumed ownership of the Fixed Rate Notes maturing 2018, the Floating Rate Notes maturing 2018, and the Fixed Rate Notes maturing 2020, totaling $964.5 in conjunction with the acquisition of Post Foods. The 2018 Fixed Rate Notes comprises $577.5 of 7.29% notes due August 15, 2018. The 2018 Floating Rate Notes total $20.0 and incur interest at a rate of 3-month LIBOR plus 2.54%, adjusted quarterly, and mature on August 15, 2018. The 2020 Fixed Rate Notes comprises $67.0 of 7.39% notes due August 15, 2020.

     On May 28, 2009, the Company issued Fixed Rate Senior Notes, Series 2009A and Series 2009B, totaling $100.0. Series 2009A comprises $50.0 of 7.45% notes due in May 2019. Series 2009B comprises $50.0 of 7.60% notes due in May 2021.
     The above note agreements are unsecured but contain certain representations, warranties, covenants, and conditions customary to agreements of this nature. The covenants include requirements that “Total Debt” not exceed 3.5 times “Adjusted EBITDA” and that “Consolidated Adjusted Net Worth” remain above a certain minimum amount (each term as defined in the note agreements). However, if the Company elects to pay additional interest, its ratio of “Total Debt” to “Adjusted EBITDA” may exceed the 3.5 to 1 limit, but be no greater than 4 to 1, for a period not to exceed 12 consecutive months. If these covenants are violated and cannot be remedied within the 30 days allowed, the noteholders may choose to declare any outstanding notes to be immediately due and payable.
     Through the acquisition of The Red Wing Company, Inc. in 2000, the Company acquired an Industrial Development Revenue Bond in the amount of $5.6, which bears interest at a variable rate and matures on March 31, 2010.
     On July 18, 2008, the Company entered into a $400 Revolving Credit Agreement. Borrowings under the agreement incur interest at the Company’s choice of either (1) LIBOR plus the applicable margin rate (currently 1.50%) or (2) the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate, and (c) the “Base CD Rate” plus 1%. Such borrowings are unsecured and mature on July 18, 2011. The credit agreement calls for a commitment fee calculated as a percentage (currently 0.25%) of the unused portion, and contains certain representations, warranties, covenants, and conditions customary to credit facilities of this nature. The covenants include requirements that “EBIT” be at least three times “Consolidated Interest Expense”, and that “Total Debt” not exceed 3.75 times “Adjusted EBITDA” (each term as defined in the agreement).
     On August 4, 2008, the Company assumed ownership of $100 Term Loan A-1 and $200 Term Loan A-2 in conjunction with its acquisition of Post Foods. Borrowings under these agreements incur interest at the Company’s choice of either (1) LIBOR plus the applicable margin rate (currently 1.50%) or (2) the highest of (a) the prime rate, (b) the secondary market rate for three-month certificates of deposit (adjusted for statutory reserve requirements) plus 1%, and (c) the federal funds effective rate plus 0.5%, in each case plus a margin of from 0% to 0.50%, depending on Ralcorp’s leverage ratio. Term Loan A-1 was paid off on October 6, 2008, prior to its August 3, 2009 maturity date, by borrowing against the $400 Revolving Credit Agreement. Term Loan A-2 was paid off on September 2, 2009, prior to its maturity date of August 2, 2013, using a portion of the proceeds from the Fixed Rate Senior Notes maturing 2039.
     On August 14, 2009, the Company issued $300.0 aggregate principal amount of its 6.625% Senior Notes maturing 2039. The notes were priced at 99.702% of par value (before initial purchasers’ discount). The net proceeds from the offering were used to refinance certain indebtedness and for general corporate purposes. In connection with the sale of the notes, Ralcorp is required to file a registration statement with the SEC relating to an offer to exchange the notes issued in the offering for publicly tradable notes having substantially identical terms in accordance with SEC interpretations or to file a shelf registration statement relating to the resale of the notes under certain circumstances.
     As of September 30, 2009 and 2008, the Company had $25.3 and $24.0, respectively, in letters of credit and surety bonds outstanding with various financial institutions, principally related to self-insurance requirements. Also as of September 30, 2008, the Company had entered into uncommitted credit arrangements with banks that totaled $15.0. The $15.0 outstanding under these arrangements at September 30, 2008 matured October 1, 2008. There were no uncommitted credit arrangements in place as of September 30, 2009.
     As of September 30, 2009, aggregate maturities of long-term debt are as follows: $45.6 in fiscal 2010, $89.8 in fiscal 2011, $10.7 in fiscal 2012, $85.7 in fiscal 2013, $60.7 in fiscal 2014, and $1,364.5 thereafter. Approximately $164.7 of the debt outstanding at September 30, 2008, was required to be repaid in fiscal 2009 but was reclassified as long-term based upon management’s intent and ability to refinance it on a long-term basis. As of September 30, 2009, management expects to reduce debt as scheduled over the next 12 months, so the current portion has been classified in “Other current liabilities” on the consolidated balance sheet.

NOTE 15 — COMMITMENTS AND CONTINGENCIES
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
     In May 2009, a customer notified the Company that it was seeking to recover out-of-pocket costs and damages associated with the customer’s recall of certain peanut butter-based products. The customer recalled those products in January 2009 because they allegedly included ingredients that had the potential to be contaminated with salmonella. The customer’s recall stemmed from the U.S. Food and Drug Administration and other authorities’ investigation of Peanut Corporation of America, which supplied the Company with peanut paste and other ingredients. In accordance with the Company’s contractual arrangements with the customer, the parties have submitted these claims to mediation, which remains ongoing. At the present time, the amount of liability, if any, associated with this issue cannot be determined with any certainty. However, based upon present information, the Company does not believe that its ultimate liability, if any, arising from this claim will be material to the Company’s earnings, financial position or cash flows.
Lease Commitments
     Future minimum rental payments under noncancelable operating leases in effect as of September 30, 2009 were $12.7, $12.0, $10.3, $7.4, $5.6, and $12.2 for fiscal 2010, 2011, 2012, 2013, 2014, and thereafter, respectively.
     Rent expense for all operating leases was $18.9, $15.0, and $18.6 in fiscal 2009, 2008, and 2007, respectively, net of sublease income of $.1 each year.
Container Supply Agreement
     During fiscal 2002, the Company entered into a ten-year agreement to purchase certain containers from a single supplier (and added additional containers through amendments in fiscal 2003 and 2004). It is believed that the agreement was related to the supplier’s financing arrangements regarding the container facility. The Company’s total purchases under the agreement were $26.3 in fiscal 2009, $26.8 in fiscal 2008, and $26.2 in fiscal 2007. Cumulatively, the Company has purchased approximately 782 million containers as of September 30, 2009. Generally, to avoid a shortfall payment requirement, the Company must purchase approximately 493 million additional containers by the end of the ten-year term. The minimum future payment obligation is currently estimated at $2.3.
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

NOTE 16 — PENSION AND OTHER POSTRETIREMENT BENEFITS
     The Company sponsors qualified and supplemental noncontributory defined benefit pension plans and other postretirement benefit plans for certain of its employees. The Company uses its fiscal year end as the measurement date for the plans.
     The following table provides a reconciliation of the changes in the plans’ benefit obligations and fair value of assets over the two-year period ended September 30, 2009, and a statement of the funded status and amounts recognized in the consolidated balance sheets as of September 30 of both years.

	Pension Benefits		Other Benefits
	2009	2008	2009	2008
Change in benefit obligation
Benefit obligation at beginning of year	$172.5	$187.3	$84.0	$23.1
Service cost	5.1	2.9	3.2	.6
Interest cost	12.6	11.3	6.0	2.0
Plan participants’ contributions	.8	.1	—	—
Actuarial loss (gain)	36.2	(30.3)	7.1	(5.2)
Benefits paid	(8.7)	(9.0)	(1.9)	(1.6)
Medicare reimbursements	—	—	.1	.1
Amendments	2.9	—	(7.1)	—
Acquisitions	.5	10.2	(3.0)	65.0
Currency translation	—	—	(.1)	—

Benefit obligation at end of year	$221.9	$172.5	$88.3	$84.0

Change in fair value of plan assets
Fair value of plan assets at beginning of year	$155.6	$184.9	$—	$—
Actual return on plan assets	18.6	(21.0)	—	—
Employer contributions	6.1	.6	1.7	1.6
Plan participants’ contributions	.8	.1	—	—
Medicare reimbursements	—	—	.2	—
Benefits paid	(8.7)	(9.0)	(1.9)	(1.6)

Fair value of plan assets at end of year	$172.4	$155.6	$—	$—

Funded status	(49.5)	(16.9)	(88.3)	(84.0)

Amounts recognized in assets or liabilities
Other current liabilities	$(.6)	$(.6)	$(2.2)	$(1.5)
Other liabilities	(48.9)	(16.3)	(86.1)	(82.5)

Net amount recognized	$(49.5)	$(16.9)	$(88.3)	$(84.0)

Amounts recognized in accumulated other comprehensive loss
Net actuarial loss	$66.7	$34.1	$6.6	$(.4)
Prior service cost	2.6	—	(7.1)	(.1)

Total	$69.3	$34.1	$(.5)	$(.5)

Weighted-average assumptions used to determine benefit obligation
Discount rate	6.00%	7.30%	6.00%	7.30%
Rate of compensation increase	3.25%	3.25%	3.25%	3.25%

     The accumulated benefit obligation exceeded the fair value of plan assets for each pension plan, and the aggregate accumulated benefit obligation for pension plans was $208.1 at September 30, 2009 and $164.1 at September 30, 2008.
     The following tables provide the components of net periodic benefit cost for the plans and amounts recognized in other comprehensive income. The estimated net actuarial loss and prior service cost expected to be reclassified from accumulated other comprehensive loss into net periodic benefit cost during 2010 related to pension is $3.6 and $.3, respectively. The amounts related to other benefits are zero and a credit of $1.3, respectively.

	Pension Benefits			Other Benefits
	2009	2008	2007	2009	2008	2007
Components of net periodic benefit cost
Service cost	$5.1	$2.9	$2.6	$3.2	$.6	$.1
Interest cost	12.6	11.3	11.1	6.0	2.0	1.3
Expected return on plan assets	(15.2)	(14.9)	(14.5)	—	—	—
Recognized net actuarial loss	.3	2.6	4.2	—	.2	.1
Recognized prior service cost	.3	—	—	—	—	—

Net periodic benefit cost	$3.1	$1.9	$3.4	$9.2	$2.8	$1.5

Weighted-average assumptions used to determine net benefit cost
Discount rate	7.30%	6.15%	5.95%	7.30%	6.15%	5.95%
Rate of compensation increase	3.25%	3.25%	3.50%	3.25%	3.25%	3.50%
Expected return on plan assets	8.75%	8.75%	9.00%	n/a	n/a	n/a

Changes in plan assets and benefit obligation recognized in other comprehensive income
Net loss (gain)	$32.8	$5.6	$—	$7.1	$(5.2)	$—
Recognized loss	(.3)	(2.6)	—	—	(.2)	—
Prior service cost (credit)	3.0	—	—	(7.1)	—	—
Recognized prior service cost	(.3)	—	—	—	—	—

Total recognized in other comprehensive income (before tax effects)	$35.2	$3.0	$—	$—	$(5.4)	$—

     The expected return on pension plan assets was determined based on historical and expected future returns of the various asset classes, using the target allocation. The broad target allocations are 70% equity securities (comprised of 56% U.S. equities and 14% foreign equities) and 30% debt securities. At September 30, 2009, equity securities were 74% and debt securities were 21%, and other was 5% of the fair value of total plan assets, approximately 88% of which was invested in passive index funds. At September 30, 2008, equity securities were 61% and debt securities were 37%, and other was 2% of the fair value of total plan assets, approximately 82% of which was invested in passive index funds. The allocation guidelines were established based on the Company’s determination of the appropriate risk posture and long-term objectives.
     For September 30, 2009 measurement purposes, the assumed annual rate of increase in the future per capita cost of covered health care benefits was 8.5% for 2010, declining gradually to an ultimate rate of 5% for 2017 and beyond. For September 30, 2008 measurement purposes, the assumed annual rate of increase in the future per capita cost of covered health care benefits was 9% for 2009, declining gradually to an ultimate rate of 5% for 2017 and beyond. A 1% change in assumed health care cost trend rates would result in the following changes in the accumulated postretirement benefit obligation and in the total service and interest cost components for fiscal 2009.

	Increase	Decrease
Effect on postretirement benefit obligation	$15.2	$(12.4)
Effect on total service and interest cost	1.8	(1.5)

     As of September 30, 2009, expected future benefit payments and related federal subsidy receipts (Medicare Part D) in the next ten fiscal years were as follows:

						2015-
	2010	2011	2012	2013	2014	2019
Pension benefits	$10.1	$9.5	$10.8	$11.7	$12.7	$80.5
Other benefits	2.4	2.5	2.8	3.2	3.7	28.2
Subsidy receipts	(.2)	(.2)	(.2)	(.3)	(.3)	(2.4)
     Other than those made as benefit payments in unfunded plans and participant contributions, no significant contributions are currently expected to be paid to the plans during fiscal 2010.
     In addition to the defined benefit plans described above, Ralcorp sponsors defined contribution [401(k)] plans under which it makes matching and profit sharing contributions. The costs of these plans were $9.4, $5.9, and $5.9 for the years ended September 30, 2009, 2008, and 2007, respectively. The Company also contributed $1.4, $1.1, and $1.1 to multiemployer pension plans in each of these years, respectively.
NOTE 17 — SHAREHOLDERS’ EQUITY
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
     At September 30, 2009, accumulated other comprehensive loss included a $7.0 net loss on cash flow hedging instruments after taxes and $41.9 in net postretirement benefit liability adjustments after taxes (see Note 16), partially offset by an $8.0 foreign currency translation adjustment. At September 30, 2008, accumulated other comprehensive loss included a $10.2 net loss on cash flow hedging instruments after taxes and $21.2 in net postretirement benefit liability adjustments after taxes, partially offset by an $11.1 foreign currency translation adjustment.
NOTE 18 — STOCK-BASED COMPENSATION PLANS
     On February 8, 2007, the Company’s shareholders adopted the 2007 Incentive Stock Plan. Effective October 1, 2008 the Plan was amended and restated to reflect requirements of Section 409A. The 2007 Incentive Stock Plan became the Amended and Restated 2007 Incentive Stock Plan (Plan), which reserves shares to be used for various stock-based compensation awards and replaces the 2002 Incentive Stock Plan. The Plan provides that eligible employees may receive stock option awards, stock appreciation rights and other stock awards payable in whole or part by the issuance of stock. At September 30, 2009, 2,238,407 shares were available for future awards under the Plan, excluding the potential reduction due to future exercises of stock appreciation rights or to future distributions from deferred compensation plans (discussed herein).
     Total compensation cost for share-based payment arrangements recognized in the years ended September 30, 2009, 2008, and 2007 was $13.4, $11.5, and $8.2, respectively, and the related recognized deferred tax benefit for each of those years was $5.3, $4.4, and $3.1, respectively. As of September 30, 2009, the total compensation cost related to nonvested awards not yet recognized was $22.1, which is expected to be recognized over a weighted average period of 2.7 years.

Stock Options
     Changes in nonqualified stock options outstanding are summarized in the following table. Most of the options are exercisable beginning from three to six years after date of grant and have a maximum term of ten years.

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Term	Value
Outstanding at September 30, 2008	1,448,836	$25.84
Granted	—	—
Exercised	(434,808)	19.26
Forfeited	(1,414)	31.42

Outstanding at September 30, 2009	1,012,614	28.66	3.6 years	$30.2

Vested and expected to vest as of September 30, 2009	1,012,027	28.66	3.6 years	$30.2

Exercisable at September 30, 2009	926,907	28.41	3.5 years	27.9

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
     The Company uses treasury shares to settle options exercised. The total intrinsic value of stock options exercised was $17.0, $3.1, and $6.2 in fiscal 2009, 2008, and 2007, respectively.
Stock Appreciation Rights
     Information about the Company’s stock appreciation rights (SARs) is summarized in the following table. Upon exercise, the SAR holder will receive the number of shares of Ralcorp common stock equal in value to the difference between the exercise price and the fair market value at the date of exercise, less all applicable taxes.

			Weighted
		Weighted	Average
	Stock	Average	Remaining	Aggregate
	Appreciation	Exercise	Contractual	Intrinsic
	Rights	Price	Term	Value
Outstanding at September 30, 2008	1,862,500	$54.74
Granted	67,000	61.32
Exercised	(10,665)	42.00
Forfeited	(100,500)	57.06

Outstanding at September 30, 2009	1,818,335	54.93	7.9 years	$10.7

Vested and expected to vest as of September 30, 2009	1,767,405	54.79	7.9 years	10.5

Exercisable at September 30, 2009	375,644	44.56	6.4 years	5.2

     The fair value of each SAR was estimated on the date of grant using the Black-Scholes valuation model, as described under the heading “Stock Options” above. The weighted average assumptions and fair values for SARs granted each year were as follows:

	2009	2008	2007
Expected term	7.0 years	6.4 years	6.0 years
Expected stock price volatility	30.5%	30.0%	29.0%
Risk-free interest rate	2.70%	3.31%	4.30%
Expected dividends	0%	0%	0%
Fair value (per right)	$22.68	$24.20	$21.22
     The Company uses treasury shares to settle SARs exercised. The total intrinsic value of SARs exercised was $.2, $.1, and zero in fiscal 2009, 2008, and 2007, respectively.

Restricted Stock Awards
     Information about the Company’s restricted stock awards (nonvested stock) is summarized in the following table. Approximately 59,755, 37,755, 37,755, 42,833, 42,833, and 42,834 shares are scheduled to vest in fiscal 2011, 2012, 2013, 2014, 2015, and 2016, respectively, but would vest immediately in the event of a qualifying retirement or involuntary termination (other than for cause). The grant date market value of each award is recorded as a reduction of shareholders’ equity and amortized on a straight-line basis over the expected vesting period. The total fair value of restricted stock awards that vested during fiscal 2009, 2008, and 2007 was $.9, zero, and zero, respectively.

		Weighted
		Average
		Grant Date
	Number	Fair Value
Nonvested at September 30, 2008	323,301	$50.34
Granted	865	57.79
Vested	(25,401)	34.80
Forfeited	(35,000)	55.20

Nonvested at September 30, 2009	263,765	51.22

Other Stock-Based Compensation Awards
     On August 4, 2008, the Company granted a restricted incentive award to certain Post Foods employees. The award, which will be paid in cash on August 4, 2011, will be equal to the value of 15,600 shares of the Company’s stock on that day. The estimated fair value of the payout is being accrued on a straight-line basis over the period from August 4, 2008 to August 4, 2011. Related expense recorded for fiscal 2009 and 2008 was $.3 and $.1, respectively.
     On September 25, 2008, the Board of Directors approved a long-term cash incentive award for the corporate officers. The incentive is tied to stock price improvements driven by the successful integration of the Post Foods acquisition and continued improvement of existing businesses, as well as continued employment. As of September 30, 2009, the maximum incentive award totaled $12.0 for all corporate officers and will be paid if, for twenty consecutive trading days between June 1 and December 30, 2010, the Company’s stock price maintains an average closing price of at least $85.00 per share. A graduated reduced payout will be made if the Company’s highest 20-day average stock price during that period is below $85.00 but above $80.00 per share. The estimated fair value of the payout (based upon the Company’s current assessment of the likelihood of the achievement of stock price targets) is being accrued on a straight-line basis over the period from September 25, 2008 to December 30, 2010. Related expense recorded for fiscal 2009 and 2008 was $1.0 and zero, respectively.
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

     The Executive Savings Investment Plan generally allows eligible employees to defer up to 44% of their cash compensation. However, once they have reached the legislated maximum annual pre-tax contribution to the Company’s Savings Investment Plan [401(k)] or their compensation exceeds the legislated maximum compensation that can be recognized under that plan, they are eligible to defer an additional 2% to 6% of their cash compensation, a portion of which receives a Company matching contribution that vests at a rate of 25% for each year of Company service. Deferrals may be made in the Equity Option or in the Vanguard Funds. Under this plan, deferrals into the Equity Option are distributed in Ralcorp stock, while deferrals into the Vanguard Funds are distributed in cash.
     Matching contributions related to these deferred compensation plans resulted in additional compensation expense of approximately $.5, $.4, and $.3 for fiscal 2009, 2008, and 2007, respectively. Market adjustments to the liability and investment related to these plans resulted in a pretax gain of $1.3 for fiscal 2009, and pretax expense of $1.5 and $.9 for fiscal 2008 and 2007, respectively.
NOTE 19 — SEGMENT INFORMATION
     Effective October 1, 2008, the Company reorganized its management reporting and realigned its reportable segments in accordance with ASC Topic 280, “Segment Reporting.”
     Historically, the Company was comprised of the following reportable business segments:
•	Cereals, Crackers & Cookies (including branded and store brand cereals, nutritional bars, crackers, cookies, and chips);

•	Frozen Bakery Products (including frozen griddle products, frozen bread products, frozen dessert products, and frozen dough and dry mixes for bakery foods);

•	Dressings, Syrups, Jellies & Sauces (including store brand shelf-stable dressings, syrups, peanut butter, jellies, salsas and various sauces, and branded non-alcoholic drink mixes); and

•	Snack Nuts & Candy (including nuts and chocolate candy).
     Effective as of the beginning of fiscal 2009, the reportable segments were changed as follows:
•	the cracker, cookie and chip business has been aggregated with the nuts and candy business in a segment renamed Snacks;

•	the branded ready-to-eat cereal business and the store brand ready-to-eat and hot cereal and nutritional bar business continue to be aggregated in a segment renamed Cereals;

•	the name of the Dressings, Syrups, Jellies & Sauces segment was changed to Sauces & Spreads; and

•	there was no change to Frozen Bakery Products.
     Management evaluates each segment’s performance based on its profit contribution, which is profit or loss from operations before income taxes, interest, costs related to restructuring activities, and other unallocated corporate income and expenses.
     The accounting policies of the segments are the same as those described in Note 1. The Company’s revenues were primarily generated by sales within the United States; foreign sales were immaterial (approximately 2% of total net sales). As of September 30, 2009, all of the Company’s long-lived assets were located in the United States except for property located in Canada with a net carrying value of approximately $114.2. There were no material intersegment revenues (less than 1% of total net sales). In fiscal 2009, one customer accounted for $738.7, or approximately 19%, of total net sales. Each of the segments sells products to this major customer.

     The following tables present information about reportable segments as of and for the years ended September 30. Note that “Additions to property and intangibles” excludes additions through business acquisitions (see Note 2).

	2009	2008	2007
Net sales
Cereals	$1,873.9	$936.5	$554.9
Frozen Bakery Products	694.8	711.8	619.6
Snacks	793.7	687.0	634.5
Sauces & Spreads	529.5	489.1	424.4

Total	$3,891.9	$2,824.4	$2,233.4

Profit contribution
Cereals	$342.6	$118.1	$58.3
Frozen Bakery Products	69.1	63.7	70.4
Snacks	79.5	47.1	50.9
Sauces & Spreads	38.1	15.7	13.7

Total segment profit contribution	529.3	244.6	193.3
Interest expense, net	(99.0)	(54.6)	(42.3)
Gain (loss) on forward sale contracts	17.6	111.8	(87.7)
Gain on sale of securities	70.6	7.1	—
Restructuring charges	(.5)	(1.7)	(.9)
Acquired inventory valuation adjustment	(.4)	(23.4)	—
Stock-based compensation expense	(13.4)	(11.5)	(8.2)
Post Foods transition and integration costs	(31.6)	(7.9)	—
Other unallocated corporate expenses	(35.1)	(23.9)	(23.7)

Earnings before income taxes and equity earnings	$437.5	$240.5	$30.5

Additions to property and intangibles
Cereals	$50.6	$18.1	$8.8
Frozen Bakery Products	12.3	14.6	20.4
Snacks	23.1	21.6	15.8
Sauces & Spreads	6.5	5.1	3.8
Corporate	22.5	3.7	2.9

Total	$115.0	$63.1	$51.7

Depreciation and amortization
Cereals	$71.3	$29.5	$14.4
Frozen Bakery Products	35.4	36.3	33.3
Snacks	22.4	20.2	21.8
Sauces & Spreads	8.7	8.3	8.2
Corporate	6.9	5.2	4.7

Total	$144.7	$99.5	$82.4

Assets, end of year
Cereals	$3,621.2	$3,762.1	$265.9
Frozen Bakery Products	723.9	788.7	811.4
Snacks	451.5	369.3	372.2
Sauces & Spreads	152.5	156.4	140.5

Total segment assets	4,949.1	5,076.5	1,590.0
Investment in Ralcorp Receivables Corporation	134.4	56.5	55.3
Investment in Vail Resorts, Inc.	—	126.0	110.9
Other unallocated corporate assets	368.7	84.9	96.9

Total	$5,452.2	$5,343.9	$1,853.1

NOTE 20 — QUARTERLY FINANCIAL DATA (UNAUDITED)
     The results for any single quarter are not necessarily indicative of the Company’s results for any other quarter or the full year. Due to the Company’s equity interest in Vail (see Note 5), which typically yielded more than the entire year’s equity income during the Company’s second and third fiscal quarters, net earnings of the Company were seasonal. In addition, certain aspects of the Company’s operations (especially in the Snacks segment, hot cereal portion of the Cereals segment, and in-store bakery portion of the Frozen Bakery Products segment) are somewhat seasonal with a slightly higher percentage of sales and segment profit contribution expected to be recorded in the first and fourth fiscal quarters. Selected quarterly financial data is shown below. The gain (loss) on forward sale contracts, gain on sale of securities, Post Foods transition and integration costs, inventory valuation adjustments on acquisitions, and restructuring charges are unusual or infrequently occurring items and are described in Note 6, Note 5, Note 3, and Note 2 respectively.

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year
Fiscal 2009
Net sales	$968.2	$946.5	$994.0	$983.2	$3,891.9
Gross profit	246.3	259.4	273.8	278.3	1,057.8
Gain (loss) on forward sale contracts	22.5	19.6	(24.5)	—	17.6
Gain on sale of securities	15.8	—	28.0	26.8	70.6
Post Foods transition and integration costs	(7.1)	(7.8)	(13.2)	(3.5)	(31.6)
Acquired inventory valuation adjustment	—	—	(.4)	—	(.4)
Restructuring charges	(.1)	(.2)	(.1)	(.1)	(.5)
Net earnings	65.5	70.2	74.8	79.9	290.4
Diluted earnings per share	1.15	1.23	1.31	1.40	5.09

Fiscal 2008
Net sales	$650.7	$641.6	$658.6	$873.5	$2,824.4
Gross profit	113.4	102.6	114.9	175.4	506.3
Gain on forward sale contracts	37.8	24.5	21.7	27.8	111.8
Gain on sale of securities	—	—	—	7.1	7.1
Post Foods transition and integration costs	—	—	(1.6)	(6.3)	(7.9)
Acquired inventory valuation adjustment	—	—	—	(23.4)	(23.4)
Restructuring charges	(.7)	(.7)	(.3)	—	(1.7)
Net earnings	42.4	38.5	45.8	41.1	167.8
Diluted earnings per share	1.61	1.46	1.73	.90	5.38
NOTE 21 — SUBSEQUENT EVENTS
     The Company has evaluated subsequent events through November 30, 2009, the date on which the financial statements presented herein were issued as part of its Annual Report on Form 10-K for the period ended September 30, 2009.
     Effective as of the beginning of fiscal 2010, management reporting was revised to combine the Snacks business and the Sauces & Spreads business, so future segment reporting will reflect this combination as the Snacks, Sauces & Spreads segment.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
     The Company’s management, with the participation of the Company’s Co-Chief Executive Officers and its Controller and Chief Accounting Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2009. Based upon that evaluation, the Co-Chief Executive Officers and the Controller and Chief Accounting Officer have concluded that, as of September 30, 2009, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information that is required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including its Co-Chief Executive Officers and its Controller and Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.
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
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The information regarding directors under the headings “ELECTION OF DIRECTORS,” “INFORMATION ABOUT RALCORP’S BOARD OF DIRECTORS,” “BOARD GOVERNANCE,” and “OTHER MATTERS — Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2010 Notice of Annual Meeting and Proxy Statement is hereby incorporated by reference. Information regarding Executive Officers of the Company is included under Item 4A of Part I.
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
ITEM 11. EXECUTIVE COMPENSATION
     Information appearing under the headings “EXECUTIVE COMPENSATION” and “DIRECTOR COMPENSATION” in the Company’s 2010 Notice of Annual Meeting and Proxy Statement is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The discussion of the security ownership of certain beneficial owners and management appearing under the headings “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS” and “SECURITY OWNERSHIP OF MANAGEMENT” and equity compensation plan information under the heading “EQUITY COMPENSATION PLAN INFORMATION FOR FISCAL YEAR END” in the Company’s 2010 Notice of Annual Meeting and Proxy Statement is hereby incorporated by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     Information appearing under the heading “CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS” and “BOARD GOVERNANCE” of the Company’s 2010 Notice of Annual Meeting and Proxy Statement is hereby incorporated by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information under the heading “OTHER MATTERS — Fees Paid To PricewaterhouseCoopers LLP” in the Company’s 2010 Notice of Annual Meeting and Proxy Statement is hereby incorporated by reference.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Documents filed as a part of this report:
1.	Financial Statements. The following are filed as a part of this document under Item 8.
—Management’s Report on Internal Control over Financial Reporting
—Report of Independent Registered Public Accounting Firm
—Consolidated Statements of Earnings for years ended September 30, 2009, 2008 and 2007
—Consolidated Balance Sheets at September 30, 2009 and 2008
—Consolidated Statements of Cash Flows for years ended September 30, 2009, 2008 and 2007
—Consolidated Statements of Shareholders’ Equity for the three years ended September 30, 2009
—Notes to Consolidated Financial Statements
2.	Financial Statement Schedules. None. Schedules not included have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits. See the Exhibit Index that appears at the end of this document and which is incorporated herein. Exhibits 10.11 through 10.68 are management compensation plans or arrangements.

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, Ralcorp Holdings, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
RALCORP HOLDINGS, INC.

By:	/s/ Kevin J. Hunt	By:	/s/ David P. Skarie
	Kevin J. Hunt		David P. Skarie
	Co-Chief Executive Officer and President		Co-Chief Executive Officer and President
November 30, 2009
     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints G. A. Billhartz and T. G. Granneman and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resolution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin J. Hunt	Director and Co-Chief Executive Officer	November 30, 2009
Kevin J. Hunt	and President (Principal Executive Officer)

/s/ David P. Skarie	Director and Co-Chief Executive Officer	November 30, 2009
David P. Skarie	and President (Principal Executive Officer)

/s/ Thomas G. Granneman	Corporate Vice President and	November 30, 2009
Thomas G. Granneman	Controller (Principal Accounting Officer)

/s/ Bill G. Armstrong	Director	November 30, 2009
Bill G. Armstrong

/s/ David R. Banks	Director	November 30, 2009
David R. Banks

/s/ Jack W. Goodall	Director	November 30, 2009
Jack W. Goodall

/s/ David W. Kemper	Director	November 30, 2009
David W. Kemper

/s/ Richard A. Liddy	Director	November 30, 2009
Richard A. Liddy

Director
Joe R. Micheletto

/s/ J. Patrick Mulcahy	Director	November 30, 2009
J. Patrick Mulcahy

/s/ William P. Stiritz	Director	November 30, 2009
William P. Stiritz

/s/ David R. Wenzel	Director	November 30, 2009
David R. Wenzel

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit
*2.1	RMT Transaction Agreement dated 11/15/07, by and among Kraft Foods Inc., Cable Holdco Inc., Ralcorp Holdings, Inc. and Ralcorp Mailman LLC (Filed as Exhibit 2.1 to the Company’s Form 8-K filed 11/20/07)

*3.1	Restated Articles of Incorporation of Ralcorp Holdings, Inc. (Filed as Exhibit 3.1 to the Company’s Form 10-Q for the period ended December 31, 1996)

*3.2	Amended Bylaws of Ralcorp Holdings, Inc. (Filed as Exhibit 99.1 to the Company’s Form 8-K filed September 24, 2009)

*4.1	Indenture, dated August 4, 2008, between Cable Holdco, Inc. and Deutsche Bank Trust Company Americas, as trustee (Filed as Exhibit 4.1 to the Company’s form 8-K filed August 8, 2008)

*4.2	First Supplemental Indenture, dated August 4, 2008, by and between Ralcorp Mailman LLC and Deutsche Bank Trust Company Americas (Filed as Exhibit 4.2 to the Company’s form 8-K filed August 8, 2008)

*4.3	Second Supplemental Indenture, dated August 4, 2008, by and between Ralcorp Holdings, Inc. and Deutsche Bank Trust Company Americas (Filed as Exhibit 4.3 to the Company’s form 8-K filed August 8, 2008)

*4.4	Indenture, dated as of August 14, 2009, by and among Ralcorp Holdings, Inc., the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee (Filed as Exhibit 4.1 to the Company’s form 8-K filed August 17, 2009)

*4.5	Supplemental Indenture, dated as of August 14, 2009, by and among Ralcorp Holdings, Inc., the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee (Filed as Exhibit 4.2 to the Company’s form 8-K filed August 17, 2009)

*4.6	Registration Rights Agreement, dated as of August 14, 2009 by and among Ralcorp Holdings, Inc., the guarantors named therein, and J.P. Morgan Securities Inc., and Banc of America Securities LLC, as representatives of the initial purchasers (Filed as Exhibit 4.3 to the Company’s form 8-K filed August 17, 2009)

*10.1	Reorganization Agreement dated as of January 31, 1997 by and among Ralcorp Holdings, Inc., New Ralcorp Holdings, Inc., Ralston Foods, Inc., Chex, Inc. and General Mills, Inc. (Filed as Exhibit 10.2 to the Company’s Form 10-Q for the period ended December 31, 1997)

*10.2	Receivables Purchase Agreement dated as of September 25, 2001 among Ralcorp Receivables Corporation, Ralcorp Holdings, Inc., Falcon Asset Securitization Corporation and Bank One, N.A. (Filed as Exhibit 10.4 to the Company’s Form 10-K for the year ended September 30, 2001)

*10.3	Amendment No. 5 to Receivables Purchase Agreement dated as of September 25, 2001 among Ralcorp Receivables Corporation, Ralcorp Holdings, Inc., Falcon Asset Securitization Corporation and Bank One, N.A. dated October 20, 2005 (Filed as Exhibit 10.4 to the Company’s Form 10-K for the year ended September 30, 2005)

*10.4	Amendment No. 6 to Receivables Purchase Agreement dated October 19, 2006 among Ralcorp Holdings, Inc., Ralcorp Receivables Corporation, Falcon Asset Securitization Company LLC, formerly known as Falcon Asset Securitization Corporation and JPMorgan Chase Bank, N.A., successor by merger to Bank One, NA (Filed as Exhibit 10.1 to the Company’s Form 8-K filed on October 25, 2006)

*10.5	Amendment No. 7 to Receivables Purchase Agreement dated October 18, 2007 among Ralcorp Holdings, Inc., Ralcorp Receivables Corporation, Falcon Asset Securitization Company LLC, formerly known as Falcon Asset Securitization Corporation and JPMorgan Chase Bank, N.A., successor by merger to Bank One, NA (Filed as Exhibit 10.6 to the Company’s Form 10-K dated November 29, 2007)

Exhibit
Number	Description of Exhibit
*10.6	Amendment No. 8 to Receivables Purchase Agreement dated October 18, 2007 among Ralcorp Holdings, Inc., Ralcorp Receivables Corporation, Falcon Asset Securitization Company LLC, formerly known as Falcon Asset Securitization Corporation and JPMorgan Chase Bank, N.A., successor by merger to Bank One, NA (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the period ended March 31, 2008)

*10.7	Amendment No. 9 to Receivables Purchase Agreement dated October 16, 2008 (Filed as Exhibit 10.1 to the Company’s Form 8-K filed on October 16, 2008)

10.8	Amendment No. 10 to Receivables Purchase Agreement dated October 15, 2009

*10.9	Agreement and Plan of Merger dated as of August 13, 1996 by and among Ralcorp Holdings, Inc., General Mills, Inc. and General Mills Missouri, Inc. (Filed as Exhibit 2.6 to the Company’s Form 10-Q for the period ended December 31, 1996)

*10.10	Stock Purchase Agreement by and among Vail Resorts, Inc., Ralston Foods, Inc. and Ralston Resorts, Inc. dated July 22, 1996 (Filed as Exhibit 10.10 to the Company’s Registration Statement on Form 10, dated December 27, 1996)

*10.11	Amended and Restated Incentive Stock Plan Effective October 1, 2008 (Filed as Exhibit 10.10 to the Company’s Form 10-K for the year ended September 30, 2008)

*10.12	Form of 1997 Non-Qualified Stock Option Agreement (Filed as Exhibit 10.01 to the Company’s Form 10-Q for the period ended June 30, 1997)

*10.13	Form of 1997 Non-Qualified Stock Option Agreement for Non-Management Directors (Filed as Exhibit 10.01 to the Company’s Form 10-Q for the period ended June 30, 1997)

*10.14	Form of Amended and Restated Management Continuity Agreement for Corporate Officers (Filed as Exhibit 10.2 to the Company’s Form 10-Q for the period ended March 31, 2006)

*10.15	Form of Management Continuity Agreement for Co-Chief Executive Officers (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the period ended March 31, 2006)

*10.16	Summary of Terms for 1998 Non-Qualified Stock Options (Filed as Exhibit 10.23 to the Company’s Form 10-K for the year ended September 30, 1998)

*10.17	Split Dollar Second to Die Life Insurance Arrangement (Filed as Exhibit 10.07 to the Company’s Registration Statement on Form 10 dated December 27, 1996)

*10.18	Amended and Restated Deferred Compensation Plan for Non-Management Directors Effective October 1, 2008. (Filed as Exhibit 10.17 to the Company’s Form 10-K for the year ended September 30, 2008)

*10.19	Amended and Restated Deferred Compensation Plan for Key Employees Effective October 1, 2008. (Filed as Exhibit 10.18 to the Company’s Form 10-K for the year ended September 30, 2008)

*10.20	Executive Health Plan Effective January 1, 2001 (Filed as Exhibit 10.20 to the Company’s Form 10-K for the year ended September 30, 2005)

*10.21	Amended and Restated Executive Long Term Disability Plan Effective October 1, 2005 (Filed as Exhibit 10.21 to the Company’s Form 10-K for the year ended September 30, 2005)

*10.22	Supplemental Retirement Plan (Filed as Exhibit 10.14 to the Company’s Registration Statement on Form 10 dated December 27, 1996)

*10.23	Amended and Restated Retired Executive Survivor Benefit Plan Effective October 1, 2005 (Filed as Exhibit 10.23 to the Company’s Form 10-K for the year ended September 30, 2005)

*10.24	Amended and Restated Executive Savings Investment Plan Effective October 1, 2008

*10.25	Form of Indemnification Agreement for all Non-Management Directors of the Company (Filed as Exhibit 10.35 to the Company’s Form 10-K for the year ended September 30, 1999)

Exhibit
Number	Description of Exhibit
*10.26	Form of Indemnification Agreement for all Management Directors of the Company (Filed as Exhibit 10.36 to the Company’s Form 10-K for the year ended September 30, 1999)

*10.27	Form of Indemnification Agreement for all Corporate Officers who are not Directors of the Company (Filed as Exhibit 10.37 to the Company’s Form 10-K for the year ended September 30, 1999)

*10.28	Summary of Terms of 1999 Non-Qualified Stock Options (Filed as Exhibit 10.38 to the Company’s Form 10-K for the year ended September 30, 1999)

*10.29	Summary of Terms of 2001 Non-Qualified Stock Options (Filed as Exhibit 10.33 to the Company’s Form 10-K for the year ended September 30, 2001)

*10.30	Form of Non-Qualified Stock Option Agreement dated May 24, 2001 for each Non-Management Director (Filed as Exhibit 10.34 to the Company’s Form 10-K for the year ended September 30, 2001)

*10.31	Form of Non-Qualified Director Stock Option Agreement dated September 27, 2001 for each Non-Management Director (Filed as Exhibit 10.35 to the Company’s Form 10-K for the year ended September 30, 2001)

*10.32	Restricted Stock Award Agreement dated May 24, 2001 with William P. Stiritz (Filed as Exhibit 10.36 to the Company’s Form 10-K for the year ended September 30, 2001)

*10.33	Amended and Restated Ralcorp Holdings, Inc. 2002 Incentive Stock Plan Effective October 1, 2008 (Filed as Exhibit 10.32 to the Company’s Form 10-K for the year ended September 30, 2008)

*10.34	2002 Restricted Stock Award Agreement with William P. Stiritz granted January 2, 2002 (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the period ended March 31, 2002)

*10.35	Form of 2002 Non-Qualified Stock Option Agreement (Filed as Exhibit 10.2 to the Company’s Form 10-Q for the period ended March 31, 2002)

*10.36	Form of 2002 Non-Qualified Stock Option Agreement for Non-Management Directors (Filed as Exhibit 10.41 to the Company’s Form 10-K for the year ended September 30, 2002)

*10.37	2003 Restricted Stock Award Agreement with William P. Stiritz (Filed as Exhibit 10.42 to the Company’s Form 10-K for the year ended September 30, 2003)

*10.38	Form of 2003 Non-Qualified Stock Option Agreement (Filed as Exhibit 10.42 to the Company’s Form 10-K for the year ended September 30, 2003)

*10.39	Form of 2003 Non-Qualified Stock Option Agreement for Non-Management Directors (Filed as Exhibit 10.42 to the Company’s Form 10-K for the year ended September 30, 2003)

*10.40	Restricted Stock Award Agreement dated January 2, 2004 with William P. Stiritz (Filed as Exhibit 10.42 to the Company’s Form 10-K for the year ended September 30, 2004)

*10.41	Form of Non-Qualified Stock Option Agreement dated February 5, 2004 (Filed as Exhibit 10.44 to the Company’s Form 10-K for the year ended September 30, 2004)

*10.42	Form of 2004 Long-Term Restricted Stock Award for Corporate Officers (Filed as Exhibit 99.1 to the Company’s Form 8-K dated as of September 29, 2004)

*10.43	Form of Director Non-Qualified Stock Option Agreement dated September 23, 2004 (Filed as Exhibit 99.1 to the Company’s Form 8-K dated September 29, 2004)

*10.44	Form of Non-Qualified Stock Option Agreement dated February 2, 2005 (Filed as Exhibit 10.2 to the Company’s Form 10-Q for the period ended March 31, 2005)

*10.45	Restricted Stock Award Agreement dated June 29, 2005 (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the period ended June 30, 2005)

*10.46	Form of Director Non-Qualified Stock Option Agreement dated September 29, 2005 (Filed as Exhibit 99.1 to the Company’s Form 8-K dated October 5, 2005)

Exhibit
Number	Description of Exhibit
*10.47	Form of Stock Appreciation Rights Agreement dated September 29, 2005 (Filed as Exhibit 10.48 to the Company’s Form 10-K for the year ended September 30, 2005)

*10.48	Restricted Stock Award Agreement dated January 3, 2006 with William P. Stiritz (Filed as Exhibit 99.1 to the Company’s Form 8-K dated January 5, 2006)

*10.49	Form of 2006 Non-Qualified Stock Option Agreement dated September 28, 2006 (Filed as Exhibit 99.1 to the Company’s Form 8-K filed on October 4, 2006)

*10.50	Form of Stock Appreciation Rights — Summary of Terms (Filed as Exhibit 99.1 to the Company’s Form 8-K filed on October 4, 2006)

*10.51	Restricted Stock Award Agreement dated September 28, 2006 with Richard G. Scalise (Filed as Exhibit 10.53 to the Company’s Form 10-K filed on December 13, 2006)

*10.52	Restricted Stock Award Agreement dated January 3, 2007 with William P. Stiritz (Filed as Exhibit 99.1 to the Company’s Form 8-K dated January 8, 2007)

*10.53	Amended and Restated Ralcorp Holdings, Inc. 2007 Incentive Stock Plan Effective October 1, 2008 (Filed as Exhibit 10.52 to the Company’s Form 10-K for the year ended September 30, 2008)

*10.54	Long-Term Restricted Stock Awards dated March 30, 2007 granted to the Company’s named executive officers described in the Company’s 2006 Proxy Statement (Filed as Exhibit 99.1 to the Company’s Form 8-K filed on September 29, 2004)

*10.55	Form of Stock Appreciation Rights Agreement dated September 27, 2007 (Summary of terms filed in the Company’s 8-K on October 2, 2007)

*10.56	Form of 2007 Non-Employee Director Stock Appreciation Rights dated September 27, 2007 (Filed as Exhibit 99.1 to the Company’s 8-K filed on October 2, 2007)

*10.57	Form of 2007 Non-Employee Director Stock Appreciation Rights Agreement dated October 1, 2007 (Filed as Exhibit 99.1 to the Company’s 8-K filed on October 2, 2007)

*10.58	Form of Long-Term Cash Incentive Award Agreement for Co-Chief Executive Officers (Filed as Exhibit 10.57 to the Company’s Form 10-K for the year ended September 30, 2008)

*10.59	Form of Long-Term Cash Incentive Award Agreement for Corporate Officers (Filed as Exhibit 10.578 to the Company’s Form 10-K for the year ended September 30, 2008)

*10.60	Form of Stock Appreciation Rights Agreement dated September 25, 2008 (Filed as Exhibit 10.1 to the Company’s Form 8-K dated September 25, 2008)

*10.61	Form of Non-Employee Director Stock Appreciation Rights Agreement dated September 25, 2008 (Filed as Exhibit 10.2 to the Company’s Form 8-K dated September 25, 2008)

*10.62	Form of Amendment to Non-Qualified Stock Option Agreements and Stock Appreciation Rights Agreements for Non-Employee Directors, effective October 2, 2008 (Filed as Exhibit 10.2 to the Company’s Form 10-Q for the period ended December 31, 2008)

*10.63	Form of Amendment to the Management Continuity Agreements for Co-Chief Executive Officers and Corporate Officers, effective October 1, 2008 (Filed as Exhibit 10.3 to the Company’s Form 10-Q for the period ended December 31, 2008)

*10.64	Form of Amendment to Restricted Stock Award Agreements for Corporate Officers, effective October 1, 2008, (Filed as Exhibit 10.4 to the Company’s Form 10-Q for the period ended December 31, 2008)

*10.65	Form of Amendment to Non-Qualified Stock Option Agreements and Stock Appreciation Rights Agreements, effective October 1, 2008, (Filed as Exhibit 10.5 to the Company’s Form 10-Q for the period ended December 31, 2008)

*10.66	Restricted Stock Unit Agreement for Co-Chief Executive Officers dated October 9, 2009 (Filed as Exhibit 10.1 to the Company’s Form 8-K dated October 15, 2009)

Exhibit
Number	Description of Exhibit
*10.67	Restricted Stock Unit Agreement for Non-Chief Executive Officers dated October 9, 2009 (Filed as Exhibit 10.2 to the Company’s Form 8-K dated October 15, 2009)

*10.68	Restricted Stock Agreement for Non-Chief Executive Officers dated October 9, 2009 (Filed as Exhibit 10.3 to the Company’s Form 8-K dated October 15, 2009)

*10.69	Floating Rate Senior Notes, Series A, due May 22, 2010 Note Purchase Agreement (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the period ended June 30, 2003)

*10.70	$145,000,000 4.24% Series B Senior Notes due December 22, 2010, First Supplement to Note Purchase Agreements dated as of December 22, 2003 (Filed as Exhibit 10.4 to the Company’s Form 10-Q for the period ended December 31, 2003)

*10.71	$50,000,000 5.43% Series C Senior Notes due December 22, 2013, Second Supplement to Note Purchase Agreements dated as of December 22, 2003 (Filed as Exhibit 10.5 to the Company’s Form 10-Q for the period ended December 31, 2003)

*10.72	$75,000,000 4.76% Series D Senior Notes due December 22, 2013, Third Supplement to Note Purchase Agreements dated as of December 22, 2003 (Filed as Exhibit 10.6 to the Company’s Form 10-Q for the period ended December 31, 2003)

*10.73	First Amendment dated as of December 22, 2005 to Note Purchase Agreements dated as of May 22, 2003 and Series A, B, C, D and E and F Senior Notes (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the period ended December 31, 2005)

*10.74	$100,000,000 5.57% Senior Notes, Series E due December 21, 2015, Fourth Supplement to Note Purchase Agreement Senior Notes dated as of December 21, 2005 (Filed as Exhibit 10.2 to the Company’s Form 10-Q for the period ended December 31, 2005)

*10.75	$75,000,000 5.43% Senior Notes, Series F due December 21, 2012, Fifth Supplement to Note Purchase Agreement Senior Notes dated as of December 21, 2005 (Filed as Exhibit 10.3 to the Company’s Form 10-Q for the period ended December 31, 2005)

*10.76	$75,000,000 5.56% Senior Notes, Series I, Tranche A, and $25,000,000 5.58% Senior Notes, Series I, Tranche B due January 18, 2019, Eighth Supplement to Note Purchase Agreement dated January 18, 2007 (Filed as Exhibit 99.1 to the Company’s Form 8-K on January 24, 2007)

*10.77	$100,000,000 5.93% Senior Notes, Series J due May 11, 2022, Ninth Supplement to Note Purchase Agreement, dated May 11, 2007 (Filed as Exhibit 99.1 Company’s Form 8-K on May 15, 2007)

*10.78	Second Amendment dated as of July 9, 2008 to Note Purchase Agreements dated as of May 22, 2003 and Series A, B, C, D, E, F, G, H, I and J Senior Notes (Filed as Exhibit 10.4 to the Company’s Form 8-K on August 8, 2008)

*10.79	$400,000,000 Credit Agreement (revolving credit) dated as of July 18, 2008 among Ralcorp Holdings, Inc., the Lenders party thereto, and JPMorgan Chase Bank as Administrative Agent, Swingline Lender and Issuing Bank dated as of July 18, 2008 (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the period ended June 30, 2008)

*10.80	Tax Allocation Agreement dated as of August 4, 2008 between Kraft Foods Inc., Cable Holdco, Inc. and Ralcorp Holdings, Inc. (Filed as Exhibit 10.3 to the Company’s form 8-K filed August 8, 2008)

*10.81	Note Purchase Agreement dated May 28, 2009 for $50,000,000 7.45% Senior Notes, Series 2009A, due May 28, 2019 and $50,000,000 7.60% Senior Notes, Series 2009B, due May 28, 2021 (Filed as Exhibit 10.1 to the Company’s Form 8-K filed June 3, 2009)

*10.82	Purchase Agreement, dated as of August 11, 2009, by and among Ralcorp Holdings, Inc., the Guarantors named therein, and J.P. Morgan Securities Inc. and Banc of America Securities LLC, as representatives of the initial purchasers (Filed as Exhibit 10.1 to the Company’s form 8-K filed August 17, 2009)

21	Subsidiaries of the Company

23	Consent of PricewaterhouseCoopers LLP

Exhibit
Number	Description of Exhibit
24	Power of Attorney (Included under Signatures)

31.1	Certification of Kevin J. Hunt pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 30, 2009

31.2	Certification of David P. Skarie pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November, 2009

31.3	Certification of Thomas G. Granneman pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 30, 2009

32	Certification of Kevin J. Hunt, David P. Skarie and Thomas G. Granneman, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 30, 2009

*	Incorporated by reference