Form 10-Q
period 2009-12-31
RALCORP HOLDINGS INC /MO
filed 2010-02-04
CIK 1029506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

                                            (Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2009.

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO ____________.

Commission file number:     1-12619

Ralcorp Holdings, Inc.
(Exact name of registrant as specified in its charter)

Missouri	43-1766315
(State of Incorporation)	(I.R.S. Employer
Identification No.)

800 Market Street, Suite 2900
St. Louis, MO	63101
(Address of principal	(Zip Code)
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
Large accelerated filer (X)	Accelerated filer ( )	Non-accelerated filer ( )	Smaller reporting company ( )

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes (  )   No (X)

Number of shares of Common Stock, $.01 par value, outstanding as of February 3, 2010:  54,744,703

RALCORP HOLDINGS, INC.

(i)

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements.

RALCORP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
(Dollars in millions except per share data)

	Three Months Ended
	December 31,
	2009	2008

Net Sales	$ 991.9	$ 968.2
Cost of products sold	(719.1)	(721.9)
Gross Profit	272.8	246.3
Selling, general and administrative expenses	(140.0)	(147.4)
Interest expense, net	(26.5))	(26.3)
Gain on forward sale contracts	-	22.5
Gain on sale of securities	-	15.8
Restructuring charges	(.7)	(.1)
Earnings before Income Taxes
and Equity Loss	105.6	110.8
Income taxes	(38.4)	(41.2)
Earnings before Equity Loss	67.2	69.6
Equity in loss of Vail Resorts, Inc.,
net of related deferred income taxes	-	(4.1)
Net Earnings	$ 67.2	$ 65.5

Earnings per Share
Basic	$ 1.20	$ 1.17
Diluted	$ 1.19	$ 1.15

See accompanying Notes to Condensed Consolidated Financial Statements.

RALCORP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in millions)

	Three Months Ended
	December 31,
	2009	2008

Net Earnings	$ 67.2	$ 65.5
Other comprehensive income (loss)	13.1	(44.9)
Comprehensive Income	$ 80.3	$ 20.6

See accompanying Notes to Condensed Consolidated Financial Statements.

RALCORP HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in millions)

	Dec. 31,	Sept. 30,
	2009	2009

Assets
Current Assets
Cash and cash equivalents	$ 151.8	$ 282.8
Marketable securities	10.0	12.0
Investment in Ralcorp Receivables Corporation	126.5	134.4
Receivables, net	105.3	135.9
Inventories	358.7	365.9
Deferred income taxes	5.2	10.6
Prepaid expenses and other current assets	18.8	12.6
Total Current Assets	776.3	954.2
Property, Net	906.8	913.1
Goodwill	2,386.8	2,386.6
Other Intangible Assets, Net	1,162.9	1,172.2
Other Assets	27.7	26.1
Total Assets	$ 5,260.5	$ 5,452.2

Liabilities and Shareholders' Equity
Current Liabilities
Accounts and notes payable	$ 182.9	$ 240.4
Due to Kraft Foods Inc.	9.2	13.6
Other current liabilities	219.5	225.0
Total Current Liabilities	411.6	479.0
Long-term Debt	1,521.7	1,611.4
Deferred Income Taxes	455.2	464.6
Other Liabilities	196.2	191.6
Total Liabilities	2,584.7	2,746.6
Shareholders' Equity
Common stock	.6	.6
Additional paid-in capital	1,933.4	1,931.4
Common stock in treasury, at cost	(356.9)	(244.8)
Retained earnings	1,126.5	1,059.3
Accumulated other comprehensive income	(27.8)	(40.9)
Total Shareholders' Equity	2,675.8	2,705.6
Total Liabilities and Shareholders' Equity	$ 5,260.5	$ 5,452.2

See accompanying Notes to Condensed Consolidated Financial Statements.

RALCORP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in millions)

	Three Months Ended
	December 31,
	2009	2008

Cash Flows from Operating Activities
Net earnings	$ 67.2	$ 65.5
Adjustments to reconcile net earnings to net
cash flow provided by operating activities:
Depreciation and amortization	38.4	37.3
Stock-based compensation expense	5.0	4.1
Gain on forward sale contracts	-	(22.5)
Gain on sale of securities	-	(15.8)
Equity in loss of Vail Resorts, Inc.	-	6.4
Deferred income taxes	(9.5)	(.5)
Sale of receivables, net	-	25.0
Other, net	19.8	22.3
Net Cash Provided by Operating Activities	120.9	121.8

Cash Flows from Investing Activities
Additions to property and intangible assets	(22.5)	(17.3)
Proceeds from sale of property	.3	-
Purchases of securities	(12.8)	(.7)
Proceeds from sale or maturity of securities	14.8	7.4
Net Cash Used by Investing Activities	(20.2)	(10.6)

Cash Flows from Financing Activities
Repayments of long-term debt	(89.7)	(142.2)
Net borrowings under credit arrangements	-	39.6
Purchases of treasury stock	(115.5)	-
Proceeds and tax benefits from exercise of stock awards	.7	10.1
Changes in book cash overdrafts	(27.6)	(12.0)
Other, net	-	(1.1)
Net Cash Used by Financing Activities	(232.1)	(105.6)

Effect of Exchange Rate Changes on Cash	.4	(.8)

Net (Decrease) Increase in Cash and Cash Equivalents	(131.0)	4.8
Cash and Cash Equivalents, Beginning of Period	282.8	14.1
Cash and Cash Equivalents, End of Period	$ 151.8	$ 18.9

See accompanying Notes to Condensed Consolidated Financial Statements.

RALCORP HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions except per share data)

NOTE 1 – PRESENTATION OF CONDENSED FINANCIAL STATEMENTS

The accompanying unaudited historical financial statements of Ralcorp Holdings, Inc. (“Ralcorp” or the “Company”) have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  These interim financial statements reflect all adjustments which are, in the opinion of management, necessary to fairly state the results for the periods presented.  All such adjustments are of a normal recurring nature.  Certain amounts for prior periods have been reclassified to conform to the current period’s presentation, including segment information.  Operating results for the periods presented are not necessarily indicative of the results for the full year.  These statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended September 30, 2009, filed on November 30, 2009.  The significant accounting policies for the accompanying financial statements are the same as disclosed in that Annual Report.  The Company has evaluated subsequent events through February 4, 2010, the date on which the financial statements presented herein were issued as part of its Quarterly Report on Form 10-Q for the period ended December 31, 2009.

NOTE 2 – ACQUISITION

On March 20, 2009, the Company acquired Harvest Manor Farms, LLC, a leading manufacturer of high quality private label and Hoody's branded snack nuts reported in Ralcorp’s Snacks, Sauces & Spreads segment.  Ralcorp’s consolidated financial statements include the results of operations for this acquisition since its acquisition date.  The following pro forma information shows Ralcorp’s results of operations as though this business combination had been completed as of October 1, 2008.  These pro forma results do not necessarily reflect the actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations.

	Three Months Ended
	December 31,
	2009	2008
Net sales	$ 991.9	$ 1,022.7
Net earnings	67.2	66.0
Basic earnings per share	1.20	1.17
Diluted earnings per share	1.19	1.16

NOTE 3 – PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company sponsors qualified and supplemental noncontributory defined benefit pension plans and other postretirement benefit plans for certain of its employees.  The following table provides the components of net periodic benefit cost for the plans.

	Three Months Ended
	December 31,
	2009	2008
Pension Benefits
Service cost	$ 1.7	$ 1.2
Interest cost	3.3	3.1
Expected return on plan assets	(4.0)	(3.8)
Amortization of prior service cost	.1	.1
Amortization of net loss	.9	-
Net periodic benefit cost	$ 2.0	$ .6

Other Benefits
Service cost	$ .7	$ .7
Interest cost	1.3	1.5
Amortization of net loss	(.3)	-
Net periodic benefit cost	$ 1.7	$ 2.2

NOTE 4 – FORWARD SALE CONTRACTS

Between December 31, 2005 and December 31, 2006, Ralcorp entered into three forward sale contracts relating to 4.95 million shares of its Vail common stock.  As of June 4, 2009, all of the contracts were settled.  Ralcorp received cash under the discounted advance payment feature of the contracts, and amortization of the discounts (which totaled $2.1 for the three months ended December 31, 2008) was included in “Interest expense, net” on the statement of earnings.  In addition to the unrealized non-cash gains or losses, the $22.5 reported gains on these contracts included charges (paid monthly) for any related stock borrow costs incurred by the counterparty in excess of a contractual limit.  During the three months ended December 31, 2008, excess stock borrow costs (and payments) totaled $1.2.

NOTE 5 – RESTRUCTURING CHARGES

Restructuring charges for the three months ended December 31, 2009 and 2008 included residual costs related to the closure of the Frozen Bakery Products plant in Blue Island, IL, which was substantially completed in fiscal 2007.  The charges in the three months ended December 31, 2009 included a related asset impairment charge of $.6.

NOTE 6 – EARNINGS PER SHARE

The weighted-average shares outstanding for basic and diluted earnings per share were as follows (in thousands):

	Three Months Ended
	December 31,
	2009	2008

Weighted Average Shares
for Basic Earnings per Share	55,924	56,048
Dilutive effect of:
Stock options	346	543
Stock appreciation rights	142	155
Restricted stock awards	150	146
Weighted Average Shares
for Diluted Earnings per Share	56,562	56,892

The following schedule shows stock appreciation rights (SARs) which were outstanding and could potentially dilute basic earnings per share in the future but which were not included in the computation of diluted earnings per share for the periods indicated because to do so would have been antidilutive (in thousands).

	Three Months Ended
	December 31,
	2009	2008
SARs at $56.56 per share	405	435
SARs at $66.07 per share	504	538
SARs at $65.45 per share	25	-
SARs at $58.79 per share	8	-
SARs at $56.27 per share	390	-
SARs at $57.14 per share	13	-

NOTE 7 – DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING

In the ordinary course of business, the Company is exposed to commodity price risks relating to the acquisition of raw materials and supplies, interest rate risks relating to debt, and foreign currency exchange rate risks relating to its Canadian subsidiaries.  Authorized individuals within the Company may utilize derivative financial instruments, including (but not limited to) futures contracts, option contracts, forward contracts and swaps, to manage certain of these exposures by hedging when it is practical to do so.  The terms of these instruments generally do not exceed eighteen months for commodities, five years for interest rates, and two years for foreign currency.  The Company is not permitted to engage in speculative or leveraged transactions and will not hold or issue financial instruments for trading purposes.

As of December 31, 2009, the Company’s derivative instruments consisted of commodity contracts (options, futures, and swaps) used as cash flow or fair value hedges on ingredient purchases and foreign currency forward contracts used as cash flow hedges on receipts of foreign currency-denominated accounts receivable.  The Company has hedged approximately 65% to 90% of its needs related to oats, wheat, corn, soy oil, natural gas, and diesel fuel and 40% to 80% of its corrugate packaging needs over a six to twelve month period.  At December 31, 2009, the Company held foreign currency forward contracts with a total notional amount of $36.0.  During the past several years, the Company was party to interest rate contracts used as cash flow hedges of variable interest payments, as well as forward sale contracts relating to shares of Vail Resorts, Inc. common stock which were not designated as hedging instruments (see Note 4).

The following table shows the fair value and balance sheet location of the Company’s derivative instruments as of December 31, 2009, all of which were designated as hedging instruments under ASC Topic 815.

		Fair Value
		Dec. 31,	Sept. 30,
	Balance Sheet Location	2009	2009
Asset Derivatives:
Foreign exchange contracts	Prepaid expenses and other current assets	$ 6.9	$ 7.8
Commodity contracts	Prepaid expenses and other current assets	5.1	.2
		$ 12.0	$ 8.0

Liability Derivatives:
Commodity contracts	Other current liabilities	$ .8	$ 7.8
Interest rate contracts	Other current liabilities	-	.4
		$ .8	$ 8.2

The following tables illustrate the effect of the Company’s derivative instruments on the statement of earnings and other comprehensive income (OCI) for the three months ended December 31, 2009 and 2008.

	Amount of Gain					Location and Amount of
	(Loss) Recognized		Location and Amount of			Gain (Loss) Recognized in Earnings
Derivatives in	in OCI		Gain (Loss) Reclassified from Accumulated			[Ineffective Portion and Amount
ASC Topic 815 Cash Flow	[Effective Portion]		OCI into Earnings [Effective Portion]			Excluded from Effectiveness Testing]
Hedging Relationships	2009	2008	Location	2009	2008	Location	2009	2008
Commodity contracts	$ 9.4	$ (27.1)	Cost of products sold	$ (5.5)	$ (3.3)	Cost of products sold	$ (.2)	$ (.7)
Foreign exchange contracts	.7	(4.5)	SG&A	2.1	(2.0)	SG&A	-	-
Interest rate contracts	-	(1.8)	Interest expense, net	(1.0)	(.3)	Interest expense, net	-	.1
	$ 10.1	$ (33.4)		$ (4.4)	$ (5.6)		$ (.2)	$ (.6)

Derivatives Not Designated		Amount of Gain (Loss)
as Hedging Instruments	Location of Gain (Loss)	Recognized in Earnings
Under ASC Topic 815	Recognized in Earnings	2009	2008
Equity contracts	Gain on forward sale contracts	$ -	$ 22.5

Approximately $5.6 of the net cash flow hedge gains reported in accumulated OCI at December 31, 2009 is expected to be reclassified into earnings within the next twelve months.  For gains or losses associated with commodity contracts, the reclassification will occur when the products produced with hedged materials are sold.  For gains or losses associated with foreign exchange contracts, the reclassification will occur as hedged foreign currency-denominated accounts receivable are received.  For gains or losses associated with interest rate swaps, the reclassification will occur on a straight-line basis over the term of the related debt.

Certain of the Company’s derivative instruments contain provisions that require the Company to post collateral when the derivatives in liability positions exceed a specified threshold.  The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on December 31, 2009 was $.8, and the related collateral required was $10.0.

NOTE 8 – FAIR VALUE MEASUREMENTS

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis and the basis for that measurement according to the levels in the fair value hierarchy in ASC Topic 820:

	December 31, 2009			September 30, 2009
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Marketable securities	$ 10.0	$ 10.0	$ -	$ 12.0	$ 12.0	$ -
Derivative assets	12.0	-	12.0	8.0	-	8.0
Deferred compensation investment	21.7	21.7	-	19.9	19.9	-
	$ 43.7	$ 31.7	$ 12.0	$ 39.9	$ 31.9	$ 8.0
Liabilities
Derivative liabilities	$ .8	$ -	$ .8	$ 8.2	$ -	$ 8.2
Deferred compensation liabilities	31.5	-	31.5	29.6	-	29.6
	$ 32.3	$ -	$ 32.3	$ 37.8	$ -	$ 37.8

The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable.  Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources, while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions.  The fair value hierarchy consists of three levels:
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

The carrying amounts reported on the consolidated balance sheets for cash and cash equivalents, receivables and accounts payable approximate fair value because of the short maturities of these financial instruments.  The carrying amount of the Company’s variable rate long-term debt (Note 14) approximates fair value because the interest rates are adjusted to market frequently.  Based on the discounted amount of future cash flows, using Ralcorp’s incremental rate of borrowing for similar debt, the Company’s fixed rate debt (which had a carrying amount of $1,541.4 as of December 31, 2009 and $1,581.1 as of September 30, 2009) had an estimated fair value of $1,741.7 as of December 31, 2009 and $1,800.3 as of September 30, 2009.

NOTE 9 – SALE OF RECEIVABLES

The Company has an agreement to sell, on an ongoing basis, all of the trade accounts receivable of certain of its subsidiaries to a wholly owned, bankruptcy-remote subsidiary named Ralcorp Receivables Corporation (RRC).  As of December 31, 2009, the accounts receivable of the Harvest Manor Farms, Post Foods, Bloomfield Bakers, Cottage Bakery, Western Waffles, and Medallion businesses had not been incorporated into the agreement and were not being sold to RRC.  RRC can in turn sell up to $75.0 of ownership interests in qualifying receivables to a bank commercial paper conduit.  Ralcorp continues to service the receivables (with no significant servicing assets or liabilities) and remits collections to RRC, who remits the appropriate portion to the conduit as part of a monthly net settlement including the sale of an additional month of receivables.

RRC is a qualifying special purpose entity under ASC Topic 860, and the sale of Ralcorp receivables to RRC is considered a true sale for accounting, tax, and legal purposes.  Therefore, the trade receivables sold and the related commercial paper borrowings are not recorded on Ralcorp’s consolidated balance sheets.  However, the Company’s consolidated balance sheets reflect an investment in RRC that in substance represents a subordinated retained interest in the trade receivables sold.  RRC maintains the risk of credit losses up to the amount of its retained interest.  The investment in RRC is stated at carrying value, which approximates fair value.

As of December 31, 2009 and September 30, 2009, the outstanding balance of receivables sold to RRC (net of an allowance for doubtful accounts based on historical losses and the economic status of customers) was $126.5 and $134.4, respectively, and the Company elected not to sell any to the conduit, resulting in a retained interest of $126.5 and $134.4, respectively, reflected on the Company’s consolidated balance sheet as an “Investment in Ralcorp Receivables Corporation.”  Discounts related to the sale of receivables (based on contractual rates) totaled zero and $.4 in the three months ended December 31, 2009 and 2008, respectively, and are included on the statement of earnings in selling, general and administrative expenses.  Cash received from or paid to the conduit is included in net cash flows from operating activities.

NOTE 10 – INVENTORIES consisted of:

	Dec. 31,	Sept. 30,
	2009	2009
Raw materials and supplies	$ 153.9	$ 152.4
Finished products	209.0	217.0
	362.9	369.4
Allowance for obsolete inventory	(4.2)	(3.5)
	$ 358.7	$ 365.9

NOTE 11 – PROPERTY, NET consisted of:

	Dec. 31,	Sept. 30,
	2009	2009
Property at cost	$ 1,479.1	$ 1,458.8
Accumulated depreciation	(572.3)	(545.7)
	$ 906.8	$ 913.1

NOTE 12 – OTHER INTANGIBLE ASSETS, NET consisted of:
	Dec. 31,	Sept. 30,
	2009	2009
Computer software	$ 54.5	$ 52.8
Customer relationships	421.7	421.2
Trademarks/brands	816.0	816.0
Other	13.1	13.1
	1,305.3	1,303.1
Accumulated amortization	(142.4)	(130.9)
	$ 1,162.9	$ 1,172.2

Amortization expense related to intangible assets was:

	Three Months Ended
	December 31,
	2009	2008
Computer software	$ 1.9	$ 1.1
Customer relationships	7.2	7.1
Trademarks/brands	1.7	1.5
Other	.5	.4
	$ 11.3	$ 10.1

NOTE 13 – CONTINGENCIES

In May 2009, a customer notified the Company that it was seeking to recover out-of-pocket costs and damages associated with the customer’s recall of certain peanut butter-based products.  The customer recalled those products in January 2009 because they allegedly included ingredients that had the potential to be contaminated with salmonella.  The customer’s recall stemmed from the U.S. Food and Drug Administration and other authorities’ investigation of Peanut Corporation of America, which supplied the Company with peanut paste and other ingredients.  In accordance with the Company’s contractual arrangements with the customer, the parties have submitted these claims to mediation, which remains ongoing.  At the present time, the amount of liability, if any, associated with this issue cannot be determined with any certainty.  However, based upon present information, the Company does not believe that its ultimate liability, if any, arising from this claim will be material to the Company’s annual earnings, cash flows, or financial position.

NOTE 14 – LONG-TERM DEBT consisted of:

	December 31, 2009		September 30, 2009
	Balance	Rate	Balance	Rate
Fixed Rate Senior Notes, Series B	$ 29.0	4.24%	$ 58.0	4.24%
Fixed Rate Senior Notes, Series C	50.0	5.43%	50.0	5.43%
Fixed Rate Senior Notes, Series D	42.9	4.76%	53.6	4.76%
Fixed Rate Senior Notes, Series E	100.0	5.57%	100.0	5.57%
Fixed Rate Senior Notes, Series F	75.0	5.43%	75.0	5.43%
Floating Rate Senior Notes, Series G	-	n/a	50.0	0.86%
Fixed Rate Senior Notes, Series I-1	75.0	5.56%	75.0	5.56%
Fixed Rate Senior Notes, Series I-2	25.0	5.58%	25.0	5.58%
Fixed Rate Senior Notes, Series J	100.0	5.93%	100.0	5.93%
Fixed Rate Senior Notes maturing 2018	577.5	7.29%	577.5	7.29%
Floating Rate Senior Notes maturing 2018	20.0	2.81%	20.0	2.98%
Fixed Rate Senior Notes maturing 2020	67.0	7.39%	67.0	7.39%
Fixed Rate Senior Notes maturing 2039	300.0	6.63%	300.0	6.63%
Fixed Rate Senior Notes, Series 2009A	50.0	7.45%	50.0	7.45%
Fixed Rate Senior Notes, Series 2009B	50.0	7.60%	50.0	7.60%
Industrial Development Revenue Bond	5.6	0.70%	5.6	1.00%
$400 Revolving Credit Agreement	-	n/a	-	n/a
Other	.3	Various	.3	Various
	1,567.3		1,657.0
Less: Current portion	(45.6)		(45.6)
	$ 1,521.7		$ 1,611.4

NOTE 15 – SHAREHOLDERS’ EQUITY

During the three months ended December 31, 2009, the Company repurchased 2,000,000 shares of its common stock at a total cost of $115.5.  As of December 31, 2009, there were 8,746,479 shares in treasury and 54,730,156 shares outstanding.  As of September 30, 2009, there were 6,840,231 shares in treasury and 56,636,404 shares outstanding.

Accumulated other comprehensive income increased $13.1 during the three months ended December 31, 2009 as a result of a $14.7 net gain from cash flow hedging activities and a $3.8 increase in the foreign currency translation adjustment, offset by $5.4 of related income tax adjustments.

NOTE 16 – SEGMENT INFORMATION

Effective October 1, 2009, the Company reorganized its management reporting to combine the businesses formerly included in separate Snacks and Sauces & Spreads segments into a single operating segment named Snacks, Sauces & Spreads.   Management evaluates each segment’s performance based on its profit contribution, which is profit or loss from operations before income taxes, interest, costs related to restructuring activities, and other unallocated corporate income and expenses.  The following tables present information about the Company’s reportable segments, including corresponding amounts for the prior year.
	Three Months Ended
	December 31,
	2009	2008
Net Sales
Cereals	$ 440.8	$ 449.3
Snacks, Sauces & Spreads	369.3	327.8
Frozen Bakery Products	181.8	191.1
Total	$ 991.9	$ 968.2

Profit Contribution
Cereals	$ 73.3	$ 74.1
Snacks, Sauces & Spreads	47.5	29.7
Frozen Bakery Products	26.4	15.0
Total segment profit contribution	147.2	118.8
Interest expense, net	(26.5)	(26.3)
Gain on forward sale contracts	-	22.5
Gain on sale of securities	-	15.8
Restructuring charges	(.7)	(.1)
Stock-based compensation expense	(5.0)	(4.1)
Post Foods transition and integration costs	(.6)	(7.1)
Other unallocated corporate expenses	(8.8)	(8.7)
Earnings before income taxes
and equity loss	$ 105.6	$ 110.8

Depreciation and Amortization
Cereals	$ 18.8	$ 20.0
Snacks, Sauces & Spreads	8.5	7.1
Frozen Bakery Products	8.7	8.8
Corporate	2.4	1.4
Total	$ 38.4	$ 37.3

	Dec. 31,	Sept. 30,
	2009	2009
Assets
Cereals	$ 3,569.7	$ 3,621.2
Snacks, Sauces & Spreads	610.9	604.0
Frozen Bakery Products	717.5	723.9
Total segment assets	4,898.1	4,949.1
Cash and cash equivalents	151.8	282.8
Investment in Ralcorp Receivables Corporation	126.5	134.4
Other unallocated corporate assets	84.1	85.9
Total	$ 5,260.5	$ 5,452.2

NOTE 17 – CONDENSED FINANCIAL STATEMENTS OF GUARANTORS

On August 14, 2009, the Company issued $300.0 of 6.625% Senior Notes maturing 2039.  The notes are fully and unconditionally guaranteed on a joint and several basis by most of Ralcorp’s domestic subsidiaries (Guarantor Subsidiaries), each of which is wholly owned, directly or indirectly, by Ralcorp Holdings, Inc. (Parent Company).  In addition, such securities are collateralized by 65% of the stock of Ralcorp’s indirectly wholly owned foreign operating subsidiaries.  The notes are not guaranteed by the foreign subsidiaries and a few of Ralcorp’s wholly owned domestic subsidiaries (Non-Guarantor Subsidiaries).

Set forth below are condensed consolidating financial statements presenting the results of operations, financial position, and cash flows of the Parent Company, the Guarantor Subsidiaries on a combined basis, and the Non-Guarantor Subsidiaries on a combined basis, along with the eliminations necessary to arrive at the information for Ralcorp Holdings, Inc. on a consolidated basis.  Eliminations represent adjustments to eliminate investments in subsidiaries and intercompany balances and transactions between or among the Parent Company, the Guarantor Subsidiaries, and the Non-Guarantor Subsidiaries.  For this presentation, investments in subsidiaries are accounted for using the equity method of accounting.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended December 31, 2009
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Sales	$ 135.6	$ 841.4	$ 48.2	$ (33.3)	$ 991.9
Other intercompany revenues	.5	.5	8.6	(9.6)	-
Cost of products sold	(98.8)	(611.1)	(42.5)	33.3	(719.1)
Gross Profit	37.3	230.8	14.3	(9.6)	272.8
Selling, general and administrative expenses	(34.9)	(108.1)	(6.6)	9.6	(140.0)
Interest (expense) income, net	(26.9)	(.2)	.6	-	(26.5)
Restructuring charges	(.7)	-	-	-	(.7)
(Loss) Earnings before Income Taxes and Equity Earnings	(25.2)	122.5	8.3	-	105.6
Income taxes	9.3	(45.4)	(2.4)	-	(38.4)
(Loss) Earnings before Equity Earnings	(15.9)	77.1	5.9	-	67.2
Equity in earnings of subsidiaries	83.1	2.7	-	(85.8)	-
Net Earnings	$ 67.2	$ 79.9	$ 5.9	$ (85.8)	$ 67.2

	Three Months Ended December 31, 2008
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Sales	$ 136.7	$ 807.5	$ 48.5	$ (24.5)	$ 968.2
Other intercompany revenues	.5	.5	8.5	(9.5)	-
Cost of products sold	(103.2)	(606.2)	(37.0)	24.5	(721.9)
Gross Profit	34.0	201.8	20.0	(9.5)	246.3
Selling, general and administrative expenses	(36.8)	(105.6)	(14.5)	9.5	(147.4)
Interest (expense) income, net	(27.1)	(.2)	1.0	-	(26.3)
Gain on forward sale contracts	-	22.5	-	-	22.5
Gain on sale of securities	-	15.8	-	-	15.8
Restructuring charges	(.1)	-	-	-	(.1)
(Loss) Earnings before Income Taxes and Equity Earnings	(30.0)	134.3	6.5	-	110.8
Income taxes	11.1	(50.6)	(1.7)	-	(41.2)
(Loss) Earnings before Equity Earnings	(18.9)	83.7	4.8	-	69.6
Equity in earnings of subsidiaries	84.4	1.8	-	(86.2)	-
Equity in loss of Vail Resorts, Inc.,
net of related deferred income taxes	-	(4.1)	-	-	(4.1)
Net Earnings	$ 65.5	$ 81.4	$ 4.8	$ (86.2)	$ 65.5

CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2009
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current Assets
Cash and cash equivalents	$ 136.9	$ -	$ 14.9	$ -	$ 151.8
Marketable securities	10.0	-	-	-	10.0
Investment in Ralcorp Receivables Corporation	165.0	-	-	(38.5)	126.5
Receivables, net	2.0	88.5	143.3	(128.5)	105.3
Inventories	71.4	277.3	10.0	-	358.7
Deferred income taxes	(.8)	6.2	(.2)	-	5.2
Prepaid expenses and other current assets	9.7	1.9	7.2	-	18.8
Total Current Assets	394.2	373.9	175.2	(167.0)	776.3
Intercompany Notes and Interest	-	-	79.8	(79.8)	-
Investment in Subsidiaries	4,074.0	189.0	-	(4,263.0)	-
Property	230.7	1,127.0	121.4	-	1,479.1
Accumulated Depreciation	(159.2)	(387.3)	(25.8)	-	(572.3)
Goodwill	-	2,342.5	44.3	-	2,386.8
Other Intangible Assets	52.6	1,225.4	27.3	-	1,305.3
Accumulated Amortization	(30.5)	(104.4)	(7.5)	-	(142.4)
Other Assets	5.3	22.3	.1	-	27.7
Total Assets	$ 4,567.1	$ 4,788.4	$ 414.8	$ (4,509.8)	$ 5,260.5

Liabilities and Shareholders' Equity
Current Liabilities
Accounts and notes payable	$ 53.1	$ 122.5	$ 9.3	$ (2.0)	$ 182.9
Due to Kraft Foods Inc.	-	8.9	.3	-	9.2
Other current liabilities	138.5	75.3	5.7	-	219.5
Total Current Liabilities	191.6	206.7	15.3	(2.0)	411.6
Intercompany Notes and Interest	62.0	17.8	-	(79.8)	-
Long-term Debt	1,521.7	-	-	-	1,521.7
Deferred Income Taxes	(52.9)	511.2	(3.1)	-	455.2
Other Liabilities	169.2	20.0	7.0	-	196.2
Total Liabilities	1,891.6	755.7	19.2	(81.8)	2,584.7
Shareholders' Equity
Common stock	.6	-	-	-	.6
Other shareholders' equity	2,674.9	4,032.7	395.6	(4,428.3)	2,674.9
Total Shareholders' Equity	2,675.5	4,032.7	395.6	(4,428.3)	2,675.5
Total Liabilities and Shareholders' Equity	$ 4,567.1	$ 4,788.4	$ 414.8	$ (4,510.1)	$ 5,260.2

	September 30, 2009
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current Assets
Cash and cash equivalents	$ 263.5	$ .2	$ 19.1	$ -	$ 282.8
Marketable securities	12.0	-	-	-	12.0
Investment in Ralcorp Receivables Corporation	159.7	-	-	(25.3)	134.4
Receivables, net	7.5	114.2	151.2	(137.0)	135.9
Inventories	69.0	287.6	9.3	-	365.9
Deferred income taxes	4.6	6.2	(.2)	-	10.6
Prepaid expenses and other current assets	2.3	2.0	8.3	-	12.6
Total Current Assets	518.6	410.2	187.7	(162.3)	954.2
Intercompany Notes and Interest	-	-	66.1	(66.1)	-
Investment in Subsidiaries	4,053.7	183.4	-	(4,237.1)	-
Property	229.1	1,113.1	116.6	-	1,458.8
Accumulated Depreciation	(156.5)	(366.2)	(23.0)	-	(545.7)
Goodwill	-	2,342.5	44.1	-	2,386.6
Other Intangible Assets	50.9	1,225.4	26.8	-	1,303.1
Accumulated Amortization	(28.6)	(95.4)	(6.9)	-	(130.9)
Other Assets	5.7	20.3	.1	-	26.1
Total Assets	$ 4,672.9	$ 4,833.3	$ 411.5	$ (4,465.5)	$ 5,452.2

Liabilities and Shareholders' Equity
Current Liabilities
Accounts and notes payable	$ 69.8	$ 157.6	$ 15.6	$ (2.6)	$ 240.4
Due to Kraft Foods Inc.	-	13.3	.3	-	13.6
Other current liabilities	115.4	101.9	7.7	-	225.0
Total Current Liabilities	185.2	272.8	23.6	(2.6)	479.0
Intercompany Notes and Interest	48.5	17.6	-	(66.1)	-
Long-term Debt	1,611.4	-	-	-	1,611.4
Deferred Income Taxes	(43.5)	511.2	(3.1)	-	464.6
Other Liabilities	165.7	18.8	7.1	-	191.6
Total Liabilities	1,967.3	820.4	27.6	(68.7)	2,746.6
Shareholders' Equity
Common stock	.6	-	-	-	.6
Other shareholders' equity	2,705.0	4,012.9	383.9	(4,396.8)	2,705.0
Total Shareholders' Equity	2,705.6	4,012.9	383.9	(4,396.8)	2,705.6
Total Liabilities and Shareholders' Equity	$ 4,672.9	$ 4,833.3	$ 411.5	$ (4,465.5)	$ 5,452.2

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended December 31, 2009
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated

Net Cash Provided (Used) by Operating Activities	$ 25.7	$ 97.7	$ (2.5)	$ 120.9

Cash Flows from Investing Activities
Additions to property and intangible assets	(3.4)	(16.4)	(2.7)	(22.5)
Proceeds from sale of property	-	.2	.1	.3
Purchases of securities	(12.8)	-	-	(12.8)
Proceeds from sale or maturity of securities	14.8	-	-	14.8
Intercompany investments and advances	65.2	(64.5)	(.7)	-
Net Cash Provided (Used) by Investing Activities	63.8	(80.7)	(3.3)	(20.2)

Cash Flows from Financing Activities
Repayments of long-term debt	(89.7)	-	-	(89.7)
Purchases of treasury stock	(115.5)	-	-	(115.5)
Proceeds and tax benefits from exercise of stock awards	.7	-	-	.7
Changes in book cash overdrafts	(11.6)	(17.2)	1.2	(27.6)
Net Cash (Used) Provided by Financing Activities	(216.1)	(17.2)	1.2	(232.1)

Effect of Exchange Rate Changes on Cash	-	-	.4	.4

Net Decrease in Cash and Cash Equivalents	(126.6)	(.2)	(4.2)	(131.0)
Cash and Cash Equivalents, Beginning of Period	263.5	.2	19.1	282.8
Cash and Cash Equivalents, End of Period	$ 136.9	$ -	$ 14.9	$ 151.8

	Three Months Ended December 31, 2008
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated

Net Cash Provided by Operating Activities	$ 13.3	$ 94.7	$ 13.8	$ 121.8

Cash Flows from Investing Activities
Additions to property and intangible assets	(7.0)	(9.4)	(.9)	(17.3)
Proceeds from sale of property	-	(.9)	.9	-
Purchases of securities	(.7)	-	-	(.7)
Proceeds from sale or maturity of securities	7.3	.1	-	7.4
Intercompany investments and advances	82.0	(77.1)	(4.9)	-
Net Cash Provided (Used) by Investing Activities	81.6	(87.3)	(4.9)	(10.6)

Cash Flows from Financing Activities
Repayments of long-term debt	(142.2)	-	-	(142.2)
Net borrowings under credit arrangements	39.5	.1	-	39.6
Proceeds and tax benefits from exercise of stock awards	8.8	1.3	-	10.1
Changes in book cash overdrafts	.2	(11.9)	(.3)	(12.0)
Other, net	(1.0)	(.1)	-	(1.1)
Net Cash Used by Financing Activities	(94.7)	(10.6)	(.3)	(105.6)

Effect of Exchange Rate Changes on Cash	-	-	(.8)	(.8)

Net Increase (Decrease) in Cash and Cash Equivalents	.2	(3.2)	7.8	4.8
Cash and Cash Equivalents, Beginning of Period	6.0	.9	7.2	14.1
Cash and Cash Equivalents, End of Period	$ 6.2	$ (2.3)	$ 15.0	$ 18.9

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

RESULTS OF OPERATIONS

Consolidated

The following table summarizes key data (in millions of dollars, except for percentage data as indicated) that we believe is important for you to note as you read the consolidated results analysis discussions below.  In addition, please refer to Note 16 to the financial statements under Item 1 for data regarding net sales and profit contribution by segment.

	Three Months Ended
	December 31,
	2009	2008
Net earnings	67.2	65.5
Net sales	991.9	968.2
Cost of products sold as % of net sales	72.5%	74.6%
SG&A as % of net sales	14.1%	15.2%
Interest expense, net	(26.5)	(26.3)
Gain on forward sale contracts (Vail)	-	22.5
Gain on sale of securities (Vail)	-	15.8
Post Foods transition and integration costs	(.6)	(7.1)
Effective income tax rate	36.4%	37.2%
Equity in loss of Vail Resorts, Inc.	-	(6.4)

                Net earnings for the quarter ended December 31, 2009 have been positively impacted by lower raw material costs and the acquisition of Harvest Manor Farms in March 2009, but negatively impacted by unfavorable pricing variances.  Earnings in the prior year included net gains related to our investment in Vail Resorts, Inc.  As of September 30, 2009, all interests in Vail Resorts had been liquidated.  More detailed discussion and analysis of these and other factors follows.
Net sales for the first quarter grew 2% from a year ago, largely due to $53.8 million from Harvest Manor Farms.  Excluding sales from this acquisition, our base business net sales decreased 3% from the prior year level.  Base business sale volume was down 1%, and selling prices were reduced in several product categories as a result of contract terms or competitive pressures.  Overall, pricing variances reduced net sales by approximately $15 million for the quarter.  Note the net sales comparisons by segment in Note 16 under Item 1, and refer to the segment discussions below for more detailed information about factors affecting net sales.
Cost of products sold decreased as a percentage of net sales, primarily due to lower input costs in the first quarter compared to prior year.  Compared to the corresponding period last year, changes in unit costs lowered overall ingredient and packaging costs, net of the impacts of our hedging and forward purchase strategies, by approximately $38 million for the first quarter of fiscal 2010.  For the first quarter of fiscal 2009, these costs had been unfavorable by approximately $50 million.  Refer to the segment discussions below for more information.
Selling, general and administrative expenses (“SG&A”) decreased as a percentage of net sales.  The decrease is largely due to the reduction in Post Foods transition and integration costs and a favorable impact from foreign currency exchange contracts.

               Interest expense increased slightly as a result of higher interest rates partially offset by lower debt levels.  The weighted average interest rate on all of the Company’s outstanding debt was 6.4% and 6.0% in the first quarter of fiscal 2010 and 2009, respectively.
Gain on forward sale contracts – Net earnings during the three months ended December 31, 2008 were affected by non-cash gains on forward sale contracts related to some of our shares of Vail Resorts, Inc.  As discussed further below, all contracts were settled during fiscal 2009.  The contracts included a collar on the Vail stock price and the prepayment of proceeds at a discount (whereby Ralcorp received a total of $140.0 million).  Gains or losses on the contracts were immediately recognized in earnings.  For more information on these contracts, see Note 4 under Item 1.
Gain on sale of securities – Results for the quarter ended December 31, 2008 included a gain on the sale of 891,600 shares of Vail Resorts, Inc., including 890,000 shares delivered in settlement of forward sale contracts, as discussed above.  The gain represents the difference between the $15.0 million book value of the shares and the $30.8 million net proceeds (primarily received on a discounted basis at the inception of the related forward sale contracts).
Post Foods transition and integration costs – As planned, Ralcorp has continued to incur costs related to transitioning Post Foods into Ralcorp’s operations, albeit at a much lower level than in the prior year.  Costs relate to integration projects including decoupling the cereal assets of Post Foods from those of  Kraft Foods Inc. (the former owner), developing stand-alone Post Foods information systems, developing independent sales, logistics and purchasing functions for Post Foods, and other significant integration undertakings.  While a portion of those costs are capitalized, the expense portion totaled $.6 million and $7.1 million in the three months ended December 31, 2009 and 2008, respectively.
Income taxes – The timing of certain tax adjustments last year increased our effective tax rate slightly in the quarter ended December 31, 2008.
Equity in loss of Vail Resorts, Inc. – Until June of 2009, Ralcorp accounted for its former investment in Vail Resorts, Inc. (NYSE: MTN) using the equity method.  Vail Resorts operates on a fiscal year ending July 31; therefore, we reported our portion of Vail Resorts’ operating results on a two-month time lag.  Vail Resorts’ operations are highly seasonal, typically yielding income for the second and third fiscal quarters and losses for the first and fourth fiscal quarters.  Related deferred taxes were provided at approximately 36%.

Cereals

Net sales in the Cereals segment were down 2% for the first quarter.  The decrease was driven by volume declines and lower net selling prices, partially offset by the effects of product mix.  The following table shows year-over-year sales volume changes by product category.

Branded ready-to-eat (RTE) cereal	-2%
Private label ready-to-eat cereal	0%
Hot cereal	-7%
Nutritional bars	4%
Co-manufacturing	-65%
Other minor categories	9%
Total	-4%

Although branded RTE volume declined as a result of continued competitive promotional activity in the category, the amount of the decline was less than experienced in the second half of fiscal 2009.  In co-manufacturing (volume produced for branded companies), the prior year’s first quarter included significant hot cereal volume which was not recurring, driving most of the noted volume decline.  In addition, other co-manufacturing volume decreased as a result of the end or decline of several production contracts.  The total co-manufacturing volume change resulted in a sales dollar decline of $8.5 million for the quarter.  The decrease in hot cereal volume was primarily due to the loss of lower margin business a year ago in a competitive bid.
The segment’s profit contribution decreased slightly compared to the prior year first quarter as a result of the sales volume declines and higher promotional costs, largely offset by lower raw material and freight costs.  The most notable raw material cost decreases occurred in grain products (wheat, oats, and corn), fruits, and nuts.

Snacks, Sauces & Spreads

For the three months ended December 31, 2009, net sales for the Snacks, Sauces & Spreads segment increased 13%, due to approximately $53.8 million of sales from Harvest Manor Farms, acquired at the end of March 2009.  Net sales of the base business decreased 4% from last year’s first quarter as a result of selling price decreases and product mix, partially offset by the effects of a net volume increase from last year.  Volume changes by product category (excluding Harvest Manor Farms) are shown in the following table.

Nuts	-3%
Crackers	-5%
Cookies	-9%
Peanut butter	8%
Preserves & jellies	3%
Table syrup	-5%
Chips	4%
Spoonable & pourable salad dressings	2%
Co-manufacturing	44%
Other minor categories	6%
Total	1%

For categories with lower volumes, the declines are primarily attributable to management’s decision to exit certain low margin business a year ago.  The increase in peanut butter sales volume was largely due to new business with an existing major customer.  The increase in co-manufacturing volume, which was the result of new projects as well as increased volumes of continuing projects, added approximately $7.1 million to net sales.
The segment’s profit contribution was 60% higher than last year as a result of profits from Harvest Manor Farms, lower raw material, freight, and production costs, partially offset by lower selling prices, an unfavorable product mix, and higher SG&A compensation costs.  Raw material cost differences in the segment were driven by oils, nuts, wheat products, and fruits.

Frozen Bakery Products

In the Frozen Bakery Products segment, net sales for the first quarter of fiscal 2010 were down as a result of lower pricing and product mix.  The following table shows approximate sales volume changes from the corresponding period of fiscal 2009 by sales channel.

Foodservice	-7%
In-store bakery (ISB)	-1%
Retail	15%
Total	-1%

The segment’s sales were negatively impacted by general economic conditions.  Sales volume in the foodservice channel was down in most product categories due to lower restaurant traffic at our casual-themed national customers and the loss of a major customer due to pricing actions.  In addition, pricing in the foodservice channel was lower, largely in accordance with certain contract treatment of commodity costs.  While volume in the in-store bakery channel was down only slightly, ISB net sales declined 8% from the prior year due to a shift in product mix to more frozen dough products from value-added products such as breads, as well as lower pricing.  The retail channel reported strong volume gains in addition to slight pricing increases, partially offset by a shift in sales mix.  The increase in retail volume is attributable to a new customer, increased distribution with other customers, and waffle supply difficulties at a major competitor.
The segment’s profit contribution was up 76% for the quarter as a result of favorable raw material and freight costs, improvements in trailer utilization and distribution patterns and favorable foreign exchange contracts, partially offset by lower pricing.  The favorability in raw material costs was driven by flour, oil, and eggs.

LIQUIDITY AND CAPITAL RESOURCES

Historically, we have funded operating needs by generating positive cash flows through operations.  We expect to continue generating operating cash flows through our mix of businesses and expect that short-term and long-term liquidity requirements will be met through a combination of operating cash flows and strategic use of borrowings under committed and uncommitted credit arrangements.  To help ensure sufficient liquidity, we continue to monitor market events and the financial institutions associated with our credit facilities, including monitoring credit ratings and outlooks, capital raising and merger activity.
Capital resources remained strong at December 31, 2009, with total shareholders’ equity of $2,675.8 million and a long-term debt (including current maturities) to total capital (which is the total of long-term debt and total shareholders’ equity) ratio of 37%, compared with corresponding figures for September 30, 2009 of $2,705.6 million and 37%.  Working capital, excluding cash and cash equivalents, increased to $212.9 million at December 31, 2009, from $192.4 million at September 30, 2009, primarily as a result of the effects of the timing of payments versus accruals, partially offset by the effect of the timing of sales.
Cash provided by operating activities was $120.9 million through three months of fiscal 2010 compared to $121.8 million in last year’s first three months.  The improved profitability of our food businesses was offset by a reduction in cash flows related to our receivables sale agreement (see Note 9 under Item 1).  Net proceeds received from the sale of beneficial interests in accounts receivable was zero during the first quarter of fiscal 2010 compared with $25 million a year ago.
During the quarter ended December 31, 2009, we repurchased two million shares of Ralcorp common stock for $115.5, repaid $29.0 million of our Fixed Rate Senior Notes, Series B, and $10.7 million of Series D, as scheduled, and paid off the remaining $50.0 million of our Floating Rate Senior Notes, Series G prior to its maturity date of February 2011.  As a result, our cash reserves decreased from $282.8 million as of September 30, 2009 to $151.8 million as of December 31, 2009.  During the next twelve months, another $29.0 million of Series B, $10.7 million of Series D, and the $5.6 million IRB are scheduled to be repaid.  In addition, capital expenditures for fiscal 2010 are expected to total approximately $125 million (of which $22.5 million was spent during the first quarter).  With $400 million available under our revolving credit agreement and over $150 million of cash on hand as of December 31, 2009, we remain well positioned to meet these upcoming cash needs.
All of our notes provide that, if we elect to pay additional interest, our ratio of “Total Debt” to “Adjusted EBITDA” (each term as defined in the debt agreements) may exceed the 3.5 to 1 limit, but be no greater than 4 to 1, for a period not to exceed 12 consecutive months.  As of December 31, 2009, that ratio was 2.3 to 1, and we were also in compliance with all other debt covenants.  As previously reported, during 2009 we earned ratings of Baa3 from Moody’s and BBB- from Standard & Poor’s, which provides us even greater flexibility to execute current and future business strategies by giving us access to the investment-grade bond market.

OUTLOOK

Within our Annual Report on Form 10-K for the year ended September 30, 2009, we provided a discussion of the outlook for the Company, including specific factors and trends affecting our businesses.  We believe the outlook comments contained within that document are still appropriate, except as updated by the following paragraphs.
After years of significant increases in overall raw material costs (with an impact of approximately $150 million in fiscal 2008 and $70 million in fiscal 2009, including approximately $50 million in the quarter ended December 31, 2008), changes in unit costs lowered overall raw material cost by approximately $38 million for the first quarter of fiscal 2010 compared to the same period in the prior year.  We also expect our second quarter costs to be favorable compared to last year, but to a lesser extent.  We currently anticipate costs in the last six months of fiscal 2010 to be greater than those in the second half of the prior year, especially for sweeteners, cocoa, dairy products, and certain tree nuts.
In response to changes in tax laws, during the second quarter of fiscal 2010, the Company restructured its legal entities in Canada.  Effective February 1, 2010, the result will be to eliminate certain tax benefits to which the Company has been entitled.  These tax benefits reduced our overall effective tax rate by approximately 0.6% for fiscal 2009 and for the three months ended December 31, 2009.
The Company has been incurring costs to transition and integrate Post Foods operations, acquired August 4, 2008, into Ralcorp.  Although these costs have declined recently, they will likely continue through fiscal 2010 as a result of the revision of Post UPC labels to reflect the change in ownership, continuing systems implementations, and other integration projects.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) 141(R), “Business Combinations,” now included in Accounting Standards Codification (ASC) Topic 805, “Business Combinations.”  This Statement establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of business combinations.  This Statement is effective for acquisitions completed after the beginning of Ralcorp’s 2010 fiscal year.
Issued in December 2009, Accounting Standards Update (ASU) No. 2009-16 amends the ASC for the issuance of FAS 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140.”  The amendments in this ASU improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets.  In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets.  Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting.  Also issued in December 2009, ASU 2009-17 amends the ASC for the issuance of FAS 167, “Amendments to FASB Interpretation No. 46(R).”  The amendments in this ASU replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity.  An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity.  The amendments in this ASU also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements.  These ASUs are effective for Ralcorp’s 2011 fiscal year.  We are still evaluating the impact, but despite required modifications of disclosures and presentations of amounts related to the Company’s sale of accounts receivable, we currently do not expect the adoption of these amendments to have a material impact on the Company’s financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        There have been no material changes to our critical accounting policies and estimates during the three months ended December 31, 2009.

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

Except as discussed in the following paragraphs, we believe there have been no material changes in the reported market risks faced by the Company during the three months ended December 31, 2009.  For additional information, refer to Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2009.
As of December 31, 2009, a hypothetical 10% adverse change in relevant market prices would have decreased the fair value of our commodity-related derivatives portfolio, which includes futures, options, and swaps, by approximately $6.5 million.  This volatility analysis ignores changes in the exposures inherent in the related hedged transactions.  Because the Company does not hold or trade derivatives for speculation or profit, all changes in derivative values are effectively offset by corresponding changes in the hedged exposures.
As of December 31, 2009, the fair value of the Company’s fixed rate debt was approximately $1,741.7 million, based on the discounted amount of future cash flows using Ralcorp’s incremental rate of borrowing for similar debt.  A hypothetical 10% decrease in interest rates would increase the fair value of the fixed rate debt by approximately $74.3 million.
As of December 31, 2009, we held foreign currency forward contracts with a total notional amount of $36.0 million and fair value of $6.9 million.  A hypothetical 10% increase in the expected CAD-USD exchange rates would have decreased that fair value by $3.9 million.

Item 4.	Controls and Procedures.

The Company’s management, with the participation of the Company’s Co-Chief Executive Officers and its Controller, Chief Accounting and Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2009.  Based upon that evaluation, the Co-Chief Executive Officers and the Controller, Chief Accounting and Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information that is required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including its Co-Chief Executive Officers and its Controller, Chief Accounting and Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

There is no information required to be reported under any items except those indicated below.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
October 1- October 31, 2009	0	$0	0	See total

November 1 - November 30, 2009	0	0	0	See total

December 1 - December 31, 2009	2,000,000	57.7298	2,000,000	See total

Total	2,000,000	0	2,000,000	5,000,000

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

On January 26, 2010, the Company held its annual meeting of shareholders.  The following three directors were elected for a term of three years, expiring at the annual meeting of shareholders to be held in 2013, or at such other time when their successors are elected:

	Votes For	Votes Withheld
Bill G. Armstrong	46,124,541	714,250
J. Patrick Mulcahy	46,155,289	683,502
William P. Stiritz	45,733,393	1,105,398

At the same meeting, PricewaterhouseCoopers LLP was appointed as the Company’s independent registered public accounting firm for the fiscal year ending September 2010:

	Votes For	Votes Against	Abstained
Ratification	50,254,174	491,922	45,265

Item 6.	Exhibits.

*10.1	Form of 2009 Ralcorp Holdings, Inc. Restricted Stock Unit Agreement for CEOs (Filed as Exhibit 10.1 to the Company's Form 8-K dated October 9, 2009)
*10.2	Form of 2009 Ralcorp Holdings, Inc. Restricted Stock Unit Agreement for non-CEO Officers (Filed as Exhibit 10.2 to the Company's Form 8-K dated October 9, 2009)
*10.3	Form of 2009 Ralcorp Holdings, Inc. Restricted Stock Agreement for non-CEO Officers (Filed as Exhibit 10.3 to the Company's Form 8-K dated October 9, 2009)
31.1	Section 302 Certification of Kevin J. Hunt dated February 4, 2010
31.2	Section 302 Certification of David P. Skarie dated February 4, 2010
31.3	Section 302 Certification of Thomas G. Granneman dated February 4, 2010
32	Section 1350 Certification of Kevin J. Hunt, David P. Skarie and Thomas G. Granneman dated February 4, 2010

*Incorporated by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RALCORP HOLDINGS, INC.

By /s/ T. G. Granneman
T. G. Granneman
Corporate Vice President and Controller (Principal
Accounting Officer and Principal Financial Officer)

February 4, 2010

Exhibit Index

Exhibit	Description

*10.1	Form of 2009 Ralcorp Holdings, Inc. Restricted Stock Unit Agreement for CEOs (Filed as Exhibit 10.1 to the Company's Form 8-K dated October 9, 2009)
*10.2	Form of 2009 Ralcorp Holdings, Inc. Restricted Stock Unit Agreement for non-CEO Officers (Filed as Exhibit 10.2 to the Company's Form 8-K dated October 9, 2009)
*10.3	Form of 2009 Ralcorp Holdings, Inc. Restricted Stock Agreement for non-CEO Officers (Filed as Exhibit 10.3 to the Company's Form 8-K dated October 9, 2009)
31.1	Section 302 Certification of Kevin J. Hunt dated February 4, 2010
31.2	Section 302 Certification of David P. Skarie dated February 4, 2010
31.3	Section 302 Certification of Thomas G. Granneman dated February 4, 2010
32	Section 1350 Certification of Kevin J. Hunt, David P. Skarie and Thomas G. Granneman dated February 4, 2010

*Incorporated by reference