Form 10-Q
period 2010-03-31
RALCORP HOLDINGS INC /MO
filed 2010-05-06
CIK 1029506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010.

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO ____________.

Commission file number:     1-12619

Ralcorp Holdings, Inc.
(Exact name of registrant as specified in its charter)

Missouri	43-1766315
(State of Incorporation)	(I.R.S. Employer
Identification No.)

800 Market Street, Suite 2900
St. Louis, MO	63101
(Address of principal	(Zip Code)
Executive offices)

(314) 877-7000
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X)   No (   )

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes (  )   No (  )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer (X)	Accelerated filer ( )	Non-accelerated filer ( )	Smaller reporting company ( )

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes (  )   No (X)

Number of shares of Common Stock, $.01 par value, outstanding as of May 5, 2010:  54,893,554

RALCORP HOLDINGS, INC.

INDEX

		PAGE
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Statements of Earnings	1

	Condensed Consolidated Statements of Comprehensive Income	1

	Condensed Consolidated Balance Sheets	2

	Condensed Consolidated Statements of Cash Flows	3

	Notes to Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	25

PART II.	OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 6.	Exhibits	26

SIGNATURES		26

(i)

PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

RALCORP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
(Dollars in millions except per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Net Sales	$965.0	$946.5	$1,956.9	$1,914.7
Cost of products sold	(698.6)	(687.1)	(1,417.7)	(1,409.0)
Gross Profit	266.4	259.4	539.2	505.7
Selling, general and administrative expenses	(148.1)	(156.7)	(288.1)	(304.1)
Interest expense, net	(23.9)	(23.6)	(50.4)	(49.9)
Restructuring charges	(.1)	(.2)	(.8)	(.3)
Goodwill impairment loss	(20.5)	-	(20.5)	-
Gain on forward sale contracts	-	19.6	-	42.1
Gain on sale of securities	-	-	-	15.8
Earnings before Income Taxes
and Equity Earnings	73.8	98.5	179.4	209.3
Income taxes	(27.1)	(35.3)	(65.5)	(76.5)
Earnings before Equity Earnings	46.7	63.2	113.9	132.8
Equity in earnings of Vail Resorts, Inc.,
net of related deferred income taxes	-	7.0	-	2.9
Net Earnings	$46.7	$70.2	$113.9	$135.7

Earnings per Share
Basic	$.85	$1.25	$2.06	$2.41
Diluted	$.84	$1.23	$2.03	$2.38

See accompanying Notes to Condensed Consolidated Financial Statements.

RALCORP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in millions)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Net Earnings	$46.7	$70.2	$113.9	$135.7
Other comprehensive income (loss)	1.3	3.6	14.4	(41.3)
Comprehensive Income	$48.0	$73.8	$128.3	$94.4

See accompanying Notes to Condensed Consolidated Financial Statements.

RALCORP HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in millions)

	March 31,	Sept. 30,
	2010	2009

Assets
Current Assets
Cash and cash equivalents	$163.1	$282.8
Marketable securities	10.0	12.0
Investment in Ralcorp Receivables Corporation	125.3	134.4
Receivables, net	148.9	135.9
Inventories	345.8	365.9
Deferred income taxes	8.9	10.6
Prepaid expenses and other current assets	16.2	12.6
Total Current Assets	818.2	954.2
Property, Net	911.6	911.9
Goodwill	2,367.8	2,386.6
Other Intangible Assets, Net	1,155.0	1173.4
Other Assets	28.2	26.1
Total Assets	$5,280.8	$5,452.2

Liabilities and Shareholders' Equity
Current Liabilities
Accounts and notes payable	$200.5	$240.4
Due to Kraft Foods Inc.	-	13.6
Other current liabilities	179.6	225.0
Total Current Liabilities	380.1	479.0
Long-term Debt	1,521.7	1,611.4
Deferred Income Taxes	445.9	464.6
Other Liabilities	199.7	191.6
Total Liabilities	2,547.4	2,746.6
Shareholders' Equity
Common stock	.6	.6
Additional paid-in capital	1,936.4	1,931.4
Common stock in treasury, at cost	(350.3)	(244.8)
Retained earnings	1,173.2	1,059.3
Accumulated other comprehensive income	(26.5)	(40.9)
Total Shareholders' Equity	2,733.4	2,705.6
Total Liabilities and Shareholders' Equity	$5,280.8	$5,452.2

See accompanying Notes to Condensed Consolidated Financial Statements.

RALCORP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in millions)

	Six Months Ended
	March 31,
	2010	2009

Cash Flows from Operating Activities
Net earnings	$113.9	$135.7
Adjustments to reconcile net earnings to net
cash flow provided by operating activities:
Depreciation and amortization	77.4	74.1
Stock-based compensation expense	9.5	7.0
Goodwill impairment loss	20.5	-
Gain on forward sale contracts	-	(42.1)
Gain on sale of securities	-	(15.8)
Equity in loss of Vail Resorts, Inc.	-	(4.5)
Deferred income taxes	(19.8)	.5
Sale of receivables, net	-	25.0
Other, net	(41.0)	(22.8)
Net Cash Provided by Operating Activities	160.5	157.1

Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	-	(54.7)
Additions to property and intangible assets	(57.2)	(46.6)
Proceeds from sale of property	.5	-
Purchases of securities	(12.8)	(3.8)
Proceeds from sale or maturity of securities	14.8	10.0
Net Cash Used by Investing Activities	(54.7)	(95.1)

Cash Flows from Financing Activities
Repayments of long-term debt	(95.3)	(144.7)
Net borrowings under credit arrangements	-	107.5
Purchases of treasury stock	(115.5)	(1.0)
Proceeds and tax benefits from exercise of stock awards	7.8	11.6
Changes in book cash overdrafts	(23.4)	(20.4)
Other, net	(.1)	(.1)
Net Cash Used by Financing Activities	(226.5)	(47.1)

Effect of Exchange Rate Changes on Cash	1.0	(1.1)

Net (Decrease) Increase in Cash and Cash Equivalents	(119.7)	13.8
Cash and Cash Equivalents, Beginning of Period	282.8	14.1
Cash and Cash Equivalents, End of Period	$163.1	$27.9

See accompanying Notes to Condensed Consolidated Financial Statements.

RALCORP HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions except per share data)

NOTE 1 – PRESENTATION OF CONDENSED FINANCIAL STATEMENTS

The accompanying unaudited historical financial statements of Ralcorp Holdings, Inc. (“Ralcorp” or the “Company”) have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  These interim financial statements reflect all adjustments which are, in the opinion of management, necessary to fairly state the results for the periods presented.  All such adjustments are of a normal recurring nature.  Certain amounts for prior periods have been reclassified to conform to the current period’s presentation, including segment information.  Operating results for the periods presented are not necessarily indicative of the results for the full year.  These statements should be read in conjunction with the financial statements and notes for the year ended September 30, 2009 included in Exhibit 99.1 of the Company's Current Report on Form 8-K filed on April 7, 2010.  The significant accounting policies for the accompanying financial statements are the same as disclosed in Note 1 in that Exhibit.

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Net sales	$965.0	$978.7	$1,956.9	$2,001.4
Net earnings	46.7	70.8	113.9	138.7
Basic earnings per share	.85	1.26	2.06	2.47
Diluted earnings per share	.84	1.24	2.03	2.43

NOTE 3 – PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company sponsors qualified and supplemental noncontributory defined benefit pension plans and other postretirement benefit plans for certain of its employees.  The following table provides the components of net periodic benefit cost for the plans.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Pension Benefits
Service cost	$1.6	$1.2	$3.3	$2.4
Interest cost	3.3	3.1	6.6	6.2
Expected return on plan assets	(4.0)	(3.8)	(8.0)	(7.6)
Amortization of prior service cost	.1	.1	.2	.2
Amortization of net loss	1.0	.1	1.9	.1
Net periodic benefit cost	$2.0	$.7	$4.0	$1.3

Other Benefits
Service cost	$.8	$.8	$1.5	$1.5
Interest cost	1.3	1.4	2.6	2.9
Amortization of prior service cost	(.4)	-	(.7)	-
Net periodic benefit cost	$1.7	$2.2	$3.4	$4.4

NOTE 4 – RESTRUCTURING CHARGES

Restructuring charges for the three and six months ended March 31, 2010 and 2009 included residual costs related to the closure of the Frozen Bakery Products plant in Blue Island, IL, which was substantially completed in fiscal 2007.  The charges in the six months ended March 31, 2010 included a related asset impairment charge of $.6.

NOTE 5 – GOODWILL IMPAIRMENT LOSS

The Company’s reporting units are tested for impairment in the fourth fiscal quarter, after the annual forecasting process.  These tests are updated quarterly as needed.  In March 2010, a goodwill impairment loss of $20.5 ($12.9 after taxes, or $.23 per diluted share) was recognized in the Snacks, Sauces & Spreads segment related to the Linette chocolate reporting unit, resulting in an adjusted goodwill balance of zero for this reporting unit.  Factors culminating in the impairment included reduced sales to a major customer, the inability to quickly replace the lost volume, and changes in anticipated ingredient cost trends, leading to shortfalls in EBITDA (earnings before interest, income taxes, depreciation and amortization) relative to forecasts.  Estimated fair values of the reporting segment and its identifiable net assets were determined based on the best information available, including the results of valuation techniques such as EBITDA multiples (using 6 times) and expected present value of future cash flows based on revised forecasts (using discount rates of 10.5% to 12%).  These fair value measurements fell within Level 3 of the fair value hierarchy as described in Note 9.

NOTE 6 – FORWARD SALE CONTRACTS

Between December 31, 2005 and December 31, 2006, Ralcorp entered into three forward sale contracts relating to 4.95 million shares of its Vail common stock.  As of June 4, 2009, all of the contracts were settled.  Ralcorp received cash under the discounted advance payment feature of the contracts, and amortization of the discounts (which totaled $1.8 and $3.9 for the three and six months ended March 31, 2009) was included in “Interest expense, net” on the statement of earnings.  In addition to the unrealized non-cash gains or losses, the reported gains on these contracts of $19.6 and $42.1 for the three and six months ended March 31, 2009, respectively, included charges (paid monthly) for certain related stock borrow costs incurred by the counterparty totaling $1.9 and $3.1, respectively.

NOTE 7 – EARNINGS PER SHARE

The weighted-average shares outstanding for basic and diluted earnings per share were as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009

Weighted Average Shares
for Basic Earnings per Share	54,541	56,108	55,232	56,078
Dilutive effect of:
Stock options	333	416	340	479
Stock appreciation rights	439	134	291	145
Restricted stock awards	184	266	167	206
Weighted Average Shares
for Diluted Earnings per Share	55,497	56,924	56,030	56,908

The following schedule shows stock appreciation rights (SARs) which were outstanding and could potentially dilute basic earnings per share in the future but which were not included in the computation of diluted earnings per share for the periods indicated because to do so would have been antidilutive (in thousands).

	Six Months Ended		Six Months Ended
	March 31, 2010		March 31, 2009
	First	Second	First	Second
	Quarter	Quarter	Quarter	Quarter
SARs at $56.56 per share	405	-	435	435
SARs at $66.07 per share	504	504	538	538
SARs at $65.45 per share	25	-	25	25
SARs at $58.79 per share	8	8	-	-
SARs at $56.27 per share	390	-	-	-
SARs at $57.14 per share	13	-	-	-

NOTE 8 – DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING

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

As of March 31, 2010, the Company’s derivative instruments consisted of commodity contracts (options, futures, and swaps) used as cash flow or fair value hedges on ingredient purchases and foreign currency forward contracts used as cash flow hedges on receipts of foreign currency-denominated accounts receivable.  The Company has hedged approximately 60% to 90% of its needs related to oats, wheat, corn, soy oil, natural gas, diesel fuel, and corrugated packaging over a six to twelve month period and approximately 25% of its corrugated packaging needs for the following year.  At March 31, 2010, the Company held foreign currency forward contracts with a total notional amount of $24.0.  During the past several years, the Company was party to interest rate contracts used as cash flow hedges of variable interest payments, as well as forward sale contracts relating to shares of Vail Resorts, Inc. common stock which were not designated as hedging instruments (see Note 6).

The following table shows the fair value and balance sheet location of the Company’s derivative instruments as of March 31, 2010, all of which were designated as hedging instruments under ASC Topic 815.

		Fair Value
		March 31,	Sept. 30,
	Balance Sheet Location	2010	2009
Asset Derivatives
Foreign exchange contracts	Prepaid expenses and other current assets	$ 5.3	$ 7.8
Commodity contracts	Prepaid expenses and other current assets	2.1	.2
		$ 7.4	$ 8.0

Liability Derivatives
Commodity contracts	Other current liabilities	$ 3.6	$ 7.8
Interest rate contracts	Other current liabilities	-	.4
		$ 3.6	$ 8.2

The following table illustrates the effect of the Company’s derivatives in ASC Topic 815 cash flow hedging relationships on the statement of earnings and other comprehensive income (OCI) for the three months ended March 31, 2010 and 2009.

	Amount of Gain					Location and Amount of
	(Loss) Recognized		Location and Amount of			Gain (Loss) Recognized in Earnings
Derivatives in	in OCI		Gain (Loss) Reclassified from Accumulated			[Ineffective Portion and Amount
ASC Topic 815 Cash Flow	[Effective Portion]		OCI into Earnings [Effective Portion]			Excluded from Effectiveness Testing]
Hedging Relationships	2010	2009	Location	2010	2009	Location	2010	2009
Commodity contracts	$(9.1)	$(10.2)	Cost of products sold	$(2.7)	$(17.0)	Cost of products sold	$-	$(.2)
Foreign exchange contracts	.2	(2.0)	SG&A	1.9	(1.9)	SG&A	-	-
Interest rate contracts	-	-	Interest expense, net	-	(.5)	Interest expense, net	-	-
	$(8.9)	$(12.2)		$(.8)	$(19.4)		$-	$(.2)

The following table illustrates the effect of the Company’s derivatives in ASC Topic 815 cash flow hedging relationships on the statement of earnings and other comprehensive income (OCI) for the six months ended March 31, 2010 and 2009.

	Amount of Gain					Location and Amount of
	(Loss) Recognized		Location and Amount of			Gain (Loss) Recognized in Earnings
Derivatives in	in OCI		Gain (Loss) Reclassified from Accumulated			[Ineffective Portion and Amount
ASC Topic 815 Cash Flow	[Effective Portion]		OCI into Earnings [Effective Portion]			Excluded from Effectiveness Testing]
Hedging Relationships	2010	2009	Location	2010	2009	Location	2010	2009
Commodity contracts	$.4	$(37.3)	Cost of products sold	$(8.2)	$(20.3)	Cost of products sold	$(.2)	$(.9)
Foreign exchange contracts	.9	(6.5)	SG&A	4.0	(3.9)	SG&A	-	-
Interest rate contracts	-	(1.8)	Interest expense, net	(1.0)	(.8)	Interest expense, net	-	.1
	$1.3	$(45.6)		$(5.2)	$(25.0)		$(.2)	$(.8)

The following table shows the effect of the Company’s derivatives not designated as hedging instruments under ASC Topic 815 on the statement of earnings for the three and six months ended March 31, 2009.  There were no such derivatives as of March 31, 2010.

Derivatives Not Designated		Amount of Gain (Loss)
as Hedging Instruments	Location of Gain (Loss)	Recognized in Earnings
Under ASC Topic 815	Recognized in Earnings	Three Months	Six Months
Equity contracts	Gain on forward sale contracts	$ 19.6	$ 42.1

Approximately $2.7 of the net cash flow hedge losses reported in accumulated OCI at March 31, 2010 is expected to be reclassified into earnings within the next twelve months.  For gains or losses associated with commodity contracts, the reclassification will occur when the products produced with hedged materials are sold.  For gains or losses associated with foreign exchange contracts, the reclassification will occur as hedged foreign currency-denominated accounts receivable are received.  For gains or losses associated with interest rate swaps, the reclassification will occur on a straight-line basis over the term of the related debt.

Certain of the Company’s derivative instruments contain provisions that require the Company to post collateral when the derivatives in liability positions exceed a specified threshold, and others require collateral even when the derivatives are in asset positions.  The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on March 31, 2010 was $3.4, and the related collateral required was $10.0.

NOTE 9 – FAIR VALUE MEASUREMENTS

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis and the basis for that measurement according to the levels in the fair value hierarchy in ASC Topic 820:

	March 31, 2010			September 30, 2009
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Marketable securities	$10.0	$10.0	$-	$12.0	$12.0	$-
Derivative assets	7.4	-	7.4	8.0	-	8.0
Deferred compensation investment	22.9	22.9	-	19.9	19.9	-
	$40.3	$32.9	$7.4	$39.9	$31.9	$8.0
Liabilities
Derivative liabilities	$3.6	$-	$3.6	$8.2	$-	$8.2
Deferred compensation liabilities	32.4	-	32.4	29.6	-	29.6
	$36.0	$-	$36.0	$37.8	$-	$37.8

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

The carrying amounts reported on the consolidated balance sheets for cash and cash equivalents, receivables and accounts payable approximate fair value because of the short maturities of these financial instruments.  The carrying amount of the Company’s variable rate long-term debt (Note 15) approximates fair value because the interest rates are adjusted to market frequently.  Based on the discounted amount of future cash flows, using Ralcorp’s incremental rate of borrowing for similar debt, the Company’s fixed rate debt (which had a carrying amount of $1,541.4 as of March 31, 2010 and $1,581.1 as of September 30, 2009) had an estimated fair value of $1,736.4 as of March 31, 2010 and $1,800.3 as of September 30, 2009.

NOTE 10 – SALE OF RECEIVABLES

The Company has an agreement to sell, on an ongoing basis, all of the trade accounts receivable of certain of its subsidiaries to a wholly owned, bankruptcy-remote subsidiary named Ralcorp Receivables Corporation (RRC).  As of March 31, 2010, the accounts receivable of the Harvest Manor Farms, Post Foods, Bloomfield Bakers, Cottage Bakery, Western Waffles, and Medallion businesses had not been incorporated into the agreement and were not being sold to RRC.  RRC can in turn sell up to $75.0 of ownership interests in qualifying receivables to a bank commercial paper conduit.  Ralcorp continues to service the receivables (with no significant servicing assets or liabilities) and remits collections to RRC, who remits the appropriate portion to the conduit as part of a monthly net settlement including the sale of an additional month of receivables.

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

As of March 31, 2010 and September 30, 2009, the outstanding balance of receivables sold to RRC (net of an allowance for doubtful accounts based on historical losses and the economic status of customers) was $125.3 and $134.4, respectively, and the Company elected not to sell any to the conduit, resulting in a retained interest of $125.3 and $134.4, respectively, reflected on the Company’s consolidated balance sheet as an “Investment in Ralcorp Receivables Corporation.”  Discounts related to the sale of receivables (based on contractual rates) totaled zero and $.1 in the three months ended March 31, 2010 and 2009, respectively (zero and $.5 for the corresponding six month periods), and are included on the statement of earnings in selling, general and administrative expenses.  Cash received from or paid to the conduit is included in net cash flows from operating activities.

NOTE 11 – INVENTORIES consisted of:

	March 31,	Sept. 30,
	2010	2009
Raw materials and supplies	$144.1	$152.4
Finished products	205.1	217.0
	349.2	369.4
Allowance for obsolete inventory	(3.4)	(3.5)
	$345.8	$365.9

NOTE 12 – PROPERTY, NET consisted of:

	March 31,	Sept. 30,
	2010	2009
Property at cost	$1,507.6	$1,456.4
Accumulated depreciation	(596.0)	(544.5)
	$911.6	$911.9

NOTE 13 – OTHER INTANGIBLE ASSETS, NET consisted of:

	March 31,	Sept. 30,
	2010	2009
Computer software	$58.5	$55.2
Customer relationships	422.7	421.2
Trademarks/brands	816.0	816.0
Other	13.1	13.1
	1,310.3	1,305.5
Accumulated amortization	(155.3)	(132.1)
	$1,155.0	$1,173.4

Amortization expense related to intangible assets was:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Computer software	$2.0	$1.2	$4.0	$2.4
Customer relationships	7.2	5.0	14.4	10.5
Trademarks/brands	1.6	3.2	3.3	6.3
Other	.5	.5	1.0	.9
	$11.3	$9.9	$22.7	$20.1

NOTE 14 – CONTINGENCIES

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

NOTE 15 – LONG-TERM DEBT consisted of:

	March 31, 2010		September 30, 2009
	Balance	Rate	Balance	Rate
Fixed Rate Senior Notes, Series B	$29.0	4.24%	$58.0	4.24%
Fixed Rate Senior Notes, Series C	50.0	5.43%	50.0	5.43%
Fixed Rate Senior Notes, Series D	42.9	4.76%	53.6	4.76%
Fixed Rate Senior Notes, Series E	100.0	5.57%	100.0	5.57%
Fixed Rate Senior Notes, Series F	75.0	5.43%	75.0	5.43%
Floating Rate Senior Notes, Series G	-	n/a	50.0	0.86%
Fixed Rate Senior Notes, Series I-1	75.0	5.56%	75.0	5.56%
Fixed Rate Senior Notes, Series I-2	25.0	5.58%	25.0	5.58%
Fixed Rate Senior Notes, Series J	100.0	5.93%	100.0	5.93%
Fixed Rate Senior Notes maturing 2018	577.5	7.29%	577.5	7.29%
Floating Rate Senior Notes maturing 2018	20.0	2.79%	20.0	2.98%
Fixed Rate Senior Notes maturing 2020	67.0	7.39%	67.0	7.39%
Fixed Rate Senior Notes maturing 2039	300.0	6.63%	300.0	6.63%
Fixed Rate Senior Notes, Series 2009A	50.0	7.45%	50.0	7.45%
Fixed Rate Senior Notes, Series 2009B	50.0	7.60%	50.0	7.60%
Industrial Development Revenue Bond	-	n/a	5.6	1.00%
$400 Revolving Credit Agreement	-	n/a	-	n/a
Other	.2	Various	.3	Various
	1,561.6		1,657.0
Less: Current portion	(39.9)		(45.6)
	$1,521.7		$1,611.4

NOTE 16 – SHAREHOLDERS’ EQUITY

During the six months ended March 31, 2010, the Company repurchased 2,000,000 shares of its common stock at a total cost of $115.5.  As of March 31, 2010, there were 8,583,970 shares in treasury and 54,892,665 shares outstanding.  As of September 30, 2009, there were 6,840,231 shares in treasury and 56,636,404 shares outstanding.

Accumulated other comprehensive income increased $14.4 during the six months ended March 31, 2010 as a result of a $10.4 increase in the foreign currency translation adjustment and a $6.5 net gain from cash flow hedging activities, offset by $2.5 of related income tax adjustments.

NOTE 17 – SEGMENT INFORMATION

Effective October 1, 2009, the Company reorganized its management reporting to combine the businesses formerly included in separate Snacks and Sauces & Spreads segments into a single operating segment named Snacks, Sauces & Spreads.  In addition, the Company now provides separate information for Branded Cereal Products and Other Cereal Products (formerly combined as Cereals).  Management evaluates each segment’s performance based on its profit contribution, which is profit or loss from operations before income taxes, interest, costs related to restructuring activities, and other unallocated corporate income and expenses.  The following tables present information about the Company’s operating segments, which are also its reportable segments, including corresponding amounts for the prior year which have been revised to reflect the new segment structure.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Net Sales
Branded Cereal Products	$260.6	$279.4	$506.5	$535.7
Other Cereal Products	193.3	194.4	388.2	387.4
Snacks, Sauces & Spreads	338.2	295.9	707.5	623.7
Frozen Bakery Products	172.9	176.8	354.7	367.9
Total	$965.0	$946.5	$1,956.9	$1,914.7

Profit Contribution
Branded Cereal Products	$55.0	$56.5	$104.1	$108.7
Other Cereal Products	22.0	21.6	46.2	43.5
Snacks, Sauces & Spreads	40.5	24.3	88.0	54.0
Frozen Bakery Products	18.2	15.4	44.6	30.4
Total segment profit contribution	135.7	117.8	282.9	236.6
Interest expense, net	(23.9)	(23.6)	(50.4)	(49.9)
Restructuring charges	(.1)	(.2)	(.8)	(.3)
Goodwill impairment loss	(20.5)	-	(20.5)	-
Gain on forward sale contracts	-	19.6	-	42.1
Gain on sale of securities	-	-	-	15.8
Stock-based compensation expense	(4.5)	(2.9)	(9.5)	(7.0)
Post Foods transition and integration costs	(4.2)	(7.8)	(4.8)	(14.9)
Other unallocated corporate expenses	(8.7)	(4.4)	(17.5)	(13.1)
Earnings before income taxes
and equity earnings	$73.8	$98.5	$179.4	$209.3

Depreciation and Amortization
Branded Cereal Products	$13.8	$14.2	$27.4	$29.1
Other Cereal Products	5.3	5.1	10.5	10.2
Snacks, Sauces & Spreads	8.4	7.4	16.9	14.5
Frozen Bakery Products	9.0	8.8	17.7	17.6
Corporate	2.5	1.3	4.9	2.7
Total	$39.0	$36.8	$77.4	$74.1

	March 31,	Sept. 30,
	2010	2009
Assets
Branded Cereal Products	$3,311.2	$3,351.7
Other Cereal Products	265.5	269.5
Snacks, Sauces & Spreads	587.9	604.0
Frozen Bakery Products	714.3	723.9
Total segment assets	4,878.9	4,949.1
Cash and cash equivalents	163.1	282.8
Investment in Ralcorp Receivables Corporation	125.3	134.4
Other unallocated corporate assets	113.5	85.9
Total	$5,280.8	$5,452.2

NOTE 18 – CONDENSED FINANCIAL STATEMENTS OF GUARANTORS

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

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

	Three Months Ended March 31, 2010
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Sales	$127.8	$824.9	$43.4	$(31.1)	$965.0
Other intercompany revenues	.4	2.5	30.9	(33.8)	-
Cost of products sold	(91.5)	(598.2)	(40.0)	31.1	(698.6)
Gross Profit	36.7	229.2	34.3	(33.8)	266.4
Selling, general and administrative expenses	(40.1)	(118.0)	(23.8)	33.8	(148.1)
Interest (expense) income, net	(24.5)	.2	.4	-	(23.9)
Restructuring charges	(.1)	-	-	-	(.1)
Goodwill impairment loss	-	(20.5)	-	-	(20.5)
(Loss) Earnings before Income Taxes and Equity Earnings	(28.0)	90.9	10.9	-	73.8
Income taxes	10.4	(32.8)	(4.7)	-	(27.1)
(Loss) Earnings before Equity Earnings	(17.6)	58.1	6.2	-	46.7
Equity in earnings of subsidiaries	64.3	1.4	-	(65.7)	-
Net Earnings	$46.7	$59.5	$6.2	$(65.7)	$46.7

	Three Months Ended March 31, 2009
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Sales	$133.4	$792.7	$49.2	$28.8	$946.5
Other intercompany revenues	.4	2.6	8.3	(11.3)	-
Cost of products sold	(101.4)	(574.6)	(39.9)	(28.8)	(687.1)
Gross Profit	32.4	220.7	17.6	(11.3)	259.4
Selling, general and administrative expenses	(33.6)	(123.5)	(10.9)	11.3	(156.7)
Interest (expense) income, net	(24.3)	(.4)	1.1	-	(23.6)
Restructuring charges	(.2)	-	-	-	(.2)
Gain on forward sale contracts	-	19.6	-	-	19.6
(Loss) Earnings before Income Taxes and Equity Earnings	(25.7)	116.4	7.8	-	98.5
Income taxes	9.5	(41.4)	(3.4)	-	(35.3)
(Loss) Earnings before Equity Earnings	(16.2)	75.0	4.4	-	63.2
Equity in earnings of subsidiaries	86.4	(.7)	-	(85.7)	-
Equity in earnings of Vail Resorts, Inc.,
net of related deferred income taxes	-	7.0	-	-	7.0
Net Earnings	$70.2	$81.3	$4.4	$(85.7)	$70.2

	Six Months Ended March 31, 2010
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Sales	$263.4	$1,666.3	$91.6	$(64.4)	$1,956.9
Other intercompany revenues	.9	3.0	39.5	(43.4)	-
Cost of products sold	(190.3)	(1,209.3)	(82.5)	64.4	(1,417.7)
Gross Profit	74.0	460.0	48.6	(43.4)	539.2
Selling, general and administrative expenses	(75.0)	(226.1)	(30.4)	43.4	(288.1)
Interest (expense) income, net	(51.4)	-	1.0	-	(50.4)
Restructuring charges	(.8)	-	-	-	(.8)
Goodwill impairment loss	-	(20.5)	-	-	(20.5)
(Loss) Earnings before Income Taxes and Equity Earnings	(53.2)	213.4	19.2	-	179.4
Income taxes	19.7	(78.1)	(7.1)	-	(65.5)
(Loss) Earnings before Equity Earnings	(33.5)	135.3	12.1	-	113.9
Equity in earnings of subsidiaries	147.4	4.1	-	(151.5)	-
Net Earnings	$113.9	$139.4	$12.1	$(151.5)	$113.9

	Six Months Ended March 31, 2009
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Sales	$270.1	$1,600.2	$97.7	$(53.3)	$1,914.7
Other intercompany revenues	.9	3.1	16.8	(20.8)	-
Cost of products sold	(204.6)	(1,180.8)	(76.9)	53.3	(1,409.0)
Gross Profit	66.4	422.5	37.6	(20.8)	505.7
Selling, general and administrative expenses	(70.4)	(229.1)	(25.4)	20.8	(304.1)
Interest (expense) income, net	(51.4)	(.6)	2.1	-	(49.9)
Restructuring charges	(.3)	-	-	-	(.3)
Gain on forward sale contracts	-	42.1	-	-	42.1
Gain on sale of securities	-	15.8	-	-	15.8
(Loss) Earnings before Income Taxes and Equity Earnings	(55.7)	250.7	14.3	-	209.3
Income taxes	20.6	(92.0)	(5.1)	-	(76.5)
(Loss) Earnings before Equity Earnings	(35.1)	158.7	9.2	-	132.8
Equity in earnings of subsidiaries	170.8	1.1	-	(171.9)	-
Equity in earnings of Vail Resorts, Inc.,
net of related deferred income taxes	-	2.9	-	-	2.9
Net Earnings	$135.7	$162.7	$9.2	$(171.9)	$135.7

CONDENSED CONSOLIDATING BALANCE SHEETS

	March 31, 2010
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current Assets
Cash and cash equivalents	$132.5	$2.1	$28.5	$-	$163.1
Marketable securities	10.0	-	-	-	10.0
Investment in Ralcorp Receivables Corporation	170.1	-	-	(44.8)	125.3
Receivables, net	3.5	129.2	143.8	(127.6)	148.9
Inventories	69.3	264.4	12.1	-	345.8
Deferred income taxes	2.1	6.2	.6	-	8.9
Prepaid expenses and other current assets	7.1	3.0	6.1	-	16.2
Total Current Assets	394.6	404.9	191.1	(172.4)	818.2
Intercompany Notes and Interest	-	33.4	100.5	(133.9)	-
Investment in Subsidiaries	4,123.1	164.2	-	(4,287.3)	-
Property	235.5	1,144.3	127.8	-	1,507.6
Accumulated Depreciation	(161.9)	(404.5)	(29.6)	-	(596.0)
Goodwill	-	2,322.0	45.8	-	2,367.8
Other Intangible Assets	54.1	1,227.9	28.3	-	1,310.3
Accumulated Amortization	(32.4)	(114.6)	(8.3)	-	(155.3)
Other Assets	4.7	23.3	.2	-	28.2
Total Assets	$4,617.7	$4,800.9	$455.8	$(4,593.6)	$5,280.8

Liabilities and Shareholders' Equity
Current Liabilities
Accounts and notes payable	$57.1	$134.6	$11.1	$(2.3)	$200.5
Other current liabilities	104.9	61.3	13.4	-	179.6
Total Current Liabilities	162.0	195.9	24.5	(2.3)	380.1
Intercompany Notes and Interest	85.4	15.1	33.4	(133.9)	-
Long-term Debt	1,521.7	-	-	-	1,521.7
Deferred Income Taxes	(54.8)	503.8	(3.1)	-	445.9
Other Liabilities	170.0	2.0	27.7	-	199.7
Total Liabilities	1,884.3	716.8	82.5	(136.2)	2,547.4
Shareholders' Equity
Common stock	.6	-	-	-	.6
Other shareholders' equity	2,732.8	4,084.1	373.3	(4,457.4)	2,732.8
Total Shareholders' Equity	2,733.4	4,084.1	373.3	(4,457.4)	2,733.4
Total Liabilities and Shareholders' Equity	$4,617.7	$4,800.9	$455.8	$(4,593.6)	$5,280.8

	September 30, 2009
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current Assets
Cash and cash equivalents	$263.5	$.2	$19.1	$-	$282.8
Marketable securities	12.0	-	-	-	12.0
Investment in Ralcorp Receivables Corporation	159.7	-	-	(25.3)	134.4
Receivables, net	7.5	114.2	151.2	(137.0)	135.9
Inventories	69.0	287.6	9.3	-	365.9
Deferred income taxes	4.6	6.2	(.2)	-	10.6
Prepaid expenses and other current assets	2.3	2.0	8.3	-	12.6
Total Current Assets	518.6	410.2	187.7	(162.3)	954.2
Intercompany Notes and Interest	-	-	66.1	(66.1)	-
Investment in Subsidiaries	4,053.7	183.4	-	(4,237.1)	-
Property	229.1	1,110.7	116.6	-	1,456.4
Accumulated Depreciation	(156.5)	(365.0)	(23.0)	-	(544.5)
Goodwill	-	2,342.5	44.1	-	2,386.6
Other Intangible Assets	50.9	1,227.8	26.8	-	1,305.5
Accumulated Amortization	(28.6)	(96.6)	(6.9)	-	(132.1)
Other Assets	5.7	20.3	.1	-	26.1
Total Assets	$4,672.9	$4,833.3	$411.5	$(4,465.5)	$5,452.2

Liabilities and Shareholders' Equity
Current Liabilities
Accounts and notes payable	$69.8	$157.6	$15.6	$(2.6)	$240.4
Due to Kraft Foods Inc.	-	13.3	.3	-	13.6
Other current liabilities	115.4	101.9	7.7	-	225.0
Total Current Liabilities	185.2	272.8	23.6	(2.6)	479.0
Intercompany Notes and Interest	48.5	17.6	-	(66.1)	-
Long-term Debt	1,611.4	-	-	-	1,611.4
Deferred Income Taxes	(43.5)	511.2	(3.1)	-	464.6
Other Liabilities	165.7	18.8	7.1	-	191.6
Total Liabilities	1,967.3	820.4	27.6	(68.7)	2,746.6
Shareholders' Equity
Common stock	.6	-	-	-	.6
Other shareholders' equity	2,705.0	4,012.9	383.9	(4,396.8)	2,705.0
Total Shareholders' Equity	2,705.6	4,012.9	383.9	(4,396.8)	2,705.6
Total Liabilities and Shareholders' Equity	$4,672.9	$4,833.3	$411.5	$(4,465.5)	$5,452.2

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended March 31, 2010
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated

Net Cash Provided by Operating Activities	$(13.0)	$146.1	$27.4	$160.5

Cash Flows from Investing Activities
Additions to property and intangible assets	(10.5)	(41.9)	(4.8)	(57.2)
Proceeds from sale of property	-	.4	.1	.5
Purchases of securities	(12.8)	-	-	(12.8)
Proceeds from sale or maturity of securities	14.8	-	-	14.8
Intercompany investments and advances	102.6	(88.3)	(14.3)	-
Net Cash Provided (Used) by Investing Activities	94.1	(129.8)	(19.0)	(54.7)

Cash Flows from Financing Activities
Repayments of long-term debt	(95.3)	-	-	(95.3)
Purchase of treasury stock	(115.5)	-	-	(115.5)
Proceeds and tax benefits from exercise of stock awards	6.3	1.5	-	7.8
Changes in book cash overdrafts	(7.6)	(15.8)	-	(23.4)
Other, net	-	(.1)	-	(.1)
Net Cash Used by Financing Activities	(212.1)	(14.4)	-	(226.5)

Effect of Exchange Rate Changes on Cash	-	-	1.0	1.0

Net (Decrease) Increase in Cash and Cash Equivalents	(131.0)	1.9	9.4	(119.7)
Cash and Cash Equivalents, Beginning of Period	263.5	.2	19.1	282.8
Cash and Cash Equivalents, End of Period	$132.5	$2.1	$28.5	$163.1

	Six Months Ended March 31, 2009
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated

Net Cash Provided by Operating Activities	$54.6	$78.2	$24.3	$157.1

Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	-	(54.7)	-	(54.7)
Additions to property and intangible assets	(20.8)	(23.1)	(2.7)	(46.6)
Proceeds from sale of property	-	(.9)	.9	-
Purchases of securities	(3.8)	-	-	(3.8)
Proceeds from sale or maturity of securities	9.9	.1	-	10.0
Intercompany investments and advances	(9.5)	18.0	(8.5)	-
Net Cash Used by Investing Activities	(24.2)	(60.6)	(10.3)	(95.1)

Cash Flows from Financing Activities
Repayments of long-term debt	(144.7)	-	-	(144.7)
Net borrowings (payments) under credit arrangements	113.1	(5.6)	-	107.5
Purchase of treasury stock	(1.0)	-	-	(1.0)
Proceeds and tax benefits from exercise of stock awards	10.0	1.6	-	11.6
Changes in book cash overdrafts	(5.4)	(15.0)	-	(20.4)
Other, net	-	(.1)	-	(.1)
Net Cash Used by Financing Activities	(28.0)	(19.1)	-	(47.1)

Effect of Exchange Rate Changes on Cash	-	-	(1.1)	(1.1)

Net Increase (Decrease) in Cash and Cash Equivalents	2.4	(1.5)	12.9	13.8
Cash and Cash Equivalents, Beginning of Period	6.0	.9	7.2	14.1
Cash and Cash Equivalents, End of Period	$8.4	$(.6)	$20.1	$27.9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

RESULTS OF OPERATIONS

Consolidated

The following table summarizes key data (in millions of dollars, except for percentage date and dollars per share as indicated) that we believe is important for you to note as you read the consolidated results analysis discussions below.  In addition, please refer to Note 17 to the financial statements under Item 1 for data regarding net sales and profit contribution by segment.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Net earnings	46.7	70.2	113.9	135.7
Net sales	965.0	946.5	1,956.9	1,914.7
Cost of products sold as % of net sales	72.4%	72.6%	72.4%	73.6%
SG&A as % of net sales	15.3%	16.6%	14.7%	15.9%
Interest expense, net	(23.9)	(23.6)	(50.4)	(49.9)
Goodwill impairment loss	(20.5)	-	(20.5)	-
Gain on forward sale contracts (Vail)	-	19.6	-	42.1
Gain on sale of securities (Vail)	-	-	-	15.8
Post Foods transition and integration costs	(4.2)	(7.8)	(4.8)	(14.9)
Effective income tax rate	36.7%	35.8%	36.5%	36.6%
Equity in earnings of Vail Resorts, Inc.	-	10.9	-	4.5
Adjusted EBITDA	157.2	139.3	327.7	275.4
Diluted earnings per share	.84	1.23	2.03	2.38
Diluted earnings per share excluding special items	1.12	.98	2.31	1.85

                Net earnings have been positively impacted by lower raw material costs and the acquisition of Harvest Manor Farms in March 2009, but negatively impacted by lower net pricing and a goodwill impairment loss recognized in the quarter ended March 31, 2010.  Earnings in the prior year included net gains related to our investment in Vail Resorts, Inc.  As of September 30, 2009, all interests in Vail Resorts had been liquidated.  More detailed discussion and analysis of these and other factors follows.
                Net sales for both the second quarter and first half grew 2% from a year ago, largely due to the timing of the Harvest Manor Farms acquisition on March 20, 2009.  Harvest Manor had net sales of $42.3 million and $96.1 million during the second quarter and first six months of fiscal 2010, respectively.  Excluding sales from this acquisition, our base business net sales decreased 3% for both the second quarter and first half compared to the corresponding periods of the prior year.  While year-over-year base business sales volume was up 2% for the quarter and flat through six months, selling prices were reduced in several product categories as a result of contract terms, competitive pressures, or product promotions.  Overall, pricing and promotional variances reduced net sales by approximately $47 million and $70 million for the quarter and the first six months, respectively.  Note the net sales comparisons by segment in Note 17 under Item 1, and refer to the segment discussions below for more detailed information about factors affecting net sales.

        Cost of products sold decreased as a percentage of net sales, primarily due to lower input costs in the first half compared to prior year.  Compared to the corresponding periods last year, changes in unit costs lowered overall ingredient and packaging costs, net of the impacts of our hedging and forward purchase strategies, by approximately $45 million for the second quarter of fiscal 2010 and $85 million for the first six months.  For the second quarter and first six months of fiscal 2009, these costs had been unfavorable by approximately $36 million and $90 million, respectively.  Refer to the segment discussions below for more information.
Selling, general and administrative expenses (“SG&A”) decreased as a percentage of net sales.  The decrease is largely due to the reduction in Post Foods transition and integration costs, a decrease in second quarter advertising expense at Post, and a favorable impact from foreign currency exchange contracts.  These effects were partially offset by the effects of an unfavorable change in fair value adjustments related to deferred compensation liabilities ($1.8 million and $3.2 million impact for the second quarter and first half, respectively) and increased expenses related to information system conversions ($1.3 million and $2.4 million impact for the second quarter and first half, respectively), both of which are reported in “other unallocated corporate expenses” in the reconciliation of “total segment profit contribution” to “earnings before income taxes and equity earnings” in Note 17.
Interest expense increased slightly as a result of higher interest rates partially offset by lower debt levels.  The weighted average interest rate on all of the Company’s outstanding debt was 6.5% and 5.8% in the second quarter of fiscal 2010 and 2009, respectively (6.5% and 5.9% through six months of each year, respectively).
        Goodwill impairment loss – Net earnings during the three and six months ended March 31, 2010 were negatively impacted by a goodwill impairment loss recognized in our Snacks, Sauces & Spreads segment.  For more information on this impairment loss, see Note 5 under Item 1.
Gain on forward sale contracts – Net earnings during the three and six months ended March 31, 2009 were affected by non-cash gains on forward sale contracts related to some of our shares of Vail Resorts, Inc.  As discussed further below, all contracts were settled during fiscal 2009.  The contracts included a collar on the Vail stock price and the prepayment of proceeds at a discount (whereby Ralcorp received a total of $140.0 million).  Gains or losses on the contracts were immediately recognized in earnings.  For more information on these contracts, see Note 6 under Item 1.
Gain on sale of securities – Results for the six months ended March 31, 2009 included a gain on the sale of 891,600 shares of Vail Resorts, Inc., including 890,000 shares delivered in settlement of forward sale contracts, as discussed above.  The gain represents the difference between the $15.0 million book value of the shares and the $30.8 million net proceeds (primarily received on a discounted basis at the inception of the related forward sale contracts).
Post Foods transition and integration costs – As planned, Ralcorp has continued to incur costs related to transitioning Post Foods into Ralcorp’s operations, albeit at a much lower level than in the prior year.  Costs relate to integration projects including decoupling the cereal assets of Post Foods from those of  Kraft Foods Inc. (the former owner), developing stand-alone Post Foods information systems, developing independent sales, logistics and purchasing functions for Post Foods, and other significant integration undertakings.  While a portion of those costs are capitalized, the expense portion totaled $4.2 million and $7.8 million in the three months ended March 31, 2010 and 2009, respectively ($4.8 million and $14.9 million through six months of each year, respectively).
Income taxes – Our effective tax rate has been affected slightly by the timing of certain tax adjustments.
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
Non-GAAP financial measures – “Adjusted EBITDA” and “diluted earnings per share excluding special items” do not comply with accounting principles generally accepted in the United States, or GAAP, because they are adjusted to exclude certain cash and non-cash income and expenses.  These measures should not be considered an alternative to, or more meaningful than, related measures determined in accordance with GAAP.  These non-GAAP financial measures are not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the methods of calculation.
Adjusted EBITDA, as presented in this section, is defined as earnings before interest, income taxes, depreciation, and amortization, excluding equity method earnings and other gains or losses related to the Company’s investment in Vail Resorts, Inc. and goodwill impairment losses.  We present Adjusted EBITDA because we believe it provides a more complete understanding of the factors and trends affecting our business than GAAP measures alone.  Our board of directors, management, and investors use Adjusted EBITDA to assess our performance because it allows them to compare our operating performance on a consistent basis across periods by removing the effects of our capital structure (such as varying levels of interest expense), asset base (such as depreciation, amortization, and impairment), items largely outside the control of our management team (such as income taxes), and items related to the Company’s former investment in Vail Resorts, Inc.  It is reconciled to net earnings as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Adjusted EBITDA	$157.2	$139.3	$327.7	$275.4
Depreciation and amortization	(39.0)	(36.8)	(77.4)	(74.1)
Interest expense, net	(23.9)	(23.6)	(50.4)	(49.9)
Goodwill impairment loss	(20.5)	-	(20.5)	-
Gain on forward sale contracts	-	19.6	-	42.1
Gain on sale of securities	-	-	-	15.8
Income taxes	(27.1)	(35.3)	(65.5)	(76.5)
Equity in earnings of Vail Resorts, Inc.,
net of related deferred income taxes	-	7.0	-	2.9
Net Earnings	$46.7	$70.2	$113.9	$135.7

Diluted earnings per share excluding special items is an additional measure for comparing the earnings generated by operations between periods, without the effects of certain special items related to goodwill impairment, Ralcorp’s former investment in Vail Resorts, Inc., and the Post Foods acquisition (as described above).  It is reconciled to diluted earnings per share as follows:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2010	2009	2010	2009
Diluted earnings per share excluding special items	$1.12	$.98	$2.31	$1.85
Goodwill impairment loss	(.23)	-	(.23)	-
Gain on forward sale contracts	-	.22	-	.47
Gain on sale of securities	-	-	-	.18
Equity in earnings of Vail Resorts, Inc.	-	.12	-	.05
Post Foods transition and integration costs	(.05)	(.09)	(.05)	(.17)
Diluted earnings per share	$.84	$1.23	$2.03	$2.38

Branded Cereal Products

Net sales in the Branded Cereal Products segment (Post Foods) were down 7% and 5% for the second quarter and first six months, respectively.  The decrease from last year was driven by lower net selling prices due to increased product promotions.  Excluding last year’s co-manufacturing sales, current year volume by weight was up (less than 1%) for the second quarter but down (less than 1%) for the first half.  New product offerings (including Honey Bunches of Oats Pecan Bunches, Cupcake Pebbles, Shredded Wheat Vanilla Almond, Cherry Almond Crunch, Toasties, and Just Bunches Cinnamon) boosted volumes and accounted for about $14 million and $23 million of net sales for the three and six months ended March 31, 2010. Although volumes of some other items declined as a result of continued competitive promotional activity in the category, the amount of the decline was less than experienced in the second half of fiscal 2009 and the first quarter of 2010.  The prior year’s co-manufacturing projects (products produced for other branded companies) were not recurring, accounting for $1.5 million and $6.8 million of the current quarter’s and first six months’ comparative sales dollar decline, respectively.
The segment’s profit contribution decreased compared to the prior year second quarter and first half primarily as a result of higher promotional spending, largely offset by lower raw material costs (grains, fruits, and nuts).  In addition, SG&A costs were favorable due to the completion of many components of the Post transition and integration and due to lower advertising expenses.

Other Cereal Products

Net sales in the Other Cereal Products segment were down 1% for the second quarter and flat for the first six months as compared to the same periods in the prior year.  The decrease was driven by the effects of unfavorable selling price variances and volume declines, offset by a favorable product mix.  The following table shows year-over-year sales volume changes by product category.

	Sales Volume Change from Prior Year
	Three Months Ended	Six Months Ended
	March 31, 2010	March 31, 2010
Private label ready-to-eat cereal	-4%	-2%
Nutritional bars	24%	15%
Hot cereal	-10%	-8%
Co-manufacturing	-29%	-53%
Other minor categories	-2%	4%
Total	-3%	-4%

Despite significant branded promotional activity in the category, and partially because of incremental volume from some new product introductions, ready-to-eat cereal volumes for the second quarter and first half declined only slightly compared to last year’s significantly elevated levels which were 18% and 15%, respectively, higher than in fiscal 2008.  The increase in sales volumes of nutritional bars was partially due to additional distribution of these products, but largely driven by the resumed production and sale of peanut items after an industry-wide recall of peanut and peanut-related products resulted in a significant sales decline in the second quarter of fiscal 2009.  The decrease in hot cereal volume was primarily due to the loss of lower-margin business a year ago in a competitive bid, as well as an increase in competitive promotional activity.  In co-manufacturing, the prior year’s first half included significant hot cereal volume which was not recurring, driving most of the noted volume decline.  In addition, other co-manufacturing volume decreased as a result of the end or decline of several production contracts.  The total co-manufacturing volume change resulted in a sales dollar decline of $1.6 million and $4.9 million for the quarter and first half, respectively, so co-manufacturing projects accounted for only 3% of the segment’s net sales in the first half of fiscal 2010.
The segment’s profit contribution increased compared to the prior year second quarter and first half as a result of lower raw material and freight costs, partially offset by higher SG&A expenses.  The most notable raw material cost decreases occurred in oats, wheat, and corn.  SG&A costs increased primarily as a result of distribution network changes and the timing of related charges and expenditures for process improvement projects.

Snacks, Sauces & Spreads

For the three and six months ended March 31, 2010, net sales for the Snacks, Sauces & Spreads segment increased 14% and 13%, respectively, due to approximately $42.3 million and $96.1 million of sales, respectively, from Harvest Manor Farms, acquired at the end of March 2009.  Net sales of the base business were flat compared to last year’s second quarter and decreased 2% compared to last year’s first six months as a result of selling price decreases and product mix, partially offset by the effects of a net volume increase from last year.  Volume changes by product category (excluding Harvest Manor Farms) are shown in the following table.

	Sales Volume Change from Prior Year
	Three Months Ended	Six Months Ended
	March 31, 2010	March 31, 2010
Nuts	14%	4%
Crackers	-11%	-8%
Cookies	-11%	-10%
Peanut butter	33%	19%
Preserves & jellies	9%	6%
Table syrup	5%	0%
Chips	2%	3%
Spoonable & pourable salad dressings	12%	7%
Co-manufacturing	35%	39%
Other minor categories	4%	5%
Total	5%	3%

Sales of nuts (including, and especially, peanuts) in the base business partially rebounded due to expanded distribution with existing customers after discontinued business resulted in a 23% year-over-year drop in last year’s second quarter.  For the crackers and cookies categories, the declines are primarily attributable to some discontinued business and reduced consumer price gaps relative to branded products at a major customer.  Peanut butter sales volume was higher largely due to new business with an existing major customer.  In addition, last year’s second quarter peanut butter sales were unusually low because of reduced consumer confidence in products containing peanuts or peanut butter.  Salad dressing volume was up significantly in the second quarter primarily as a result of new business with an existing customer.  The increase in co-manufacturing volume, which was the result of new projects as well as increased volumes of continuing projects, added approximately $6.4 million and $13.6 million to net sales for the three and six months ended March 31, 2010, respectively.  Co-manufacturing projects accounted for approximately 5% of the segment’s net sales in the first half of fiscal 2010.
The segment’s profit contribution was 67% and 63% higher than last year’s second quarter and first half, respectively, as a result of profits from Harvest Manor Farms, lower raw material, freight and production costs, and higher base business volume, partially offset by lower selling prices and an unfavorable product mix.  Raw material cost differences in the segment were driven by oils, nuts, wheat products, and plastic containers.

Frozen Bakery Products

In the Frozen Bakery Products segment, net sales for the second quarter and first half of fiscal 2010 were down as a result of lower pricing (largely in accordance with certain contract treatment of commodity costs in the in-store bakery and foodservice channels), partially offset in the second quarter by favorable volume and product mix.  The following table shows approximate sales volume changes from the corresponding period of fiscal 2009 by sales channel.

	Sales Volume Change from Prior Year
	Three Months Ended	Six Months Ended
	March 31, 2010	March 31, 2010
In-store bakery (ISB)	2%	1%
Foodservice	-4%	-6%
Retail	10%	13%
Total	1%	0%

The slight volume increase in the in-store bakery channel was the result of stronger cookie sales partially offset by lower bread and frozen dough sales.  In last year’s second quarter, ISB sales volumes were negatively impacted by the recall of cookies containing peanut butter.  Despite the overall volume improvement, net sales in the ISB channel declined 2% and 5% from the prior year’s second quarter and first half, respectively, due to lower pricing and (for the six-month period) an unfavorable mix.   Foodservice volume was down in most product categories due to lower restaurant traffic at our casual-themed national customers, which have been negatively impacted by general economic conditions and exceptionally inclement weather in the eastern part of the country in January and February.  In addition, pricing in the foodservice channel was lower.  The retail channel reported strong volume gains in addition to slight pricing increases and a favorable sales mix.  The increase in retail volume is attributable to a new customer, increased distribution with other customers, and waffle supply difficulties at a major competitor.
The segment’s profit contribution was up 18% and 47% for the three and six months ended March 31, 2010 primarily as a result of favorable raw material costs and favorable foreign exchange contracts, partially offset by lower pricing.  The favorability in raw material costs was driven by flour, oil, and eggs.  In addition, last year’s second quarter included $1.8 million of costs (excluding the impact of lost sales) related to the recall of peanut butter products.

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
Capital resources remained strong at March 31, 2010, with total shareholders’ equity of $2,733.4 million and a long-term debt (including current maturities) to total capital (which is the total of long-term debt and total shareholders’ equity) ratio of 36%, compared with corresponding figures for September 30, 2009 of $2,705.6 million and 37%.  Working capital, excluding cash and cash equivalents, increased to $275.0 million at March 31, 2010, from $192.4 million at September 30, 2009, primarily as a result of the effects of the timing of payments versus accruals, partially offset by the effect of the timing of sales.
Cash provided by operating activities was $160.5 million through six months of fiscal 2010 compared to $157.1 million in last year’s first six months.  The improved profitability of our food businesses was partially offset by a reduction in cash flows related to our receivables sale agreement (see Note 10 under Item 1).  Net proceeds received from the sale of beneficial interests in accounts receivable was zero during the first half of fiscal 2010 compared with $25 million a year ago.
During the six months ended March 31, 2010, we repurchased two million shares of Ralcorp common stock for $115.5 million, repaid $29.0 million of our Fixed Rate Senior Notes, Series B, $10.7 million of Series D, and the $5.6 million Industrial Revenue Bond as scheduled, and paid off the remaining $50.0 million of our Floating Rate Senior Notes, Series G prior to its maturity date of February 2011.  As a result, our cash reserves decreased from $282.8 million as of September 30, 2009 to $163.1 million as of March 31, 2010.  During the next twelve months, another $29.0 million of Series B and $10.7 million of Series D are scheduled to be repaid.  In addition, capital expenditures for fiscal 2010 are expected to total approximately $125 million (of which $57.2 million was spent during the first six months).  With $400 million available under our revolving credit agreement and over $160 million of cash on hand as of March 31, 2010, we remain well positioned to meet these upcoming cash needs.
All of our notes provide that, if we elect to pay additional interest, our ratio of “Total Debt” to “Adjusted EBITDA” (each term as defined in the debt agreements) may exceed the 3.5 to 1 limit, but be no greater than 4 to 1, for a period not to exceed 12 consecutive months.  As of March 31, 2010, that ratio was 2.2 to 1, and we were also in compliance with all other debt covenants.  As previously reported, during 2009 we earned ratings of Baa3 from Moody’s and BBB- from Standard & Poor’s, which provides us even greater flexibility to execute current and future business strategies by giving us access to the investment-grade bond market.

OUTLOOK

Within our Annual Report on Form 10-K for the year ended September 30, 2009, we provided a discussion of the outlook for the Company, including specific factors and trends affecting our businesses.  We believe the outlook comments contained within that document are still appropriate, except as updated by the following paragraphs.
After years of significant increases in overall raw material costs (with an impact of approximately $150 million in fiscal 2008 and $70 million in fiscal 2009, including approximately $90 million in the six months ended March 31, 2009), changes in unit costs lowered overall raw material cost by approximately $85 million for the first half of fiscal 2010 compared to the same period in the prior year.  We expect our third quarter costs to be slightly favorable compared to last year, but we currently anticipate costs in the fourth quarter of fiscal 2010 to be greater than those in the last year’s fourth quarter, especially for sweeteners, certain tree nuts, cocoa, and dairy products, resulting in overall second half costs that are nearly flat relative to last year.
The Branded Cereal Products segment’s net sales and operating profit for the first half of fiscal 2010 were negatively affected by higher promotional expenses incurred to increase Post’s overall market share.  While we expect these promotional activities to result in improved sales volumes and gross revenues, net sales and operating profit for fiscal 2010 may be marginally lower than comparable amounts for fiscal 2009.
The Company has been incurring costs to transition and integrate Post Foods operations, acquired August 4, 2008, into Ralcorp.  These costs will likely continue through fiscal 2010 as a result of the revision of Post UPC labels to reflect the change in ownership, continuing systems implementations, and other integration projects.
In response to changes in tax laws, the Company restructured its legal entities in Canada effective February 1, 2010.  As a result of these changes, certain tax benefits to which the Company had previously been entitled were eliminated.  These tax benefits reduced our overall effective tax rate by approximately 0.6 percentage points for fiscal 2009 and 0.5 percentage points for the six months ended March 31, 2010.  The rate effect for the year ending September 30, 2010 is expected to be less than 0.3 percentage points.

RECENTLY ISSUED ACCOUNTING STANDARDS

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        There have been no material changes to our critical accounting policies and estimates during the three months ended March 31, 2010.

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
•
Our ability to maintain a meaningful price gap between our private label products and those of our branded competitors, successfully introduce new products or successfully manage costs across all parts of the Company.

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

        Except as discussed in the following paragraphs, we believe there have been no material changes in the reported market risks faced by the Company during the six months ended March 31, 2010.  For additional information, refer to Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2009.
As of March 31, 2010, a hypothetical 10% adverse change in relevant market prices would have decreased the fair value of our commodity-related derivatives portfolio, which includes futures, options, and swaps, by approximately $4.3 million.  This volatility analysis ignores changes in the exposures inherent in the related hedged transactions.  Because the Company does not hold or trade derivatives for speculation or profit, all changes in derivative values are effectively offset by corresponding changes in the hedged exposures.
As of March 31, 2010, the fair value of the Company’s fixed rate debt was approximately $1,736.4 million, based on the discounted amount of future cash flows using Ralcorp’s incremental rate of borrowing for similar debt.  A hypothetical 10% decrease in interest rates would increase the fair value of the fixed rate debt by approximately $72.7 million.
As of March 31, 2010, we held foreign currency forward contracts with a total notional amount of $24.0 million and fair value of $5.3 million.  A hypothetical 10% increase in the expected CAD-USD exchange rates would have decreased that fair value by $2.7 million.

Item 4.	Controls and Procedures.

        The Company’s management, with the participation of the Company’s Co-Chief Executive Officers and its Chief Accounting and Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2010.  Based upon that evaluation, the Co-Chief Executive Officers and the Chief Accounting and Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information that is required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including its Co-Chief Executive Officers and its Chief Accounting and Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

There is no information required to be reported under any items except those indicated below.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
January 1 – January 31, 2010	0	0	0	See total

February 1 – February 28, 2010	0	0	0	See total

March 1 – March 31, 2010	0	0	0	See total

Total	0	0	0	5,000,000

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

Item 6.	Exhibits.

31.1	Section 302 Certification of Kevin J. Hunt dated May 6, 2010
31.2	Section 302 Certification of David P. Skarie dated May 6, 2010
31.3	Section 302 Certification of Thomas G. Granneman dated May 6, 2010
32	Section 1350 Certification of Kevin J. Hunt, David P. Skarie and Thomas G. Granneman dated May 6, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RALCORP HOLDINGS, INC.

By /s/ T. G. Granneman
T. G. Granneman
Duly Authorized Signatory and
Chief Accounting Officer

May 6, 2010

Exhibit Index

Exhibit	Description
31.1	Section 302 Certification of Kevin J. Hunt dated May 6, 2010
31.2	Section 302 Certification of David P. Skarie dated May 6, 2010
31.3	Section 302 Certification of Thomas G. Granneman dated May 6, 2010
32	Section 1350 Certification of Kevin J. Hunt, David P. Skarie and Thomas G. Granneman dated May 6, 2010