Form 10-Q
period 2010-08-05
RALCORP HOLDINGS INC /MO
filed 2010-08-05
CIK 1029506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

                                            (Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010.

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO ____________.

Commission file number:     1-12619

Ralcorp Holdings, Inc.
(Exact name of registrant as specified in its charter)

Missouri	43-1766315
(State of Incorporation)	(I.R.S. Employer
Identification No.)

800 Market Street, Suite 2900
St. Louis, MO	63101
(Address of principal	(Zip Code)
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
Large accelerated filer (X)	Accelerated filer ( )	Non-accelerated filer ( )	Smaller reporting company ( )

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes (  )   No (X)

Number of shares of Common Stock, $.01 par value, outstanding as of August 4, 2010:  54,905,469

RALCORP HOLDINGS, INC.

INDEX

		PAGE
PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Statements of Earnings	1

	Condensed Consolidated Statements of Comprehensive Income	1

	Condensed Consolidated Balance Sheets	2

	Condensed Consolidated Statements of Cash Flows	3

	Notes to Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	29

PART II—OTHER INFORMATION

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 6.	Exhibits	30

SIGNATURES		30

(i)

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

RALCORP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
(Dollars in millions except per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net Sales	$962.4	$994.0	$2,919.3	$2,908.7
Cost of products sold	(717.1)	(720.2)	(2,134.8)	(2,129.2)
Gross Profit	245.3	273.8	784.5	779.5
Selling, general and administrative expenses	(141.0)	(148.5)	(429.1)	(452.6)
Interest expense, net	(24.7)	(23.0)	(75.1)	(72.9)
Restructuring charges	(.2)	(.1)	(1.0)	(.4)
Goodwill impairment loss	-	-	(20.5)	-
(Loss) gain on forward sale contracts	-	(24.5)	-	17.6
Gain on sale of securities	-	28.0	-	43.8
Earnings before Income Taxes
and Equity Earnings	79.4	105.7	258.8	315.0
Income taxes	(26.4)	(37.8)	(91.9)	(114.3)
Earnings before Equity Earnings	53.0	67.9	166.9	200.7
Equity in earnings of Vail Resorts, Inc.,
net of related deferred income taxes	-	6.9	-	9.8
Net Earnings	$53.0	$74.8	$166.9	$210.5

Earnings per Share
Basic	$.97	$1.33	$3.02	$3.74
Diluted	$.95	$1.31	$2.98	$3.69

See accompanying Notes to Condensed Consolidated Financial Statements.

RALCORP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in millions)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net Earnings	$53.0	$74.8	$166.9	$210.5
Other comprehensive (loss) income	(13.1)	32.2	1.3	(9.1)
Comprehensive Income	$39.9	$107.0	$168.2	$201.4

See accompanying Notes to Condensed Consolidated Financial Statements.

RALCORP HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in millions)

	June 30,	Sept. 30,
	2010	2009

Assets
Current Assets
Cash and cash equivalents	$115.3	$282.8
Marketable securities	10.0	12.0
Investment in Ralcorp Receivables Corporation	117.7	134.4
Receivables, net	137.4	135.9
Inventories	359.9	365.9
Deferred income taxes	9.4	10.6
Prepaid expenses and other current assets	12.8	12.6
Total Current Assets	762.5	954.2
Property, Net	954.5	911.9
Goodwill	2,408.0	2,386.6
Other Intangible Assets, Net	1,187.7	1,173.4
Other Assets	25.1	26.1
Total Assets	$5,337.8	$5,452.2

Liabilities and Shareholders' Equity
Current Liabilities
Accounts and notes payable	$203.3	$240.4
Due to Kraft Foods Inc.	-	13.6
Other current liabilities	192.4	225.0
Total Current Liabilities	395.7	479.0
Long-term Debt	1,521.7	1,611.4
Deferred Income Taxes	444.8	464.6
Other Liabilities	198.0	191.6
Total Liabilities	2,560.2	2,746.6
Shareholders' Equity
Common stock	.6	.6
Additional paid-in capital	1,940.2	1,931.4
Common stock in treasury, at cost	(349.8)	(244.8)
Retained earnings	1,226.2	1,059.3
Accumulated other comprehensive loss	(39.6)	(40.9)
Total Shareholders' Equity	2,777.6	2,705.6
Total Liabilities and Shareholders' Equity	$5,337.8	$5,452.2

See accompanying Notes to Condensed Consolidated Financial Statements.

RALCORP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in millions)

	Nine Months Ended
	June 30,
	2010	2009

Cash Flows from Operating Activities
Net earnings	$166.9	$210.5
Adjustments to reconcile net earnings to net
cash flow provided by operating activities:
Depreciation and amortization	116.7	106.7
Stock-based compensation expense	11.9	10.0
Goodwill impairment loss	20.5	-
Gain on forward sale contracts	-	(17.6)
Gain on sale of securities	-	(43.8)
Equity in loss of Vail Resorts, Inc.	-	(15.4)
Deferred income taxes	(22.4)	(35.8)
Sale of receivables, net	-	(50.0)
Other, net	(6.3)	138.6
Net Cash Provided by Operating Activities	287.3	303.2

Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	(140.6)	(54.9)
Additions to property and intangible assets	(86.4)	(74.9)
Proceeds from sale of property	.5	-
Purchases of securities	(12.8)	(10.7)
Proceeds from sale or maturity of securities	14.8	15.2
Net Cash Used by Investing Activities	(224.5)	(125.3)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	-	100.0
Repayments of long-term debt	(95.3)	(147.2)
Net borrowings under credit arrangements	-	(22.0)
Purchases of treasury stock	(115.5)	(1.0)
Proceeds and tax benefits from exercise of stock awards	8.2	13.3
Changes in book cash overdrafts	(28.3)	(3.3)
Other, net	(.2)	(.3)
Net Cash Used by Financing Activities	(231.1)	(60.5)

Effect of Exchange Rate Changes on Cash	.8	.2

Net (Decrease) Increase in Cash and Cash Equivalents	(167.5)	117.6
Cash and Cash Equivalents, Beginning of Period	282.8	14.1
Cash and Cash Equivalents, End of Period	$115.3	$131.7

See accompanying Notes to Condensed Consolidated Financial Statements.

RALCORP HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions except per share data)

NOTE 1 – PRESENTATION OF CONDENSED FINANCIAL STATEMENTS

The accompanying unaudited historical financial statements of Ralcorp Holdings, Inc. (“Ralcorp” or the “Company”) have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  These interim financial statements reflect all adjustments which are, in the opinion of management, necessary to fairly state the results for the periods presented.  All such adjustments are of a normal recurring nature.  Certain amounts for prior periods have been reclassified to conform to the current period’s presentation, including segment information.  Operating results for the periods presented are not necessarily indicative of the results for the full year.  These statements should be read in conjunction with the financial statements and notes for the year ended September 30, 2009 included in Exhibit 99.1 of the Company's Current Report on Form 8-K filed on April 5, 2010.  The significant accounting policies for the accompanying financial statements are the same as disclosed in Note 1 in that Exhibit.

NOTE 2 – RECENTLY ISSUED ACCOUNTING STANDARDS

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

NOTE 3 – ACQUISITIONS AND GOODWILL

Each of the following acquisitions was accounted for using the purchase method of accounting, whereby the results of operations of each of the following acquisitions are included in the statements of earnings from the date of acquisition.  The purchase price was allocated to acquired assets and liabilities based on their estimated fair values at the date of acquisition, and any excess was allocated to goodwill, as shown in the following table.  For the fiscal 2010 acquisitions of J.T. Bakeries, North American Baking, and Sepp’s Gourmet Foods, the allocations are subject to change pending the completion of certain valuations (primarily property, intangible assets, and deferred tax assets and liabilities).

	Nine Months Ended
	June 30,
	2010	2009
Cash	$2.2	$-
Receivables	11.8	14.2
Inventories	7.0	20.3
Other current assets	2.1	.2
Property	50.5	8.1
Goodwill	42.9	14.8
Other intangible assets	42.7	16.7
Total assets acquired	159.2	74.3
Accounts payable	(10.6)	(10.4)
Other current liabilities	(2.3)	(4.6)
Deferred income taxes	(2.1)	-
Other liabilities	(1.4)	(.1)
Total liabilities assumed	(16.4)	(15.1)
Net assets acquired	$142.8	$59.2

Fiscal 2010

On May 31, 2010, the Company acquired J.T. Bakeries Inc., a leading manufacturer of high quality private label and co-branded gourmet crackers in North America for customers in the U.S., Canada and Great Britain with annual net sales of approximately $40.  J.T. Bakeries will continue its operations in Kitchener, Ontario and is now part of Ralcorp’s Snacks, Sauces & Spreads segment.

On May 31, 2010, the Company acquired North American Baking Ltd., a leading manufacturer of premium private label specialty crackers in North America with annual net sales of approximately $55.  North American Baking will continue its operations in Georgetown, Ontario and is now part of Ralcorp’s Snacks, Sauces & Spreads segment.

On June 25, 2010, the Company acquired Sepp’s Gourmet Foods Ltd., a leading manufacturer of frozen breakfast foods for the retail and foodservice sectors with annual net sales of approximately $30.  Sepp’s will continue its operations in Delta, British Columbia and in Richmond Hill, Ontario and is now part of Ralcorp’s Frozen Bakery Products segment.

The acquisitions discussed above will enhance the Company’s current product offerings.  The Company also expects to reduce costs through economies of scale.  The preliminary estimate of intangible assets consists of customer relationships with an estimated weighted average life of 12 years.  The assigned goodwill is not deductible for tax purposes.  Net sales and profit contribution included in the statements of earnings related to these three acquisitions were $8.7 and $.4, respectively, for both the quarter and nine months ended June 30, 2010.

In addition to the acquisitions discussed above, Ralcorp also acquired American Italian Pasta Company (AIPC) on July 27, 2010 as described in Note 19.  The Company expensed acquisition-related costs of $12.8 and $13.1 in the three and nine months ended June 30, 2010, respectively, primarily related to the acquisition of AIPC.

Fiscal 2009

On March 20, 2009, the Company acquired Harvest Manor Farms, LLC, a leading manufacturer of high quality private label and Hoody's branded snack nuts reported in Ralcorp’s Snacks, Sauces & Spreads segment.  The assigned goodwill is deductible for tax purposes.

Supplemental Pro Forma Information

The following pro forma information shows Ralcorp’s results of operations as though the acquisition date for all business combinations that occurred during fiscal 2009 or 2010 (including AIPC) had occurred as of October 1, 2008.  The pro forma data was derived by adding the pre-acquisition results of the acquirees (excluding costs related to the business combinations) to the historical results of Ralcorp and adjusting for the estimated pro forma effects of the amortization of intangible assets recognized in the business combinations and incremental interest expense on debt equal to the amount of the purchase price.  These pro forma results do not necessarily reflect the actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net sales	$1,115.0	$1,164.8	$3,431.7	$3,552.4
Net earnings	62.8	119.0	204.5	263.8
Basic earnings per share	1.15	2.11	3.71	4.69
Diluted earnings per share	1.13	2.08	3.65	4.62

Goodwill

The changes in the carrying amount of goodwill by reportable segment (see Note 17) were as follows:

	Branded	Other	Snacks,	Frozen
	Cereal	Cereal	Sauces	Bakery
	Products	Products	& Spreads	Products	Total
Balance, September 30, 2009	$1,794.5	$47.2	$193.0	$351.9	$2,386.6
Goodwill acquired	-	-	33.1	9.8	42.9
Impairment adjustment	-	-	(20.5)	-	(20.5)
Purchase price allocation adjustment	(.6)	-	-	-	(.6)
Currency translation adjustment	-	-	(.4)	-	(.4)
Balance, June 30, 2010	$1,793.9	$47.2	$205.2	$361.7	$2,408.0

The Company’s reporting units are tested for impairment in the fourth fiscal quarter, after the annual forecasting process.  These tests are updated quarterly as needed.  In March 2010, a goodwill impairment loss of $20.5 ($12.9 after taxes, or $.23 per diluted share) was recognized in the Snacks, Sauces & Spreads segment related to the Linette chocolate reporting unit, resulting in an adjusted goodwill balance of zero for this reporting unit.  In the second quarter of fiscal 2010, factors culminating in the impairment included reduced sales to a major customer, the inability to quickly replace the lost volume, and changes in anticipated ingredient cost trends, leading to shortfalls in EBITDA (earnings before interest, income taxes, depreciation and amortization) relative to forecasts.  Estimated fair values of the reporting unit and its identifiable net assets were determined based on the best information available, including the results of valuation techniques such as EBITDA multiples (using 6 times) and expected present value of future cash flows based on revised forecasts (using discount rates of 10.5% to 12%).  These fair value measurements fell within Level 3 of the fair value hierarchy as described in Note 9.

NOTE 4 – PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company sponsors qualified and supplemental noncontributory defined benefit pension plans and other postretirement benefit plans for certain of its employees.  The following table provides the components of net periodic benefit cost for the plans.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Pension Benefits
Service cost	$1.7	$1.2	$5.0	$3.6
Interest cost	3.2	3.1	9.8	9.3
Expected return on plan assets	(4.0)	(3.8)	(12.0)	(11.4)
Amortization of prior service cost	.1	-	.3	.2
Amortization of net loss	1.0	.1	2.9	.2
Net periodic benefit cost	$2.0	$.6	$6.0	$1.9

Other Postretirement Benefits
Service cost	$.7	$.7	$2.2	$2.2
Interest cost	1.3	1.4	3.9	4.3
Amortization of prior service cost	(.3)	-	(1.0)	-
Net periodic benefit cost	$1.7	$2.1	$5.1	$6.5

NOTE 5 – RESTRUCTURING CHARGES

Restructuring charges for the three and nine months ended June 20, 2010 and 2009 included residual costs related to the closure of the Frozen Bakery Products plant in Blue Island, IL, which was substantially completed in fiscal 2007.  The charges in the nine months ended June 30, 2010 included a related asset impairment charge of $.6.

NOTE 6 – FORWARD SALE CONTRACTS AND SALE OF SECURITIES

Between December 31, 2005 and December 31, 2006, Ralcorp entered into three forward sale contracts relating to 4.95 million shares of its Vail common stock.  As of June 4, 2009, all of the contracts were settled.  Ralcorp received cash under the discounted advance payment feature of the contracts, and amortization of the discounts (which totaled $1.2 and $5.1 for the three and nine months ended June 30, 2009) was included in “Interest expense, net” on the statements of earnings.  In addition to the unrealized non-cash gains or losses, the reported loss on these contracts of $24.5 for the three months ended June 30, 2009 and the reported gains of $17.6 for the nine months ended June 30, 2009, included charges (paid monthly) for certain related stock borrow costs incurred by the counterparty totaling negative $.1 and $3.0, respectively.

During the first nine months of fiscal 2009, Ralcorp sold 4,484,163 shares of Vail Resorts, Inc., including 4,393,263 shares delivered in settlement of forward sale contracts.  The $43.8 gain represents the difference between the $88.4 book value of the shares and the $168.5 net proceeds (primarily received on a discounted basis at the inception of the related forward sale contracts) less the $36.3 cumulative gain on the derivative component of the forward sale contracts.

NOTE 7 – EARNINGS PER SHARE

The weighted-average shares outstanding for basic and diluted earnings per share were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Weighted Average Shares
for Basic Earnings per Share	54,624	56,140	55,030	56,099
Dilutive effect of:
Stock options	290	406	323	455
Stock appreciation rights	393	136	325	141
Restricted stock awards	203	262	178	225
Weighted Average Shares
for Diluted Earnings per Share	55,510	56,944	55,856	56,920

The following schedule shows stock appreciation rights (SARs) which were outstanding and could potentially dilute basic earnings per share in the future but which were not included in the computation of diluted earnings per share for the periods indicated because to do so would have been antidilutive (in thousands).

	Nine Months Ended			Nine Months Ended
	June 30, 2010			June 30, 2009
	First	Second	Third	First	Second	Third
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
SARs at $56.56 per share	405	-	-	435	435	405
SARs at $66.07 per share	504	504	504	538	538	508
SARs at $65.45 per share	25	-	-	25	25	25
SARs at $58.79 per share	8	8	8	-	-	8
SARs at $56.27 per share	390	-	-	-	-	-
SARs at $57.14 per share	13	-	-	-	-	-

NOTE 8 – DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING

In the ordinary course of business, the Company is exposed to commodity price risks relating to the acquisition of raw materials and supplies, interest rate risks relating to debt, and foreign currency exchange rate risks relating to its Canadian subsidiaries.  Authorized individuals within the Company may utilize derivative financial instruments, including (but not limited to) futures contracts, option contracts, forward contracts and swaps, to manage certain of these exposures by hedging when it is practical to do so.  The terms of these instruments generally do not exceed eighteen months for commodities, ten years for interest rates, and two years for foreign currency.  The Company is not permitted to engage in speculative or leveraged transactions and will not hold or issue financial instruments for trading purposes.

As of June 30, 2010, the Company’s derivative instruments consisted of commodity contracts (options, futures, and swaps) used as cash flow or fair value hedges on ingredient purchases, foreign currency forward contracts used as cash flow hedges on receipts of foreign currency-denominated accounts receivable, and forward-starting interest rate swaps used as cash flow hedges of interest payments on fixed-rate debt expected to be issued but not yet priced.  The Company has hedged approximately 30% to 60% of its needs related to wheat, corn, soy oil, and corrugated packaging over a six to twelve month period and approximately 90% of its natural gas and 30% of it diesel fuel needs for the next twelve months.  At June 30, 2010, the Company held foreign currency forward contracts with a total notional amount of $50.0 and forward-starting interest rate swaps related to prospective debt issuances totaling $450.0.  During the past several years, the Company was also party to interest rate contracts used as cash flow hedges of variable interest payments, as well as forward sale contracts relating to shares of Vail Resorts, Inc. common stock which were not designated as hedging instruments (see Note 6).

The following table shows the fair value and balance sheet location of the Company’s derivative instruments as of June 30, 2010, all of which were designated as hedging instruments under ASC Topic 815.

		Fair Value
		June 30,	Sept. 30,
	Balance Sheet Location	2010	2009
Asset Derivatives
Foreign exchange contracts	Prepaid expenses and other current assets	$2.1	$7.8
Commodity contracts	Prepaid expenses and other current assets	2.7	.2
		$4.8	$8.0

Liability Derivatives
Commodity contracts	Other current liabilities	$3.2	$7.8
Interest rate contracts	Other current liabilities	5.2	.4
		$8.4	$8.2

The following table illustrates the effect of the Company’s derivatives in ASC Topic 815 cash flow hedging relationships on the statements of earnings and other comprehensive income (OCI) for the three months ended June 30, 2010 and 2009.

	Amount of Gain					Location and Amount of
	(Loss) Recognized		Location and Amount of			Gain (Loss) Recognized in Earnings
Derivatives in	in OCI		Gain (Loss) Reclassified from Accumulated			[Ineffective Portion and Amount
ASC Topic 815 Cash Flow	[Effective Portion]		OCI into Earnings [Effective Portion]			Excluded from Effectiveness Testing]
Hedging Relationships	2010	2009	Location	2010	2009	Location	2010	2009
Commodity contracts	$(.1)	$(9.9)	Cost of products sold	$(3.3)	$(18.0)	Cost of products sold	$(.1)	$(1.2)
Foreign exchange contracts	(1.2)	6.0	SG&A	1.9	(.8)	SG&A	-	-
Interest rate contracts	(5.2)	(.2)	Interest expense, net	(.1)	(.6)	Interest expense, net	-	-
	$(6.5)	$(4.1)		$(1.5)	$(19.4)		$(.1)	$(1.2)

The following table illustrates the effect of the Company’s derivatives in ASC Topic 815 cash flow hedging relationships on the statements of earnings and other comprehensive income (OCI) for the nine months ended June 30, 2010 and 2009.

	Amount of Gain					Location and Amount of
	(Loss) Recognized		Location and Amount of			Gain (Loss) Recognized in Earnings
Derivatives in	in OCI		Gain (Loss) Reclassified from Accumulated			[Ineffective Portion and Amount
ASC Topic 815 Cash Flow	[Effective Portion]		OCI into Earnings [Effective Portion]			Excluded from Effectiveness Testing]
Hedging Relationships	2010	2009	Location	2010	2009	Location	2010	2009
Commodity contracts	$.3	$(45.6)	Cost of products sold	$(11.5)	$(37.6)	Cost of products sold	$(.3)	$(.1)
Foreign exchange contracts	(.2)	(.5)	SG&A	5.9	(4.7)	SG&A	-	-
Interest rate contracts	(5.2)	(2.1)	Interest expense, net	(1.1)	(1.4)	Interest expense, net	-	.1
	$(5.1)	$(48.2)		$(6.7)	$(43.7)		$(.3)	$-

The following table shows the effect of the Company’s derivatives not designated as hedging instruments under ASC Topic 815 on the statements of earnings for the three and nine months ended June 30, 2009.  There were no such derivatives as of June 30, 2010.

Derivatives Not Designated		Amount of Gain (Loss)
as Hedging Instruments	Location of Gain (Loss)	Recognized in Earnings
Under ASC Topic 815	Recognized in Earnings	Three Months	Nine Months
Equity contracts	Gain on forward sale contracts	$(24.5)	$17.6

Approximately $2.9 of the net cash flow hedge losses reported in accumulated OCI at June 30, 2010 are expected to be reclassified into earnings within the next twelve months.  For gains or losses associated with commodity contracts, the reclassification will occur when the products produced with hedged materials are sold.  For gains or losses associated with foreign exchange contracts, the reclassification will occur as hedged foreign currency-denominated accounts receivable are received.  For gains or losses associated with interest rate swaps, the reclassification occurs on a straight-line basis over the term of the related debt.

Certain of the Company’s derivative instruments contain provisions that require the Company to post collateral when the derivatives in liability positions exceed a specified threshold, and others require collateral even when the derivatives are in asset positions.  The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on June 30, 2010 was $3.0, and the related collateral required was $10.0.

NOTE 9 – FAIR VALUE MEASUREMENTS

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis and the basis for that measurement according to the levels in the fair value hierarchy in ASC Topic 820:

	June 30, 2010			September 30, 2009
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Marketable securities	$10.0	$10.0	$-	$12.0	$12.0	$-
Derivative assets	4.8	-	4.8	8.0	-	8.0
Deferred compensation investment	20.0	20.0	-	19.9	19.9	-
	$34.8	$30.0	$4.8	$39.9	$31.9	$8.0
Liabilities
Derivative liabilities	$8.4	$-	$8.4	$8.2	$-	$8.2
Deferred compensation liabilities	28.1	-	28.1	29.6	-	29.6
	$36.5	$-	$36.5	$37.8	$-	$37.8

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

The Company’s marketable securities consist of U.S. Treasury Bills.  Fair value for marketable securities is measured using the market approach based on quoted prices.  The Company utilizes the income approach to measure fair value for its derivative assets and liabilities (which include commodity options and swaps, interest rate swaps, and foreign currency forward contracts).  The income approach uses pricing models that rely on market observable inputs such as yield curves, currency exchange rates, and forward prices.  The fair value of the deferred compensation investment is invested primarily in mutual funds and is measured using the market approach.  This investment is in the same funds and purchased in substantially the same amounts as the participants’ selected investment options (excluding Ralcorp common stock equivalents), which represent the underlying liabilities to participants in the Company’s deferred compensation plans.  Deferred compensation liabilities are recorded at amounts due to participants in cash, based on the fair value of participants’ selected investment options (excluding certain Ralcorp common stock equivalents to be distributed in shares) using the market approach.

The carrying amounts reported on the consolidated balance sheets for cash and cash equivalents, receivables and accounts payable approximate fair value because of the short maturities of these financial instruments.  The carrying amount of the Company’s variable rate long-term debt (Note 15) approximates fair value because the interest rates are adjusted to market frequently.  Based on the discounted amount of future cash flows, using Ralcorp’s incremental rate of borrowing for similar debt, the Company’s fixed rate debt (which had a carrying amount of $1,541.4 as of June 30, 2010 and $1,581.1 as of September 30, 2009) had an estimated fair value of $1,793.5 as of June 30, 2010 and $1,800.3 as of September 30, 2009.

NOTE 10 – SALE OF RECEIVABLES

The Company has an agreement to sell, on an ongoing basis, all of the trade accounts receivable of certain of its subsidiaries to a wholly owned, bankruptcy-remote subsidiary named Ralcorp Receivables Corporation (RRC).  As of June 30, 2010, the accounts receivable of the J.T. Bakeries, North American Baking, Sepp’s Gourmet Foods, Harvest Manor Farms, Post Foods, Bloomfield Bakers, Cottage Bakery, Western Waffles, and Medallion Foods businesses had not been incorporated into the agreement and were not being sold to RRC.  RRC can in turn sell up to $75.0 of ownership interests in qualifying receivables to a bank commercial paper conduit.  Ralcorp continues to service the receivables (with no significant servicing assets or liabilities) and remits collections to RRC, who remits the appropriate portion to the conduit as part of a monthly net settlement including the sale of an additional month of receivables.

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

As of June 30, 2010 and September 30, 2009, the outstanding balance of receivables sold to RRC (net of an allowance for doubtful accounts based on historical losses and the economic status of customers) was $117.7 and $134.4, respectively, and the Company elected not to sell any to the conduit, resulting in a retained interest of $117.7 and $134.4, respectively, reflected on the Company’s consolidated balance sheet as an “Investment in Ralcorp Receivables Corporation.”  Discounts related to the sale of receivables (based on contractual rates) totaled zero and $.1 in the three months ended June 30, 2010 and 2009, respectively (zero and $.6 for the corresponding nine month periods), and are included on the statements of earnings in selling, general and administrative expenses.  Cash received from or paid to the conduit is included in net cash flows from operating activities.

NOTE 11 – INVENTORIES

The reported value of inventories consisted of:

	June 30,	Sept. 30,
	2010	2009
Raw materials and supplies	$145.8	$152.4
Finished products	218.1	217.0
	363.9	369.4
Allowance for obsolete inventory	(4.0)	(3.5)
	$359.9	$365.9

NOTE 12 – PROPERTY, NET

The reported value of property, net, consisted of:

	June 30,	Sept. 30,
	2010	2009
Property at cost	$1,575.3	$1,456.4
Accumulated depreciation	(620.8)	(544.5)
	$954.5	$911.9

NOTE 13 – OTHER INTANGIBLE ASSETS, NET

The reported value of other intangible assets, net, consisted of:

	June 30,	Sept. 30,
	2010	2009
Computer software	$60.9	$55.2
Customer relationships	463.6	421.2
Trademarks/brands	816.0	816.0
Other	13.0	13.1
	1,353.5	1,305.5
Accumulated amortization	(165.8)	(132.1)
	$1,187.7	$1,173.4

Amortization expense related to intangible assets was:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Computer software	$1.5	$1.8	$5.5	$4.2
Customer relationships	7.4	5.6	21.8	16.1
Trademarks/brands	1.6	3.2	4.9	9.5
Other	.6	.4	1.6	1.3
	$11.1	$11.0	$33.8	$31.1

For the intangible assets recorded as of June 30, 2010, total amortization expense of $44.8, $45.0, $44.5, $43.3, and $39.3 is scheduled for fiscal 2010, 2011, 2012, 2013, and 2014, respectively.

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

NOTE 15 – LONG-TERM DEBT

The reported value of long-term debt consisted of:

	June 30, 2010		September 30, 2009
	Balance	Rate	Balance	Rate
Fixed Rate Senior Notes, Series B	$29.0	4.24%	$58.0	4.24%
Fixed Rate Senior Notes, Series C	50.0	5.43%	50.0	5.43%
Fixed Rate Senior Notes, Series D	42.9	4.76%	53.6	4.76%
Fixed Rate Senior Notes, Series E	100.0	5.57%	100.0	5.57%
Fixed Rate Senior Notes, Series F	75.0	5.43%	75.0	5.43%
Floating Rate Senior Notes, Series G	-	n/a	50.0	0.86%
Fixed Rate Senior Notes, Series I-1	75.0	5.56%	75.0	5.56%
Fixed Rate Senior Notes, Series I-2	25.0	5.58%	25.0	5.58%
Fixed Rate Senior Notes, Series J	100.0	5.93%	100.0	5.93%
Fixed Rate Senior Notes maturing 2018	577.5	7.29%	577.5	7.29%
Floating Rate Senior Notes maturing 2018	20.0	2.98%	20.0	2.98%
Fixed Rate Senior Notes maturing 2020	67.0	7.39%	67.0	7.39%
Fixed Rate Senior Notes maturing 2039	300.0	6.63%	300.0	6.63%
Fixed Rate Senior Notes, Series 2009A	50.0	7.45%	50.0	7.45%
Fixed Rate Senior Notes, Series 2009B	50.0	7.60%	50.0	7.60%
Industrial Development Revenue Bond	-	n/a	5.6	1.00%
$400 Revolving Credit Agreement	-	n/a	-	n/a
Other	.2	Various	.3	Various
	1,561.6		1,657.0
Less: Current portion	(39.9)		(45.6)
	$1,521.7		$1,611.4

NOTE 16 – SHAREHOLDERS’ EQUITY

During the nine months ended June 30, 2010, the Company repurchased 2,000,000 shares of its common stock at a total cost of $115.5.  As of June 30, 2010, there were 8,571,224 shares in treasury and 54,905,411 shares outstanding.  As of September 30, 2009, there were 6,840,231 shares in treasury and 56,636,404 shares outstanding.

Accumulated other comprehensive loss decreased $1.3 during the nine months ended June 30, 2010 as a result of a $.5 increase in the foreign currency translation adjustment and a $1.6 net gain from cash flow hedging activities, offset by $.8 of related income tax adjustments.

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net Sales
Branded Cereal Products	$242.7	$264.8	$749.2	$800.5
Other Cereal Products	197.6	211.3	585.8	598.7
Snacks, Sauces & Spreads	359.9	355.8	1,067.4	979.5
Frozen Bakery Products	162.2	162.1	516.9	530.0
Total	$962.4	$994.0	$2,919.3	$2,908.7

Profit Contribution
Branded Cereal Products	$54.1	$68.3	$158.2	$177.0
Other Cereal Products	22.0	27.6	68.2	71.1
Snacks, Sauces & Spreads	35.9	35.6	123.9	89.6
Frozen Bakery Products	17.5	18.7	62.1	49.1
Total segment profit contribution	129.5	150.2	412.4	386.8
Interest expense, net	(24.7)	(23.0)	(75.1)	(72.9)
Restructuring charges	(.2)	(.1)	(1.0)	(.4)
Goodwill impairment loss	-	-	(20.5)	-
(Loss) gain on forward sale contracts	-	(24.5)	-	17.6
Gain on sale of securities	-	28.0	-	43.8
Acquisition-related costs	(12.8)	-	(13.1)	-
Post Foods transition and integration costs	(.7)	(13.2)	(5.5)	(28.1)
Stock-based compensation expense	(2.4)	(3.0)	(11.9)	(10.0)
Other unallocated corporate expenses	(9.3)	(8.7)	(26.5)	(21.8)
Earnings before income taxes
and equity earnings	$79.4	$105.7	$258.8	$315.0

Depreciation and Amortization
Branded Cereal Products	$14.2	$8.0	$41.6	$37.1
Other Cereal Products	5.3	5.2	15.8	15.4
Snacks, Sauces & Spreads	9.0	8.3	25.9	22.8
Frozen Bakery Products	9.1	9.0	26.8	26.6
Corporate	1.7	2.1	6.6	4.8
Total	$39.3	$32.6	$116.7	$106.7

	June 30,	Sept. 30,
	2010	2009
Assets
Branded Cereal Products	$3,288.2	$3,351.7
Other Cereal Products	269.8	269.5
Snacks, Sauces & Spreads	707.5	604.0
Frozen Bakery Products	739.2	723.9
Total segment assets	5,004.7	4,949.1
Cash and cash equivalents	115.3	282.8
Investment in Ralcorp Receivables Corporation	117.7	134.4
Other unallocated corporate assets	100.1	85.9
Total	$5,337.8	$5,452.2

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

CONDENSED CONSOLIDATING STATEMENTS OF EARNINGS

	Three Months Ended June 30, 2010
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Sales	$119.0	$824.7	$48.3	$(29.6)	$962.4
Other intercompany revenues	.4	1.4	10.8	(12.6)	-
Cost of products sold	(91.9)	(609.6)	(45.2)	29.6	(717.1)
Gross Profit	27.5	216.5	13.9	(12.6)	245.3
Selling, general and administrative expenses	(40.0)	(107.7)	(5.9)	12.6	(141.0)
Interest (expense) income, net	(25.5)	.3	.5	-	(24.7)
Restructuring charges	(.2)	-	-	-	(.2)
(Loss) Earnings before Income Taxes and Equity Earnings	(38.2)	109.1	8.5	-	79.4
Income taxes	14.1	(37.2)	(3.3)	-	(26.4)
(Loss) Earnings before Equity Earnings	(24.1)	71.9	5.2	-	53.0
Equity in earnings of subsidiaries	77.1	1.2	-	(78.3)	-
Net Earnings	$53.0	$73.1	$5.2	$(78.3)	$53.0

	Three Months Ended June 30, 2009
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Sales	$134.4	$838.9	$48.9	$(28.2)	$994.0
Other intercompany revenues	.5	1.4	8.0	(9.9)	-
Cost of products sold	(101.8)	(605.9)	(40.7)	28.2	(720.2)
Gross Profit	33.1	234.4	16.2	(9.9)	273.8
Selling, general and administrative expenses	(42.3)	(104.8)	(11.3)	9.9	(148.5)
Interest (expense) income, net	(23.8)	(.2)	1.0	-	(23.0)
Restructuring charges	(.1)	-	-	-	(.1)
Loss on forward sale contracts	-	(24.5)	-	-	(24.5)
Gain on sale of securities	-	28.0	-	-	28.0
(Loss) Earnings before Income Taxes and Equity Earnings	(33.1)	132.9	5.9	-	105.7
Income taxes	12.3	(47.7)	(2.4)	-	(37.8)
(Loss) Earnings before Equity Earnings	(20.8)	85.2	3.5	-	67.9
Equity in earnings of subsidiaries	95.6	(.3)	-	(95.3)	-
Equity in earnings of Vail Resorts, Inc.,
net of related deferred income taxes	-	6.9	-	-	6.9
Net Earnings	$74.8	$91.8	$3.5	$(95.3)	$74.8

	Nine Months Ended June 30, 2010
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Sales	$382.4	$2,491.0	$139.9	$(94.0)	$2,919.3
Other intercompany revenues	1.3	4.4	50.3	(56.0)	-
Cost of products sold	(282.2)	(1,818.9)	(127.7)	94.0	(2,134.8)
Gross Profit	101.5	676.5	62.5	(56.0)	784.5
Selling, general and administrative expenses	(115.0)	(333.8)	(36.3)	56.0	(429.1)
Interest (expense) income, net	(76.9)	.3	1.5	-	(75.1)
Restructuring charges	(1.0)	-	-	-	(1.0)
Goodwill impairment loss	-	(20.5)	-	-	(20.5)
(Loss) Earnings before Income Taxes and Equity Earnings	(91.4)	322.5	27.7	-	258.8
Income taxes	33.8	(115.3)	(10.4)	-	(91.9)
(Loss) Earnings before Equity Earnings	(57.6)	207.2	17.3	-	166.9
Equity in earnings of subsidiaries	224.5	5.3	-	(229.8)	-
Net Earnings	$166.9	$212.5	$17.3	$(229.8)	$166.9

	Nine Months Ended June 30, 2009
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Sales	$404.5	$2,439.1	$146.6	$(81.5)	$2,908.7
Other intercompany revenues	1.4	4.5	24.8	(30.7)	-
Cost of products sold	(306.4)	(1,786.7)	(117.6)	81.5	(2,129.2)
Gross Profit	99.5	656.9	53.8	(30.7)	779.5
Selling, general and administrative expenses	(112.7)	(333.9)	(36.7)	30.7	(452.6)
Interest (expense) income, net	(75.2)	(.8)	3.1	-	(72.9)
Restructuring charges	(.4)	-	-	-	(.4)
Gain on forward sale contracts	-	17.6	-	-	17.6
Gain on sale of securities	-	43.8	-	-	43.8
(Loss) Earnings before Income Taxes and Equity Earnings	(88.8)	383.6	20.2	-	315.0
Income taxes	32.9	(139.7)	(7.5)	-	(114.3)
(Loss) Earnings before Equity Earnings	(55.9)	243.9	12.7	-	200.7
Equity in earnings of subsidiaries	266.4	.8	-	(267.2)	-
Equity in earnings of Vail Resorts, Inc.,
net of related deferred income taxes	-	9.8	-	-	9.8
Net Earnings	$210.5	$254.5	$12.7	$(267.2)	$210.5

CONDENSED CONSOLIDATING BALANCE SHEETS

	June 30, 2010
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current Assets
Cash and cash equivalents	$97.4	$-	$17.9	$-	$115.3
Marketable securities	10.0	-	-	-	10.0
Investment in Ralcorp Receivables Corporation	175.1	-	-	(57.4)	117.7
Receivables, net	5.6	107.5	143.6	(119.3)	137.4
Inventories	67.1	272.6	20.2	-	359.9
Deferred income taxes	2.1	6.0	1.3	-	9.4
Prepaid expenses and other current assets	6.2	2.5	4.1	-	12.8
Total Current Assets	363.5	388.6	187.1	(176.7)	762.5
Intercompany Notes and Interest	-	20.8	113.2	(134.0)	-
Investment in Subsidiaries	4,216.8	295.9	-	(4,512.7)	-
Property	238.1	1,163.4	173.8	-	1,575.3
Accumulated Depreciation	(164.2)	(425.5)	(31.1)	-	(620.8)
Goodwill	-	2,330.6	77.4	-	2,408.0
Other Intangible Assets	56.5	1,219.3	77.7	-	1,353.5
Accumulated Amortization	(33.6)	(123.5)	(8.7)	-	(165.8)
Other Assets	4.5	20.5	.1	-	25.1
Total Assets	$4,681.6	$4,890.1	$589.5	$(4,823.4)	$5,337.8

Liabilities and Shareholders' Equity
Current Liabilities
Accounts and notes payable	$48.2	$137.5	$19.2	$(1.6)	$203.3
Other current liabilities	123.0	59.4	10.0	-	192.4
Total Current Liabilities	171.2	196.9	29.2	(1.6)	395.7
Intercompany Notes and Interest	98.1	15.1	20.8	(134.0)	-
Long-term Debt	1,521.7	-	-	-	1,521.7
Deferred Income Taxes	(54.8)	499.2	.4	-	444.8
Other Liabilities	167.8	2.2	28.0	-	198.0
Total Liabilities	1,904.0	713.4	78.4	(135.6)	2,560.2
Shareholders' Equity
Common stock	.6	-	-	-	.6
Other shareholders' equity	2,777.0	4,176.7	511.1	(4,687.8)	2,777.0
Total Shareholders' Equity	2,777.6	4,176.7	511.1	(4,687.8)	2,777.6
Total Liabilities and Shareholders' Equity	$4,681.6	$4,890.1	$589.5	$(4,823.4)	$5,337.8

	September 30, 2009
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current Assets
Cash and cash equivalents	$263.5	$.2	$19.1	$-	$282.8
Marketable securities	12.0	-	-	-	12.0
Investment in Ralcorp Receivables Corporation	159.7	-	-	(25.3)	134.4
Receivables, net	7.5	114.2	151.2	(137.0)	135.9
Inventories	69.0	287.6	9.3	-	365.9
Deferred income taxes	4.6	6.2	(.2)	-	10.6
Prepaid expenses and other current assets	2.3	2.0	8.3	-	12.6
Total Current Assets	518.6	410.2	187.7	(162.3)	954.2
Intercompany Notes and Interest	-	-	66.1	(66.1)	-
Investment in Subsidiaries	4,053.7	183.4	-	(4,237.1)	-
Property	229.1	1,110.7	116.6	-	1,456.4
Accumulated Depreciation	(156.5)	(365.0)	(23.0)	-	(544.5)
Goodwill	-	2,342.5	44.1	-	2,386.6
Other Intangible Assets	50.9	1,227.8	26.8	-	1,305.5
Accumulated Amortization	(28.6)	(96.6)	(6.9)	-	(132.1)
Other Assets	5.7	20.3	.1	-	26.1
Total Assets	$4,672.9	$4,833.3	$411.5	$(4,465.5)	$5,452.2

Liabilities and Shareholders' Equity
Current Liabilities
Accounts and notes payable	$69.8	$157.6	$15.6	$(2.6)	$240.4
Due to Kraft Foods Inc.	-	13.3	.3	-	13.6
Other current liabilities	115.4	101.9	7.7	-	225.0
Total Current Liabilities	185.2	272.8	23.6	(2.6)	479.0
Intercompany Notes and Interest	48.5	17.6	-	(66.1)	-
Long-term Debt	1,611.4	-	-	-	1,611.4
Deferred Income Taxes	(43.5)	511.2	(3.1)	-	464.6
Other Liabilities	165.7	18.8	7.1	-	191.6
Total Liabilities	1,967.3	820.4	27.6	(68.7)	2,746.6
Shareholders' Equity
Common stock	.6	-	-	-	.6
Other shareholders' equity	2,705.0	4,012.9	383.9	(4,396.8)	2,705.0
Total Shareholders' Equity	2,705.6	4,012.9	383.9	(4,396.8)	2,705.6
Total Liabilities and Shareholders' Equity	$4,672.9	$4,833.3	$411.5	$(4,465.5)	$5,452.2

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	Nine Months Ended June 30, 2010
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated

Net Cash (Used) Provided by Operating Activities	$(6.2)	$278.6	$14.9	$287.3

Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	(142.8)	-	2.2	(140.6)
Additions to property and intangible assets	(16.2)	(63.3)	(6.9)	(86.4)
Proceeds from sale of property	-	.4	.1	.5
Purchases of securities	(12.8)	-	-	(12.8)
Proceeds from sale or maturity of securities	14.8	-	-	14.8
Intercompany investments and advances	212.6	(200.3)	(12.3)	-
Net Cash Provided (Used) by Investing Activities	55.6	(263.2)	(16.9)	(224.5)

Cash Flows from Financing Activities
Repayments of long-term debt	(95.3)	-	-	(95.3)
Purchase of treasury stock	(115.5)	-	-	(115.5)
Proceeds and tax benefits from exercise of stock awards	8.2	-	-	8.2
Changes in book cash overdrafts	(12.9)	(15.4)	-	(28.3)
Other, net	-	(.2)	-	(.2)
Net Cash Used by Financing Activities	(215.5)	(15.6)	-	(231.1)

Effect of Exchange Rate Changes on Cash	-	-	.8	.8

Net Decrease in Cash and Cash Equivalents	(166.1)	(.2)	(1.2)	(167.5)
Cash and Cash Equivalents, Beginning of Period	263.5	.2	19.1	282.8
Cash and Cash Equivalents, End of Period	$97.4	$-	$17.9	$115.3

	Nine Months Ended June 30, 2009
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated

Net Cash (Used) Provided by Operating Activities	$(31.5)	$311.3	$23.4	$303.2

Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	-	(54.9)	-	(54.9)
Additions to property and intangible assets	(26.0)	(41.4)	(7.5)	(74.9)
Proceeds from sale of property	-	(.9)	.9	-
Purchases of securities	(10.7)	-	-	(10.7)
Proceeds from sale or maturity of securities	12.5	2.7	-	15.2
Intercompany investments and advances	201.4	(205.1)	3.7	-
Net Cash Provided (Used) by Investing Activities	177.2	(299.6)	(2.9)	(125.3)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	100.0	-	-	100.0
Repayments of long-term debt	(147.2)	-	-	(147.2)
Net borrowings (payments) under credit arrangements	(16.5)	(5.5)	-	(22.0)
Purchase of treasury stock	(1.0)	-	-	(1.0)
Proceeds and tax benefits from exercise of stock awards	13.3	-	-	13.3
Changes in book cash overdrafts	3.5	(6.8)	-	(3.3)
Other, net	-	(.3)	-	(.3)
Net Cash Used by Financing Activities	(47.9)	(12.6)	-	(60.5)

Effect of Exchange Rate Changes on Cash	-	-	.2	.2

Net Increase (Decrease) in Cash and Cash Equivalents	97.8	(.9)	20.7	117.6
Cash and Cash Equivalents, Beginning of Period	6.0	.9	7.2	14.1
Cash and Cash Equivalents, End of Period	$103.8	$-	$27.9	$131.7

NOTE 19 – SUBSEQUENT EVENTS

On July 26, 2010, the Company issued an aggregate of $450 of its notes in an underwritten public offering, consisting of $300 in aggregate principal amounts of its 4.950% Notes due 2020 (the “2020 Notes”) and $150 in aggregate principal amount of its 6.625% Notes due 2039 (the “2039 Notes” and, together with the 2020 Notes, the “Notes”).  Interest on the 2020 Notes will be payable semiannually in arrears on February 15 and August 15, commencing on February 15, 2011, at a rate of 4.950% per annum, and will accrue from the date of issuance.  Interest on the 2039 Notes will be payable semiannually in arrears on February 15 and August 15, commencing on August 15, 2010, at a rate of 6.625% per annum, and will accrue from February 15, 2010.  The 2020 Notes will mature on August 15, 2020 and the 2039 Notes will mature on August 15, 2039.  Ralcorp has the right to redeem some or all of the Notes at any time and from time to time at “make-whole” redemption prices.  The Company’s obligations under the Notes are guaranteed and secured in the same way as its credit facilities and other outstanding notes.

On July 27, 2010, the Company entered into a $500 credit agreement (the “2010 Credit Facility).  The 2010 Credit Facility provides for an aggregate of $300 to be available on a revolving basis until the maturity date, which is July 27, 2015.  The lenders immediately advanced $300 to Ralcorp in the form of revolving credit loans as well as an additional $200 term loan which will be repaid in quarterly installments of principal over the term of the 2010 Credit Facility.  The Company has the right to request up to an additional $150 in revolving credit or term loan commitments under the 2010 Credit Facility, but none of the lenders would be required to provide such additional commitments.  Borrowings under the 2010 Credit Facility bear interest at LIBOR or, at Ralcorp’s option, an alternate base rate, plus a margin, ranging from 2.00% to 2.75% for LIBOR-based loans and from 1.00% to 1.75% for Alternate Base Rate-based loans, depending upon Ralcorp’s leverage ratio.  The Company’s obligations under the 2010 Credit Facility are guaranteed and secured in the same way as the 2008 $400 Revolving Credit Agreement, and the 2010 Credit Facility contains covenants similar to that 2008 agreement and provides for customary events of default.

On July 27, 2010, the Company completed the purchase of American Italian Pasta Company (AIPC).  Ralcorp acquired all of the outstanding shares of AIPC common stock for $53.00 per share in cash, for a total purchase price of approximately $1,200, net of cash acquired.  The acquisition was funded with the net proceeds from the Notes, the 2010 Credit Facility, the 2008 $400 Revolving Credit Agreement, and cash on hand.  AIPC, which will be reported as a separate segment, is a leading producer of dry pasta in North America with annual sales of approximately $600.  AIPC diversifies the Company’s private label and branded food offerings, provides an entry into a major product category, and provides an important platform for future growth.  The assigned goodwill is not expected to be deductible for tax purposes.  AIPC is based in Kansas City, Missouri and has four plants that are located in Columbia, South Carolina; Excelsior Springs, Missouri; Tolleson, Arizona; and Verolanuova, Italy.  The accounting for this recent acquisition was incomplete at the time the Company issued these financial statements.  Accordingly, it was impracticable for the Company to present the acquisition date fair value of assets acquired, liabilities assumed, and goodwill for AIPC.  The pro forma impact of this acquisition has been included in Note 3.  Historical financial information and additional pro forma information was included in Ralcorp's Current Report on Form 8-K filed July 21, 2010.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

    The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and capital resources of Ralcorp Holdings, Inc.  This discussion should be read in conjunction with the financial statements under Item 1 and the CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS under this Item 2.  The terms “our,” “we,” “Company,” and “Ralcorp” as used herein refer to Ralcorp Holdings, Inc. and its consolidated subsidiaries.  Sales information for the “base business”, as reported herein, has been adjusted to exclude estimated current year sales attributable to recently acquired businesses for the period corresponding to the pre-acquisition period of the comparative period of the prior year.  For each acquired business, the excluded period starts at the beginning of the respective quarter or year-to-date period and ends one year after the acquisition date.  We have included financial measures for our base businesses (such as sales growth) because they provide useful and comparable trend information regarding the results of our businesses without the effects of the timing of acquisitions.

RESULTS OF OPERATIONS

Consolidated

The following table summarizes key data (in millions of dollars, except for percentage data and dollars per share as indicated) that we believe is important for you to note as you read the consolidated results analysis discussions below.  In addition, please refer to Note 17 to the financial statements under Item 1 for data regarding net sales and profit contribution by segment.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net earnings	53.0	74.8	166.9	210.5
Net sales	962.4	994.0	2,919.3	2,908.7
Cost of products sold as % of net sales	74.5%	72.5%	73.1%	73.2%
SG&A as % of net sales	14.7%	14.9%	14.7%	15.6%
Interest expense, net	(24.7)	(23.0)	(75.1)	(72.9)
Goodwill impairment loss	-	-	(20.5)	-
(Loss) gain on forward sale contracts (Vail)	-	(24.5)	-	17.6
Gain on sale of securities (Vail)	-	28.0	-	43.8
Acquisition-related costs	(12.8)	-	(13.1)	-
Post Foods transition and integration costs	(.7)	(13.2)	(5.5)	(28.1)
Effective income tax rate	33.2%	35.8%	35.5%	36.3%
Equity in earnings of Vail Resorts, Inc.	-	10.9	-	15.4
Adjusted EBITDA	156.9	171.0	489.7	461.3
Diluted earnings per share	.95	1.31	2.98	3.69
Diluted earnings per share excluding special items	1.11	1.30	3.42	3.14

    Net earnings have been positively impacted by lower raw material costs, the acquisition of J.T. Bakeries and North American Baking in May 2010 and Harvest Manor Farms in March 2009, but negatively impacted by lower net pricing, significant acquisition-related costs incurred during the third quarter, and a goodwill impairment loss recognized in the nine months ended June 30, 2010.  Earnings in the prior year included net gains related to our investment in Vail Resorts, Inc.  As of September 30, 2009, all interests in Vail Resorts had been liquidated.  More detailed discussion and analysis of these and other factors follows.
    Net sales decreased 3% from last year’s third quarter and grew slightly for the nine months ended June 30, 2010.  While year-over-year base business sales volume was basically flat for both the third quarter and first nine months, sales were negatively impacted by reduced net selling prices in several product categories due to product promotions, established pricing formulas, or competitors’ pricing actions. Overall, pricing and promotional variances reduced net sales by approximately $48 million and $118 million for the quarter and first nine months, respectively, primarily in the Branded Cereal Products segment.  Sales were positively impacted by the timing of acquisitions, as shown in the following table (in millions).

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Base business net sales	$953.7	$994.0	$2,814.5	$2,908.7
Net sales from recent acquisitions excluded from base business net sales
(with reporting segment and acquisition date):
Harvest Manor Farms (Snacks, Sauces & Spreads - March 20, 2009)	-	-	96.1	-
J.T. Bakeries (Snacks, Sauces & Spreads - May 31, 2010)	2.9	-	2.9	-
North American Baking (Snacks, Sauces & Spreads - May 31, 2010)	5.8	-	5.8	-
Net sales	$962.4	$994.0	$2,919.3	$2,908.7

Our base business net sales decreased 4% and 3% for the third quarter and first nine months compared to the corresponding periods of the prior year, respectively.  Note the net sales comparisons by segment in Note 17 under Item 1, and refer to the segment discussions below for more detailed information about factors affecting net sales.

    Cost of products sold increased as a percentage of net sales for the third quarter and decreased slightly for the first nine months compared to the same periods in the prior year, primarily due to the reduction in net selling prices, an unfavorable product mix and higher production costs across most segments.  These increases were partially offset in the quarter and more than offset for the first nine months by lower input costs.  Compared to the corresponding periods last year, changes in unit costs lowered overall ingredient and packaging costs, net of the impacts of our hedging and forward purchase strategies, by approximately $18 million for the third quarter of fiscal 2010 and $103 million for the first nine months.  For the third quarter and first nine months of fiscal 2009, these costs had been unfavorable by approximately $.9 million and $90.7 million, respectively.  Refer to the segment discussions below for more information.
    Selling, general and administrative expenses (“SG&A”) decreased as a percentage of net sales.  The decrease is largely due to reduced Post Foods transition and integration costs, reduced advertising at Post, a favorable change in fair value adjustments related to deferred compensation liabilities, and a favorable impact from foreign currency exchange contracts.  These effects were partially offset by acquisition-related costs incurred primarily in the third quarter and the effect of increased expenses related to information system conversions.
    Interest expense increased slightly as a result of higher interest rates partially offset by lower debt levels.  The weighted average interest rate on all of the Company’s outstanding debt was 6.5% and 5.6% in the third quarter of fiscal 2010 and 2009, respectively (6.5% and 5.8% through nine months of each year, respectively).
    Goodwill impairment loss – Net earnings during the nine months ended June 30, 2010 were negatively impacted by a goodwill impairment loss recognized in our Snacks, Sauces & Spreads segment.  For more information on this impairment loss, see Note 3 under Item 1.
    Gain on forward sale contracts – Net earnings during the three and nine months ended June 30, 2009 were affected by non-cash gains on forward sale contracts related to some of our shares of Vail Resorts, Inc.  As discussed further below, all contracts were settled during fiscal 2009.  The contracts included a collar on the Vail stock price and the prepayment of proceeds at a discount (whereby Ralcorp received a total of $140.0 million).  Gains or losses on the contracts were immediately recognized in earnings.  For more information on these contracts, see Note 6 under Item 1.
    Gain on sale of securities – Results for the nine months ended June 30, 2009 included a gain on the sale of 4,484,163 shares of Vail Resorts, Inc., including 4,393,263 shares delivered in settlement of forward sale contracts, as discussed above.  The gain represents the difference between the $88.4 million book value of the shares and the $168.5 million net proceeds (primarily received on a discounted basis at the inception of the related forward sale contracts) less the $36.3 million cumulative gain on the derivative component of the forward sale contracts.
    Acquisition-related costs – The Company announced four acquisitions during the third quarter of fiscal 2010: J.T. Bakeries Inc. and North American Baking Ltd., both completed at the end of May 2010; Sepp’s Gourmet Foods Ltd., completed at the end of June 2010; and American Italian Pasta Company (AIPC), completed at the end of July 2010.  During the three and nine months ended June 30, 2010, Ralcorp incurred $12.8 million and $13.1 million, respectively, related to these acquisitions, primarily consisting of commitment and structuring fees for bridge financing for the AIPC transaction.
    Post Foods transition and integration costs – As planned, Ralcorp has continued to incur costs related to transitioning Post Foods into Ralcorp’s operations, albeit at a much lower level than in the prior year.  Costs relate to integration projects including decoupling the cereal assets of Post Foods from those of  Kraft Foods Inc. (the former owner), developing stand-alone Post Foods information systems, developing independent sales, logistics and purchasing functions for Post Foods, and other significant integration undertakings.  While a portion of those costs are capitalized, the expense portion totaled $.7 million and $5.5 million in the three months ended June 30, 2010 and 2009, respectively ($13.2 million and $28.1 million through nine months of each year, respectively).
    Income taxes – Our effective tax rate has been affected by discrete income tax adjustments based on the completion of prior year tax returns and assessments of uncertain tax positions, which reduced the provision by a total of $2.9 million for the three and nine months ended June 30, 2010.
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

    Non-GAAP financial measures – “Adjusted EBITDA,” “diluted earnings per share excluding special items,” and “base business net sales” (discussed above) do not comply with accounting principles generally accepted in the United States, or GAAP, because they are adjusted to exclude certain cash and non-cash income and expenses.  These measures should not be considered an alternative to, or more meaningful than, related measures determined in accordance with GAAP.  These non-GAAP financial measures are not necessarily comparable to other similarly titled captions of other companies due to potential inconsistencies in the methods of calculation.
    Adjusted EBITDA, as presented in this section, is defined as earnings before interest, income taxes, depreciation, and amortization, excluding equity method earnings and other gains or losses related to the Company’s investment in Vail Resorts, Inc., goodwill impairment losses, acquisition-related costs, and Post Foods transition and integration costs.  We present Adjusted EBITDA because we believe it provides a more complete understanding of the factors and trends affecting our business than GAAP measures alone.  Our board of directors, management, and investors use Adjusted EBITDA to assess our performance because it allows them to compare our operating performance on a consistent basis across periods by removing the effects of our capital structure (such as varying levels of interest expense), asset base (such as depreciation, amortization, and impairment), items largely outside the control of our management team (such as income taxes), costs related to acquisition activity (including significant transition and integration costs), and items related to the Company’s former investment in Vail Resorts, Inc.  It is reconciled to net earnings as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Adjusted EBITDA	$156.9	$171.0	$489.7	$461.3
Interest expense, net	(24.7)	(23.0)	(75.1)	(72.9)
Income taxes	(26.4)	(37.8)	(91.9)	(114.3)
Depreciation and amortization	(39.3)	(32.6)	(116.7)	(106.7)
Acquisition-related costs	(12.8)	-	(13.1)	-
Post Foods transition and integration costs	(.7)	(13.2)	(5.5)	(28.1)
Goodwill impairment loss	-	-	(20.5)	-
(Loss) gain on forward sale contracts	-	(24.5)	-	17.6
Gain on sale of securities	-	28.0	-	43.8
Equity in earnings of Vail Resorts, Inc.,
net of related deferred income taxes	-	6.9	-	9.8
Net earnings	$53.0	$74.8	$166.9	$210.5

    Diluted earnings per share excluding special items is an additional measure for comparing the earnings generated by operations between periods, without the effects of certain special items related to acquisitions, Post Foods transition and integration (as described above), goodwill impairment, and Ralcorp’s former investment in Vail Resorts, Inc.  It is reconciled to diluted earnings per share as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Diluted earnings per share excluding special items	$1.11	$1.30	$3.42	$3.14
Acquisition-related costs	(.15)	-	(.15)	-
Post Foods transition and integration costs	(.01)	(.15)	(.06)	(.31)
Goodwill impairment loss	-	-	(.23)	-
(Loss) gain on forward sale contracts	-	(.27)	-	.20
Gain on sale of securities	-	.31	-	.49
Equity in earnings of Vail Resorts, Inc.	-	.12	-	.17
Diluted earnings per share	$.95	$1.31	$2.98	$3.69

Branded Cereal Products

    Compared to the corresponding periods in the prior year, net sales in the Branded Cereal Products segment (Post Foods) were down 8% and 6% for the third quarter and first nine months, respectively.  The decrease from last year was driven by lower net selling prices due to increased product promotions.  Current year volume by weight was up 3% for the third quarter and flat for the first nine months.
    The segment’s profit contribution decreased 21% and 11% for the third quarter and first nine months, respectively, primarily as a result of higher promotional spending, largely offset by lower raw material costs (grains, nuts, and oils) and reduced spending for advertising.  In addition, for the nine-month period, SG&A costs were favorable due to the timing of the completion of certain components of the Post transition and integration.

Other Cereal Products

    Net sales in the Other Cereal Products segment were down 6% and 2% for the third quarter and first nine months as compared to the same periods in the prior year, respectively.  The decrease was driven by the effects of cereal volume declines as a result of narrowing price gaps due to significant branded promotions in the category, as well as slightly unfavorable selling price variances (largely due to established pricing formulas with certain customers).  The following table shows year-over-year sales volume changes by product category.

	Sales Volume Change from Prior Year
	Three Months Ended	Nine Months Ended
	June 30, 2010	June 30, 2010
Private label ready-to-eat cereal	-8%	-4%
Nutritional bars	12%	14%
Hot cereal	-7%	-8%
Co-manufacturing	0%	-43%
Other minor categories	-15%	-3%
Total	-6%	-5%

The declines in ready-to-eat cereal volume for the quarter and nine months ended June 30, 2010 follow 8% and 13% growth for the corresponding periods last year.  The increase in sales volumes of nutritional bars was primarily due to expanded distribution of these products.  The decrease in hot cereal volume was primarily due to the loss of lower-margin business a year ago in a competitive bid, as well as an increase in competitive promotional activity.  Co-manufacturing projects accounted for only 3% of the segment’s net sales in the first nine months of fiscal 2010.
    The segment’s profit contribution decreased 20% and 4% compared to the prior year’s third quarter and first nine months, respectively, as a result of the lower sales, higher production costs per unit, and an unfavorable product mix, partially offset by lower raw material, packaging, brokerage, and freight costs per unit.  The most notable raw material cost decreases occurred in oats, wheat, and corn.

Snacks, Sauces & Spreads

    For the three and nine months ended June 30, 2010, net sales for the Snacks, Sauces & Spreads segment increased 1% and 9%, respectively, largely due to sales from recent acquisitions (refer to data shown under Consolidated - Net sales).  Net sales of the base business were down 1% and 2% for the third quarter and first nine months compared to the same periods last year, respectively, primarily as a result of selling price decreases, partially offset by a favorable product mix.  Base business volume changes by product category are shown in the following table.

	Sales Volume Change from Prior Year
	Three Months Ended	Nine Months Ended
	June 30, 2010	June 30, 2010
Nuts	6%	5%
Crackers	-3%	-6%
Cookies	-7%	-9%
Peanut butter	6%	15%
Preserves & jellies	-5%	2%
Table syrup	-6%	-2%
Chips	-9%	-1%
Spoonable & pourable salad dressings	0%	4%
Co-manufacturing	14%	31%
Other minor categories	0%	3%
Total	-1%	2%

Sales of nuts (including, and especially, peanuts) in the base business increased as a result of expanded distribution with existing customers.  For the crackers and cookies categories, the declines are primarily attributable to some discontinued business (which ended during the third quarter last year) and reduced consumer price gaps relative to branded products at a major customer.  Peanut butter sales volume was higher due to increased volume with existing customers and for the nine months, recovery from reduced sales in fiscal 2009 caused by the industry wide recall of certain peanut and peanut related products. Salad dressing volume was higher in the first nine months primarily as the result of increased volume with an existing customer.  Co-manufacturing projects accounted for only 5% of the segment’s net sales in the first nine months of fiscal 2010.
    The segment’s profit contribution was 1% and 38% higher than last year’s third quarter and first nine months, respectively, primarily as a result of profits from recent business acquisitions, lower raw material, freight, and higher base business volume through the first nine months, partially offset by lower selling prices, higher production costs and an unfavorable product mix.  Raw material cost differences in the segment were driven by oils, nuts, wheat products, fruits, and plastic containers.

Frozen Bakery Products

    In the Frozen Bakery Products segment, net sales for the third quarter were basically flat and down 3% through the first nine months of fiscal 2010 as a result of lower pricing (largely in accordance with certain agreements regarding commodity cost adjustments in the foodservice and in-store bakery channels), partially offset by favorable volume in the third quarter and a favorable product mix.  The following table shows approximate sales volume changes from the corresponding period of fiscal 2009 by sales channel.

	Sales Volume Change from Prior Year
	Three Months Ended	Nine Months Ended
	June 30, 2010	June 30, 2010
In-store bakery (ISB)	-5%	-1%
Foodservice	-1%	-4%
Retail	24%	16%
Total	1%	0%

The volume decrease in the in-store bakery channel was the result of lower bread and frozen dough sales, partially offset by stronger cookie sales.  Net sales in the ISB channel declined 8% and 6% from the prior year’s third quarter and first nine months, respectively, due to volume declines, lower pricing and (for the nine-month period) an unfavorable mix.   The decline in foodservice volume was primarily due to lower restaurant traffic at our casual-

themed national customers, which have been negatively impacted by general economic conditions.  In addition, pricing in the foodservice channel was lower.  The retail channel reported strong volume gains in addition to slight pricing increases and a favorable sales mix.  The increase in retail volume is attributable to a new customer, increased distribution with other customers, and waffle supply difficulties at a major competitor.
    The segment’s profit contribution was down 6% for the third quarter and up 26% for the nine months ended June 30, 2010.  The quarter decrease is primarily due to lower net pricing combined with a negative product mix and higher manufacturing costs, offset by favorable input costs.  The year to date increase is the result of favorable raw material costs and favorable foreign exchange contracts, partially offset by lower pricing.  The favorability in raw material costs was driven by flour, oil, packaging, and eggs.

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
    Capital resources remained strong at June 30, 2010, with total shareholders’ equity of $2,780.9 million and a long-term debt (including current maturities) to total capital (which is the total of long-term debt and total shareholders’ equity) ratio of 36%, compared with corresponding figures for September 30, 2009 of $2,705.6 million and 37%.  Working capital, excluding cash and cash equivalents, increased to $256.7 million at June 30, 2010, from $192.4 million at September 30, 2009, primarily as a result of the effects of the timing of payments versus accruals, partially offset by the effect of the timing of sales.
    Cash provided by operating activities was $287.3 million through nine months of fiscal 2010 compared to $303.2 million in last year’s first nine months.  Although Adjusted EBITDA was $28.4 million higher this year, Post Foods transition and integration costs were about $20 million lower this year, and we repaid $50.0 million of funding under our receivables sale agreement last year but had no funding change this year (see Note 10 under Item 1), those effects were offset by changes in our advertising and promotional accruals (which increased about $40 million last year and decreased about $25 million this year), the effects of the timing of payments from/to Kraft during the Post Foods transition period, and other changes in working capital.  We also paid about $15 million more in income taxes and about $13 million more in acquisition-related costs this year.
    During the first nine months of fiscal 2010, Ralcorp acquired J.T. Bakeries Inc., North American Baking Ltd., and Sepp’s Gourmet Foods.  During the nine months ended June 30, 2009, Ralcorp acquired Harvest Manor Farms.  For more information on these acquisitions, please refer to Note 3 and under Item 1.
    During the nine months ended June 30, 2010, we repurchased two million shares of Ralcorp common stock for $115.5 million, repaid $29.0 million of our Fixed Rate Senior Notes, Series B, $10.7 million of Series D, and the $5.6 million Industrial Revenue Bond as scheduled, and paid off the remaining $50.0 million of our Floating Rate Senior Notes, Series G prior to its maturity date of February 2011.  As a result, our cash reserves decreased from $282.8 million as of September 30, 2009 to $115.3 million as of June 30, 2010.  During the next twelve months, another $29.0 million of Series B and $10.7 million of Series D are scheduled to be repaid.  In addition, capital expenditures for fiscal 2010 are expected to total approximately $125 million (of which $86.4 million was spent during the first nine months).
    All of our notes provide that, if we elect to pay additional interest, our ratio of “Total Debt” to “Adjusted EBITDA” (each term as defined in the debt agreements) may exceed the 3.5 to 1 limit, but be no greater than 4 to 1, for a period not to exceed 12 consecutive months.  As of June 30, 2010, that ratio was 2.2 to 1, and we were also in compliance with all other debt covenants.
    As described in Note 19 under Item 1, we completed a significant acquisition (AIPC) and incurred over $1 billion of additional long-term debt on July 27, 2010.  Immediately after these transactions, we still had over $250 million available under our $400 million revolving credit agreement, our pro forma ratio of “Total Debt” to “Adjusted EBITDA” was approximately 3.1 to 1, our subsequent long-term debt to capital ratio was approximately 50%, and we remained in compliance with all debt covenants.

OUTLOOK

    Within our Annual Report on Form 10-K for the year ended September 30, 2009, we provided a discussion of the outlook for the Company, including specific factors and trends affecting our businesses.  We believe the outlook comments contained within that document are still appropriate, except as updated by the following paragraphs.
    As discussed in Notes 3 and 19 within Item 1, we have completed four acquisitions since the start of our fiscal third quarter.  J.T. Bakeries Inc. and North American Baking Ltd. greatly enhance our premium and gourmet cracker offerings within our Snacks, Sauces & Spreads segment.  Sepps Gourmet Foods Ltd. expands our Frozen Bakery Product offerings.  American Italian Pasta Company diversifies our private label and branded food offerings, provides us with an entry into a major product category, and provides us with an important platform for future growth.
    The Company has been incurring one-time costs associated with the acquisitions mentioned above, especially the acquisition of AIPC which was completed on July 27, 2010.  Additional costs to complete these acquisitions were and will be incurred and expensed in the fourth quarter of fiscal 2010.
    After years of significant increases in overall raw material costs (with an impact of approximately $150 million in fiscal 2008 and $70 million in fiscal 2009, including approximately $90.7 million in the nine months ended June 30, 2009), changes in unit costs lowered overall raw material cost by approximately $103.2 million for the first nine months of fiscal 2010 compared to the same period in the prior year.  We expect our fourth quarter costs to be slightly greater than those in last year’s fourth quarter, especially for sweeteners, certain tree nuts, cocoa, and dairy products.  We expect the relatively unfavorable costs to continue into fiscal 2011 but intend to take actions including reducing other costs and, where justified, increasing prices, to mitigate the impact on our profit margins.
    The Branded Cereal Products segment’s net sales and operating profit for the first nine months of fiscal 2010 were negatively affected by higher promotional expenses incurred to improve Post’s overall market share.  While these promotional activities have resulted in improved sales volumes and gross revenues for the first nine months of fiscal 2010, we expect net sales and operating profit for fiscal 2010 to be lower than comparable amounts for fiscal 2009.

RECENTLY ISSUED ACCOUNTING STANDARDS

    See Note 2 for a discussion of regarding recently issued accounting standards, including Accounting Standards Update (ASU) 2009-16 and ASU 2009-17.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

    Except for the estimates related to goodwill impairment recorded in the second quarter as described in Note 3 under Item 1, there have been no material changes to our critical accounting policies and estimates during the nine months ended June 30, 2010.

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

    Except as discussed in the following paragraphs, we believe there have been no material changes in the reported market risks faced by the Company during the nine months ended June 30, 2010.  For additional information, refer to Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2009.
    As of June 30, 2010, a hypothetical 10% adverse change in relevant market prices would have decreased the fair value of our commodity-related derivatives portfolio, which includes futures, options, and swaps, by approximately $9.2 million.  This volatility analysis ignores changes in the exposures inherent in the related hedged transactions.  Because the Company does not hold or trade derivatives for speculation or profit, all changes in derivative values are effectively offset by corresponding changes in the hedged exposures.
    As of June 30, 2010, the fair value of our fixed rate debt was approximately $1,793.5 million, based on the discounted amount of future cash flows using Ralcorp’s incremental rate of borrowing for similar debt.  A hypothetical 10% decrease in interest rates would increase the fair value of the fixed rate debt by approximately $69.5 million.
    The fair value of our interest rate swap contracts was negative $5.2 million at June 30, 2010.  A hypothetical 10% decrease in swap rates would reduce that fair value by approximately $12.4 million.
    As of June 30, 2010, we held foreign currency forward contracts with a total notional amount of $50.0 million and fair value of $2.3 million.  A hypothetical 10% increase in the expected CAD-USD exchange rates would have decreased that fair value by $4.0 million.

Item 4.	Controls and Procedures.

    The Company’s management, with the participation of the Company’s Co-Chief Executive Officers and its Chief Accounting and Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2010.  Based upon that evaluation, the Co-Chief Executive Officers and the Chief Accounting and Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information that is required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including its Co-Chief Executive Officers and its Chief Accounting and Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

There is no information required to be reported under any items except those indicated below.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
April 1 – April 30, 2010	0	0	0	See total

May 1 – May 31, 2010	0	0	0	See total

June 1 – June 30, 2010	0	0	0	See total

Total	0	0	0	5,000,000

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

Item 6.	Exhibits.

Number	Description
31.1	Section 302 Certification of Kevin J. Hunt dated August 5, 2010
31.2	Section 302 Certification of David P. Skarie dated August 5, 2010
31.3	Section 302 Certification of Thomas G. Granneman dated August 5, 2010
32	Section 1350 Certification of Kevin J. Hunt, David P. Skarie and Thomas G. Granneman dated August 5, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RALCORP HOLDINGS, INC.

August 5, 2010	/s/ T. G. Granneman
T. G. Granneman
Corporate Vice President and
Chief Accounting Officer

EXHIBIT INDEX

Number	Description
31.1	Section 302 Certification of Kevin J. Hunt dated August 5, 2010
31.2	Section 302 Certification of David P. Skarie dated August 5, 2010
31.3	Section 302 Certification of Thomas G. Granneman dated August 5, 2010
32	Section 1350 Certification of Kevin J. Hunt, David P. Skarie and Thomas G. Granneman dated August 5, 2010