Form 10-K
period 2010-09-30
RALCORP HOLDINGS INC /MO
filed 2010-11-29
CIK 1029506

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2010
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☑Yes ☐No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐Yes ☑No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. ☑Yes ☐No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) ☑Yes ☐No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes ☑No
On March 31, 2010, the aggregate market value of the Common Stock held by non-affiliates of registrant was $3,648,345,530. This figure excludes the Common Stock held by registrant’s Directors and Corporate Officers, who are the only persons known to registrant who may be considered to be its “affiliates” as defined under Rule 12b-2.
Number of shares of Common Stock, $.01 par value, outstanding as of November 15, 2010: 54,927,715.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2011 Annual Meeting of Shareholders to be held on January 18, 2011 are incorporated by reference into Part III.

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS
     Forward-looking statements, within the meaning of Section 21E of the Securities Exchange Act of 1934, are made throughout this report. These forward-looking statements are sometimes identified by the use of terms and phrases such as “believe,” “should,” “expect,” “project,” “estimate,” “anticipate,” “intend,” “plan,” “will,” “can,” “may,” or similar expressions elsewhere in this report. Our results of operations and financial condition may differ materially from those in the forward-looking statements. Such statements are based on management’s current views and assumptions, and involve risks and uncertainties that could affect expected results. Those risks and uncertainties include but are not limited to the following:
•	our ability to effectively manage the growth from acquisitions or continue to make acquisitions at the rate at which we have been acquiring in the past;

•	significant increases in the costs of certain commodities, packaging or energy used to manufacture our products;

•	our ability to continue to compete in our business segments and our ability to retain our market position;

•	our ability to maintain a meaningful price gap between our products and those of our competitors, successfully introduce new products or successfully manage costs across all parts of the Company;

•	significant competition within the private-brand business;

•	our ability to successfully implement business strategies to reduce costs;

•	the loss of a significant customer;

•	allegations that our products cause injury or illness, product recalls and product liability claims and other litigation;

•	our ability to anticipate changes in consumer preferences and trends;

•	our ability to service our outstanding debt or obtain additional financing;

•	disruptions in the U.S. and global capital and credit markets;

•	fluctuations in foreign currency exchange rates;

•	the termination or expiration of current co-manufacturing agreements;

•	consolidations among the retail grocery and foodservice industries;

•	change in estimates in critical accounting judgments and changes to or new laws and regulations affecting our business;

•	termination of existing anti-dumping measures imposed against certain foreign imports of dry pasta;

•	losses or increased funding and expenses related to our qualified pension plan;

•	labor strikes or work stoppages by our employees;

•	bankruptcy of a significant customer;

•	impairment in the carrying value of goodwill or other intangibles; and

•	changes in weather conditions, natural disasters and other events beyond our control.
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
     We are primarily engaged in manufacturing, distributing and marketing private-brand food products, Post® brand ready-to-eat cereal products and other regional and value-brand food products in the grocery, mass merchandise, drugstore and foodservice channels. Our products include: ready-to-eat and hot cereal products; nutritional bars; wet-filled products such as salad dressings, mayonnaise, peanut butter, syrups, jams and jellies, and specialty sauces; snack nuts, snack mixes, corn-based snacks and chocolate candy; dry pasta products; crackers and cookies; frozen griddle products (pancakes, waffles, French toast and custom griddle products) and biscuits; and breads, rolls and muffins. A significant portion of our products are sold to customers within the United States.
     Our strategy is to grow our businesses through the acquisition of other companies. In addition, we seek to increase sales of existing and new products and expand distribution to new customers and new geographic areas. Since 1997, we have acquired 25 companies that manufacture private-brand, regional-brand or value-brand food products. In 2008, we also acquired Post Foods, the third-largest ready-to-eat cereal manufacturer in the United States.
     The following sections of this report contain financial and other information concerning our business developments and operations and are incorporated into this Item 1:
•	“Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7; and

•	“Business Combinations,” “Supplemental Earnings Statement and Cash Flow Information,” “Goodwill” and “Segment Information” in the Notes to the Consolidated Financial Statements filed as part of this document under Item 8.
     You can find additional information about us, including our Forms 10-K, 10-Q, 8-K, other securities filings (and amendments thereto), press releases and other important announcements, by visiting our website at ralcorp.com or the SEC’s website at sec.gov for securities filings only, from which they can be printed free of charge as soon as reasonably practicable after their electronic filing with the SEC. Our Corporate Governance Guidelines, Standards of Business Conduct for Officers and Employees, Director Code of Ethics, and the charters of the Audit and Corporate Governance and Compensation Committees of our board of directors are also available on our website, from which they can be printed free of charge. All of these documents are also available to shareholders at no charge upon request sent to our corporate secretary (P.O. Box 618, St. Louis, MO 63188-0618, Telephone: 314-877-7046). The information on our website is not part of this report.
RECENT BUSINESS DEVELOPMENTS
•	On May 5, 2010, we completed our offer to exchange up to $300 million of our outstanding 6.625% notes due 2039, which were registered under the Securities Act of 1933, for $300 million of our 6.625% notes due 2039, which were issued in August 2009 in a private placement.

•	On May 31, 2010, we acquired Canadian based North American Baking Ltd., formerly known as PL Foods Ltd., a leading manufacturer of premium private-brand specialty crackers in North America with operations in Georgetown, Ontario.

•	On May 31, 2010, we also acquired Canadian based J.T. Bakeries Inc., a leading manufacturer of high-quality private-brand and co-branded gourmet crackers in North America for customers in the U.S., Canada and Great Britain with operations in Kitchener, Ontario.

•	On June 25, 2010, we acquired Sepp’s Gourmet Foods Ltd., a leading manufacturer of foodservice and private-brand frozen griddle products with operations in Delta, British Columbia and Richmond Hill, Ontario.

•	On July 27, 2010, we acquired American Italian Pasta Company (AIPC), a leading manufacturer of store and regional brand dry pasta in North America with plants located in Columbia, South Carolina; Excelsior Springs, Missouri; Tolleson, Arizona; and Verolanuova, Italy.

•	In connection with our acquisition of AIPC, on July 26, 2010 we issued $450 million of notes in an underwritten public offering, and on July 27, 2010 we entered into a $500 million credit facility.

•	On July 28, 2010, we announced the appointment of Ronald D. Wilkinson to the newly created position of President, Ralcorp Cereal Products, leading both the Branded Cereal Products and Other Cereal Products segments, which include Post Foods, Ralston Foods, and Bloomfield Bakers. In a related appointment, Bart Adlam was promoted to President of Post Foods, LLC, reporting to Mr. Wilkinson.

•	On July 30, 2010, we announced the appointment of Walter N. George as President of the newly acquired AIPC business.

•	On October 22, 2010, our board of directors elected Benjamin Ola. Akande and Jonathan E. Baum to serve as directors until the 2011 annual meeting of shareholders.

•	On November 4, 2010, we amended our trade receivables securitization program to increase the maximum amount that may be advanced to us by funding sources from $75 million to $135 million.
OTHER INFORMATION PERTAINING TO THE BUSINESS OF THE COMPANY
Businesses
     Our businesses are comprised of five reportable business segments: Branded Cereal Products; Other Cereal Products; Snacks, Sauces & Spreads, Frozen Bakery Products; and Pasta.
•	The Branded Cereal Products segment is our Post® brand ready-to-eat cereals business, which includes Honey Bunches of Oats®, the third-largest brand of ready-to-eat cereal in the United States, by revenue.

•	The Other Cereal Products segment is comprised of private-brand ready-to-eat cereals and hot cereals, nutritional bars, and natural and organic specialty cookies, crackers and cereals.

•	Our Snacks, Sauces & Spreads segment is comprised of private-brand and value-brand cookies, crackers, snack nuts, candy, chips, dressings, syrups, peanut butter, preserves and jellies, salsas, sauces and non-alcoholic drink mixes and includes J.T. Bakeries Inc. and North American Baking Ltd., acquired during fiscal 2010.

•	The Frozen Bakery Products segment includes private-brand and value-brand frozen griddle products such as pancakes, waffles and French toast; foodservice and private-brand frozen bread products such as breads, rolls and biscuits; private-brand and value-brand dessert products such as frozen cookies and frozen cookie dough, muffins, and Danishes; and dry mixes for bakery foods and includes Sepp’s Gourmet Foods Ltd., acquired during fiscal 2010.

•	Our Pasta segment consists entirely of American Italian Pasta Company, acquired in July 2010.
     We develop, manufacture, and market emulations of various types of branded food products that retailers, mass merchandisers and drug stores sell under their own “store” brands or under value-brands. We attempt to manufacture products that are at least equal in quality to the corresponding branded products. In the event branded producers modify their existing products or successfully introduce new products, we may attempt to emulate the modified or new products. In conjunction with our customers, we develop packaging and graphics that rival the national brands. Our goal is that the only difference consumers perceive when purchasing our private-brand products is a notable cost savings when compared to branded counterparts.
     We also develop and manufacture branded ready-to-eat cereals under our Post® brand. Post Foods is the third-largest manufacturer of ready-to-eat cereals in the United States.
     Our Frozen Bakery Products business develops, manufactures and markets signature frozen value-added bakery products for the foodservice, in-store bakery, retail and mass merchandising channels. Unlike our private-brand products, our frozen products typically are not emulations of branded products. Instead, they are designed to have unique tastes or characteristics that customers desire. To a much lesser extent, we also offer unique, custom products in our other businesses.
     In Item 2, we have listed the principal plants operated by the Company, as well as the types of products produced at each plant.
     Branded Cereal Products
     Our Branded Cereals segment includes the Post brand ready-to-eat cereal business. Post Foods is engaged in the production, marketing and sale of ready-to-eat cereals under its own various brand names, including Honey

Bunches of Oats®, Pebbles®, Post Selects®, Great Grains®, Spoon Size® Shredded Wheat, Post® Raisin Bran, Grape-Nuts®, and Honeycomb®. Post’s products are manufactured in the United States and Canada primarily in four manufacturing facilities, utilizing a variety of production processes, including shredding, extruding, gun-puffing, batch cooking and continuous cooking.
     U.S. sales in the grocery, mass merchandise, drugstore and foodservice channels are managed through an internal sales staff and an independent sales agency. The business also utilizes broker distribution or similar arrangements for sales of products outside the United States. Post products are distributed throughout the U.S. from four distribution centers.
     Other Cereal Products
     Our Other Cereal Products segment includes our private-brand and value-brand ready-to-eat cereals and hot cereals, and the Bloomfield Bakers products which include nutritional bars and natural and organic specialty cookies, crackers, and cereals. Private-brand ready-to-eat cereals are currently produced at three manufacturing facilities and presently include 45 different cereal varieties utilizing flaking, extrusion and shredding technologies. Private-brand and value-brand hot cereals are produced at one facility and include old-fashioned oatmeal, quick oatmeal, regular instant oatmeal, flavored instant oatmeal, farina, instant Ralston® (a branded hot wheat cereal) and 3 Minute Brand® hot cereals. As expected, we sell far more hot cereals in cooler months. We believe we are one of the largest private-brand cereal manufacturers (by volume) in the U.S. when combining both private-brand ready-to-eat and hot cereals. The Bloomfield Bakers products are produced at two manufacturing facilities that also produce some ready-to-eat cereals. A majority of the Bloomfield Bakers products are produced under co-manufacturing arrangements, with a smaller portion produced under more traditional private-brand arrangements. In fiscal 2010, approximately 58%, 7% and 35% of this segment’s net sales were in ready-to-eat cereal based products, hot cereals and the Bloomfield Bakers products, respectively.
     We produce cereal products based on our estimates of customer orders and consequently maintain, on average, four to six weeks’ inventory of finished products. Our ready-to-eat and hot cereals are warehoused in and primarily distributed through four independent distribution facilities and one of our cereal plants, and are shipped to customers principally via independent truck lines. As the majority of the Bloomfield Bakers products are produced under contract manufacturing arrangements, the related production schedule is based largely on near-term forecasts provided by our contract partners. The Bloomfield Bakers products are then shipped via independent truck lines to specific customer distribution points. Our ready-to-eat cereals and hot cereals are sold through internal sales staff and independent food brokers.
     Snacks, Sauces & Spreads
     Our Snacks, Sauces & Spreads segment includes our cracker and cookie business, our snack nuts, candy and chips business and our sauces and spreads business.
     Cracker and Cookie Business
     We believe our cracker and cookie business is one of the largest manufacturers (by volume) of private-brand crackers and cookies for sale in North America. The business produces cookies under the Rippin’ Good® brand and crackers under the Ry Krisp® and Champagne® brands. Management positions the cracker and cookie business as a low cost, premier quality producer of a wide variety of private-brand crackers and cookies. In fiscal 2010, approximately 29% of the Snacks, Sauces & Spreads segment’s net sales was in crackers and cookies. Our cracker and cookie business operates nine plants in the United States and Canada where products are largely produced to order. In the fall and winter as consumer consumption of crackers increases, we have the ability to produce to estimated volumes, thereby building product inventories ranging from four to six weeks. Private-brand crackers and cookies are sold through a broker network and internal sales staff. Branded Ry Krisp® crackers and branded cookies, including Rippin’ Good® cookies, are sold through direct store distributor networks. Our cookies and crackers are primarily distributed from our own warehouses and delivered to customers through independent truck lines and customer supplied trucks.
     Snack Nuts, Candy and Chips Business
     Our snack nuts, candy and chips business operates three plants that produce a variety of jarred, canned and bagged snack nuts, one plant that produces chocolate candy and one plant that produces chips (corn-based snacks). The business produces private-brand products as well as value-branded products under the Nutcracker®, Flavor House®, Hoody’s®, Linette® and Medallion® brands. In fiscal 2010, approximately 34% of the Snack, Sauces & Spreads segment’s net sales was snack nuts, candy, and chips. Our snack nut and candy products are largely produced to order and shipped directly to customers; however, we maintain warehouse space where finished snack nut products are stored during peak times of demand. Snack nuts and candy are shipped to customers through independent truck lines and customer supplied trucks. We sell those products through an internal sales staff and a broker network. Profits from the sale of snack nuts are impacted significantly by the cost of raw materials (peanuts and tree nuts). Our chocolate candy products are positioned as premium chocolate products and not as an emulation of a branded product. Consequently, our chocolate candy products are sold to customers who maintain premium private-brand product lines. We also produce chocolate candy for customers who use the candy as ingredients for ice cream and other products. Our corn-based snack products are produced based on customer orders and are shipped directly to customers through independent truck lines and customer supplied trucks.
     Sauces & Spreads
     Our sauces & spreads business operates four plants and produces a variety of private-brand shelf-stable dressings, syrups, peanut butter, jellies, salad dressings, salsas and sauces, and non-alcoholic drink mixes under the Major Peters’® and JERO® brands. The business’ products are largely produced to order and are shipped directly to customers using independent truck lines. However, we maintain warehouses at our plants to hold several weeks’ supply of key products. The products are sold through an internal sales staff and a broker network. In fiscal 2010, this business provided approximately 37% of the Snacks, Sauces & Spreads net sales. Approximately 86% of its net sales was to retail customers and the remaining 14% was to foodservice, contract and other customers. Due to the varied nature of branded counterparts and customer preferences, this business produces far more variations of each type of product compared to our other businesses.
     Frozen Bakery Products
     Our Frozen Bakery Products business operates twelve facilities in the United States and Canada. We produce frozen griddle products such as pancakes, waffles and French toast; frozen bread products such as breads, rolls and biscuits; dessert products such as frozen cookies and frozen cookie dough, muffins, and Danishes; and dry mixes for bakery foods. The business uses a combination of both make to order and make to inventory production scheduling processes. Items with predictable volumes tend to be produced to inventory, while items with inconsistent demand are typically produced to order. The majority of the products are shipped frozen with most high volume customers serviced direct from the manufacturing site, while smaller volume items are distributed through a network of third party warehouses.
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
     In fiscal 2010, approximately 36% of the business’s net sales was griddle products, 25% was breads, rolls and biscuits, 30% was dessert products and 9% represented frozen dough and dry mixes. Approximately 35% of its net sales was in the foodservice channel, 42% was to in-store bakeries and 23% was retail.
     Pasta
     With the recent acquisition of AIPC, we believe we are one of the largest producers (by volume) of dry pasta in North America. The pasta business product line is comprised of approximately 3,700 stock-keeping units, or SKUs, of pasta. We produce approximately 300 different shapes and sizes of pasta products in multiple package configurations, including bulk packages for institutional customers and individually-wrapped packages for retail consumers. The varied shapes and sizes include long goods such as spaghetti, linguine, fettuccine, angel hair and lasagna, and short goods such as elbow macaroni, mostaccioli, rigatoni, rotini, ziti and egg noodles. These products are manufactured at our four plants for a variety of customers including those who purchase our products as branded offerings under names such as Pennsylvania Dutch®, Heartland®, Golden Grain®, Anthony’s®, Pasta Lensi® or Mueller’s® from retailers, as well as for retailers who sell products we manufacture as private brands. In many instances, we produce pasta to our customers’ unique specifications.
     The pasta industry consists of two primary customer markets: the retail market which includes grocery, mass merchandise, and drugstore channels that sell branded and private-brand pasta to consumers; and the institutional market, which includes both foodservice customers that supply restaurants, hotels, schools and hospitals, and other food processors that use pasta as a food ingredient.

     We actively sell and market our domestic products through our sales employees and with the use of food brokers and distributors throughout the United States and Canada. Our primary distribution centers in North America are strategically located at our production facilities in Missouri, South Carolina and Arizona to serve the national market. Our Italian plant enables us to offer authentic Italian pasta products. This facility serves European, North American, and other international markets with proprietary branded, customer branded, ingredient and food service products. In fiscal 2010, all of this segment’s net sales was in pasta. Approximately 80% was in the retail channel and 20% was institutional.
Trademarks
     We own (or use under a license) a number of trademarks that are important to our businesses, including Post®, Honey Bunches of Oats®, Pebbles®, Post Selects®, Great Grains®, Spoon-Size®, Grape-Nuts®, Honeycomb®, 3 Minute Brand®, Ralston®, Parco®, Lofthouse®, Krusteaz®, Panne Provincio®, Major Peters’®, Medallion®, Ry Krisp®, Champagne®, Rippin’ Good®, Hoody’s®, Linette®, JERO®, Flavor House®, Nutcracker®, Pennsylvania Dutch®, Heartland®, Golden Grain®, Anthony’s®, Pasta Lensi® and Mueller’s®.
Competition
     Our businesses face intense competition from large branded manufacturers and highly competitive private-brand and foodservice manufacturers in each of their product lines. Further, in some instances, large branded companies presently manufacture, or in the past have manufactured, private-brand products. Top cereal competitors include Kellogg, General Mills, Quaker Oats (owned by PepsiCo), and Malt-O-Meal. Large branded competitors of the Snacks, Sauces & Spreads business include Nabisco (owned by Kraft) and Keebler (owned by Kellogg), which possess large portions of the branded cracker and cookie categories. Branded competitors in the snack mix and corn-based snack categories include General Mills and Frito Lay (owned by PepsiCo). The Snacks, Sauces & Spreads business also faces competition from Kraft Foods, Bestfoods (owned by Unilever), Smucker’s and Heinz as well as significant competition in the snack nut category from Planters (owned by Kraft), Emerald and Blue Diamond. The Frozen Bakery Products business faces intense competition from numerous producers of griddle, bread and cookie products, including Kellogg. The Pasta segment faces competition from Barilla, New World Pasta Company owned by Ebro Puleva (a Spanish company), Dakota Growers Pasta Company (owned by Viterra, Inc.), Philadelphia Macaroni Co. Inc., A. Zerega’s Sons, Inc., and other foreign companies. For sales in Europe and other international markets, our Italian plant competes with Barilla and numerous European pasta producers.
     The industries in which we compete are highly sensitive to pricing and both the frequency and depth of promotion. Competition is based upon product quality, price, effective promotional activities, and the ability to identify and satisfy emerging consumer preferences. These industries are expected to remain highly competitive in the foreseeable future. Our customers do not typically commit to buy predetermined amounts of products. Moreover, many food retailers utilize bidding procedures to select vendors. Consequently, during the course of a year, up to 50% of any segment’s business can be subject to a bidding process conducted by our customers.
Customers
     In fiscal 2010, Wal-Mart Stores, Inc. accounted for approximately 18% of our aggregate net sales. Each of our reporting segments sells products to Wal-Mart. No other customer accounted for 10% or more of our consolidated net sales. Additionally, we sell our products to retail chains, mass merchandisers, grocery wholesalers, warehouse club stores, drugstores, restaurant chains and foodservice distributors across the country as well as in Canada, Europe and southeast Asia. We closely monitor the credit risk associated with our customers and to date have not experienced material losses.
Seasonality
     Certain aspects of our operations, especially in the Snacks, Sauces & Spreads segment, hot cereal portion of the Other Cereal Products segment, in-store bakery portion of the Frozen Bakery Products segment and the higher margin noodles and lasagna portion of the Pasta segment, are somewhat seasonal, with a slightly higher percentage of sales and operating profits expected to be recorded in the first and fourth fiscal quarters. See Note 21 in Item 8 for historical quarterly data.
Employees
     As of September 30, 2010, we had approximately 10,800 employees, of whom approximately 9,000 were located in the United States, approximately 1,740 were located in Canada and approximately 60 were located in Europe. We have entered into numerous collective bargaining agreements that we believe contain terms that are typical for the industries in which we operate. In fiscal 2011, collective bargaining agreements at the following plants will expire: Cedar Rapids, Iowa; Lancaster, Ohio and Womelsdorf, Pennsylvania. As these agreements expire, we believe that the agreements can be renegotiated on terms satisfactory to us. We believe our relations with our employees, including union employees, are good.
Raw Materials, Freight, and Energy
     Our raw materials consist of ingredients and packaging materials. Our principal ingredients are wheat (including durum wheat), nuts, including peanuts and cashews, sugar, edible oils, corn, oats, cocoa, eggs and rice. Our principal packaging materials are linerboard cartons, corrugated boxes, plastic bottles, plastic containers and composite cans. We purchase raw materials from local, regional, national and international suppliers. The cost of raw materials used in our products may fluctuate widely due to weather conditions, labor disputes, government regulations, industry consolidation, economic climate, energy shortages, transportation delays, or other unforeseen circumstances. The supply of raw materials can be negatively impacted by the same factors that can impact their cost. From time to time, we will enter into supply contracts for periods of up to three years to secure favorable pricing for ingredients and up to five years for packaging materials. For most of our sales, we pay freight costs to deliver our products to the customer via common carriers or our own trucks. Freight costs are affected by both fuel prices and the availability of common carriers in the area. We also purchase natural gas, electricity, and steam for use in our processing facilities. Where possible and when advantageous, we enter into purchase or other hedging contracts of up to 18 months to reduce the price volatility of these items and the cost impact upon our operations. In fiscal 2010, ingredients, packaging, freight, and energy represented approximately 46%, 18%, 9%, and 3%, respectively, of our total cost of goods sold.
Governmental Regulation and Environmental Matters
     We are subject to regulation by federal, state, local and foreign governmental entities and agencies. As a producer of goods for human consumption, our operations must comply with stringent production, food safety and labeling standards administered by the Food and Drug Administration in the United States as well as similar regulatory agencies in Canada and Europe. From time to time, changes in regulations can lead to costly label format modifications and product formulation changes. In the event such changes cause use of different ingredients, the cost of goods sold may also increase. In many instances, we may not be able to offset the increased cost through pricing actions.
     Our facilities, like those of similar businesses, are subject to certain safety regulations including regulations issued pursuant to the U.S. Occupational Safety and Health Act in the United States and similar regulatory agencies in Canada and Italy. These regulations require us to comply with certain manufacturing safety standards to protect our employees from accidents. We believe that we are in compliance with all employee safety regulations.
     Our operations are also subject to various federal, state and local laws and regulations with respect to environmental matters, including air quality, waste water pretreatment, storm water, waste handling and disposal, and other regulations intended to protect public health and the environment. Among the environmental matters currently affecting us are the following:
•	The Environmental Protection Agency and related environmental governmental agencies notified us that we may be liable for improper air emissions at two of our California plants. We anticipate we will be indemnified for a significant portion of any remediation and penalties by the previous owners of the facilities. We believe that we have adequate reserves to cover any remaining unindemnified liability that may result from these investigations.

•	Governmental authorities notified us that our Ogden, Utah facility may have wastewater discharges beyond allowable limits. We are currently in discussions with governmental authorities to determine that our corrective actions were appropriate and to determine whether any penalties should be assessed. We believe that we have adequate reserves to cover the cost of any related penalties.
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
     All imported pasta is subject to U.S. import regulations. Duties are assessed in accordance with the Harmonized Tariff Schedule of the United States and are subject to regular review.

Contract Manufacturing
     From time to time, our segments may produce products on behalf of other companies. Typically, such products are new branded products for which branded companies lack capacity or products of branded companies that do not have their own manufacturing facilities. In both cases, the branded companies retain ownership of the formulas and trademarks related to products we produce for them.
     Contract manufacturing for branded companies tends to be inconsistent in volume. Often, initial orders can be significant and favorably impact a fiscal period (with respect to sales and profits) but later volume will level off or the branded company will ultimately produce the product internally and cease purchasing product from us. Net sales under these “co-manufacturing” agreements were approximately 2% to 4% of our annual net sales for the past three years and were approximately $81.0 million in fiscal 2010.
     With the acquisition of Bloomfield Bakers on March 16, 2007, we gained several branded customers who sell their products to various retailers but have no manufacturing operations of their own. During fiscal 2010, sales made under this type of arrangement were approximately $189.0 million, or 5%, of our total annual net sales and are included in “nutritional bars.”
EXECUTIVE OFFICERS

Kevin J. Hunt	59	Co-Chief Executive Officer and President of the Company since September 2003.
David P. Skarie	64	Co-Chief Executive Officer and President of the Company since September 2003.
Gregory A. Billhartz	38	Corporate Vice President, General Counsel and Secretary since October 2009. Prior to joining the Company he was Assistant General Counsel and Assistant Secretary at Arch Coal, Inc.
Walter N. George	54
Corporate Vice President and President, American Italian Pasta Company. Prior to joining the Company he was Chief Operating Officer at American Italian Pasta Company from December 2008 to July 2010 and Executive Vice President-Operations and Supply Chain from February 2003 to December 2008.

Thomas G. Granneman	61	Corporate Vice President and Chief Accounting Officer since February 2010. Mr. Granneman served as Corporate Vice President and Controller of the Company from January 1999 to February 2010.
Charles G. Huber, Jr.	46	Corporate Vice President, and President Ralcorp Frozen Bakery Products, Inc. He served as General Counsel and Secretary of the Company from October 2003 to October 2009.
Richard R. Koulouris	54
Corporate Vice President, and President, Ralcorp Snacks, Sauces & Spreads since October 1, 2009. He has also served as President of Bremner Food Group, Inc. and Nutcracker Brands, Inc. since November 2003 (except from December 2006 to March 2008) and President of The Carriage House Companies, Inc. since December 2006.

Scott Monette	49	Corporate Vice President, Treasurer and Corporate Development Officer since February 2010. He served as Corporate Vice President and Treasurer from September 2001 to February 2010.
Ronald D. Wilkinson	60
Corporate Vice President, and President, Ralcorp Cereal Products since July 2010. He served as Corporate Vice President and President of Ralston Foods from March 2008 to July 2010. He also served as President of Bremner Food Group, Inc. and Nutcracker Brands, Inc. from December 2006 to March 2008 and served as Director of Product Supply of Ralston Foods from October 1996 to November 2006 and of The Carriage House Companies, Inc. from January 2003 to November 2006.

(Ages are as of December 31, 2010.)

ITEM 1A. RISK FACTORS
     In addition to the factors discussed elsewhere in this report, the following risks and uncertainties could have a material adverse effect on our business, financial condition and results of operations. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operation, financial condition or results.
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
     The primary commodities used by our businesses include wheat (including durum wheat), nuts (including peanuts and cashews), sugar, edible oils, corn, oats, cocoa, eggs, and rice, and our primary packaging includes linerboard cartons, corrugated boxes, plastic containers and composite cans. In addition, many of our manufacturing operations use large quantities of natural gas and electricity. We may experience shortages in commodity items as a result of commodity market fluctuations, availability, increased demand, weather conditions, and natural disasters as well as other factors outside of our control. Higher prices for natural gas, electricity and fuel may increase our production and delivery costs. Changes in the prices charged for our products may lag behind changes in our energy and commodity costs. Accordingly, changes in commodity or energy costs may limit our ability to maintain existing margins and have a material adverse effect on our operating profits.
     We generally use commodity futures and options to reduce the price volatility associated with anticipated raw material purchases. Additionally, we have a hedging program for heating oil relating to diesel fuel prices, natural gas, and corrugated paper products. The extent of our hedges at any given time depends upon our assessment of the markets for these commodities, including our assumptions for future prices. For example, if we believe that market prices for the commodities we use are unusually high, we may choose to hedge less, or possibly not hedge any, of our future requirements. If we fail to hedge and prices subsequently increase, or if we institute a hedge and prices subsequently decrease, our costs may be greater than anticipated or greater than our competitors’ costs and our financial results could be adversely affected.
We compete in mature categories with strong competition.
     We compete in mature segments with competitors that have a large percentage of segment sales. Our private-brand and branded products both face strong competition from branded competitors for shelf space and sales. Competitive pressures could cause us to lose market share, which may require us to lower prices, increase marketing expenditures or increase the use of discounting or promotional programs, each of which would adversely affect our margins and could result in a decrease in our operating results and profitability.
     Some of our competitors have substantial financial, marketing and other resources, and competition with them in our various markets and product lines could cause us to reduce prices, increase marketing, or lose category share, any of which would have a material adverse effect on our business and financial results. This high level of competition by branded competitors could result in a decrease in our sales volumes. In addition, increased trade spending or advertising or reduced prices on our competitors’ products may require us to do the same for our products which could impact our margins and volumes. If we did not do the same, our revenues and market share could be adversely affected.

Our inability to successfully manage the price gap between our private-label products and those of our branded competitors may adversely affect our results of operation.
     Competitors’ branded products have an advantage over our private-brand products primarily due to advertising and name recognition. When branded competitors focus on price and promotion, the environment for private-brand products becomes more challenging because the price gaps between private-brand and branded products can become less meaningful.
     At the retail level, private-brand products sell at a discount to those of branded competitors. If branded competitors continue to reduce the price of their products, the price of branded products offered to consumers may approximate or be lower than the prices of our private-brand products. Further, promotional activities by branded competitors such as temporary price rollbacks, buy-one-get-one-free offerings and coupons have the effect of price decreases. Price decreases taken by competitors could result in a decline in our sales volumes.
Significant private-brand competitive activity can lead to price declines.
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
Our inability to raise prices may adversely affect our results of operations.
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
     A limited number of customer accounts represent a large percentage of our consolidated net sales. The success of our business depends, in part, on our ability to maintain our level of sales and product distribution through high volume food retailers, super centers and mass merchandisers. The competition to supply products to these high volume stores is intense. Currently, we do not have long-term supply agreements with a substantial number of our customers. These high volume stores and mass merchandisers frequently re-evaluate the products they carry; if a major customer elected to stop carrying one of our products, our sales may be adversely affected.
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
     As of September 30, 2010, we had long-term debt (including current maturities) of approximately $2,634.9 million. The agreements under which we have issued indebtedness do not prevent us from incurring additional unsecured indebtedness in the future but our ability to comply with the financial covenants and restrictions may be affected by events beyond our control, including prevailing economic, financial and industry conditions. Our level of indebtedness may limit:
•	our ability to obtain additional financing for working capital, capital expenditures, to fund growth or general corporate purposes, particularly if the ratings assigned to our debt securities by rating organizations were revised downward; and

•	our flexibility to adjust to changing business and market conditions and may make us more vulnerable to a downward turn in general economic conditions.
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
     We have operations and assets in Canada and Europe. Our consolidated financial statements are presented in U.S. dollars; therefore, we must translate our foreign assets, liabilities, revenue and expenses into U.S. dollars at applicable exchange rates. Consequently, fluctuations in the value of the Canadian dollar or the Euro may negatively affect the value of these items in our consolidated financial statements. To the extent we fail to manage our foreign currency exposure adequately, we may suffer losses in value of our net foreign currency investment and our consolidated results of operations and financial position may be negatively affected.

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
     As a publicly traded company, we are further subject to changing rules and regulations of federal and state government as well as the stock exchange on which our common stock is listed. These entities, including the Public Company Accounting Oversight Board, the SEC and the New York Stock Exchange, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws enacted by Congress. Our efforts to comply with these requirements have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management’s time from other business activities.
If existing anti-dumping measures imposed against certain foreign imports of dry pasta terminate, we will face increased competition from foreign companies and the profit margins or market share of our pasta segment could be adversely affected.
     Anti-dumping and countervailing duties on certain Italian and Turkish imports imposed by the United States Department of Commerce in 1996 enable us and our domestic competitors to compete more favorably against Italian and Turkish producers in the U.S. pasta market. In September 2007, the U.S. International Trade Commission extended the anti-dumping and countervailing duty orders for an additional five years, through 2012. If the anti-dumping and countervailing duty orders are repealed or foreign producers sell competing products in the United States at prices lower than ours or enter the U.S. market by establishing production facilities in the United States, the result would further increase competition in the U.S. pasta market and could have a material adverse effect on our business, financial condition or results of operations.
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
     We maintain a qualified defined benefit plan. Although we have frozen benefits under the plan for all administrative employees and many production employees, we remain obligated to ensure that the plan is funded in accordance with applicable regulations. The fair value of pension plan assets (determined pursuant to ASC Topic 715 guidelines) was approximately $40 million below the total benefit obligation of the plan as of September 30, 2010 despite a $30 million contribution to the plan in fiscal 2010. In the event the stock market deteriorates, the funds in which we have invested do not perform according to expectations, or the valuation of the projected benefit obligation increases due to changes in interest rates or other factors, we may be required to make significant cash contributions to the pension plan and recognize increased expense within our financial statements.
Impairment in the carrying value of goodwill or other intangibles could negatively impact our net worth.
     The carrying value of goodwill represents the fair value of acquired businesses in excess of identifiable assets and liabilities as of the acquisition date. The carrying value of other intangibles represents the fair value of trademarks, trade names, and other acquired intangibles. Goodwill and other acquired intangibles expected to contribute indefinitely to our cash flows are not amortized, but must be evaluated by management at least annually for impairment. Impairments to goodwill and other acquired intangible assets may be caused by factors outside our control, such as the inability to quickly replace lost co-manufacturing business, increasing competitive pricing pressures, lower than expected revenue and profit growth rates, changes in industry EBITDA multiples, changes in discount rates based on changes in cost of capital (interest rates, etc.), or the bankruptcy of a significant customer and could negatively impact our net worth. For additional information on impairment of intangible assets refer to “Impairment of Intangible Assets” and “Critical Accounting Policies and Estimates” in Item 7.
Changes in weather conditions, natural disasters and other events beyond our control can adversely affect our results of operations.
     Changes in weather conditions and natural disasters such as floods, droughts, frosts, earthquakes, hurricane, fires or pestilence, may affect the cost and supply of commodities and raw materials, including tree nuts, corn syrup, sugar and wheat. Additionally, these events can result in reduced supplies of raw materials and longer recoveries of usable raw materials. Competing manufacturers can be affected differently by weather conditions and natural disasters depending on the location of their suppliers and operations. Damage or disruption to our manufacturing or distribution capabilities due to weather, natural disaster, fire, terrorism, pandemic, strikes or other reasons could impair our ability to manufacture or sell our products. Failure to take adequate steps to reduce the likelihood or mitigate the potential impact of such events, or to effectively manage such events if they occur, particularly when a product is sourced from a single location, could adversely affect our business and results of operations, as well as require additional resources to restore our supply chain.
ITEM 1B. UNRESOLVED STAFF COMMENTS
     Not applicable.
ITEM 2. PROPERTIES
     Our principal properties are our manufacturing locations, both owned and leased, shown in the following table. Some properties include on-site warehouse space. We also lease our principal executive offices in St. Louis, MO, and research and development facilities in Sauget, IL. Our leases are generally long-term. Certain of our owned real property are subject to mortgages or other applicable security interests. Management believes its facilities are suitable and adequate for the purposes for which they are used and are adequately maintained. Generally, we believe each segment’s combination of facilities provides adequate capacity for current and anticipated future customer demand.

	Size
Plant Locations	(Sq. Ft.)	Products
Branded Cereal Products
Battle Creek, MI	1,920,000	Ready-to-eat cereal
Modesto, CA	282,000	Ready-to-eat cereal
Niagra Falls, ON, Canada	250,000	Ready-to-eat cereal
Jonesboro, AR	320,000	Ready-to-eat cereal

Other Cereal Products
Azusa, CA	285,000	Nutritional bars, cookies and cereals
Battle Creek, MI	477,000	Ready-to-eat cereal
Cedar Rapids, IA	175,000	Hot cereal
Lancaster, OH	479,000	Ready-to-eat cereal
Los Alamitos, CA	96,000	Nutritional bars
Sparks, NV	243,000	Ready-to-eat cereal

Snacks, Sauces & Spreads
Newport, AR	252,000	Corn-based snacks
Princeton, KY	700,000	Crackers, cookies and ready-to-eat cereal
Dothan, AL	135,000	Snack nuts
Womelsdorf, PA	100,000	Chocolate candy
Poteau, OK	250,000	Crackers and cookies
Minneapolis, MN	40,000	Crackers
Tonawanda, NY	95,000	Cookies
Ripon, WI (two plants)	350,000	Cookies
South Beloit, IL	83,500	Cookies
El Paso, TX (two plants)	170,000	Snack nuts and in-shell peanuts
Kitchener, ON, Canada	160,000	Crackers and dry instant soup
Georgetown, ON, Canada	135,000	Crackers
Buckner, KY	269,250	Syrups, jellies, salsas and sauces
Dunkirk, NY	306,000	Dressings, syrups, sauces and drink mixes
Fredonia, NY	367,000	Dressings, syrups, jellies, sauces, salsas, peanut butter and drink mixes
Streator, IL	165,000	Peanut butter

Frozen Bakery Products
Chicago, IL	72,000	Muffins, pound cakes and petit fours
Fridley, MN	147,000	Bread, rolls and frozen cookie dough
Grand Rapids, MI	75,000	Breads and rolls
Kent, WA	82,000	Pancakes, waffles, French toast and custom griddle items
Lodi, CA	345,000	Breads, frozen dough, cakes and cookies
Louisville, KY (two plants)	335,000	Biscuits, pancakes, dry mixes and custom sweet good items
Ogden, UT	325,000	Cookies
Brantford, ON, Canada	140,000	Pancakes, waffles and French toast
Delta, BC, Canada (two plants)	87,275	Pancakes and waffles
Richmond Hill, ON, Canada	25,432	Pancakes and waffles

Pasta
Columbia, SC	463,000	Pasta
Excelsior Springs, MO	536,000	Pasta
Tolleson, AZ	268,000	Pasta
Verolanuova, Italy	80,000	Pasta

ITEM 3. LEGAL PROCEEDINGS
     We are a party to a number of legal proceedings in various federal, state and foreign jurisdictions. These proceedings are in varying stages and many may proceed for protracted periods of time. Some proceedings involve complex questions of fact and law. Additionally, our operations, like those of similar businesses, are subject to various federal, state local and foreign laws and regulations intended to protect public health and the environment, including air and water quality and waste handling and disposal.
     In May 2009, a customer notified us that it was seeking to recover out-of-pocket costs and damages associated with the customer’s recall of certain peanut butter-based products. The customer recalled those products in January 2009 because they allegedly included ingredients that had the potential to be contaminated with salmonella. The customer’s recall stemmed from the U.S. Food and Drug Administration and other authorities’ investigation of Peanut Corporation of America, which supplied us with peanut paste and other ingredients. In accordance with our contractual arrangements with the customer, the parties have submitted these claims to mediation, which remains ongoing. If the parties are unable to resolve these matters through mediation, they will be submitted to arbitration in accordance with our contractual arrangements with the customer. During the fiscal year ended September 30, 2010, we accrued $7.5 million in connection with the potential settlement of those claims. While we continue to believe that we have strong factual and legal defenses to these claims, there can be no assurance that those defenses will be successful.
     Our liability, if any, from pending legal proceedings cannot be determined with certainty; however, in the opinion of management, based upon the information presently known, our ultimate liability, if any, arising from the pending legal proceedings, as well as from asserted legal claims and known potential legal claims which are likely to be asserted, taking into account established accruals for estimated liabilities (if any), are not expected to be material to our consolidated financial position, results of operations or cash flows. In addition, while it is difficult to quantify with certainty the potential financial impact of actions regarding expenditures for compliance with regulatory matters, in the opinion of management, based upon the information currently available, the ultimate liability arising from such compliance matters should not be material to our consolidated financial position, results of operations or cash flows.
ITEM 4. (REMOVED AND RESERVED)

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock Market Prices and Dividends
     Our common stock is traded on the New York Stock Exchange under the symbol “RAH”. There were 8,730 shareholders of record on November 15, 2010. We have no plans to pay cash dividends in the foreseeable future. The range of high and low sale prices of our common stock as reported by the NYSE is set forth in the table below.

	Year Ended September 30,
	2010		2009
	High	Low	High	Low
First Quarter	$60.81	$52.66	$71.45	$50.81
Second Quarter	69.86	59.15	64.90	52.25
Third Quarter	68.24	54.71	63.50	52.01
Fourth Quarter	61.39	53.90	64.87	57.54
Issuer Purchases of Equity Securities

			(c)	(d)
	(a)	(b)	Total Number of Shares	Maximum Number
	Total Number	Average	Purchased as Part of	of Shares that May Yet
	of Shares	Price Paid	Publicly Announced	Be Purchased Under
Period	Purchased	per Share	Plans or Programs	the Plans or Programs*
July 1 - July 31, 2010	0	$0	0	See total
August 1 - August 31, 2010	0	0	0	See total
September 1 - September 30, 2010	0	0	0	See total

Total	0	$0	0	5,000,000

*	On November 10, 2009, the Board of Directors authorized the repurchase up to 7,000,000 shares of common stock at prevailing market prices. The authorization has no expiration date. From time to time, we may repurchase common stock through plans established under Rule 10b5-1. Typically, these plans direct a broker to purchase a variable amount of shares each day (usually between 0 and 50,000) depending on the previous day’s closing share price. Pursuant to the November 10, 2009 authorization, we repurchased 2,000,000 shares in the quarter ended December 31, 2009.

Performance Graph
     The following performance graph compares the changes, for the period indicated, in the cumulative total value of $100 hypothetically invested in each of (a) Ralcorp common stock, (b) the Russell 2000 Index, (c) the Russell 1000 index and (d) a peer group composed of 16 U.S.-based public companies in the food and consumer packaged goods industries. The companies are: Brown-Forman Corp.; Campbell Soup Co.; Church & Dwight Co. Inc.; The Clorox Co.; Constellation Brands, Inc.; Corn Products Intl Inc.; Del Monte Foods Co.; Energizer Holdings, Inc.; Flowers Foods, Inc.; The Hershey Co.; Hormel Foods Corp; The J.M. Smucker Company; McCormick & Co.; Newell Rubbermaid Inc.; Seaboard Corp.; Spectrum Brands, Inc.; and TreeHouse Foods Inc.
     We became a member of the Russell 1000 index in June 2009 as a result of Russell’s annual reconstitution and has elected to begin using this index as a relevant comparison index in the performance graph. It will replace the use of the Russell 2000 index, of which we are no longer a member. The Russell 2000 is included here as a comparison to the prior year’s presentation.
     In previous years, we used the performance of the Russell 2000 Consumer Staples Index (ticker: R2CONS) as a comparison index. That index became unavailable as of October 1, 2009 and has been replaced by the peer group index.
Performance Graph Data

		Russell 2000	Russell 1000	Peer Group
	Ralcorp ($)	Index ($)	Index ($)	($)
9/30/2005	100.00	100.00	100.00	100.00
9/30/2006	115.05	109.98	110.33	114.88
9/30/2007	133.16	123.58	129.02	120.44
9/30/2008	160.81	105.69	100.41	112.91
9/30/2009	139.48	95.56	94.36	105.05
9/30/2010	139.50	108.34	104.53	125.33

ITEM 6. SELECTED FINANCIAL DATA
FIVE YEAR FINANCIAL SUMMARY
(In millions except per share data)

	Year Ended September 30,
	2010	2009	2008	2007	2006
Statement of Earnings Data
Net sales (a)	$4,048.5	$3,891.9	$2,824.4	$2,233.4	$1,850.2
Cost of goods sold	(2,971.6)	(2,834.1)	(2,318.1)	(1,819.2)	(1,497.2)

Gross profit	1,076.9	1,057.8	506.3	414.2	353.0
Selling, general and administrative expenses	(528.1)	(564.8)	(297.8)	(227.8)	(211.5)
Amortization of intangible assets	(49.3)	(41.8)	(29.2)	(23.7)	(13.4)
Impairment of intangible assets (b)	(39.9)	—	—	—	—
Other operating expenses, net (c)	(37.7)	(2.9)	(3.1)	(2.2)	(1.6)

Operating Profit	421.9	448.3	176.2	160.5	126.5
Interest expense, net	(107.8)	(99.0)	(54.6)	(42.3)	(28.1)
Gain (loss) on forward sale contracts (d)	—	17.6	111.8	(87.7)	(9.8)
Gain on sale of securities (e)	—	70.6	7.1	—	2.6

Earnings before income taxes and equity earnings	314.1	437.5	240.5	30.5	91.2
Income taxes	(105.3)	(156.9)	(86.7)	(7.5)	(29.9)
Equity in earnings of Vail Resorts, Inc., net of related deferred income taxes (e)	—	9.8	14.0	8.9	7.0

Net earnings	$208.8	$290.4	$167.8	$31.9	$68.3

Earnings per share:
Basic	$3.79	$5.16	$5.51	$1.20	$2.46
Diluted	$3.74	$5.09	$5.38	$1.17	$2.41
Weighted average shares outstanding:
Basic	54.9	56.2	30.3	26.4	27.7
Diluted	55.6	57.0	31.1	27.1	28.2

Balance Sheet Data
Cash and cash equivalents	$29.3	$282.8	$14.1	$9.9	$19.1
Working capital (excl. cash and cash equivalents)	220.6	192.4	241.8	165.3	170.3
Total assets	6,804.9	5,452.2	5,343.9	1,853.1	1,507.5
Long-term debt	2,464.9	1,611.4	1,668.8	763.6	552.6
Other long-term liabilities	883.7	656.2	871.7	382.6	281.5
Shareholders’ equity	2,829.2	2,705.6	2,411.5	483.4	476.4

Other Data
Cash provided (used) by:
Operating activities	$301.9	$326.7	$132.8	$217.6	$55.2
Investing activities	(1,438.4)	(90.2)	(71.0)	(387.5)	(164.6)
Financing activities	881.5	29.9	(56.8)	160.0	122.3
Depreciation and amortization	166.8	144.7	99.5	82.4	66.8

(a)	In 2010, Ralcorp acquired J.T. Bakeries, North American Baking, Sepp’s Gourmet Foods, and American Italian Pasta Company. In 2009, Ralcorp acquired Harvest Manor Farms, Inc. In 2008, Ralcorp acquired Post Foods. In 2007, Ralcorp acquired Cottage Bakery Inc., Bloomfield Bakers, and Pastries Plus of Utah, Inc. In 2006, Ralcorp acquired Western Waffles Ltd. and Parco Foods L.L.C. For more information about the 2010, 2009, and 2008 acquisitions, see Note 3 to the financial statements in Item 8.

(b)	For information about the impairment of intangible assets see Note 1 and Note 4 to the financial statements in Item 8.

(c)	In fiscal 2010, Ralcorp incurred professional services fees and severace costs related to fiscal 2010 acquisitions of $21.5. In addition, Ralcorp accrued $7.5 related to the potential settlement of legal claims. For more information on acquisition-related costs and provision for legal settlement, see Note 3 and Note 16 to the financial statements in Item 8.

(d)	For information about the gain/loss on forward sale contracts, see Note 7 to the financial statements in Item 8.

(e)	During fiscal 2009, Ralcorp sold 7,085,706 of its shares of Vail Resorts for a total of $211.9. The shares had a carrying value of $141.3, resulting in a $70.6 gain. During August and September 2008, Ralcorp sold 368,700 of Vail shares for a total of $13.7. The shares had a carrying value of $6.6, resulting in a $7.1 gain. In March 2006, Ralcorp sold 100,000 of its Vail shares for a total of $3.8. The shares had a carrying value of $1.2, resulting in a $2.6 gain. The Company held no shares of Vail Resorts at September 30, 2009.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and capital resources of Ralcorp Holdings, Inc. This discussion should be read in conjunction with the financial statements under Item 8, especially the segment information in Note 20, and the “Cautionary Statement on Forward-Looking Statements” on page 2. The terms “we,” “our,” “Company,” and “Ralcorp” as used herein refer to Ralcorp Holdings, Inc. and its consolidated subsidiaries. Sales information for the “base business”, as reported herein, has been adjusted to exclude estimated current year sales attributable to recently acquired businesses for the period corresponding to the pre-acquisition period of the comparative period of the prior year. For each acquired business, the excluded period starts at the beginning of the respective quarter or year-to-date period and ends one year after the acquisition date. We have included financial measures for our base businesses (such as sales growth) because they provide useful and comparable trend information regarding the results of our businesses without the effects of the timing of acquisitions.
RECENTLY ISSUED ACCOUNTING STANDARDS
     See Note 2 in Item 8 for a discussion regarding recently issued accounting standards.
RESULTS OF OPERATIONS
     As discussed in more detail below, our results for the past three years were significantly affected by the acquisitions of Post Foods in 2008, American Italian Pasta Company (AIPC) in 2010, and other businesses in 2009 and 2010, as well as items related to our former investment in Vail Resorts, Inc. The following table summarizes key data (in millions of dollars, except for percentage data as indicated) that we believe are important for you to consider as you read the consolidated results analysis discussions below. In addition, please refer to Note 20 in Item 8 for data regarding net sales and profit contribution by segment.

	Year Ended September 30,
(dollars in millions, except per share data)	2010	% Change	2009	% Change	2008
Net Sales	$4,048.5	4%	$3,891.9	38%	$2,824.4
Operating Profit	421.9	-6%	448.3	154%	176.2
Net Earnings	208.8	-28%	290.4	73%	167.8
Diluted Earnings per Share	$3.74	-27%	$5.09	-5%	$5.38
Adjusted Diluted Earnings per Share (1)	$4.68	9%	$4.29	38%	$3.12

(1)Adjusted Diluted Earnings per Share	$4.68		$4.29		$3.12
Impairment of intangible assets	(.45)		—		—
Gain on forward sale contracts and sale of securities	—		.99		2.47
Equity in earnings of Vail Resorts, Inc.	—		.17		.45
Merger and integration costs	(.37)		(.35)		(.63)
Provision for legal settlement	(.09)		—		—
Amounts related to plant closures	(.03)		(.01)		(.03)

Diluted Earnings per Share	$3.74		$5.09		$5.38

Summary of 2010 Compared to 2009
     Financial results in fiscal 2010 benefitted from single-digit volume and sales gains when compared to fiscal 2009, fueled by acquisitions (including AIPC, acquired in July 2010) and base-business growth. Despite the top line revenue growth, overall net earnings of $208.8 million ($3.74 per diluted share) were down $81.6 million, as several items negatively impacted operating results when compared to 2009. These adjustments include the absence of Vail related gains (included in fiscal 2009 results), the impairment of goodwill and brand trademarks, merger and integration costs, a provision for legal settlement and amounts related to plant closures. Excluding these items, adjusted diluted earnings per share increased 9% to $4.68 as the Company benefited from acquisitions, higher overall base-business volumes, lower raw material costs, fewer number of outstanding shares from the fiscal 2010 share buyback program, and a lower effective tax rate. Partially offsetting these gains were lower net selling prices and higher interest and intangible asset amortization expense associated with acquisitions.
Summary of 2009 Compared to 2008
     The Company registered strong revenue and net earnings growth over fiscal 2008, as the Company benefitted from a full year of Post Foods results (acquired in August 2008) and significant gains related to the investment in Vail. Net earnings were $290.4 million, increasing $122.6 million or 73% over 2008. Excluding the impact of Vail earnings, merger and integration costs and plant closures, adjusted diluted earnings per share increased 38% to $4.29. The strong increase was driven by incremental profits from business acquisitions and base-business sales growth, partially offset by higher raw material costs and interest expense.
Net Sales
2010 Compared to 2009

	Year Ended September 30,
(dollars in millions)	2010	2009	% Change
Base-business Net Sales	$3,804.4	$3,891.9	-2%
Net sales from recent acquisitions excluded from base-business net sales:
Harvest Manor Farms (March 20, 2009)	96.1	—	2%
AIPC (July 27, 2010)	101.4	—	3%
Other fiscal 2010 acquisitions	46.6	—	1%

Net Sales	$4,048.5	$3,891.9	4%

     Net sales increased $156.6 million or 4% compared to fiscal 2009 primarily as a result of recent acquisitions, which added $244.1 million of sales in fiscal 2010. Excluding acquisitions, base-business net sales declined 2% as lower net selling prices and higher trade promotion spending on our branded cereal products more than offset a 1% increase in overall volumes. Sales prices in many of our product categories declined as commodity prices fell during the first half of the fiscal year. We further describe these and other factors affecting net sales in the segment discussions below.
2009 Compared to 2008

	Year Ended September 30,
(dollars in millions)	2009	2008	% Change
Base-business Net Sales	$2,937.4	$2,824.4	4%
Net sales from recent acquisitions excluded from base-business net sales:
Harvest Manor Farms (March 20, 2009)	90.5	—	3%
Post Foods (August 4, 2008)	864.0	—	31%

Net Sales	$3,891.9	$2,824.4	38%

     Net sales increased $1,067.5 million or 38% from 2008 to 2009, driven primarily by the timing of business acquisitions including ten additional months of results from Post Foods (acquired in August 2008). Excluding acquisitions, base-business net sales increased 4% as compared to fiscal 2008, with gains attributable to higher selling prices offsetting overall volume declines. Strong volume gains for private-brand ready-to-eat cereals (up 12%) were more than offset by lower volumes in most of our product categories.

Margins

	Year Ended September 30,
(% of net sales)	2010	2009	2008
Gross Profit	26.6%	27.2%	17.9%
Selling, general and administrative expenses	-13.0%	-14.5%	-10.5%
Amortization of intangible assets	-1.2%	-1.1%	-1.0%
Impairment of intangible assets	-1.0%	—%	—%
Other operating expenses, net	-.9%	-.1%	-.1%

Operating Profit	10.4%	11.5%	6.2%

Adjusted Operating Profit	12.5%	12.3%	7.4%
Impairment of intangible assets	-1.0%	—%	—%
Merger and integration costs	-.8%	-.8%	-1.1%
Provision for legal settlement	-.2%	—%	—%
Amounts related to plant closures	-.1%	—%	-.1%

Operating Profit	10.4%	11.5%	6.2%

2010 Compared to 2009
     Gross profit margins were 26.6% in 2010, down from 27.2% registered in 2009. Gross profit margins were adversely impacted by a negative sales mix (lower sales of higher-margin Branded Cereal Products), higher trade promotion spending for Branded Cereal Products, lower net selling prices and a $3.9 million inventory adjustment related to the AIPC acquisition. Overall raw material costs were lower than fiscal 2009, as prices for key commodities including grain, oils, and peanuts declined during the first half of 2010.
     Selling, general and administrative expenses (SG&A) as a percentage of net sales decreased from 14.5% in 2009 to 13.0% in 2010. Key drivers of the reduction include a favorable sales mix (shifting primarily from the Branded Cereals segment to Snacks, Sauces and Spreads and Pasta), lower advertising expense for our cereal businesses (down $33.3 million), significantly lower Post integration costs compared to prior year and favorable foreign exchange rates in Canada. Fiscal 2009 includes $29.5 million of Post transition and integration costs compared to $6.4 million in 2010.
     Despite the modest decline in gross profit margin and the improvement in the SG&A percentage, operating profit margins declined from 11.5% in fiscal 2009 to 10.4% in 2010. Fiscal 2010 operating profit was negatively impacted by the impairment of intangible assets (both brand trademarks and goodwill) of $39.9 million, merger and integration costs (including $21.5 million of acquisition-related costs included in “Other operating expenses, net” in fiscal 2010), a provision for legal settlement of $7.5 million, and plant closure costs. Excluding these items, operating margins improved from 12.3% to 12.5%.
2009 Compared to 2008
     Gross profit margins increased from 17.9% in 2008 to 27.2% in 2009. The key drivers of the sizable increase include the effect of a full year of higher margin Post Foods results and the timing impact of higher selling prices outpacing rising input costs. Input costs began to level off in 2009 and overall raw materials variances were favorable in the second half of the year. Key input costs include raw materials (ingredients and packaging) and freight (outbound rates and fuel surcharges).
     Selling, general, and administrative expenses increased as a percentage of net sales primarily related to the acquisition of Post Foods. Due to the nature of Post Foods’ branded business, higher advertising and promotion costs were incurred. Excluding Post Foods, SG&A as a percentage of net sales was 9.0% and 11.0% in 2009 and 2008, respectively. This base-business decrease was primarily the result of selling price increases and gains from mark-to-market adjustments on deferred compensation liabilities in 2009, partially offset by sales volume declines in 2009 and higher amortization of intangibles.

Impairment of Intangible Assets
     During fiscal 2010, the Company recorded non-cash impairment charges of $39.9 million related to intangible assets (brand trademarks and goodwill). The Company performs assessments of indefinite life assets (including goodwill and brand trademarks) during the fourth quarter in conjunction with the annual forecasting process. In addition, intangible asset values are reassessed as needed when information becomes available that is believed to impact the fair market value of the asset.
     In the fourth quarter of fiscal 2010, a trademark impairment loss of $19.4 million was recognized in the Branded Cereal Products segment related to the Post Shredded Wheat and Grape-Nuts trademarks. The trademark impairment was due to a reallocation of advertising and promotion expenditures to higher-return brands and reductions in anticipated sales-growth rates based on the annual forecasting process completed in the fourth quarter.
     In the second quarter of fiscal 2010, a goodwill impairment charge of $20.5 million was recognized in the Snacks, Sauces & Spreads segment related to the Linette chocolate reporting unit. The impairment was based on reduced sales to a major customer, the inability to quickly replace the lost volume (including a decision by a major retailer to delay potential new product offerings), and changes in anticipated ingredient cost trends, leading to shortfalls in earnings before interest, income taxes, depreciation and amortization relative to forecasts.
     See further discussion of impairments under “Critical Accounting Policies and Estimates” below.
Merger and Integration Costs
     The Company completed four acquisitions during fiscal 2010 and recorded approximately $33.1 million of expenses related to those acquisitions. Those expenses included professional services fees and a one-time finished goods inventory revaluation adjustment related to the AIPC transaction, as well as Post Foods transition and integration costs, and severance costs related to all four fiscal 2010 acquisitions.
     The Company also incurred significant costs in fiscal 2009 and 2008 related to the integration of Post Foods following the August 2008 acquisition. The costs include transitioning Post Foods into Ralcorp operations, including decoupling the cereal assets of Post Foods from those of other operations of Kraft Foods Inc. (the former owner), developing stand-alone Post Foods information systems, developing independent sales, logistics and purchasing functions for Post Foods, and other significant integration undertakings. While a portion of those costs are capitalized, the expense portion totaled $32.0 million and $31.3 million in 2009 and 2008, respectively.
     For more information about merger and integration costs, see Note 3 in Item 8.
Provision for Legal Settlement
     During the fourth quarter of fiscal 2010, the Company recorded a charge of $7.5 million in connection with the potential settlement of certain contractual claims by a customer currently pending in mediation. Those claims arose primarily as a result of the customer’s recall of certain peanut-butter based products in January 2009. For more information on the provision for legal settlement refer to Note 16 in Item 8.
Interest Expense, Net
     Net interest expense increased $8.8 million or 8.9% to $107.8 million in 2010. The increase is due to a $981.1 million increase in outstanding debt since September 30, 2009. To help finance the AIPC acquisition, the Company incurred approximately $1.1 billion of debt in July 2010 with a weighted-average interest rate of approximately 3.8%. The weighted-average interest rate on all of the Company’s outstanding debt was 6.2% at the end of fiscal 2010.
     Net interest expense increased from $54.6 million in 2008 to $99.0 million in 2009 primarily as a result of debt incurred related to Post acquisitions and higher interest rates. The increase in interest expense when compared to 2008 is also a result of the timing of the Post acquisition-related debt, which occurred in the fourth quarter of fiscal 2008.

Items Related to Former Investment in Vail Resorts, Inc.
     Net earnings in fiscal 2009 and 2008 were affected by non-cash gains on forward sale contracts related to some of our shares of Vail Resorts, Inc. All contracts were settled during fiscal 2009. The contracts included a collar on the Vail stock price and the prepayment of proceeds at a discount (whereby Ralcorp received a total of $140.0 million). Because Ralcorp accounted for its investment in Vail Resorts using the equity method, these contracts, which were intended to hedge the future sale of those shares, were not eligible for hedge accounting. Therefore, gains or losses on the contracts were immediately recognized in earnings. For more information on these contracts, see “Liquidity and Capital Resources” below, as well as Note 7 in Item 8.
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
Income Taxes
     Income taxes declined $51.6 million or 32.9% from 2009, driven primarily by the absence of Vail related gains (as described above). As a result of the American Jobs Creation Act of 2004, the Company has received an additional “Domestic Production Activities Deduction” since fiscal 2006. The effect of this additional deduction was to reduce our federal tax rate by approximately 2 percentage points in fiscal 2010, which will increase to a reduction of 3 percentage points for fiscal 2011. Our blended effective tax rate for fiscal 2010 was 33.5% compared to 35.9% for fiscal 2009. The 2010 rate was reduced by fourth quarter entries to adjust income tax expense amounts from the estimates previously recorded to the amounts reflected on recently filed 2009 tax returns, including the effects of lower than anticipated effective state rates and the final tax effects of the sale of Vail shares. We expect our fiscal 2011 effective tax rate to be approximately 36%.
     Income taxes increased significantly from 2009 to 2008 as the Post acquisition helped boost the Company’s earnings before income taxes and equity earnings by 82%. Income taxes in fiscal 2009 were $156.9 million, up from $86.7 million recorded in 2008. In 2009, our effective tax rate of 35.9% was essentially unchanged (36.0%) from 2008, as the effect of increases in our blended state tax rates was offset by the effect of the increase in the “Domestic Production Activities Deduction”, a federal deduction of 6% of the taxable income from our production activities in the U.S. (i.e., excluding equity method earnings and other gains or losses related to our investment in Vail Resorts, Inc., and excluding our Canadian operations). See Note 5 in Item 8 for more information about income taxes.
Non-GAAP Measures
     We use non-GAAP measures including adjusted diluted EPS, base-business net sales, adjusted operating profit, and adjusted EBITDA. These non-GAAP measures are not intended to replace the presentation of financial results in accordance with U.S. generally accepted accounting principles. Rather, the presentation of these non-GAAP measures supplement other metrics used by management to internally evaluate its businesses, and facilitate the comparison of past and present operations. These non-GAAP measures may not be comparable to similar measures used by other companies and may exclude certain nondiscretionary expenses and cash payments.

	Year Ended September 30,
	2010	2009	2008
Adjusted EBITDA	$671.7	$625.5	$308.7
Interest expense, net	(107.8)	(99.0)	(54.6)
Income taxes	(105.3)	(156.9)	(86.7)
Depreciation and amortization	(166.8)	(144.7)	(99.5)
Impairment of intangible assets	(39.9)	—	—
Gain on forward sale contracts and sale of securities	—	88.2	118.9
Merger and integration costs	(33.1)	(32.0)	(31.3)
Provision for legal settlement	(7.5)	—	—
Amounts related to plant closures	(2.5)	(.5)	(1.7)
Equity in earnings of Vail Resorts, Inc., net of related deferred income taxes	—	9.8	14.0

Net Earnings	$208.8	$290.4	$167.8

Segment Results

	Year Ended September 30,
(pounds in millions)	2010	% Change	2009	% Change	2008
Sales Volume
Branded Cereal Products	492.8	-2%	503.0	480%	86.7
Other Cereal Products	527.3	-3%	544.5	4%	525.1
Snacks, Sauces & Spreads	1,315.2	8%	1,217.4	-1%	1,232.0
Frozen Bakery Products	652.4	3%	636.1	-8%	689.1
Pasta	160.1	n/a	—	n/a	—

Total Sales Volume	3,147.8	9%	2,901.0	15%	2,532.9

(dollars in millions)
Net Sales
Branded Cereal Products	$987.5	-8%	$1,070.6	493%	$180.5
Other Cereal Products	799.7	0%	803.3	6%	756.0
Snacks, Sauces & Spreads	1,461.6	10%	1,323.2	13%	1,176.1
Frozen Bakery Products	698.3	1%	694.8	-2%	711.8
Pasta	101.4	n/a	—	n/a	—

Total Net Sales	$4,048.5	4%	$3,891.9	38%	$2,824.4

Segment Profit
Branded Cereal Products	$220.6	-12%	$250.6	479%	$43.3
Other Cereal Products	90.3	-2%	92.0	23%	74.8
Snacks, Sauces & Spreads	152.6	30%	117.6	87%	62.8
Frozen Bakery Products	80.8	17%	69.1	8%	63.7
Pasta	21.6	n/a	—	n/a	—

Total Segment Profit	$565.9	7%	$529.3	116%	$244.6

Segment Profit Margin
Branded Cereal Products	22%		23%		24%
Other Cereal Products	11%		11%		10%
Snacks, Sauces & Spreads	10%		9%		5%
Frozen Bakery Products	12%		10%		9%
Pasta	21%		n/a		n/a
Total Segment Profit Margin	14%		14%		9%
Branded Cereal Products
2010 Compared to 2009
     Net sales in the Branded Cereals Segment decreased $83.1 million or 8% in fiscal 2010. The decline in sales was due to lower volumes (down 2%) and lower net selling prices as a result of increased trade promotion spending when compared to fiscal 2009. Partially offsetting these declines were sales from new product extensions within the Honey Bunches of Oats and Pebbles brands as well as a 4% volume gain for Honey Bunches of Oats. The ready-to-eat cereal category, which includes Post brand cereals, declined in the low single digits during the fiscal year, as all branded competitors aggressively used trade promotions to compete on pricing and protect market share.
     Segment operating profit in fiscal 2010 declined $30.0 million to $220.6 million. The overall decline in operating profit was driven by reduced volumes and lower net selling prices due to increased trade promotion spending. These declines were partially offset by favorable raw material costs (notably grains) and reduced operating expenses. Operating expenses declined $29.1 million from fiscal 2009 levels primarily driven by reduced advertising. Despite the difficult competitive environment within the ready-to-eat cereal category, the Branded Cereals segment profit margin decreased only slightly in fiscal 2010, as lower advertising and raw material costs mostly offset lower volumes and net selling prices.

2009 Compared to 2008
     Fiscal 2009 net sales were $1,070.6 million, up $890.1 million when compared to fiscal 2008. Fiscal 2009 included an additional ten months of sales as compared to fiscal 2008 due to the acquisition of Post Foods on August 4, 2008. Post’s sales volumes and competitive position in the cereal category were negatively impacted by the business challenges arising from the complex integration and transition processes and by a reduction in Post branded promotional activity relative to the competition, particularly during the second half of fiscal 2009.
     Branded Cereals recorded operating profit of $250.6 million in fiscal 2009, benefitting from the aforementioned additional 10 months of ownership by the Company. Operating profit margins declined from 24% in 2008 to 23% in 2009.
Other Cereal Products
     Base-business volume changes were as follows:

	Sales Volume Change
	from Prior Year
	2010	2009
Private-brand ready-to-eat cereal	-5%	12%
Nutritional bars	21%	-3%
Hot cereal	-7%	-1%
Other minor categories	-10%	-5%
Total	-3%	4%
2010 Compared to 2009
     Net sales in the Other Cereal Product segment were $799.7 million in fiscal 2010, down $3.6 million from the prior year, as lower volumes (down 3%) offset higher net selling prices and a favorable product mix (shift from ready-to-eat cereals to nutritional bars). The lower overall volumes are mainly attributable to single-digit declines in private-brand ready-to-eat (RTE) cereals, as increased promotional spending by branded competitors negatively impacted private-brand volumes, as well as declining RTE co-manufacturing volumes (included in “Other minor categories”). Partially offsetting these declines were strong volume gains in nutritional bars, which grew 21% in fiscal 2010, though at a slightly lower net selling price than prior year due to decreasing commodity prices.
     The segment’s profit contribution for fiscal 2010 was $90.3 million, down $1.7 million or 2% from fiscal 2009. However, the segment’s operating profit margin of 11% was unchanged from fiscal 2009 as lower volumes and higher input costs were offset by higher selling prices and lower operating expenses (notably advertising and distribution costs).
2009 Compared to 2008
     Net sales in the Other Cereal Products segment grew $47.3 million (6%) for fiscal 2009, fueled by 4% volume gains and higher selling prices. The segment benefitted from a 12% increase in private-brand RTE cereal volume and a shift in sales from lower-margin co-manufacturing to higher-margin RTE cereal.
     In fiscal 2009, segment profit increased $17.2 million (23%) to $92.0 million. The double-digit increase in operating profit was due to higher sales prices and overall volume growth, partially offset by the impact of increased raw material (including rice, oats, corn, sugar and fruits) and freight costs. In addition, higher operating expenses related to packaging redesign, broker and distribution costs negatively impacted the overall operating margin.

Snacks, Sauces & Spreads
     Base-business volume changes were as follows:

	Sales Volume Change
	from Prior Year
	2010	2009
Snack nuts	7%	-10%
Crackers	-2%	-4%
Cookies	-6%	-6%
Peanut butter	14%	-2%
Preserves & jellies	4%	1%
Syrups	3%	1%
Chips	-1%	-4%
Dressings	5%	-14%
Other minor categories	9%	-3%
Total	4%	-4%
2010 Compared to 2009
     Net sales for the Snacks, Sauces and Spreads segment increased $138.4 million, or 10%, to $1,461.6 million in fiscal 2010. The overall increase when compared to fiscal 2009 is primarily due to the acquisitions of Harvest Manor in March 2009 and J.T. Bakeries and North American Baking in May 2010, which accounted for $131.9 million of the year over year increase. Excluding acquisitions, net sales increased $6.5 million, as a 4% improvement in volume was offset by lower net selling prices. Volumetric trends were positive for most of the segment’s major product categories, with notable increases for peanut butter and snack nuts. Partially offsetting these gains were lower overall volumes for crackers and cookies, mainly attributable to lower sales to a significant retail customer.
     Segment operating profit increased $35.0 million, or 30%, from $117.6 million in fiscal 2009 to $152.6 million in fiscal 2010. The increase in operating profit was driven by acquisitions, increased overall volumes, lower raw material costs (including oils, peanuts, wheat and packaging) and freight, partially offset by lower net selling prices, a shift in sales from higher-margin crackers and cookies to lower-margin snack nuts, and higher operating expenses (up 4% excluding acquisitions). As a result of these and other factors, the segment’s profit margin increased from 9% in fiscal 2009 to 10% in fiscal 2010.
2009 Compared to 2008
     Net sales for the Snacks, Sauces & Spreads segment increased 13% from $1,176.1 million in fiscal 2008 to $1,323.2 million in fiscal 2009. The growth in fiscal 2009 was primarily due to the acquisition of Harvest Manor which added $90.5 million in sales. Base-business net sales increased 5% as a result of higher net selling prices partially offset by a 4% volume decline. Base-business volume declines are primarily due to exiting lower margin business in response to the rapid raw material cost increases experienced during the year.
     For fiscal 2009, the segment’s profit contribution was significantly higher than in fiscal 2008 as a result of improved selling prices, favorable mix, and incremental profit from Harvest Manor, partially offset by higher input costs. Operating margins improved significantly from 5% in fiscal 2008 to 9% in fiscal 2009, as higher selling prices (partially offset by higher input costs) and management’s decision to exit low margin business had a positive impact on margins in fiscal 2009.

Frozen Bakery Products
     Base-business volume changes were as follows:

	Sales Volume Change
	from Prior Year
	2010	2009
In-store bakery (ISB)	0%	-16%
Foodservice	-3%	-8%
Retail	17%	-5%
Total	1%	-11%
2010 Compared to 2009
     Net sales of the Frozen Bakery Products segment increased $3.5 million, or 1%, when compared to fiscal 2009. The overall increase is largely due to the June 2010 acquisition of Sepp’s Gourmet Foods Ltd., which added $10.8 million in sales, partially offset by lower net selling prices due to falling commodity prices. Excluding the Sepp’s acquisition, overall volumes increased 1%, driven by a 17% increase in the retail channel, as strong sales of griddle products offset a 3% volume decline in foodservice. Though foodservice volumes were down during the first three quarters of fiscal 2010, volume gains were recorded during the fourth quarter. Despite flat volumes, net sales declined 5% for the in-store bakery channel driven by lower net selling prices, as strong cookie volumes offset lower volumes for bread and frozen dough.
     Segment operating profit increased $11.7 million, or 17%, to $80.8 million in fiscal 2010, boosting segment profit margins from 10% in fiscal 2009 to 12% in fiscal 2010. The profit improvement was fueled by lower raw material costs (notably grains and oils), increased retail volume (partially due to the Sepp’s acquisition), and favorable Canadian foreign exchange rates. These positive effects were partially offset by higher production costs as a result of overtime incurred to meet the increased demand for griddle products, and lower net selling prices.
2009 Compared to 2008
     Fiscal 2009 net sales declined $17 million, or 2%, to $694.8 million as a result of volume declines partially offset by increased selling prices. Sales volume in the foodservice channel, particularly in the higher margin bread category, has been negatively impacted by the loss of a major customer due to pricing actions and lower restaurant traffic at casual-themed national customers. In the in-store bakery channel, volume losses were primarily attributable to lower sales of breads (particularly higher priced organic breads) and cookies, partially offset by an increase in frozen dough sales volumes. The retail channel volume decrease was driven by aggressive pricing and promotion by a branded competitor and overall category softness, as well as reduced co-manufacturing business.
     Fiscal 2009 segment profit rose as a result of significant pricing improvements, favorable raw material costs in the second half of the year and favorable exchange rates, partially offset by the volume declines and an unfavorable product mix. Currency exchange rate changes, net of the effects of foreign currency hedging activities, had a $3.7 million favorable impact for 2009 versus 2008.
Pasta
     The newly formed Pasta segment consists of American Italian Pasta Company, which Ralcorp acquired on July 27, 2010. The fourth quarter fiscal 2010 acquisition added total net sales of $101.4 million since the date of acquisition. Operating profit was $21.6 million, as the segment registered a 21% profit margin during the period. The segment’s operating profit results include $4.0 million of amortization expense related to intangible assets (customer relationships and brand trademarks) valued at the acquisition date.

LIQUIDITY AND CAPITAL RESOURCES
     Historically, we have funded operating needs by generating positive cash flows through operations. We expect to continue generating operating cash flows through our mix of businesses and expect that short-term and long-term liquidity requirements will be met through a combination of operating cash flows and strategic use of borrowings under committed and uncommitted credit arrangements. To help ensure sufficient liquidity, we continue to monitor market events and the financial institutions associated with our credit facilities, including monitoring credit ratings and outlooks, capital raising and merger activity. The following tables show recent cash flow and capitalization data, which is discussed below.

	Year Ended September 30,
	2010	2009	2008
Cash provided by operating activities	$301.9	$326.7	$132.8
Cash used by investing activities	(1,438.4)	(90.2)	(71.0)
Cash provided (used) by financing activities	881.5	29.9	(56.8)
Effect of exchange rate changes on cash	1.5	2.3	(.8)

Net (decrease) increase in cash and cash equivalents	$(253.5)	$268.7	$4.2

	September 30,
	2010	2009	2008
Cash and cash equivalents	$29.3	$282.8	$14.1
Current portion of long-term debt	173.2	45.6	—
Working capital excluding cash and current debt	393.8	238.0	241.8
Long-term debt excluding current portion	2,464.9	1,611.4	1,668.8
Total shareholders’ equity	2,829.2	2,705.6	2,411.5
     Capital resources remained strong at September 30, 2010, with a long-term debt to total capital (which is the total of long-term debt and total shareholders’ equity) ratio of 47%, compared to 37% for September 30, 2009. Cash on hand returned to a more typical level at the end of fiscal 2010, while the current portion of long-term debt increased significantly as a result of short-term borrowings in the fourth quarter. Working capital excluding cash and cash equivalents and the current portion of long-term debt increased from September 30, 2009 to September 30, 2010, primarily as a result of $64.8 million acquired in fiscal 2010 business combinations, a $57.5 million increase in income taxes receivable, an increase of $14.7 million in hedging-related receivables, and a $13.6 million decrease in our payable due to Kraft Foods Inc.
Operating Activities
2010 Compared to 2009
     The decrease in net cash provided by operating activities for the year ended September 30, 2010 is primarily attributable to the increases in working capital excluding cash and current debt (excluding the effects of business acquisitions) as described in the preceding paragraph, the amount of pension contributions, and incremental interest payments, partially offset by an increase in total segment profit before depreciation and amortization expense. We made a $30.0 million contribution to our qualified pension plan in 2010 compared to $5.0 million in 2009. As a result of increased debt (discussed below), we paid $107.2 million of interest in 2010 compared to $98.7 million in 2009. The factors contributing to our improved total segment profit are discussed in “Segment Results” above.
2009 Compared to 2008
     The increase in net cash provided by operating activities for the year ended September 30, 2009 is primarily attributable to the increase in total segment profit before depreciation and amortization expense, driven by a full year of results from Post Foods compared to only about two months in fiscal 2008. The positive cash effects of this additional profit were partially offset by increased interest and tax payments, as well as the effect of a net cash outflow related to our accounts receivable sale program. Interest paid was $98.7 million in 2009 compared to $38.6 million in 2008, and income taxes paid (net of refunds received) were $192.6 million in 2009 compared to $50.0 million in 2008. In 2009, we reduced our utilization of our accounts receivable sale program from $50.0 million to zero. See “Off-Balance Sheet Financing” below for more information about the sale of receivables.

Investing Activities
     Net cash paid for business acquisitions totaled $1.3 billion in fiscal 2010 (J.T. Bakeries, North American Baking, Sepp’s Gourmet Foods, and AIPC), $55 million in fiscal 2009 (Harvest Manor), and $20.3 million in fiscal 2008 (Post Foods). While the fiscal 2010 transactions were largely financed with debt (see “Financing Activities” below), more than $100 million was funded with cash on hand. See Note 3 in Item 8 for more information about these acquisitions.
     Capital expenditures were $128.9 million, $115.0 million, and $62.5 million in fiscal years 2010, 2009, and 2008, respectively. Expenditures in these three years included information systems projects and special projects at the recently acquired businesses, as well as systems conversion costs for some of our other businesses. Capital expenditures for fiscal 2011 are expected to be $150-$165 million (including maintenance expenditures of approximately $50 million). As discussed below, we have adequate capacity under current borrowing arrangements, in addition to cash on hand, to meet these cash needs.
     During 2009, we sold 2,692,443 shares of Vail common stock and received proceeds of $82.4 million. As of September 30, 2009, we no longer owned any shares of Vail common stock.
Financing Activities
     On August 4, 2008, we assumed ownership of Fixed Rate Senior Notes maturing 2018 totaling $577.5 million, Floating Rate Senior Notes maturing 2018 totaling $20 million, Fixed Rate Senior Notes maturing 2020 totaling $67 million, Term Loan A-1 for $100 million, and Term Loan A-2 for $200 million. On May 28, 2009, we issued Fixed Rate Senior Notes, Series 2009A and Series 2009B, totaling $100 million, with $50 million due in 2019 and $50 million due in 2021. On August 14, 2009, we issued Fixed Rate Senior Notes totaling $300 million due in 2039. On July 26, 2010, we issued Fixed Rate Senior Notes totaling $300 million due in 2020 and Fixed Rate Senior Notes totaling $150 million due in 2039. On July 27, 2010, we entered into a $500 million credit facility maturing in 2015 and drew the full amount, which remained outstanding at September 30, 2010.
     In December 2008, $29.0 million of Series B and $10.7 million of Series D were repaid as scheduled. On August 23, 2009, we repaid Series H prior to its maturity date of February 22, 2011. Scheduled payments of $2.5 million were made in December 2008, March 2009, and June 2009 for our Term Loan A-2. The remaining balance of $192.5 million was paid on September 2, 2009, prior to its maturity date of August 2, 2013. In fiscal 2010, $29 million of Series B, $10.7 million of Series D, and the entire $5.6 million IRB were repaid as scheduled, and the remaining $50 million of Series G was repaid prior to its maturity date of February 2011. In fiscal 2011, we must repay another $29 million of Series B, $10.7 million of Series D, and $10 million of the term loan component of the new $500 million credit facility. In addition, our 2008 revolving credit facility expires in July 2011 so any outstanding borrowings under that agreement will be repaid.
     The $450 million of Senior Notes maturing in 2039 and the $300 million of Senior Notes maturing in 2020 do not contain financial covenants. All of our other notes provide that, if we elect to pay additional interest, our ratio of total debt to pro forma adjusted EBITDA (as defined in the debt agreements) may exceed the 3.5 to 1 limit, but be no greater than 4 to 1, for a period not to exceed 12 consecutive months. Covenants in our 2008 and 2010 revolving credit agreements require that this ratio not exceed 3.75 to 1. As of September 30, 2010, this leverage ratio was approximately 3.4 to 1, and we were also in compliance with all other covenants for all of our debt. Our long-term goal is a leverage ratio of between 2.5 and 3 times. In order to reduce leverage, we plan to focus on debt repayment during the first half of fiscal 2011.
     Supplementing our available borrowing capacity, under the agreement described under “Off-Balance Sheet Financing” below, we could choose to sell up to $135 million of ownership interests in accounts receivable, but we had sold none as of September 30, 2010. To date, we have not experienced a disruption in the market for our secured receivables-based financing. In the event of such disruption, we presently have sufficient borrowing capacity under our committed revolving credit agreement.
     We purchased 100,000 shares of Ralcorp stock for $5.6 million in fiscal 2008. In fiscal 2010, we repurchased two million shares for $115.5 million, and the Board of Directors has authorized us to repurchase up to five million additional shares.

Off-Balance Sheet Financing
     As an additional source of liquidity, on September 24, 2001, Ralcorp entered into an agreement to sell, on an ongoing basis, all of its trade accounts receivable to a wholly owned, bankruptcy-remote subsidiary called Ralcorp Receivables Corporation (RRC). RRC entered into a related arrangement giving it the ability to sell undivided percentage ownership interests in qualifying receivables to a bank commercial paper conduit (the Conduit). As of September 30, 2010, the accounts receivable of Medallion, Western Waffles, Cottage Bakery, Bloomfield Bakers, Post Foods, Harvest Manor, J.T. Bakeries, North American Baking, Sepp’s Gourmet Foods, and AIPC businesses had not been incorporated into the sale agreement and were not being sold to RRC. In November 2010, Post Foods, Cottage Bakery, and Harvest Manor were added to the agreement and the maximum amount that RRC can sell to the Conduit was increased from $75 million to $135 million. Covenants in the agreement include requirements that “EBIT” be at least three times “Consolidated Interest Expense”, and that “Total Debt” not exceed 3.75 times “Adjusted EBITDA” (each term as defined in the agreement). RRC’s only business activities relate to acquiring and selling interests in Ralcorp’s receivables. Upon the agreement’s termination, the Conduit would be entitled to all cash collections on RRC’s accounts receivable until its purchased interest has been repaid. The agreement is renegotiated and extended periodically (generally on an annual basis) and will terminate in May 2012, unless again extended.
     Through September 30, 2010, the trade receivables sale arrangement with RRC represented “off-balance sheet financing” since the sale resulted in assets being removed from our balance sheet rather than resulting in a liability to the Conduit. The organizational documents of RRC and the terms of the agreements governing the receivables sale transactions made RRC a “qualifying special purpose entity.” As such, it was not to be consolidated in Ralcorp’s financial statements under generally accepted accounting principles. Furthermore, the “true sale” nature of the arrangement required Ralcorp to account for RRC’s transactions with the Conduit as a sale of accounts receivable instead of reflecting the Conduit’s net investment as debt with a pledge of accounts receivable as collateral. As a result of ASUs 2009-16 and 2009-17, which are effective for Ralcorp as of October 1, 2010, the financial statement presentation of the receivables sale arrangement will change such that it will no longer represent “off-balance sheet financing.” Beginning in fiscal 2011, the outstanding balance of receivables will remain on Ralcorp’s balance sheet, proceeds received from the Conduit (zero as of September 30, 2010 and 2009) will be shown as short-term debt, and there will be no investment in RRC. See further discussion in Note 2 and Note 11 in Item 8.
Contractual Obligations
     In the normal course of business, we enter into contracts and commitments which obligate us to make payments in the future. The table below sets forth our significant future obligations by time period as of September 30, 2010.

		Less Than	1-3	3-5	More Than
	Total	1 Year	Years	Years	5 Years
Long-term debt obligations (a)	$3,888.0	$298.8	$380.1	$768.4	$2,440.7
Operating lease obligations (b)	71.1	14.7	25.3	14.4	16.7
Purchase obligations (c)	738.6	598.4	140.2	—	—
Deferred compensation obligations (d)	33.9	4.5	8.0	11.8	9.6
Benefit obligations (e)	351.6	12.5	27.0	31.7	280.4

Total	$5,083.2	$928.9	$580.6	$826.3	$2,747.4

(a)	Long-term debt obligations include principal payments and interest payments based on interest rates at September 30, 2010. See Note 15 in Item 8 for details.

(b)	Operating lease obligations consist of minimum rental payments under noncancelable operating leases, as shown in Note 16 in Item 8.

(c)	Purchase obligations are legally binding agreements to purchase goods or services that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.

(d)	Deferred compensation obligations have been allocated to time periods based on existing payment plans for terminated employees and the estimated timing of distributions to current employees based on age.

(e)	Benefit obligations consist of future payments related to pension and other postretirement benefits as estimated by an actuarial valuation.

INFLATION
     We recognize that inflationary pressures have had an adverse effect on the Company through higher raw material and fuel costs, as discussed above. It is our view that inflation has not had a material adverse impact on operations in the three years ended September 30, 2010, but could have a material impact in the future if inflation rates were to significantly exceed our ability to achieve price increases.
CURRENCY
     Certain sales and costs of our Canadian and Italian operations were denominated in Canadian dollars and Euros, respectively. Consequently, profits from these businesses can be impacted by fluctuations in the value of these currencies relative to U.S. dollars. When practical, we use various types of currency hedges to reduce the economic impact of currency fluctuations.
OUTLOOK
     Our strategy is to continue to grow by capitalizing on opportunities in the food business including private-brand, branded and foodservice arenas. In the past few years, we have taken substantial steps to reshape our business and achieve sufficient scale in the categories in which we operate. We expect to continue to improve through volume and profit growth of existing businesses, as well as through acquisitions or strategic alliances. We will continue to explore those acquisition opportunities that strategically fit with our intention to be a leading provider of high value food products, such as the fiscal 2010 acquisitions of American Italian Pasta Company, Sepp’s Gourmet Foods Ltd., J.T. Bakeries Inc., and North American Baking Ltd. The following paragraphs discuss significant trends that we believe will impact future results.
     We purchase significant quantities of certain ingredients (e.g., wheat flour, durum wheat for pasta, soybean oil, corn syrup and sweeteners, peanuts and various tree nuts, other grain products, cocoa, fruits), packaging materials (e.g., resin, glass, paper products), energy (e.g., natural gas), and transportation services (which include surcharges based on the price of diesel fuel). The costs of some of these items, notably wheat, durum wheat, corn products, cashews and packaging materials have increased significantly compared to values realized in fiscal 2010. For fiscal 2011, Ralcorp currently expects the net year-over-year increase in unit costs for ingredients, packaging, and freight will be approximately $200 million, net of hedging and forward purchase contracts. To offset the impact of these significant cost increases, we expect to take additional actions, including aggressively reducing our internal spending, including results from our continuous improvement initiatives, reducing inefficient trade promotion programs and increasing prices when justified. The timing of these pricing actions and acceptance by our customers is expected to lag our cost increases, particularly in the first quarter of fiscal 2011.
     The July 2010 purchase of American Italian Pasta Company strengthens our position as a diversified provider of private-brand and branded food products. Operating results from the new Pasta segment added $21.6 million of segment profit contribution for the two months of our ownership. These results, when added to the results from the operations of J.T. Bakeries, North American Baking, and Sepp’s Gourmet Foods increased our reported earnings per share by about $.18 in fiscal 2010, after factoring in the interest cost incurred on amounts borrowed for these acquisitions. We anticipate that these acquisitions will add $.75 to fiscal 2011 results after the effect of the related increase in interest expense.
     Branded Cereal Products operating results were negatively affected in fiscal 2010 by lower volumes notwithstanding higher promotional spending. Although the promotional spending achieved its objective of increasing Post brand market share, it did not achieve targeted sales volume increases. During fiscal 2011, we plan to improve several of our existing products and introduce several innovative new products into the market. We also plan to eliminate inefficient trade spending as we increase our advertising and consumer spending to support these new product initiatives.

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
     We review long-lived assets, including leasehold improvements, property and equipment, and amortized intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value less the cost to sell.
     Trademarks with indefinite lives are reviewed for impairment during the fourth quarter of each fiscal year following the annual forecasting process, or more frequently if facts and circumstances indicate the trademark may be impaired. The trademark impairment tests require us to estimate the fair value of the trademark and compare it to its carrying value. The estimated fair value is determined using an income based approach (the relief-from-royalty method), which requires significant assumptions, including estimates regarding future revenue growth and appropriate royalty rates. In our recent tests, we assumed royalty rates ranging from 2% to 8%. The failure in the future to achieve revenue growth rates or a significant change in the royalty rate assumed would likely result in the recognition of a trademark impairment loss.
     Goodwill represents the excess of the cost of acquired businesses over the fair market value of their identifiable net assets. We conduct a goodwill impairment review during the fourth quarter of each fiscal year following the annual forecasting process, or more frequently if facts and circumstances indicate that goodwill may be impaired. The goodwill impairment tests require us to estimate the fair value of our businesses and certain assets and liabilities. The estimated fair value was determined using a combined income and market approach with a greater weighting on the income approach (75% of the calculation). The income approach is based on discounted future cash flows and requires significant assumptions, including estimates regarding future revenue, costs, and capital requirements. The market approach (25% of the calculation) is based on a multiple of EBITDA and requires an estimate of appropriate EBITDA multiples for each reporting unit based on market data. In our recent tests, we assumed EBITDA multiples ranging from 6 to 7.8 times and discount rates ranging from 9% to 10.5%.
     For our 2010 goodwill impairment test, the estimated fair value of our Post Foods reporting unit (which is the only component of the Branded Cereals segment) exceeded its carrying value by only 3%, while the fair value of all other reporting units exceeded their carrying values by a substantial margin. For the calculation of Post Foods’ fair value, we assumed future revenue growth rates ranging from 3% to 6% with a long-term (terminal) growth rate of 3%. We applied a discount rate of 9% to cash flows and used a multiple of 7.8 times projected fiscal 2011 EBITDA (based on an analysis of publicly-traded companies similar to Ralcorp and Post Foods). The failure to achieve forecasted operating results and cash flows, an unfavorable change in forecasted operating results and cash flows, an increase in discount rates based on changes in cost of capital (interest rates, etc.), or a decline in industry market EBITDA multiples may reduce the estimated fair value below the carrying value and would likely result in the recognition of a goodwill impairment loss. As of September 30, 2010, the Branded Cereals segment had a goodwill balance of $1,794.1 million.

     Pension assets and liabilities are determined on an actuarial basis and are affected by the estimated market-related value of plan assets; estimates of the expected return on plan assets, discount rates, and future salary increases; and other assumptions inherent in these valuations. We annually review the assumptions underlying the actuarial calculations and make changes to these assumptions, based on current market conditions and historical trends, as necessary. Actual changes in the fair market value of plan assets and differences between the actual return on plan assets and the expected return on plan assets will affect the amount of pension expense or income ultimately recognized. The other postretirement benefits liability is also determined on an actuarial basis and is affected by assumptions including the discount rate and expected trends in healthcare costs. Changes in the discount rate and differences between actual and expected healthcare costs will affect the recorded amount of other postretirement benefits expense. For both pensions and postretirement benefit calculations, the assumed discount rate is determined by projecting the plans’ expected future benefit payments as defined for the projected benefit obligation or accumulated postretirement benefit obligation, discounting those expected payments using a theoretical zero-coupon spot yield curve derived from a universe of high-quality (rated Aa or better by Moody’s Investor Service) corporate bonds as of the measurement date, and solving for the single equivalent discount rate that results in the same present value. A 1% decrease in the assumed discount rate (from 5.4% to 4.4%) would have increased the recorded benefit obligations at September 30, 2010 by approximately $37 million for pensions and approximately $18 million for other postretirement benefits. The expected return on plan assets was determined based on historical and expected future returns of the various asset classes, using the target allocations of the plans. A 1% decrease in the assumed return on plan assets (from 8.75% to 7.75%) would have increased the net periodic benefit cost for the pension plans by approximately $2 million. See Note 17 in Item 8 for more information about pension and other postretirement benefit assumptions.
     Liabilities for workers’ compensation claims and accrued healthcare costs (including a reserve for claims incurred but not yet reported) are estimated based on details of current claims, historical experience, and expected trends determined on an actuarial basis.
     Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period for awards expected to vest. Determining the fair value of share-based awards at the grant date requires judgment, including estimating the expected term, expected stock price volatility, risk-free interest rate, and expected dividends. In addition, judgment is required in estimating the amount of share-based awards that are expected to be forfeited before vesting. For equity awards, the original estimate of the grant date fair value is not subsequently revised unless the awards are modified, but the estimate of expected forfeitures is revised throughout the vesting period and the cumulative stock-based compensation cost recognized is adjusted accordingly. For liability awards, the fair value is remeasured at the end of each reporting period. See Note 19 in Item 8 for more information about stock-based compensation and our related estimates.
     Until June 2009, we accounted for our investment in Vail Resorts, Inc using the equity method of accounting because Ralcorp had significant influence. When the forward sale contracts related to shares of Vail common stock were settled in June 2009, we no longer had significant influence and accounted for our investment as available for sale securities until September 2009, when all shares had been sold. Until the forward sale contracts were settled, they were marked to fair value based on the Black-Scholes valuation model and any gains or losses on the contracts were immediately recognized in earnings. Key assumptions used in the valuation included the Vail stock price, expected stock price volatility, and the risk-free interest rate. See Note 6 and Note 7 in Item 8 for more information about the investment in Vail and Vail forward sale contracts.
     We estimate income tax expense based on taxes in each jurisdiction. We estimate current tax exposures together with temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These temporary differences result in deferred tax assets and liabilities. We believe that sufficient income will be generated in the future to realize the benefit of most of our deferred tax assets. Where there is not sufficient evidence that such income is likely to be generated, we establish a valuation allowance against the related deferred tax assets. We are subject to periodic audits by governmental tax authorities of our income tax returns. These audits generally include questions regarding our tax filing positions, including the amount and timing of deductions and the allocation of income among various tax jurisdictions. We evaluate our exposures associated with our tax filing positions, including state and local taxes, and record reserves for estimated exposures. As of the end of fiscal 2010, three years (2007, 2008, and 2009) were subject to audit by the Internal Revenue Service, two to five years were subject to audit by various state and local taxing authorities, and four years (2006, 2007, 2008, and 2009) were subject to audit by the Canadian Revenue Agency. Filings in other foreign jurisdictions were immaterial. See Note 5 for more information about estimates affecting income taxes.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk
     In the ordinary course of business, the Company is exposed to commodity price risks relating to the acquisition of raw materials and fuels. Ralcorp utilizes derivative financial instruments, including futures contracts, options and swaps, to manage certain of these exposures when it is practical to do so. As of September 30, 2010, a hypothetical 10% adverse change in the market price of the Company’s principal hedged commodities, including natural gas, linerboard, heating oil, soybean oil, corn and wheat, would have decreased the fair value of the Company’s commodity-related derivatives portfolio by approximately $5.5 million. As of September 30, 2009, a hypothetical 10% adverse change in the market price of the Company’s principal hedged commodities, including wheat, linerboard, heating oil, soybean oil, corn, and natural gas, would have decreased the fair value of the Company’s commodity-related derivatives portfolio by approximately $4.4 million. This volatility analysis ignores changes in the exposures inherent in the underlying hedged transactions. Because the Company does not hold or trade derivatives for speculation or profit, all changes in derivative values are effectively offset by corresponding changes in the underlying exposures. For more information, see Note 1 and Note 13 to the financial statements included in Item 8.
Interest Rate Risk
     The Company has interest rate risk related to its debt. Changes in interest rates impact fixed and variable rate debt differently. For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas a change in the interest rates on variable rate debt will impact interest expense and cash flows. At September 30, 2010, Ralcorp’s financing arrangements included $1,991.4 million of fixed rate debt and $643.5 million of variable rate debt.
     As of September 30, 2010 and 2009, the fair value of the Company’s fixed rate debt was approximately $2,399.5 million and $1,800.3 million, respectively, based on the discounted amount of future cash flows using Ralcorp’s incremental rate of borrowing for similar debt. A hypothetical 10% decrease in interest rates would have increased the fair value of the fixed rate debt by approximately $89.3 million and $74.9 million at September 30, 2010 and 2009, respectively.
     With respect to variable rate debt, a hypothetical 10% change in interest rates would not have had a material impact on the Company’s reported net earnings or cash flows in fiscal 2010 or 2009.
     For more information, see Note 1, Note 13, and Note 15 to the financial statements included in Item 8.
Foreign Currency Risk
     The Company has foreign currency exchange rate risk related to its foreign subsidiaries, whose functional currencies are the Canadian dollar or the Euro. The Company uses foreign exchange forward contracts to hedge the risk of fluctuations in future cash flows and earnings related to fluctuations in the exchange rate between the Canadian dollar and U.S. dollar. A hedging offset is accomplished because the gain or loss on the forward contracts occurs on or near the date of the anticipated hedged transactions. As of September 30, 2010, the Company held foreign exchange forward contracts with a total notional amount of $69.5 million and a fair value of $1.4 million. A hypothetical 10% increase in the expected CAD-USD exchange rates would have reduced that fair value by $6.6 million. As of September 30, 2009, the Company held foreign exchange forward contracts with a total notional amount of $48 million and a fair value of $7.7 million. A hypothetical 10% increase in the expected CAD-USD exchange rates would have reduced that fair value by $5.0 million. For more information, see Note 1 and Note 13 to the financial statements included in Item 8.

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
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
     Management of Ralcorp Holdings, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Under the supervision and with the participation of management, including the Co-Chief Executive Officers and Chief Accounting Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under this framework, management concluded that our internal control over financial reporting was effective as of September 30, 2010 at the reasonable assurance level. We have excluded J.T. Bakeries Inc., North American Baking Ltd., Sepp’s Gourmet Foods Ltd., and American Italian Pasta Company from the assessment of internal control over financial reporting as of September 30, 2010 because they were acquired by the Company in a purchase business combination during 2010. The assets and revenues of these businesses represented 24% and 4%, respectively, of the related consolidated financial statement amounts as of and for the year ended September 30, 2010. The effectiveness of our internal control over financial reporting as of September 30, 2010 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report (on the following page).

/s/ Kevin J. Hunt	/s/ David P. Skarie	/s/ Thomas G. Granneman

Kevin J. Hunt	David P. Skarie	Thomas G. Granneman
Co-Chief Executive Officer	Co-Chief Executive Officer	Chief Accounting Officer
November 29, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholders of Ralcorp Holdings, Inc.:
     In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of earnings, of cash flows, and of shareholders’ equity present fairly, in all material respects, the financial position of Ralcorp Holdings, Inc. and its subsidiaries at September 30, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
     As described in Management’s Report on Internal Control Over Financial Reporting, management has excluded J.T. Bakeries Inc., North American Baking Ltd., Sepp’s Gourmet Foods Ltd. and American Italian Pasta Company from its assessment of internal control over financial reporting as of September 30, 2010 because they were acquired by the Company in purchase business combinations during fiscal 2010. We have also excluded J.T. Bakeries Inc., North American Baking Ltd., Sepp’s Gourmet Foods Ltd. and American Italian Pasta Company from our audit of internal control over financial reporting. J.T. Bakeries Inc., North American Baking Ltd., Sepp’s Gourmet Foods Ltd. and American Italian Pasta Company are wholly owned subsidiaries whose combined total assets and combined total revenues represent 24% and 4%, respectively, of the related consolidated financial statement amounts as of and for the year ended September 30, 2010.
/s/ PricewaterhouseCoopers LLP
Saint Louis, Missouri
November 29, 2010

RALCORP HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF EARNINGS
(Dollars in millions except per share data, shares in thousands)

	Year Ended September 30,
	2010	2009	2008
Net Sales	$4,048.5	$3,891.9	$2,824.4
Cost of goods sold	(2,971.6)	(2,834.1)	(2,318.1)

Gross Profit	1,076.9	1,057.8	506.3
Selling, general and administrative expenses	(528.1)	(564.8)	(297.8)
Amortization of intangible assets	(49.3)	(41.8)	(29.2)
Impairment of intangible assets	(39.9)	—	—
Other operating expenses, net	(37.7)	(2.9)	(3.1)

Operating Profit	421.9	448.3	176.2
Interest expense, net	(107.8)	(99.0)	(54.6)
Gain on forward sale contracts	—	17.6	111.8
Gain on sale of securities	—	70.6	7.1

Earnings before Income Taxes and Equity Earnings	314.1	437.5	240.5
Income taxes	(105.3)	(156.9)	(86.7)

Earnings before Equity Earnings	208.8	280.6	153.8
Equity in earnings of Vail Resorts, Inc., net of related deferred income taxes	—	9.8	14.0

Net Earnings	$208.8	$290.4	$167.8

Basic Earnings per Share	$3.79	$5.16	$5.51

Diluted Earnings per Share	$3.74	$5.09	$5.38

Weighted Average Shares for Basic Earnings per Share	54,933	56,166	30,321
Dilutive effect of:
Stock options	308	437	560
Restricted stock awards	192	207	98
Stock appreciation rights	189	151	89

Weighted Average Shares for Diluted Earnings per Share	55,622	56,961	31,068

See accompanying Notes to Consolidated Financial Statements.

RALCORP HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
(In millions except share and per share data)

	September 30,
	2010	2009
Assets
Current Assets
Cash and cash equivalents	$29.3	$282.8
Marketable securities	10.0	12.0
Investment in Ralcorp Receivables Corporation	137.8	134.4
Receivables, net	233.4	135.9
Inventories	425.1	365.9
Deferred income taxes	10.6	10.6
Prepaid expenses and other current assets	30.8	12.6

Total Current Assets	877.0	954.2
Property, Net	1,219.0	911.9
Goodwill	2,945.7	2,386.6
Other Intangible Assets, Net	1,727.0	1,173.4
Other Assets	36.2	26.1

Total Assets	$6,804.9	$5,452.2

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts and notes payable	$279.5	$240.4
Due to Kraft Foods Inc.	—	13.6
Other current liabilities	347.6	225.0

Total Current Liabilities	627.1	479.0
Long-term Debt	2,464.9	1,611.4
Deferred Income Taxes	685.1	464.6
Other Liabilities	198.6	191.6

Total Liabilities	3,975.7	2,746.6

Commitments and Contingencies
Shareholders’ Equity
Common stock, par value $.01 per share
Authorized: 300,000,000 shares
Issued: 63,476,635 shares	.6	.6
Additional paid-in capital	1,945.2	1,931.4
Common stock in treasury, at cost (8,547,923 and 6,840,231 shares, respectively)	(348.8)	(244.8)
Retained earnings	1,268.1	1,059.3
Accumulated other comprehensive loss	(35.9)	(40.9)

Total Shareholders’ Equity	2,829.2	2,705.6

Total Liabilities and Shareholders’ Equity	$6,804.9	$5,452.2

See accompanying Notes to Consolidated Financial Statements.

RALCORP HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended September 30,
	2010	2009	2008
Cash Flows from Operating Activities
Net earnings	$208.8	$290.4	$167.8
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization	166.8	144.7	99.5
Impairment of intangible assets	39.9	—	—
Stock-based compensation expense	17.9	13.4	11.5
Gain on forward sale contracts	—	(17.6)	(111.8)
Gain on sale of securities	—	(70.6)	(7.1)
Equity in earnings of Vail Resorts, Inc.	—	(15.4)	(21.7)
Deferred income taxes	(2.6)	(40.3)	13.1
Sale of receivables, net	—	(50.0)	4.2
Contributions to qualified pension plan	(30.0)	(5.0)	—
Other changes in current assets and liabilities, net of effects of business acquisitions:
(Increase) decrease in receivables	(47.7)	9.2	(86.4)
Change in due to/from Kraft Foods Inc.	(13.6)	62.6	(49.0)
Increase in inventories	(2.8)	(9.8)	(6.6)
Increase in prepaid expenses and other current assets	(1.1)	(2.2)	(1.1)
(Decrease) increase in accounts payable and other current liabilities	(38.4)	(19.6)	121.2
Other, net	4.7	36.9	(.8)

Net Cash Provided by Operating Activities	301.9	326.7	132.8

Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	(1,312.0)	(55.0)	(20.3)
Additions to property and intangible assets	(128.9)	(115.0)	(62.5)
Proceeds from sale of property	.5	.1	.2
Purchases of securities	(22.8)	(16.2)	(38.8)
Proceeds from sale or maturity of securities	24.8	95.9	50.4

Net Cash Used by Investing Activities	(1,438.4)	(90.2)	(71.0)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	653.2	400.0	—
Repayments of long-term debt	(95.3)	(389.7)	(39.7)
Net borrowings (repayments) under credit arrangements	423.4	(22.1)	(20.0)
Purchases of treasury stock	(115.5)	—	(5.6)
Proceeds and tax benefits from exercise of stock awards	9.4	15.2	3.9
Changes in book cash overdrafts	6.5	27.8	4.5
Other, net	(.2)	(1.3)	.1

Net Cash Provided (Used) by Financing Activities	881.5	29.9	(56.8)

Effect of Exchange Rate Changes on Cash	1.5	2.3	(.8)

Net (Decrease) Increase in Cash and Cash Equivalents	(253.5)	268.7	4.2
Cash and Cash Equivalents, Beginning of Year	282.8	14.1	9.9

Cash and Cash Equivalents, End of Year	$29.3	$282.8	$14.1

See accompanying Notes to Consolidated Financial Statements.

RALCORP HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Dollars in millions except per share data, shares in thousands)

					Accum. Other
		Additional	Common		Comprehensive
	Common	Paid-In	Stock in	Retained	Income
	Stock	Capital	Treasury	Earnings	(Loss)	Total
Balance, September 30, 2007	$.3	$121.6	$(256.9)	$601.1	$17.3	$483.4
Net earnings				167.8		167.8
Benefit plan adjustment, net of $.9 tax expense					1.3	1.3
Cash flow hedging adjustments, net of $18.4 tax benefit					(31.5)	(31.5)
Foreign currency translation adjustment					(7.4)	(7.4)

Comprehensive income						130.2
Common stock issued (30,466 shares)	.3	1,788.1				1,788.4
Stock purchased (100 shares)			(5.6)			(5.6)
Activity under stock and deferred
compensation plans (146 shares)		(1.5)	5.2			3.7
Stock-based compensation expense		11.4				11.4

Balance, September 30, 2008	$.6	$1,919.6	$(257.3)	$768.9	$(20.3)	$2,411.5
Net earnings				290.4		290.4
Benefit plan adjustment, net of $14.5 tax benefit					(20.7)	(20.7)
Cash flow hedging adjustments, net of $.3 tax expense					3.2	3.2
Foreign currency translation adjustment					(3.1)	(3.1)

Comprehensive income						269.8
Activity under stock and deferred
compensation plans (452 shares)		(.4)	12.5			(1.0)
Stock-based compensation expense		12.2				12.2

Balance, September 30, 2009	$.6	$1,931.4	$(244.8)	$1,059.3	$(40.9)	$2,705.6
Net earnings				208.8		208.8
Benefit plan adjustment, net of $7.4 tax benefit					(12.0)	(12.0)
Cash flow hedging adjustments, net of $4.2 tax expense					4.6	4.6
Foreign currency translation adjustment					12.4	12.4

Comprehensive income						213.8
Stock purchased (2,000 shares)			(115.5)			(115.5)
Activity under stock and deferred compensation plans (291 shares)		(4.7)	11.5			6.8
Stock-based compensation expense		18.5				18.5

Balance, September 30, 2010	$.6	$1,945.2	$(348.8)	$1,268.1	$(35.9)	$2,829.2

See accompanying Notes to Consolidated Financial Statements.

RALCORP HOLDINGS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in millions except per share data)
NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     Basis of Consolidation — The financial statements are presented on a consolidated basis and include the accounts of Ralcorp and its majority-owned subsidiaries, except Ralcorp Receivables Corporation (see Note 11). All significant intercompany transactions have been eliminated. The Company’s investment in Vail Resorts, Inc. was presented on the equity basis through June 2009 (see Note 6).
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
     Receivables are reported at net realizable value. This value includes appropriate allowances for doubtful accounts, cash discounts, and other amounts which the Company does not ultimately expect to collect. The Company calculates the allowance for doubtful accounts based on historical losses and the economic status of, and its relationship with, its customers, especially those identified as “at risk.” A receivable is considered past due if payments have not been received within the agreed upon invoice terms. Receivables are written off against the allowance when the customer files for bankruptcy protection or is otherwise deemed to be uncollectible based upon the Company’s evaluation of the customer’s solvency. The Company’s primary concentration of credit risk is related to certain trade accounts receivable due from several highly leveraged or “at risk” customers. At September 30, 2010 and 2009, the amount of such receivables was immaterial. Consideration was given to the economic status of these customers when determining the appropriate allowance for doubtful accounts (see Note 12) and the fair value of the Company’s subordinated retained interest in accounts receivable (see Note 11).
     Inventories are generally valued at the lower of average cost (determined on a first-in, first-out basis) or market. Reported amounts have been reduced by an allowance for obsolete product and packaging materials based on a review of inventories on hand compared to estimated future usage and sales (see Note 10 and Note 12).
     Derivative Financial Instruments and Hedging — We enter into derivative contracts as economic hedges. Hedge accounting is only applied when the derivative is deemed to be highly effective at offsetting changes in fair values or anticipated cash flows of the hedged item or transaction. Earnings impacts for all designated hedges are reported in the statement of earnings within the same line item as the gain or loss on the item being hedged. Since the hedging activities relate to operations, related cash flows are included in the statement of cash flows in cash flows from operating activities. For a fair value hedge of a recognized asset or liability or unrecognized firm commitment, the entire change in fair value of the derivative is recorded in earnings as incurred. For a cash flow hedge of an anticipated transaction, the ineffective portion of the change in fair value of the derivative is recorded in earnings as incurred, whereas the effective portion is deferred in accumulated other comprehensive income (loss) in the balance sheet until the transaction is realized, at which time any deferred hedging gains or losses are recorded in earnings. For more information about our hedging activities, see Note 13.

     Property is recorded at cost, and depreciation expense is generally provided on a straight-line basis over the estimated useful lives of the properties. Estimated useful lives range from 3 to 15 years for machinery and equipment and 10 to 50 years for buildings and leasehold improvements. Total depreciation expense was $117.5, $102.4, and $69.9 in fiscal 2010, 2009, and 2008, respectively. Repair and maintenance costs incurred in connection with planned major maintenance activities are accounted for under the direct expensing method. At September 30, property consisted of:

	2010	2009
Land	$42.7	$26.9
Buildings and leasehold improvements	372.7	279.4
Machinery and equipment	1,368.5	1,073.9
Construction in progress	74.6	76.2

	1,858.5	1,456.4
Accumulated depreciation	(639.5)	(544.5)

	$1,219.0	$911.9

     Other Intangible Assets consist of computer software purchased or developed for internal use and customer relationships, trademarks, computer software, and miscellaneous intangibles acquired in business combinations (see Note 3). Amortization expense related to intangible assets, which is provided on a straight-line basis over the estimated useful lives of the assets, was $49.3, $42.3, and $29.6 in fiscal 2010, 2009, and 2008, respectively. For the intangible assets recorded as of September 30, 2010, amortization expense of $73.3, $72.7, $70.0, $64.7, and $61.0 is scheduled for fiscal 2011, 2012, 2013, 2014, and 2015, respectively. Other intangible assets consisted of:

	September 30, 2010			September 30, 2009
	Carrying	Accum.	Net	Carrying	Accum.	Net
	Amount	Amort.	Amount	Amount	Amort.	Amount
Computer software	$66.0	$(38.4)	$27.6	$55.2	$(31.3)	$23.9
Customer relationships	840.1	(115.9)	724.2	421.2	(82.0)	339.2
Trademarks/brands	989.6	(19.3)	970.3	816.0	(12.7)	803.3
Other	13.1	(8.2)	4.9	13.1	(6.1)	7.0

	$1,908.8	$(181.8)	$1,727.0	$1,305.5	$(132.1)	$1,173.4

     Recoverability of Assets — The Company continually evaluates whether events or circumstances have occurred which might impair the recoverability of the carrying value of its assets, including property, identifiable intangibles, goodwill, and investment in Ralcorp Receivables Corporation. An asset is deemed impaired and written down to its fair value if estimated related future cash flows are less than its carrying amount. In September 2010, a trademark impairment loss of $19.4 was recognized related to the Post Shredded Wheat and Grape-Nuts trademarks in the Branded Cereal Products segment based on reassessments of estimated fair value determined using an income based approach (the relief-from-royalty method) completed in the fourth quarter. These fair value measurements fell within Level 3 of the fair value hierarchy as described in Note 14. The impairment was due to a reallocation of advertising and promotion expenditures to higher-return brands and reductions in anticipated sales-growth rates. The trademark impairment loss is aggregated with a goodwill impairment loss in “Impairment of intangible assets.” See Note 4 for information about goodwill impairments.
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
     Cost of Products Sold includes, among other things, inbound and outbound freight costs and depreciation expense related to assets used in production, while storage and other warehousing costs are included in “Selling, general, and administrative expenses.” Storage and other warehousing costs totaled $127.6, $111.6, and $70.3 in fiscal 2010, 2009, and 2008, respectively.
     Advertising costs are expensed as incurred except for costs of producing media advertising such as television commercials or magazine advertisements, which are deferred until the first time the advertising takes place. The amount reported as assets on the balance sheet was insignificant as of September 30, 2010 and 2009.
     Stock-based Compensation — The Company recognizes the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award — the requisite service period (usually the vesting period). The Company followed the nominal vesting period approach prior to October 1, 2005 (for pro forma disclosure purposes) and must continue following that approach for awards outstanding as of that date, but applies the non-substantive vesting period approach to new grants that have retirement eligibility provisions. See Note 19 for disclosures related to stock-based compensation.
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
NOTE 2 — RECENTLY ISSUED ACCOUNTING STANDARDS
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
     In September 2006, the FASB issued (FAS) 157, “Fair Value Measurements,” now included in ASC Topic 820, “Fair Value Measurements and Disclosures.” This Statement defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This Statement was effective for Ralcorp as of October 1, 2008; but, FSP FAS 157-2 (also included in ASC 820) permitted a one-year deferral for non-financial assets and liabilities not recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of this Statement did not have a material impact on the Company’s results of operations or financial position. Required disclosures are included in Note 14.

     In December 2007, the FASB issued FAS 141(R), “Business Combinations,” now included in ASC Topic 805, “Business Combinations,” which replaces FAS 141. This Statement establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of business combinations. This Statement is effective for acquisitions completed after the beginning of Ralcorp’s 2010 fiscal year. The most significant change for Ralcorp was that costs incurred to effect the business combination are now expensed immediately rather than included as part of the purchase price and goodwill. Related disclosures are included in Note 3.
     In March 2008, the FASB issued FAS 161, “Disclosures about Derivative Instruments and Hedging Activities,” now included in ASC Topic 815, “Derivatives and Hedging.” This Statement changes the disclosure requirements for derivative instruments and hedging activities to include enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for, and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement was effective for Ralcorp beginning with its financial statements for March 31, 2009. Required disclosures are included in Note 13.
     In April 2008, the FASB issued FSP FAS 142-3, “Determination of the Useful Life of Intangible Assets,” now included in ASC Topic 350, “Intangibles—Goodwill and Other,” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, “Goodwill and Other Intangible Assets.” This FSP was effective for financial statements issued for Ralcorp’s 2010 fiscal year. The FSP’s guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date (October 1, 2009 for Ralcorp). The FSP’s disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.
     Issued in December 2009, Accounting Standards Update (ASU) No. 2009-16 amends the ASC for the issuance of FAS 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140.” The amendments in this ASU improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. Also issued in December 2009, ASU 2009-17 amends the ASC for the issuance of FAS 167, “Amendments to FASB Interpretation No. 46(R).” The amendments in this ASU replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this ASU also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. These ASUs are effective for Ralcorp’s 2011 fiscal year and will affect the Company’s reporting related to its sale of accounts receivable (see Note 11). Beginning in fiscal 2011, the outstanding balance of receivables will remain on Ralcorp’s consolidated balance sheet, proceeds received from the Conduit (zero as of September 30, 2010 and 2009) will be shown as short-term debt, and there will be no investment in Ralcorp Receivables Corporation. In addition, any proceeds received from or repaid to the Conduit will be shown as cash flows from financing activities rather than from operating activities.

NOTE 3 — BUSINESS COMBINATIONS
     Each of the following acquisitions was accounted for using the purchase method of accounting, whereby the results of operations of each of the following acquisitions are included in the consolidated statements of earnings from the date of acquisition. The purchase price, including acquisition costs for acquisitions before 2010, was allocated to acquired assets and liabilities based on their estimated fair values at the date of acquisition, and any excess was allocated to goodwill, as shown in the following table. For the fiscal 2010 acquisitions of J.T. Bakeries Inc., North American Baking Ltd., Sepp’s Gourmet Foods Ltd., and American Italian Pasta Company (AIPC), the allocation is subject to change pending the completion of certain valuations (primarily deferred tax assets and liabilities).

	Fiscal 2010		Fiscal 2009	Fiscal 2008
			Harvest	Post
	AIPC	Other	Manor	Foods
Cash	$39.4	$1.7	$—	$73.3
Receivables	42.2	11.5	14.2	2.6
Inventories	48.3	7.3	20.3	103.9
Other current assets	21.0	1.2	.2	—
Property	250.7	55.4	8.1	470.5
Goodwill	522.7	54.7	14.8	1,794.1
Other intangible assets	570.2	42.7	16.7	946.8
Other assets	.6	—	—	—

Total assets acquired	1,495.1	174.5	74.3	3,391.2

Accounts payable	(24.1)	(11.5)	(10.4)	—
Other current liabilities	(29.8)	(1.3)	(4.6)	(17.0)
Long-term debt	—	(1.3)	—	(964.5)
Deferred income taxes	(226.5)	(16.6)	—	(448.0)
Other liabilities	(4.9)	—	(.1)	(74.0)

Total liabilities assumed	(285.3)	(30.7)	(15.1)	(1,503.5)

Net assets acquired	$1,209.8	$143.8	$59.2	$1,887.7

Fiscal 2010
     On May 31, 2010, the Company acquired J.T. Bakeries Inc., a leading manufacturer of high-quality private-brand and co-branded gourmet crackers in North America, and North American Baking Ltd., a leading manufacturer of premium private-brand specialty crackers in North America. These businesses operate plants in Kitchener and Georgetown, Ontario and are included in Ralcorp’s Snacks, Sauces & Spreads segment. The J.T. Bakeries purchase agreement included a contingent consideration arrangement requiring a payment of up to $10.0 based on the number of new product introductions prior to December 31, 2010. The maximum amount was recognized as of the acquisition date because of the high likelihood that the uppermost target would be achieved.
     On June 25, 2010, the Company acquired Sepp’s Gourmet Foods Ltd., a leading manufacturer of foodservice and private-brand frozen griddle products. Sepp’s has operations in Delta, British Columbia and in Richmond Hill, Ontario and is included in Ralcorp’s Frozen Bakery Products segment.
     The acquisitions discussed above will enhance the Company’s current product offerings. The Company also expects to reduce costs through economies of scale. The estimate of intangible assets consists of customer relationships with an estimated weighted average life of 12 years. The assigned goodwill is not deductible for tax purposes. Net sales and operating profit included in the statement of earnings related to these three acquisitions were $46.6 and $2.0, respectively, for the year ended September 30, 2010.

     On July 27, 2010, the Company completed the purchase of AIPC, which is reported as Ralcorp’s Pasta segment. Ralcorp acquired all of the outstanding shares of AIPC common stock for $53.00 per share in cash. AIPC diversifies the Company’s private-brand and branded food offerings, provides an entry into a major product category, and provides an important platform for future growth. AIPC is based in Kansas City, Missouri and has four plants that are located in Columbia, South Carolina; Excelsior Springs, Missouri; Tolleson, Arizona; and Verolanuova, Italy. The assigned goodwill is not expected to be deductible for tax purposes. The estimate of intangible assets consists of $374.2 of customer relationships with an estimated weighted average life of 16 years and $193.0 of trademarks of which $180.8 have indefinite lives and $12.2 have an estimated weighted average life of 15 years. Finished goods inventory acquired in the acquisition was valued essentially as if Ralcorp were a distributor purchasing the inventory. This resulted in a one-time allocation of purchase price to acquired inventory which was $3.9 higher than the historical manufacturing cost of the inventory. All of the $3.9 inventory valuation adjustment was recognized in cost of products sold during fiscal 2010.
Fiscal 2009
     In a cash transaction on March 20, 2009, the Company acquired Harvest Manor Farms, LLC, a leading manufacturer of high-quality private-brand and Hoody’s branded snack nuts with operations in El Paso, TX. The approximate amounts of net sales and operating profit included in Ralcorp’s results (within its Snacks, Sauces & Spreads segment) were $210.8 and $13.2, respectively, for fiscal 2010 and $90.5 and $5.5, respectively, for fiscal 2009. The assigned goodwill is deductible for tax purposes. Other intangible assets included customer relationships and trademarks subject to amortization over a weighted average amortization period of approximately 13 years.
Fiscal 2008
     On August 4, 2008, the Company acquired Post Foods from Kraft Foods Inc. Ralcorp issued 30,465,318 shares of its common stock and assumed $964.5 of debt. For accounting purposes, the market price of the shares was assumed to be $58.70 per share, which was the average daily closing market price for three business days before and after the announcement of the acquisition (November 15, 2007). Post Foods, which is reported as Ralcorp’s Branded Cereal Products segment, is the third-largest branded ready-to-eat cereal manufacturer in the U.S., with over 100 years of history in the industry. Post Foods operates manufacturing facilities in Battle Creek, MI, Modesto, CA, Jonesboro, AR, and Niagara Falls, ON (Canada). The assigned goodwill is not deductible for tax purposes. The purchase price allocation included $701.7 of brand related intangibles assigned indefinite useful lives as well as $245.1 of customer relationships, brand related intangibles, and other intangibles subject to amortization over a weighted average amortization period of approximately 20 years. Finished goods inventory acquired in the acquisition was valued essentially as if Ralcorp were a distributor purchasing the inventory. This resulted in a one-time allocation of purchase price to acquired inventory which was $23.4 higher than the historical manufacturing cost of the inventory. All of the $23.4 inventory valuation adjustment was recognized in cost of products sold during fiscal 2008. During fiscal 2009, the Company completed its analyses of deferred income tax liabilities, property, identifiable intangibles, and other assets and liabilities acquired, and adjusted goodwill by a total of $80.9 (primarily due to a $78.0 reduction in estimated acquired deferred income tax liabilities).
Merger and Integration Costs
     During the years ended September 30, 2010, 2009, and 2008, the Company recorded $33.1, $32.0, and $31.3, respectively, of expenses related to recent acquisitions. In fiscal 2010, those expenses included professional services fees and a finished goods inventory revaluation adjustment related to the AIPC transaction, Post Foods transition and integration costs, and severance costs related to all four fiscal 2010 acquisitions. In fiscal 2009 and 2008, those expenses included Post Foods transition and integration costs, as well as finished goods inventory revaluation adjustments related to the acquisitions in those years. These merger and integration costs were included in the statements of earnings as follows:

	2010	2009	2008
Cost of goods sold	$5.2	$2.5	$24.4
Selling, general and administrative expenses	6.4	29.5	6.9
Other operating expenses, net	21.5	—	—

	$33.1	$32.0	$31.3

Pro Forma Information
     The following unaudited pro forma information shows Ralcorp’s results of operations as if the fiscal 2010, 2009, and 2008 business combinations had all been completed as of the beginning of each period presented. The acquirees’ pre-acquisition results have been added to Ralcorp’s historical results, and the totals have been adjusted for the pro forma effects of amortization of intangible assets recognized as part of the business combination, interest expense related to the financing of the business combinations, and related income taxes. These pro forma results may not necessarily reflect the actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations.

	2010	2009	2008
Net sales	$4,594.4	$4,714.9	$4,595.9
Net earnings	242.2	335.6	240.3
Basic earnings per share	4.40	5.96	4.28
Diluted earnings per share	4.34	5.88	4.22
NOTE 4 — GOODWILL
     The changes in the carrying amount of goodwill by reportable segment (see Note 20) were as follows:

	Branded	Other	Snacks,	Frozen
	Cereal	Cereal	Sauces	Bakery
	Products	Products	& Spreads	Products	Pasta	Total
Balance, September 30, 2008
Goodwill (gross)	$1,875.7	$47.2	$237.2	$353.2	$—	$2,513.3
Accumulated impairment losses	—	—	(59.0)	—	—	(59.0)

Goodwill (net)	$1,875.7	$47.2	$178.2	$353.2	$—	$2,454.3
Goodwill acquired	—	—	14.8	—	—	14.8
Purchase price allocation adjust.	(80.9)	—	—	—	—	(80.9)
Income tax adjustments	—	—	—	(1.1)	—	(1.1)
Currency translation adjustment	(.3)	—	—	(.2)	—	(.5)

Balance, September 30, 2009
Goodwill (gross)	$1,794.5	$47.2	$252.0	$351.9	$—	$2,445.6
Accumulated impairment losses	—	—	(59.0)	—	—	(59.0)

Goodwill (net)	$1,794.5	$47.2	$193.0	$351.9	$—	$2,386.6
Goodwill acquired	—	—	40.6	14.1	522.7	577.4
Impairment loss	—	—	(20.5)	—	—	(20.5)
Purchase price allocation adjust.	(.6)	—	—	—	—	(.6)
Currency translation adjustment	.2	—	.9	1.7	—	2.8

Balance, September 30, 2010
Goodwill (gross)	$1,794.1	$47.2	$293.5	$367.7	$522.7	$3,025.2
Accumulated impairment losses	—	—	(79.5)	—	—	(79.5)

Goodwill (net)	$1,794.1	$47.2	$214.0	$367.7	$522.7	$2,945.7

     During the Company’s second quarter, a goodwill impairment loss of $20.5 ($12.9 after taxes, or $.23 per diluted share) was recognized in the Snacks, Sauces & Spreads segment related to the Linette chocolate reporting unit, resulting in an adjusted goodwill balance of zero for this reporting unit. Factors culminating in the impairment included lower sales to a major customer, the inability to quickly replace the lost volume (including a decision by a major retailer to delay potential new product offerings), and changes in anticipated ingredient cost trends, leading to shortfalls in EBITDA (earnings before interest, income taxes, depreciation and amortization) relative to forecasts. Estimated fair values of the reporting unit and its identifiable net assets were determined based on the results of a combination of valuation techniques including EBITDA multiples and expected present value of future cash flows using revised forecasts. These fair value measurements fell within Level 3 of the fair value hierarchy as described in Note 14. The goodwill impairment loss is aggregated with a trademark impairment loss in “Impairment of intangibles assets.”

NOTE 5 — INCOME TAXES
     The provision for income taxes consisted of the following:

	2010	2009	2008
Current:
Federal	$105.8	$178.1	$57.1
State	.6	24.9	7.1
Foreign	1.0	(.2)	.1

	107.4	202.8	64.3

Deferred:
Federal	.6	(38.3)	22.0
State	(3.4)	(2.6)	3.5
Foreign	.7	(5.0)	(3.1)

	(2.1)	(45.9)	22.4

Income taxes	105.3	156.9	86.7
Deferred income taxes on equity earnings	—	5.6	7.7

Total provision for income taxes	$105.3	$162.5	$94.4

     The foreign deferred income taxes shown above include benefits of operating loss carryforwards of $7.7, $10.5, and $3.0 in 2010, 2009, and 2008, respectively.
     A reconciliation of income taxes with amounts computed at the statutory federal rate follows:

	2010	2009	2008
Computed tax at federal statutory rate (35%)	$109.9	$158.5	$91.7
State income taxes, net of federal tax benefit	2.9	17.7	7.9
Domestic production activities deduction	(9.3)	(7.2)	(2.8)
Adjustments to reserve for uncertain tax positions	.2	.4	(.2)
Other, net (none in excess of 5% of computed tax)	1.6	(6.9)	(2.2)

	$105.3	$162.5	$94.4

     The effective tax rate for fiscal 2010 was 33.5% compared to 35.9% for fiscal 2009. The 2010 rate was reduced by fourth quarter entries to adjust income tax expense amounts from the estimates previously recorded to the amounts reflected on recently filed 2009 tax returns, including the effects of lower than anticipated effective state rates and the final tax effects of the sale of Vail shares, described in Note 6.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets (liabilities) were as follows:

	September 30, 2010			September 30, 2009
	Assets	Liabilities	Net	Assets	Liabilities	Net
Current:
Accrued liabilities	$17.6	$—	$17.6	$9.2	$—	$9.2
Inventories	2.0	—	2.0	.1	—	.1
Other items	—	(9.0)	(9.0)	1.3	—	1.3

	19.6	(9.0)	10.6	10.6	—	10.6

Noncurrent:
Property	—	(231.9)	(231.9)	—	(158.3)	(158.3)
Intangible assets	—	(584.9)	(584.9)	—	(417.4)	(417.4)
Pension and other postretirement benefits	52.2	—	52.2	54.0	—	54.0
Deferred compensation and equity awards	32.1	—	32.1	28.1	—	28.1
Insurance reserves	3.1	—	3.1	7.6	—	7.6
NOL and tax credit carryforwards	41.9	—	41.9	17.5	—	17.5
Other items	6.9	—	6.9	6.2	—	6.2

	136.2	(816.8)	(680.6)	113.4	(575.7)	(462.3)

Total deferred taxes	155.8	(825.8)	(670.0)	124.0	(575.7)	(451.7)
Valuation allowance (noncurrent)	(4.5)		(4.5)	(2.3)		(2.3)

Net deferred taxes	$151.3	$(825.8)	$(674.5)	$121.7	$(575.7)	$(454.0)

     As of September 30, 2010, the Company had state operating loss carryforwards totaling approximately $85.2, of which approximately $4.0, $12.0, and $69.2 have expiration dates in 2011-2015, 2016-2020, and 2021-2030, respectively. As of September 30, 2010, the Company had state tax credit carryforwards totaling approximately $5.5, of which approximately $2.8 have no expiration date and $2.7 have expiration dates in 2012-2023. Due to the uncertainty of the realization of certain tax carryforwards (specifically due to a lack of evidence that sufficient taxable income would be generated in certain states), the Company carried a valuation allowance against these carryforward benefits in the amount of $1.8 as of September 30, 2008 and $1.7 as of September 30, 2007, which was management’s estimate of the amount of related deferred tax assets that were not more likely than not to be realized. Based on significant increases in taxable income generated in the related states in fiscal 2009 and 2010, the Company reduced this portion of its valuation allowance to zero as of September 30, 2009 and 2010.
     As of September 30, 2010, the Company had foreign operating loss carryforwards totaling approximately $71.2, of which approximately $6.0 have expiration dates in 2011-2015 and approximately $65.0 have expiration dates in 2027-2030. Due to the uncertainty of the realization of certain tax carryforwards (specifically due to a lack of evidence that sufficient taxable income would be generated in certain jurisdictions before expiration), the Company carried a valuation allowance against these carryforward benefits in the amount of approximately $1.3 as of September 30, 2010, which was management’s estimate of the amount of related deferred tax assets that were not more likely than not to be realized.
     For fiscal 2010, 2009, and 2008, total foreign source earnings or loss before income taxes was less than $5.0. As of September 30, 2010, no provision for income taxes was made for approximately $20.2 of the cumulative undistributed earnings of one of the Company’s Canadian subsidiaries (other than approximately $1.7 of Canadian withholding taxes paid), because those earnings are not taxable in Canada (except for the withholding tax required by treaty) and would become taxable in the U.S. only to the extent that they are repatriated in the future. Since the Company considers the undistributed earnings to be permanently invested in Canada, the related deferred tax liability (which is estimated to be approximately $7.1 as of September 30, 2010) has not been recorded, and a valuation allowance was recorded against the foreign tax credit for the cumulative Canadian taxes paid of $3.2, $2.3, and $1.8 as of September 30, 2010, 2009, and 2008, respectively.

     The Company adopted the provisions of ASC 740, “Income Taxes,” related to unrecognized tax benefits as of October 1, 2007. Unrecognized tax benefits at that date and related accrued interest totaled approximately $1.8. Minor adjustments reduced the total amount to approximately $1.6 at September 30, 2008 and then increased it to approximately $2.0 at September 30, 2009. Along with minor adjustments in fiscal 2010, the Company recorded $2.7 for acquired businesses, resulting in a total reserve of $4.9 at September 30, 2010, all of which would affect the effective tax rate if recognized. Federal returns for tax years after September 30, 2006 remain subject to examination, along with various state returns for the past two to five years and Canadian returns for the past four years. One state uncertainty is currently being addressed with the state taxing authority and is expected to be resolved within the next 12 months, so related unrecognized tax benefits totaling $.8 were classified as “Other current liabilities” on the balance sheet as of September 30, 2010, while approximately $1.4 of unrecognized tax benefits were classified in “Other Liabilities.”
NOTE 6 — EQUITY INVESTMENT IN VAIL RESORTS, INC.
     On January 3, 1997, the Company sold its ski resorts holdings (Resort Operations) to Vail Resorts, Inc. (Vail) in exchange for 7,554,406 shares of Vail common stock (NYSE:MTN). In March 2006, the Company sold 100,000 of its shares of Vail Resorts for a total of $3.8. The shares had a carrying value of $1.2, so the transaction resulted in a $2.6 pre-tax gain. In August and September 2008, the Company sold an additional 368,700 shares for a total of $13.7. The shares had a carrying value of $6.6, so the transaction resulted in a $7.1 pre-tax gain. During 2009, the Company sold its remaining 7,085,706 shares (including those subject to forward sale contracts, as discussed in Note 7) for a total of $211.9. The shares had a carrying value of $141.3, so the transactions resulted in a $70.6 gain. The Company held no shares of Vail Resorts at September 30, 2009.
     Vail’s fiscal year ends July 31, so the Company reports equity earnings on a two-month time lag. Until June 2009, the equity method of accounting was appropriate because we had significant influence over Vail due to our ownership percentage and the fact that two of the Company’s directors served as directors of Vail.
     Vail’s applicable summarized financial information follows:

	Year Ended	Year Ended
	July 31, 2009	July 31, 2008
Net revenues	$977.0	$1,152.2
Total operating expenses	870.9	976.2

Income from operations	$106.1	$176.0

Net income	$49.0	$102.9

July 31, 2009
Current assets	$229.0
Noncurrent assets	1,655.5

Total assets	$1,884.5

Current liabilities	$251.4
Noncurrent liabilities	837.0
Minority interest	30.8
Stockholders’ equity	765.3

Total liabilities and stockholders’ equity	$1,884.5

NOTE 7 — FORWARD SALE CONTRACTS
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
NOTE 8 — EARNINGS PER SHARE
     The following schedule shows the number of stock appreciation rights (SARs) which were outstanding and could potentially dilute basic earnings per share in the future but which were not included in the computation of diluted earnings per share for the periods indicated because to do so would have been antidilutive. See Note 19 for more information about outstanding options and SARs.

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Fiscal 2010
SARs at $56.56 per share	405,000	—	—	—
SARs at $66.07 per share	503,500	503,500	503,500	503,500
SARs at $65.45 per share	25,000	—	—	—
SARs at $58.79 per share	8,000	8,000	8,000	8,000
SARs at $56.27 per share	390,400	390,400	390,400	387,400
SARs at $57.14 per share	12,500	12,500	12,500	12,500
SARs at $57.45 per share	—	—	—	573,400

Fiscal 2009
SARs at $56.56 per share	435,000	435,000	405,000	—
SARs at $66.07 per share	538,000	538,000	508,000	503,500
SARs at $65.45 per share	25,000	25,000	25,000	25,000
SARs at $58.79 per share	—	—	8,000	8,000

Fiscal 2008
SARs at $56.56 per share	435,000	435,000	435,000	435,000

NOTE 9 — SUPPLEMENTAL EARNINGS STATEMENT AND CASH FLOW INFORMATION

	2010	2009	2008
Repair and maintenance expenses	$114.5	$104.1	$71.0
Advertising and promotion expenses	102.0	133.4	28.1
Research and development expenses	21.1	19.2	11.5
Interest paid	107.2	98.7	38.6
Income taxes paid, net of refunds	153.5	192.6	50.0
Cash received from the exercise of stock options	5.6	8.4	2.8
Tax benefits realized from exercised stock options and similar awards	3.8	6.8	1.1
NOTE 10 — SUPPLEMENTAL BALANCE SHEET INFORMATION

	September 30,
	2010	2009
Receivables, net
Trade	$163.3	$122.2
Other	71.2	15.7

	234.5	137.9
Allowance for doubtful accounts	(1.1)	(2.0)

	$233.4	$135.9

Inventories
Raw materials and supplies	$174.3	$152.4
Finished products	256.9	217.0

	431.2	369.4
Allowance for obsolete inventory	(6.1)	(3.5)

	$425.1	$365.9

Accounts and Notes Payable
Trade	$174.2	$147.6
Book cash overdrafts	71.9	65.4
Other items	33.4	27.4

	$279.5	$240.4

Other Current Liabilities
Advertising and promotion	$33.9	$52.0
Compensation	53.5	49.8
Current portion of long-term debt	173.2	45.6
Other items	87.0	77.6

	$347.6	$225.0

NOTE 11 — SALE OF RECEIVABLES
     To provide additional liquidity, on September 24, 2001 the Company entered into an agreement to sell, on an ongoing basis, trade accounts receivable to a wholly owned, bankruptcy-remote subsidiary named Ralcorp Receivables Corporation (RRC). As of September 30, 2010, the accounts receivable of the Western Waffles, Cottage Bakery, Medallion, Bloomfield Bakers, Post Foods, Harvest Manor, J.T. Bakeries, North American Baking, Sepp’s Gourmet Foods, and AIPC businesses have not been incorporated into the sale agreement and were not being sold to RRC. RRC can then sell up to $75.0 of ownership interests in qualifying receivables to a bank commercial paper conduit, which issues commercial paper to investors. Ralcorp continues to service the receivables as agent for RRC and the bank conduit. RRC is a qualifying special purpose entity under ASC Topic 860, and the sale of Ralcorp receivables to RRC is considered a true sale for accounting, tax, and legal purposes. Therefore, the trade receivables sold and the related commercial paper borrowings are not recorded on Ralcorp’s consolidated balance sheets. However, the Company’s consolidated balance sheets reflect an investment in RRC that in substance represents a subordinated retained interest in the trade receivables sold. As of September 30, 2010, the outstanding balance of receivables (net of an allowance for doubtful accounts) sold to RRC was $137.8 and the Company elected not to sell any to the conduit, resulting in a retained interest of $137.8 reflected on the Company’s consolidated balance sheet as an “Investment in Ralcorp Receivables Corporation.” As of September 30, 2009, the outstanding balance of receivables sold to RRC was $134.4 and the Company elected not to sell any to the conduit, resulting in a retained interest of $134.4. Discounts related to the sale of receivables to the conduit totaled zero and $.5 for the years ended September 30, 2010 and September 30, 2009 respectively, and are included on the statements of earnings in “Selling, general and administrative expenses”. The agreement contains cross-default language so that an event of default under any agreement governing “Material Indebtedness” of the Company would trigger an “Amortization Event” (each term as defined in the agreement).
     In November 2010, Post Foods, Cottage Bakery, and Harvest Manor were added to the agreement and the maximum amount that RRC can sell to the Conduit was increased from $75 to $135.
NOTE 12 — ALLOWANCES FOR DOUBTFUL ACCOUNTS AND OBSOLETE INVENTORY

	2010	2009	2008
Allowance for Doubtful Accounts
Balance, beginning of year	$2.0	$.4	$.6
Provision charged to expense	(.9)	2.1	(.4)
Write-offs, less recoveries	(.7)	—	(.1)
Acquisitions	.4	.1	—
Transfers to Ralcorp Receivables Corporation	.3	(.6)	.3

Balance, end of year	$1.1	$2.0	$.4

Allowance for Obsolete Inventory
Balance, beginning of year	$3.5	$2.6	$2.2
Provision charged to expense	11.5	8.5	8.1
Write-offs of inventory	(10.0)	(8.1)	(7.7)
Acquisitions	1.1	.5	—

Balance, end of year	$6.1	$3.5	$2.6

NOTE 13 — DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING
     In the ordinary course of business, the Company is exposed to commodity price risks relating to the acquisition of raw materials and supplies, interest rate risks relating to debt, and foreign currency exchange rate risks relating to its foreign subsidiaries. Authorized individuals within the Company may utilize derivative financial instruments, including (but not limited to) futures contracts, option contracts, forward contracts and swaps, to manage certain of these exposures by hedging when it is practical to do so. The terms of these instruments generally do not exceed eighteen months for commodities, ten years for interest rates, and two years for foreign currency. The Company is not permitted to engage in speculative or leveraged transactions and will not hold or issue financial instruments for trading purposes.

     As of September 30, 2010, the Company’s derivative instruments consisted of commodity contracts (options, futures, and swaps) used as cash flow or fair value hedges on ingredient purchases, foreign currency forward contracts used as cash flow hedges on receipts of foreign currency-denominated accounts receivable, and forward-starting interest rate swaps used as cash flow hedges of interest payments on fixed-rate debt expected to be issued but not yet priced. The Company hedges approximately 50% to 80% of its needs related to oats, wheat, corn, soy oil, energy (natural gas and diesel) and corrugated packaging needs over the next six to twelve month period with corn hedged 100% for the next twelve months. At September 30, 2010, the Company held foreign exchange forward contracts with a total notional amount of $69.5. During the past several years, the Company was party to forward sale contracts relating to some of its shares of Vail Resorts, Inc. common stock which were not designated as hedging instruments and which were settled in June 2009 (see Note 7).
     The following table shows the fair value and balance sheet location of the Company’s derivative instruments as of September 30, 2010 and 2009, all of which were designated as hedging instruments under ASC Topic 815.

	Fair Value
	2010	2009	Balance Sheet Location
Liability Derivatives:
Commodity contracts	$2.6	$7.8	Other current liabilities
Interest rate contracts	—	.4	Other current liabilities

	$2.6	$8.2

Asset Derivatives:
Foreign exchange contracts	$.9	$7.8	Prepaid expenses and other current assets
Commodity contracts	15.8	.2	Prepaid expenses and other current assets

	$16.7	$8.0

     The following tables illustrate the effects of the Company’s derivative instruments on the statement of earnings and other comprehensive income (OCI) for the years ended September 30, 2010 and 2009.

					Gain (Loss)
			Gain (Loss)		Recognized in
	Amount of Gain		Reclassified from		Earnings [Ineffective
	(Loss) Recognized		Accumulated OCI		Portion and Amount
Derivatives in	in OCI		into Earnings		Excluded from
ASC Topic 815 Cash Flow	[Effective Portion]		[Effective Portion]		Effectiveness Testing]
Hedging Relationships	2010	2009	2010	2009	2010	2009	Location in Earnings
Commodity contracts	$15.7	$(52.1)	$(13.5)	$(51.0)	$(.3)	$.1	Cost of goods sold
Foreign exchange contracts	1.2	4.0	8.5	(4.7)	—	—	SG&A
Interest rate contracts	(14.4)	(6.7)	(1.3)	(2.6)	—	(.1)	Interest expense, net

	$2.5	$(54.8)	$(6.3)	$(58.3)	$(.3)	$—

Derivatives in	Amount of Gain (Loss)
ASC Topic 815 Fair Value	Recognized in Earnings		Location of Gain (Loss)
Hedging Relationships	2010	2009	Recognized in Earnings
Commodity contracts	$.2	$(.1)	Cost of products sold

Derivatives Not Designated	Amount of Gain (Loss)
as Hedging Instruments	Recognized in Earnings		Location of Gain (Loss)
Under ASC Topic 815	2010	2009	Recognized in Earnings
Equity contracts	$—	$17.6	Gain on forward sale contracts
     Approximately $13.1 of the net cash flow hedge losses reported in accumulated OCI at September 30, 2010 are expected to be reclassified into earnings within the next twelve months. For gains or losses associated with commodity contracts, the reclassification will occur when the products produced with hedged materials are sold. For gains or losses associated with foreign exchange contracts, the reclassification will occur as hedged foreign currency-denominated accounts receivable are received. For gains or losses associated with interest rate swaps, the reclassification occurs on a straight-line basis over the term of the related debt.

     Certain of the Company’s derivative instruments contain provisions that require the Company to post collateral when the derivatives in liability positions exceed a specified threshold. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on September 30, 2010 and 2009 was $2.6 and $6.1, respectively, and the related collateral posted was $10.0 and $12.0, respectively.
NOTE 14 — FAIR VALUE MEASUREMENTS
     The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis and the basis for that measurement according to the levels in the fair value hierarchy in ASC Topic 820:

	September 30, 2010			September 30, 2009
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Marketable securities	$10.0	$10.0	$—	$12.0	$12.0	$—
Derivative assets	16.7	—	16.7	8.0	—	8.0
Deferred compensation investment	22.2	22.2	—	19.9	19.9	—

	$48.9	$32.2	$16.7	$39.9	$31.9	$8.0

Liabilities
Derivative liabilities	$2.6	$—	$2.6	$8.2	$—	$8.2
Deferred compensation liabilities	31.2	—	31.2	29.6	—	29.6

	$33.8	$—	$33.8	$37.8	$—	$37.8

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
     The carrying amounts reported on the consolidated balance sheets for cash and cash equivalents, receivables and accounts payable approximate fair value because of the short maturities of these financial instruments. The carrying amount of the Company’s variable rate long-term debt (Note 15) approximates fair value because the interest rates are adjusted to market frequently. Based on the discounted amount of future cash flows, using Ralcorp’s incremental rate of borrowing for similar debt, the Company’s fixed rate debt (which had a carrying amount of $1,991.4 as of September 30, 2010 and $1,581.1 as of September 30, 2009) had an estimated fair value of $2,399.5 as of September 30, 2010 and $1,800.3 as of September 30, 2009.

NOTE 15 — LONG-TERM DEBT
     Long-term debt consisted of the following at September 30:

	2010		2009
	Balance	Interest	Balance	Interest
	Outstanding	Rate	Outstanding	Rate
Fixed Rate Senior Notes, Series B	$29.0	4.24%	$58.0	4.24%
Fixed Rate Senior Notes, Series C	50.0	5.43%	50.0	5.43%
Fixed Rate Senior Notes, Series D	42.9	4.76%	53.6	4.76%
Fixed Rate Senior Notes, Series E	100.0	5.57%	100.0	5.57%
Fixed Rate Senior Notes, Series F	75.0	5.43%	75.0	5.43%
Floating Rate Senior Notes, Series G	—	n/a	50.0	0.86%
Fixed Rate Senior Notes, Series I-1	75.0	5.56%	75.0	5.56%
Fixed Rate Senior Notes, Series I-2	25.0	5.58%	25.0	5.58%
Fixed Rate Senior Notes, Series J	100.0	5.93%	100.0	5.93%
Fixed Rate Senior Notes maturing 2018	577.5	7.29%	577.5	7.29%
Floating Rate Senior Notes maturing 2018	20.0	2.98%	20.0	2.98%
Fixed Rate Senior Notes maturing 2020	67.0	7.39%	67.0	7.39%
4.95% Senior Notes maturing 2020	300.0	4.95%	—	n/a
Fixed Rate Senior Notes maturing 2039	450.0	6.63%	300.0	6.63%
Fixed Rate Senior Notes, Series 2009A	50.0	7.45%	50.0	7.45%
Fixed Rate Senior Notes, Series 2009B	50.0	7.60%	50.0	7.60%
Industrial Development Revenue Bond	—	n/a	5.6	1.00%
2008 Revolving Credit Agreement	123.4	1.30%	—	n/a
2010 Revolving Credit Agreement	300.0	2.81%	—	n/a
2010 Term Loan	200.0	2.81%	—	n/a
Other	.1	Various	.3	Various

	$2,634.9		$1,657.0
Plus: Unamortized premium (discount), net	3.2		—
Less: Current Portion	(173.2)		(45.6)

	$2,464.9		$1,611.4

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
     On February 22, 2006, the Company issued Floating Rate Senior Notes, Series G, totaling $50.0. Borrowings under Series G incur interest at a rate of 3-month LIBOR plus 0.45%, adjusted quarterly, and mature on February 22, 2011.
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
     Through the acquisition of The Red Wing Company, Inc. in 2000, the Company acquired an Industrial Development Revenue Bond in the amount of $5.6, which bears interest at a variable rate. The bond was repaid on its maturity date of March 31, 2010.
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
     On July 27, 2010, the Company entered into a credit agreement consisting of a $300 revolving credit facility and a $200 term loan. Borrowings under the agreement incur interest at the Company’s choice of either (1) LIBOR plus the applicable margin rate (currently 2.50%) or (2) the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate, (c) the “Adjusted LIBOR Rate” plus 1%. Such borrowings are unsecured and mature on July 27, 2015. The credit agreement calls for a commitment fee calculated as a percentage (currently 0.35%) of the unused portion, and contains certain representations, warranties, covenants, and conditions customary to credit facilities of this nature. The covenants include requirements that “EBIT” be at least three times “Consolidated Interest Expense”, and that “Total Debt”, not exceed 3.75 times “Adjusted EBITDA” (each term as defined in the agreement).
     On August 14, 2009, the Company issued $300.0 aggregate principal amount of its 6.625% Senior Notes maturing 2039. The notes were priced at 99.702% of par value (before initial purchasers’ discount). The net proceeds from the offering were used to refinance certain indebtedness and for general corporate purposes. In connection with the sale of the notes, on May 5, 2010 Ralcorp completed its offer to exchange the notes issued in the offering for publicly tradable notes having substantially identical terms except that provisions relating to transfer restrictions, registration rights, and additional interest do not apply to the publicly tradable notes.
     On July 26, 2010, the Company reopened its 6.625% Senior Notes maturing 2039 and issued an additional $150.0 of the notes, raising the aggregate principal amount of the notes outstanding to $450.0. The new notes were priced at 102.439% of par value (before initial purchaser’s discount) plus accrued interest from February 15, 2010, resulting in an imputed interest rate of 6.47%. The net proceeds from this public offering were used to fund, in part, the acquisition of American Italian Pasta Company.
     On July 26, 2010, the Company issued $300.0 aggregate principal amount of its 4.95% Senior Notes maturing 2020. The notes were priced at 99.84% of par value (before initial purchaser’s discount), resulting in an imputed interest rate of 4.96%. The net proceeds from this public offering were used to fund, in part, the acquisition of American Italian Pasta Company.
     As of September 30, 2010 and 2009, the Company had $23.8 and $25.3, respectively, in letters of credit and surety bonds outstanding with various financial institutions, principally related to self-insurance requirements
     As of September 30, 2010, aggregate maturities of long-term debt are as follows: $173.2 in fiscal 2011, $30.8 in fiscal 2012, $105.7 in fiscal 2013, $90.7 in fiscal 2014, $453.3 in fiscal 2015, and $1,781.2 thereafter. As of September 30, 2010, management expects to reduce debt as scheduled over the next 12 months, so the current portion has been classified in “Other current liabilities” on the consolidated balance sheet.

NOTE 16 — COMMITMENTS AND CONTINGENCIES
Legal Proceedings
     The Company is a party to a number of legal proceedings in various federal, state and foreign jurisdictions. These proceedings are in varying stages and many may proceed for protracted periods of time. Some proceedings involve complex questions of fact and law. Additionally, the operations of the Company, like those of similar businesses, are subject to various federal, state local and foreign laws and regulations intended to protect public health and the environment, including air and water quality and waste handling and disposal.
     In May 2009, a customer notified the Company that it was seeking to recover out-of-pocket costs and damages associated with the customer’s recall of certain peanut butter-based products. The customer recalled those products in January 2009 because they allegedly included ingredients that had the potential to be contaminated with salmonella. The customer’s recall stemmed from the U.S. Food and Drug Administration and other authorities’ investigation of Peanut Corporation of America, which supplied the Company with peanut paste and other ingredients. In accordance with the Company’s contractual arrangements with the customer, the parties have submitted these claims to mediation, which remains ongoing. If the parties are unable to resolve these matters through mediation, they will be submitted to arbitration in accordance with our contractual arrangements with the customer. During the fiscal year ended September 30, 2010, the Company accrued $7.5 in connection with the potential settlement of those claims. While the Company continues to believe that it has strong factual and legal defenses to these claims, there can be no assurance that those defenses will be successful.
     The Company’s liability, if any, from pending legal proceedings cannot be determined with certainty; however, in the opinion of management, based upon the information presently known, the ultimate liability, if any, arising from the pending legal proceedings, as well as from asserted legal claims and known potential legal claims which are likely to be asserted, taking into account established accruals for estimated liabilities (if any), are not expected to be material to the Company’s consolidated financial position, results of operations or cash flows. In addition, while it is difficult to quantify with certainty the potential financial impact of actions regarding expenditures for compliance with regulatory matters, in the opinion of management, based upon the information currently available, the ultimate liability arising from such compliance matters should not be material to the Company’s consolidated financial position, results of operations or cash flows.
Lease Commitments
     Future minimum rental payments under noncancelable operating leases in effect as of September 30, 2010 were $14.7, $14.6, $10.7, $8.3, $6.1, and $16.7 for fiscal 2011, 2012, 2013, 2014, 2015, and thereafter, respectively.
     Rent expense for all operating leases was $21.9, $18.9, and $15.0 in fiscal 2010, 2009, and 2008, respectively, net of sublease income of $.1 each year.
Container Supply Agreement
     During fiscal 2002, the Company entered into a ten-year agreement to purchase certain containers from a single supplier (and added additional containers through amendments in fiscal 2003 and 2004). It is believed that the agreement was related to the supplier’s financing arrangements regarding the container facility. The Company’s total purchases under the agreement were $22.6 in fiscal 2010, $26.3 in fiscal 2009, and $26.8 in fiscal 2008. Cumulatively, the Company has purchased approximately 931 million containers as of September 30, 2010. Generally, to avoid a shortfall payment requirement, the Company must purchase approximately 413 million additional containers by the end of the ten-year term. The minimum future payment obligation is currently estimated at $1.8.
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

NOTE 17 — PENSION AND OTHER POSTRETIREMENT BENEFITS
     The Company sponsors qualified and supplemental noncontributory defined benefit pension plans and other postretirement benefit plans for certain of its employees. The Company uses its fiscal year end as the measurement date for the plans.
     The following table provides a reconciliation of the changes in the plans’ benefit obligations and fair value of assets over the two-year period ended September 30, 2010, and a statement of the funded status and amounts recognized in the consolidated balance sheets as of September 30 of both years.

	Pension Benefits		Other Benefits
	2010	2009	2010	2009
Change in benefit obligation
Benefit obligation at beginning of year	$221.9	$172.5	$88.3	$84.0
Service cost	6.7	5.1	2.9	3.2
Interest cost	13.1	12.6	5.2	6.0
Plan participants’ contributions	.8	.8	—	—
Actuarial loss	18.3	36.2	5.7	7.1
Benefits paid	(9.9)	(8.7)	(2.9)	(1.9)
Medicare reimbursements	—	—	.2	.1
Amendments	.2	2.9	.9	(7.1)
Acquisitions	—	.5	—	(3.0)
Currency translation	.1	—	.1	(.1)

Benefit obligation at end of year	$251.2	$221.9	$100.4	$88.3

Change in fair value of plan assets
Fair value of plan assets at beginning of year	$172.4	$155.6	$—	$—
Actual return on plan assets	18.0	18.6	—	—
Employer contributions	31.6	6.1	2.7	1.7
Plan participants’ contributions	.8	.8	—	—
Medicare reimbursements	—	—	.2	.2
Benefits paid	(9.9)	(8.7)	(2.9)	(1.9)

Fair value of plan assets at end of year	$212.9	$172.4	$—	$—

Funded status	$(38.3)	$(49.5)	$(100.4)	$(88.3)

Amounts recognized in assets or liabilities
Other current liabilities	$(.6)	$(.6)	$(2.5)	$(2.2)
Other liabilities	(37.7)	(48.9)	(97.9)	(86.1)

Net amount recognized	$(38.3)	$(49.5)	$(100.4)	$(88.3)

Amounts recognized in accumulated other comprehensive loss
Net actuarial loss	$79.1	$66.7	$12.3	$6.6
Prior service cost (credit)	2.5	2.6	(4.9)	(7.1)

Total	$81.6	$69.3	$7.4	$(.5)

Weighted-average assumptions used to determine benefit obligation
Discount rate	5.40%	6.00%	5.40%	6.00%
Rate of compensation increase	3.25%	3.25%	3.25%	3.25%
     The accumulated benefit obligation exceeded the fair value of plan assets for each pension plan, and the aggregate accumulated benefit obligation for pension plans was $231.9 at September 30, 2010 and $208.1 at September 30, 2009.

     The following tables provide the components of net periodic benefit cost for the plans and amounts recognized in other comprehensive income. The estimated net actuarial loss and prior service cost expected to be reclassified from accumulated other comprehensive loss into net periodic benefit cost during 2011 related to pension is $5.6 and $.4, respectively. The amounts related to other benefits are $.2 and a credit of $1.1, respectively.

	Pension Benefits			Other Benefits
	2010	2009	2008	2010	2009	2008
Components of net periodic benefit cost
Service cost	$6.7	$5.1	$2.9	$2.9	$3.2	$.6
Interest cost	13.1	12.6	11.3	5.2	6.0	2.0
Expected return on plan assets	(16.0)	(15.2)	(14.9)	—	—	—
Recognized net actuarial loss	3.8	.3	2.6	—	—	.2
Recognized prior service cost (credit)	.3	.3	—	(1.3)	—	—

Net periodic benefit cost	$7.9	$3.1	$1.9	$6.8	$9.2	$2.8

Weighted-average assumptions used to determine net benefit cost
Discount rate	6.00%	7.30%	6.15%	6.00%	7.30%	6.15%
Rate of compensation increase	3.25%	3.25%	3.25%	3.25%	3.25%	3.25%
Expected return on plan assets	8.75%	8.75%	8.75%	n/a	n/a	n/a

Changes in plan assets and benefit obligation recognized in other comprehensive income
Net loss (gain)	$16.3	$32.8	$5.6	$5.7	$7.1	$(5.2)
Recognized loss	(3.8)	(.3)	(2.6)	—	—	(.2)
Prior service cost (credit)	.2	3.0	—	.9	(7.1)	—
Recognized prior service (cost) credit	(.3)	(.3)	—	1.3	—	—

Total recognized in other comprehensive income (before tax effects)	$12.4	$35.2	$3.0	$7.9	$—	$(5.4)

     The expected return on pension plan assets was determined based on historical and expected future returns of the various asset classes, using the target allocation. The broad target allocations are 70% equity securities (comprised of 56% U.S. equities and 14% foreign equities) and 30% debt securities. At September 30, 2010, equity securities were 71% and debt securities were 27%, and other was 2% of the fair value of total plan assets, approximately 90% of which was invested in passive index funds. At September 30, 2009, equity securities were 74% and debt securities were 21%, and other was 5% of the fair value of total plan assets, approximately 88% of which was invested in passive index funds. The allocation guidelines were established based on the Company’s determination of the appropriate risk posture and long-term objectives.
     The following table represents the pension plan’s assets measured at fair value on a recurring basis and the basis for that measurement (for more information on the fair value framework in ASC Topic 820, refer to Note 14):

	September 30, 2010			September 30, 2009
	Total	Level 1	Level 3	Total	Level 1	Level 3
Mutual funds:
Index	$191.2	$191.2	$—	$152.2	$152.2	$—
Fixed income	17.1	17.1	—	11.7	11.7	—

	208.3	208.3	—	163.9	163.9	—
Partnership/joint venture interests	4.6	—	4.6	3.5	—	3.5
Cash	—	—	—	5.0	5.0	—

	$212.9	$208.3	$4.6	$172.4	$168.9	$3.5

     The fair value of mutual funds is based on quoted net asset values of the shares held by the plan at year-end.
     Partnership/joint venture interests have unobservable inputs and trade infrequently or not at all. Because observable prices are not available, a market approach is used in valuing investments. The inputs used in estimating the value of investments include company operating performance, recent transactions in the same or similar instruments, completed or pending third-party transactions in the underlying investment or comparable issues, subsequent rounds of financing, recapitalizations and other transactions across the capital structure, and other factors which are typically considered by market participants when trading private, middle market companies. Investments may also be adjusted to reflect illiquidity and/or non-transferability, with the amount of such discount estimated by the general partner (who serves as the partnership’s investment manager) in the absence of market information. Assumptions used by the general partner due to the lack of observable inputs may significantly impact the resulting fair value and therefore the partnership’s results of operations. For all securities held, the general partner calculates a hypothetical equity value of the investment. For each investment, the general partner (i) determines the current operating results (either Adjusted EBITDA or Net Revenue), (ii) applies a market valuation multiple, which is based on publicly-traded valuation multiples of, and/or valuation multiples from transactions involving, companies with similar attributes (with such multiples discounted as appropriate); then (iii) subtracts the structural debt on the portfolio company’s balance sheet (seasonally adjusted when necessary), to derive a current hypothetical value for the equity. The general partner may also consider any other factors it deems relevant in establishing a fair value at which the investment could be realized. Such factors are documented in detail to establish the reasonableness of their intent. The following table provides further detail of the changes in fair value of partnership/joint venture interests.

	September 30,
	2010	2009
Balance, beginning of year	$3.5	$2.7
Total gains or losses (realized/unrealized)	.7	(.2)
Purchases, sales, issuances, and settlements, net	.4	1.0

Balance, end of year	$4.6	$3.5

     The preceding methods may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. Furthermore, although the plan believes its valuation methods are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different fair value measurement at the reporting date.
     For September 30, 2010 measurement purposes, the assumed annual rate of increase in the future per capita cost of covered health care benefits was 8.0% for 2011, declining gradually to an ultimate rate of 5% for 2017 and beyond. For September 30, 2009 measurement purposes, the assumed annual rate of increase in the future per capita cost of covered health care benefits was 8.5% for 2010, declining gradually to an ultimate rate of 5% for 2017 and beyond. A 1% change in assumed health care cost trend rates would result in the following changes in the accumulated postretirement benefit obligation and in the total service and interest cost components for fiscal 2010.

	Increase	Decrease
Effect on postretirement benefit obligation	$17.7	$(14.2)
Effect on total service and interest cost	1.6	(1.3)
     As of September 30, 2010, expected future benefit payments and related federal subsidy receipts (Medicare Part D) in the next ten fiscal years were as follows:

						2016-
	2011	2012	2013	2014	2015	2020
Pension benefits	$9.8	$10.4	$10.9	$11.8	$13.1	$83.2
Other benefits	2.7	2.7	3.0	3.3	3.6	25.5
Subsidy receipts	.2	.2	.2	.2	.2	1.4
     Other than those made as benefit payments in unfunded plans and participant contributions, no significant contributions are currently expected to be paid to the plans during fiscal 2011.
     In addition to the defined benefit plans described above, Ralcorp sponsors defined contribution [401(k)] plans under which it makes matching and profit sharing contributions. The costs of these plans were $11.2, $9.4, and $6.4 for the years ended September 30, 2010, 2009, and 2008, respectively. The Company also contributed $1.1, $1.4, and $1.1 to multiemployer pension plans in each of these years, respectively.

NOTE 18 — SHAREHOLDERS’ EQUITY
     During fiscal 2010, the Company repurchased 2,000,000 shares of its common stock at a total cost of $115.5.
     The Company has not issued any shares of preferred stock. The terms of any series of preferred stock (including but not limited to the dividend rate, voting rights, convertibility into other Company securities, and redemption) may be set by the Company’s Board of Directors.
     At September 30, 2010, accumulated other comprehensive loss included a $2.6 net loss on cash flow hedging instruments after taxes and $53.7 in net postretirement benefit liability adjustments after taxes (see Note 17), partially offset by an $20.4 foreign currency translation adjustment. At September 30, 2009, accumulated other comprehensive loss included a $7.0 net loss on cash flow hedging instruments after taxes and $41.9 in net postretirement benefit liability adjustments after taxes, partially offset by an $8.0 foreign currency translation adjustment.
NOTE 19 — STOCK-BASED COMPENSATION PLANS
     On February 8, 2007, the Company’s shareholders adopted the 2007 Incentive Stock Plan. Effective October 1, 2008, it was amended and restated to reflect requirements of Section 409A. The 2007 Incentive Stock Plan became the Amended and Restated 2007 Incentive Stock Plan (Plan), which reserves shares to be used for various stock-based compensation awards and replaces the 2002 Incentive Stock Plan. The Plan provides that eligible employees may receive stock option awards, stock appreciation rights and other stock awards payable in whole or part by the issuance of stock. At September 30, 2010, 2,267,729 shares were available for future awards under the Plan, excluding the potential reduction due to future exercises of stock appreciation rights, grants of restricted stock units, or future distributions from deferred compensation plans (discussed herein).
     Total compensation cost for stock-based compensation awards recognized in the years ended September 30, 2010, 2009, and 2008 was $17.9, $13.4, and $11.5, respectively, and the related recognized deferred tax benefit for each of those years was $7.0, $5.3, and $4.4, respectively. As of September 30, 2010, the total compensation cost related to nonvested awards not yet recognized was $39.5, which is expected to be recognized over a weighted average period of 2.5 years.
Stock Options
     Changes in nonqualified stock options outstanding are summarized in the following table. Most of the options are exercisable beginning from three to six years after date of grant and have a maximum term of ten years.

			Weighted
		Weighted	Average
	Shares	Average	Remaining	Aggregate
	Under	Exercise	Contractual	Intrinsic
	Option	Price	Term	Value
Outstanding at September 30, 2009	1,012,614	$28.66
Granted	—	—
Exercised	(269,088)	26.01
Forfeited	—	—

Outstanding at September 30, 2010	743,526	29.62	2.6 years	$21.5

Vested and expected to vest as of September 30, 2010	743,526	29.62	2.6 years	$21.5

Exercisable at September 30, 2010	743,526	29.62	2.6 years	$21.5

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
     The Company uses treasury shares to settle options exercised. The total intrinsic value of stock options exercised was $9.9, $17.0, and $3.1 in fiscal 2010, 2009, and 2008, respectively.

Stock Appreciation Rights
     Information about the Company’s stock-settled stock appreciation rights (SARs) is summarized in the following table. Upon exercise of each right, the holder of stock-settled SARs will receive the number of shares of Ralcorp common stock equal in value to the difference between the exercise price and the fair market value at the date of exercise, less all applicable taxes. The Company uses treasury shares to settle SARs exercised. The total intrinsic value of SARs exercised was $.3, $.2, and $.1 in fiscal 2010, 2009, and 2008, respectively.

			Weighted
	Stock-Settled	Weighted	Average
	Stock	Average	Remaining	Aggregate
	Appreciation	Exercise	Contractual	Intrinsic
	Rights	Price	Term	Value
Outstanding at September 30, 2009	1,818,335	$54.93
Granted	975,300	56.97
Exercised	(31,832)	54.20
Forfeited	(15,250)	57.57
Expired	(16,500)	65.60

Outstanding at September 30, 2010	2,730,053	55.59	7.8 years	$11.9

Vested and expected to vest as of September 30, 2010	2,674,345	55.51	7.8 years	11.8

Exercisable at September 30, 2010	803,981	47.95	5.7 years	8.6

     In September 2010, the Company granted cash-settled SARs for the first time. Upon exercise of each right, the holder of cash-settled SARs will receive cash equal in value to the difference between the exercise price and the fair market value at the date of exercise, less all applicable taxes. In fiscal 2010, the Company granted 51,000 cash-settled SARs with an exercise price of $57.45. As of September 30, 2010, all were outstanding, none were exercisable, the remaining contractual term was 10 years, and the aggregate intrinsic value was $.1. Cash-settled SARs are liability-classified awards that must be remeasured at fair value at the end of each reporting period, and cumulative compensation cost recognized to date must be trued up each reporting period for changes in fair value prorated for the portion of the requisite service period rendered.
     The fair value of each SAR was estimated on the date of grant using the Black-Scholes valuation model, as described under the heading “Stock Options” above. The weighted average assumptions and fair values for SARs granted each year were as follows:

	2010		2009		2008
Expected term	6.1	years	7.0	years	6.4	years
Expected stock price volatility	30.4%		30.5%		30.0%
Risk-free interest rate	2.05%		2.70%		3.31%
Expected dividends	0%		0%		0%
Fair value (per right)	$19.16		$22.68		$24.20

Restricted Stock Awards
     Information about the Company’s restricted stock awards (nonvested shares and stock units) is summarized in the following table. Of the awards granted in fiscal 2010 and nonvested at September 30, 2010, 112,500 are restricted stock units which entitle awardees to receive the same number of shares upon vesting. The rest of the restricted stock awards are nonvested shares of stock issued to awardees. Of the awards granted in fiscal 2010 and nonvested at September 30, 2010, 175,500 vest only if the Company achieves a compounded annual growth in earnings per share (excluding certain items) over the course of fiscal years 2010 and 2011 of no less than 10%. Assuming that performance condition is achieved as expected, approximately 103,755, 41,255, 163,255, 42,833, 42,833, and 42,834 shares/units are scheduled to vest in fiscal 2011, 2012, 2013, 2014, 2015, and 2016, respectively, but would vest immediately in the event of a qualifying retirement or involuntary termination (other than for cause). The grant date market value of each award is recorded as a reduction of shareholders’ equity and amortized on a straight-line basis over the expected vesting period. The total fair value of restricted stock awards that vested during fiscal 2010, 2009, and 2008 was $.4, $.9, and zero, respectively.

		Weighted
		Average
		Grant Date
	Number	Fair Value
Nonvested at September 30, 2009	263,765	$51.22
Granted	179,837	56.34
Vested	(6,837)	56.09
Forfeited	—	—

Nonvested at September 30, 2010	436,765	53.25

Other Stock-Based Compensation Awards
     On August 4, 2008, the Company granted a restricted incentive award to certain Post Foods employees. The award, which will be paid in cash on August 4, 2011, will be equal to the value of 13,200 shares of the Company’s stock on that day. In the fourth quarter of fiscal 2010, the Company granted similar awards based on a total of 42,190 shares to AIPC employees, which will be paid in the fourth quarter of fiscal 2013. For each grant, the estimated fair value of the payout is being accrued on a straight-line basis over the period from the grant date to the payout date. Related expense recorded for fiscal 2010, 2009 and 2008 was $.2, $.3, and $.1, respectively.
     On September 25, 2008, the Board of Directors approved a long-term cash incentive award for the corporate officers. The incentive is tied to stock price improvements driven by the successful integration of the Post Foods acquisition and continued improvement of existing businesses, as well as continued employment. As of September 30, 2010, the maximum incentive award totaled $10.8 for all corporate officers and will be paid if, for twenty consecutive trading days between June 1 and December 30, 2010, the Company’s stock price maintains an average closing price of at least $85.00 per share. A graduated reduced payout will be made if the Company’s highest 20-day average stock price during that period is below $85.00 but above $80.00 per share. The estimated fair value of the payout (based upon the Company’s current assessment of the likelihood of the achievement of stock price targets) is being accrued on a straight-line basis over the period from September 25, 2008 to December 30, 2010. Related expense recorded for fiscal 2010, 2009, and 2008 was $(1.0), $1.0, and zero, respectively.

Deferred Compensation
     The Plan provides for deferred compensation plans for non-management directors and key employees, as well as an Executive Savings Investment Plan.
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
     Matching contributions related to these deferred compensation plans resulted in additional compensation expense of approximately $.5, $.5, and $.4 for fiscal 2010, 2009, and 2008, respectively. Market adjustments to the liability and investment related to these plans resulted in a pretax gain of $.1 for fiscal 2010, a pretax gain of $1.3 for fiscal 2009, and pretax expense of $1.5 for fiscal 2008.
NOTE 20 — SEGMENT INFORMATION
     Effective October 1, 2009, the Company reorganized its management reporting to combine the businesses formerly included in separate Snacks and Sauces & Spreads segments into a single operating segment named Snacks, Sauces & Spreads. In addition, the Company now provides separate information for Branded Cereal Products and Other Cereal Products (formerly combined as Cereals). Management evaluates each segment’s performance based on its segment profit, which is its operating profit before impairments of intangible assets, costs related to plant closures, and other unallocated corporate income and expenses.
     The accounting policies of the segments are the same as those described in Note 1. The Company’s revenues were primarily generated by sales within the United States; foreign (primarily Canadian) sales were approximately 5% of total net sales. As of September 30, 2010, all of the Company’s long-lived assets were located in the United States except for property located in Canada and Italy with a net carrying value of approximately $187.7. There were no material intersegment revenues (less than 1% of total net sales). In fiscal 2010, 2009, and 2008, one customer accounted for $724.8, $738.7, and $476.1, respectively, or approximately 17-19%, of total net sales. Each of the segments sells products to this major customer.
     The following tables present information about the Company’s operating segments, which are also its reportable segments, for the year ended September 30, 2010, including corresponding amounts for 2009 and 2008, which have been revised to reflect the new segment structure. Note that “Additions to property and intangibles” excludes additions through business acquisitions (see Note 3).

	2010	2009	2008
Net sales
Branded Cereal Products	$987.5	$1,070.6	$180.5
Other Cereal Products	799.7	803.3	756.0
Snacks, Sauces & Spreads	1,461.6	1,323.2	1,176.1
Frozen Bakery Products	698.3	694.8	711.8
Pasta	101.4	—	—

Total	$4,048.5	$3,891.9	$2,824.4

Segment Profit
Branded Cereal Products	$220.6	$250.6	$43.3
Other Cereal Products	90.3	92.0	74.8
Snacks, Sauces & Spreads	152.6	117.6	62.8
Frozen Bakery Products	80.8	69.1	63.7
Pasta	21.6	—	—

Total segment profit	565.9	529.3	244.6
Interest expense, net	(107.8)	(99.0)	(54.6)
Amounts related to plant closures	(2.5)	(.5)	(1.7)
Impairment of intangible assets	(39.9)	—	—
Gain on forward sale contracts	—	17.6	111.8
Gain on sale of securities	—	70.6	7.1
Merger and integration costs	(33.1)	(32.0)	(31.3)
Provision for legal settlement	(7.5)	—	—
Stock-based compensation expense	(17.9)	(13.4)	(11.5)
Systems upgrade and conversion costs	(9.6)	(.5)	(1.2)
Other unallocated corporate expenses	(33.5)	(34.6)	(22.7)

Earnings before income taxes and equity earnings	$314.1	$437.5	$240.5

Additions to property and intangibles
Branded Cereal Products	$24.3	$36.8	$7.5
Other Cereal Products	15.6	13.8	10.0
Snacks, Sauces & Spreads	50.9	29.6	26.7
Frozen Bakery Products	23.7	12.3	14.6
Pasta	2.8	—	—
Corporate	11.6	22.5	3.7

Total	$128.9	$115.0	$62.5

Depreciation and amortization
Branded Cereal Products	$55.4	$50.6	$9.8
Other Cereal Products	21.3	20.7	19.7
Snacks, Sauces & Spreads	36.2	31.1	28.5
Frozen Bakery Products	36.7	35.4	36.3
Pasta	8.7	—	—
Corporate	8.5	6.9	5.2

Total	$166.8	$144.7	$99.5

Assets, end of year
Branded Cereal Products	$3,271.3	$3,351.7	$3,497.8
Other Cereal Products	268.7	269.5	264.3
Snacks, Sauces & Spreads	760.0	604.0	525.7
Frozen Bakery Products	743.4	723.9	788.7
Pasta	1,456.6	—	—

Total segment assets	6,500.0	4,949.1	5,076.5
Investment in Ralcorp Receivables Corporation	137.8	134.4	56.5
Investment in Vail Resorts, Inc.	—	—	126.0
Other unallocated corporate assets	167.1	368.7	84.9

Total	$6,804.9	$5,452.2	$5,343.9

NOTE 21 — QUARTERLY FINANCIAL DATA (UNAUDITED)
     The results for any single quarter are not necessarily indicative of the Company’s results for any other quarter or the full year. Due to the Company’s former equity interest in Vail (see Note 6), which typically yielded more than the entire year’s equity income during the Company’s second and third fiscal quarters, net earnings of the Company were seasonal in fiscal 2009. Selected quarterly financial data is shown below. The impairment of intangible assets, merger and integration costs, provision for legal settlement, and gain on forward sale contracts and sale of securities are described in Note 4, Note 3, Note 16, Note 6, and Note 7, respectively, and (along with amounts related to plant closures) are unusual or infrequently occurring items.

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year
Fiscal 2010
Net sales	$991.9	$965.0	$962.4	$1,129.2	$4,048.5
Gross profit	272.8	266.4	245.3	292.4	1,076.9
Impairment of intangible assets	—	(20.5)	—	(19.4)	(39.9)
Merger and integration costs	(.6)	(4.5)	(13.5)	(14.5)	(33.1)
Provision for legal settlement	—	—	—	(7.5)	(7.5)
Amounts related to plant closures	(.7)	(.1)	(.2)	(1.5)	(2.5)
Net earnings	67.2	46.7	53.0	41.9	208.8
Diluted earnings per share	1.19	.84	.95	.76	3.74

Fiscal 2009
Net sales	$968.2	$946.5	$994.0	$983.2	$3,891.9
Gross profit	246.3	259.4	273.8	278.3	1,057.8
Gain on forward sale contracts and sale of securities	38.3	19.6	3.5	26.8	88.2
Merger and integration costs	(7.1)	(7.8)	(13.6)	(3.5)	(32.0)
Amounts related to plant closures	(.1)	(.2)	(.1)	(.1)	(.5)
Net earnings	65.5	70.2	74.8	79.9	290.4
Diluted earnings per share	1.15	1.23	1.31	1.40	5.09

NOTE 22 — CONDENSED FINANCIAL STATEMENTS OF GUARANTORS
     As described in Note 15, in August 2009 and July 2010, the Company issued a total of $750.0 of Senior Notes which are publicly tradable. The notes are fully and unconditionally guaranteed on a joint and several basis by most of Ralcorp’s domestic subsidiaries (Guarantor Subsidiaries), each of which is wholly owned, directly or indirectly, by Ralcorp Holdings, Inc. (Parent Company). In addition, such securities are collateralized by 65% of the stock of Ralcorp’s indirectly wholly owned foreign subsidiaries. The notes are not guaranteed by the foreign subsidiaries and a few of Ralcorp’s wholly owned domestic subsidiaries (Non-Guarantor Subsidiaries).
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
Condensed Consolidating Statements of Earnings

	Year Ended September 30, 2010
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net Sales	$516.3	$3,432.3	$217.1	$(117.2)	$4,048.5
Other intercompany revenues	1.8	5.9	60.8	(68.5)	—
Cost of goods sold	(386.6)	(2,502.2)	(200.0)	117.2	(2,971.6)

Gross Profit	131.5	936.0	77.9	(68.5)	1,076.9
Selling, general and administrative expenses	(139.2)	(391.7)	(65.7)	68.5	(528.1)
Amortization of intangible assets	(6.3)	(38.9)	(4.1)	—	(49.3)
Impairment of intangible assets	—	(39.9)	—	—	(39.9)
Other operating expenses, net	(23.7)	(13.6)	(.4)	—	(37.7)

Operating Profit	(37.7)	451.9	7.7	—	421.9
Interest (expense) income, net	(110.4)	.2	2.4	—	(107.8)
Gain on forward sale contracts	—	—	—	—	—
Gain on sale of securities	—	—	—	—	—

Earnings before Income Taxes and Equity Earnings	(148.1)	452.1	10.1	—	314.1
Income taxes	32.7	(133.7)	(4.3)	—	(105.3)

Earnings before Equity Earnings	(115.4)	318.4	5.8	—	208.8
Equity in earnings of subsidiaries	324.2	(10.2)	—	(314.0)	—

Net Earnings	$208.8	$308.2	$5.8	$(314.0)	$208.8

	Year Ended September 30, 2009
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net Sales	$544.5	$3,275.2	$181.4	$(109.2)	$3,891.9
Other intercompany revenues	1.9	6.0	32.9	(40.8)	—
Cost of goods sold	(409.5)	(2,384.1)	(149.7)	109.2	(2,834.1)

Gross Profit	136.9	897.1	64.6	(40.8)	1,057.8
Selling, general and administrative expenses	(152.6)	(408.8)	(44.2)	40.8	(564.8)
Amortization of intangible assets	(5.6)	(34.6)	(1.6)	—	(41.8)
Other operating expenses, net	(.6)	(2.0)	(.3)	—	(2.9)

Operating Profit	(21.9)	451.7	18.5	—	448.3
Interest (expense) income, net	(101.7)	(1.2)	3.9	—	(99.0)
Gain on forward sale contracts	—	17.6	—	—	17.6
Gain on sale of securities	—	70.6	—	—	70.6

Earnings before Income Taxes and Equity Earnings	(123.6)	538.7	22.4	—	437.5
Income taxes	15.3	(167.8)	(4.4)	—	(156.9)

Earnings before Equity Earnings	(108.3)	370.9	18.0	—	280.6
Equity in earnings of subsidiaries	398.7	2.6	—	(401.3)	—
Equity in earnings of Vail Resorts, Inc., net of related deferred income taxes	—	9.8	—	—	9.8

Net Earnings	$290.4	$383.3	$18.0	$(401.3)	$290.4

	Year Ended September 30, 2008
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net Sales	$486.3	$2,310.8	$108.1	$(80.8)	$2,824.4
Other intercompany revenues	1.7	3.8	24.8	(30.3)	—
Cost of goods sold	(392.8)	(1,906.3)	(99.8)	80.8	(2,318.1)

Gross Profit	95.2	408.3	33.1	(30.3)	506.3
Selling, general and administrative expenses	(106.2)	(203.3)	(18.6)	30.3	(297.8)
Amortization of intangible assets	(4.0)	(23.3)	(1.9)	—	(29.2)
Other operating expenses, net	(2.4)	(.6)	(.1)	—	(3.1)

Operating Profit	(17.4)	181.1	12.5	—	176.2
Interest (expense) income, net	(60.0)	(1.0)	6.4	—	(54.6)
Gain on forward sale contracts	—	111.8	—	—	111.8
Gain on sale of securities	—	7.1	—	—	7.1

Earnings before Income Taxes and Equity Earnings	(77.4)	299.0	18.9	—	240.5
Income taxes	6.8	(88.5)	(5.0)	—	(86.7)

Earnings before Equity Earnings	(70.6)	210.5	13.9	—	153.8
Equity in earnings of subsidiaries	238.4	.6	—	(239.0)	—
Equity in earnings of Vail Resorts, Inc., net of related deferred income taxes	—	14.0	—	—	14.0

Net Earnings	$167.8	$225.1	$13.9	$(239.0)	$167.8

Condensed Consolidating Balance Sheets

	September 30, 2010
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$.6	$.3	$28.4	$—	$29.3
Marketable securities	10.0	—	—	—	10.0
Investment in Ralcorp Receivables Corporation	180.0	—	—	(42.2)	137.8
Receivables, net	18.2	182.0	173.8	(140.6)	233.4
Inventories	67.6	329.3	28.2	—	425.1
Deferred income taxes	2.1	9.1	(.6)	—	10.6
Prepaid expenses and other current assets	17.4	10.0	3.4	—	30.8

Total Current Assets	295.9	530.7	233.2	(182.8)	877.0
Intercompany Notes and Interest	—	20.8	98.1	(118.9)	—
Investment in Subsidiaries	5,342.7	347.2	—	(5,689.9)	—
Property	239.4	1,392.9	226.2	—	1,858.5
Accumulated Depreciation	(165.7)	(436.8)	(37.0)	—	(639.5)
Goodwill	—	2,844.7	101.0	—	2,945.7
Other Intangible Assets	57.5	1,779.3	72.0	—	1,908.8
Accumulated Amortization	(34.9)	(136.6)	(10.3)	—	(181.8)
Other Assets	35.1	1.0	.1	—	36.2

Total Assets	$5,770.0	$6,343.2	$683.3	$(5,991.6)	$6,804.9

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts and notes payable	$64.3	$178.6	$39.4	$(2.8)	$279.5
Other current liabilities	248.9	84.5	14.2	—	347.6

Total Current Liabilities	313.2	263.1	53.6	(2.8)	627.1
Intercompany Notes and Interest	83.0	15.1	20.8	(118.9)	—
Long-term Debt	2,464.9	—	—	—	2,464.9
Deferred Income Taxes	(81.0)	753.2	12.9	—	685.1
Other Liabilities	160.7	7.8	30.1	—	198.6

Total Liabilities	2,940.8	1,039.2	117.4	(121.7)	3,975.7

Shareholders’ Equity
Common stock	.6	—	—	—	.6
Other shareholders’ equity	2,828.6	5,304.0	565.9	(5,869.9)	2,828.6

Total Shareholders’ Equity	2,829.2	5,304.0	565.9	(5,869.9)	2,829.2

Total Liabilities and Shareholders’ Equity	$5,770.0	$6,343.2	$683.3	$(5,991.6)	$6,804.9

	September 30, 2009
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$263.5	$.2	$19.1	$—	$282.8
Marketable securities	12.0	—	—	—	12.0
Investment in Ralcorp Receivables Corporation	159.7	—	—	(25.3)	134.4
Receivables, net	7.5	114.2	151.2	(137.0)	135.9
Inventories	69.0	287.6	9.3	—	365.9
Deferred income taxes	4.6	6.2	(.2)	—	10.6
Prepaid expenses and other current assets	2.3	2.0	8.3	—	12.6

Total Current Assets	518.6	410.2	187.7	(162.3)	954.2
Intercompany Notes and Interest	—	—	66.1	(66.1)	—
Investment in Subsidiaries	4,053.7	183.4	—	(4,237.1)	—
Property	229.1	1,110.7	116.6	—	1,456.4
Accumulated Depreciation	(156.5)	(365.0)	(23.0)	—	(544.5)
Goodwill	—	2,342.5	44.1	—	2,386.6
Other Intangible Assets	50.9	1,227.8	26.8	—	1,305.5
Accumulated Amortization	(28.6)	(96.6)	(6.9)	—	(132.1)
Other Assets	5.7	20.3	.1	—	26.1

Total Assets	$4,672.9	$4,833.3	$411.5	$(4,465.5)	$5,452.2

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts and notes payable	$69.8	$157.6	$15.6	$(2.6)	$240.4
Due to Kraft Foods Inc.	—	13.3	.3	—	13.6
Other current liabilities	115.4	101.9	7.7	—	225.0

Total Current Liabilities	185.2	272.8	23.6	(2.6)	479.0
Intercompany Notes and Interest	48.5	17.6	—	(66.1)	—
Long-term Debt	1,611.4	—	—	—	1,611.4
Deferred Income Taxes	(43.5)	511.2	(3.1)	—	464.6
Other Liabilities	165.7	18.8	7.1	—	191.6

Total Liabilities	1,967.3	820.4	27.6	(68.7)	2,746.6

Shareholders’ Equity
Common stock	.6	—	—	—	.6
Other shareholders’ equity	2,705.0	4,012.9	383.9	(4,396.8)	2,705.0

Total Shareholders’ Equity	2,705.6	4,012.9	383.9	(4,396.8)	2,705.6

Total Liabilities and Shareholders’ Equity	$4,672.9	$4,833.3	$411.5	$(4,465.5)	$5,452.2

Condensed Consolidating Statements of Cash Flows

	Year Ended September 30, 2010
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated
Net Cash (Used) Provided by Operating Activities	$200.4	$78.0	$23.5	$301.9

Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	(178.4)	(1,140.7)	7.1	(1,312.0)
Additions to property and intangible assets	(23.8)	(91.1)	(14.0)	(128.9)
Proceeds from sale of property	—	.4	.1	.5
Purchases of securities	(22.8)	—	—	(22.8)
Proceeds from sale or maturity of securities	24.8	—	—	24.8
Intercompany investments and advances	(1,129.9)	1,138.8	(8.9)	—

Net Cash Provided (Used) by Investing Activities	(1,330.1)	(92.6)	(15.7)	(1,438.4)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	653.2	—	—	653.2
Repayments of long-term debt	(95.3)	—	—	(95.3)
Net borrowings under credit arrangements	423.4	—	—	423.4
Purchase of treasury stock	(115.5)	—	—	(115.5)
Proceeds and tax benefits from exercise of stock awards	9.4	—	—	9.4
Changes in book cash overdrafts	(8.4)	14.9	—	6.5
Other, net	—	(.2)	—	(.2)

Net Cash Used by Financing Activities	866.8	14.7	—	881.5

Effect of Exchange Rate Changes on Cash	—	—	1.5	1.5

Net Decrease in Cash and Cash Equivalents	(262.9)	.1	9.3	(253.5)
Cash and Cash Equivalents, Beginning of Period	263.5	.2	19.1	282.8

Cash and Cash Equivalents, End of Period	$.6	$.3	$28.4	$29.3

	Year Ended September 30, 2009
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated
Net Cash (Used) Provided by Operating Activities	$(148.3)	$458.7	$16.3	$326.7

Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	4.2	(59.2)	—	(55.0)
Additions to property and intangible assets	(33.2)	(71.5)	(10.3)	(115.0)
Proceeds from sale of property	—	.1	—	.1
Purchase of securities	(16.2)	—	—	(16.2)
Proceeds from sale or maturity of securities	13.5	82.4	—	95.9
Intercompany investments and advances	411.7	(416.2)	4.5	—

Net Cash Provided (Used) by Investing Activities	380.0	(464.4)	(5.8)	(90.2)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	400.0	—	—	400.0
Repayment of long-term debt	(389.7)	—	—	(389.7)
Net repayments under credit arrangements	(22.1)	—	—	(22.1)
Proceeds and tax benefits from exercise of stock awards	15.2	—	—	15.2
Change in book cash overdrafts	23.4	5.3	(.9)	27.8
Other, net	(1.0)	(.3)	—	(1.3)

Net Cash Provided (Used) by Financing Activities	25.8	5.0	(.9)	29.9

Effect of Exchange Rate Changes on Cash	—	—	2.3	2.3

Net Increase (Decrease) in Cash and Cash Equivalents	257.5	(.7)	11.9	268.7
Cash and Cash Equivalents, Beginning of Year	6.0	.9	7.2	14.1

Cash and Cash Equivalents, End of Year	$263.5	$.2	$19.1	$282.8

	Year Ended September 30, 2008
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated
Net Cash (Used) Provided by Operating Activities	$(81.5)	$164.2	$50.1	$132.8

Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	(24.4)	4.1	—	(20.3)
Additions to property and intangible assets	(11.2)	(48.3)	(3.0)	(62.5)
Proceeds from sale of property	—	.2	—	.2
Purchase of securities	(38.8)	—	—	(38.8)
Proceeds from sale or maturity of securities	36.7	13.7	—	50.4
Intercompany investments and advances	183.8	(143.1)	(40.7)	—

Net Cash Provided (Used) by Investing Activities	146.1	(173.4)	(43.7)	(71.0)

Cash Flows from Financing Activities
Repayment of long-term debt	(39.7)	—	—	(39.7)
Net repayments under credit arrangements	(19.9)	(.1)	—	(20.0)
Purchase of treasury stock	(5.6)	—	—	(5.6)
Proceeds and tax benefits from exercise of stock awards	3.9	—	—	3.9
Change in book cash overdrafts	2.2	7.3	(5.0)	4.5
Other, net	—	(.2)	.3	.1

Net Cash (Used) Provided by Financing Activities	(59.1)	7.0	(4.7)	(56.8)

Effect of Exchange Rate Changes on Cash	—	—	(.8)	(.8)

Net Increase (Decrease) in Cash and Cash Equivalents	5.5	(2.2)	.9	4.2
Cash and Cash Equivalents, Beginning of Year	.5	3.1	6.3	9.9

Cash and Cash Equivalents, End of Year	$6.0	$.9	$7.2	$14.1

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
     The Company’s management, with the participation of the Company’s Co-Chief Executive Officers and its Chief Accounting Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2010. Based upon that evaluation, the Co-Chief Executive Officers and the Chief Accounting Officer have concluded that, as of September 30, 2010, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information that is required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including its Co-Chief Executive Officers and its Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.
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

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
     The information regarding directors under the headings “Director Biographies,” “Board Meetings and Committees,” and “Other Matters — Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2011 Notice of Annual Meeting and Proxy Statement is hereby incorporated by reference. Information regarding Executive Officers of the Company is included under Item 1 of Part I.
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
ITEM 11. EXECUTIVE COMPENSATION
     Information appearing under the headings “Compensation of Officers and Directors,” “Compensation Committee Interlocks and Insider Participation” and “Corporate Governance and Compensation Committee Report” in the Company’s 2011 Notice of Annual Meeting and Proxy Statement is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
     The discussion of the security ownership of certain beneficial owners and management appearing under the headings “Security Ownership of Certain Shareholders” and equity compensation plan information under the heading “Equity Compensation Plan Information” in the Company’s 2011 Notice of Annual Meeting and Proxy Statement is hereby incorporated by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     Information appearing under the heading “Certain Relationships and Related Transactions” and “Director Independence” of the Company’s 2011 Notice of Annual Meeting and Proxy Statement is hereby incorporated by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The information under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s 2011 Notice of Annual Meeting and Proxy Statement is hereby incorporated by reference.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Documents filed as a part of this report:
1.	Financial Statements. The following are filed as a part of this document under Item 8.

— Management’s Report on Internal Control over Financial Reporting

— Report of Independent Registered Public Accounting Firm

— Consolidated Statements of Earnings for years ended September 30, 2010, 2009 and 2008

— Consolidated Balance Sheets at September 30, 2010 and 2009

— Consolidated Statements of Cash Flows for years ended September 30, 2010, 2009 and 2008

— Consolidated Statements of Shareholders’ Equity for the three years ended September 30, 2010

— Notes to Consolidated Financial Statements

2.	Financial Statement Schedules. None. Schedules not included have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits. See the Exhibit Index that appears at the end of this document and which is incorporated herein. Exhibits 10.13 through 10.68 are management compensation plans or arrangements.

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
November 29, 2010
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

Signature	Title	Date

/s/ Kevin J. Hunt Kevin J. Hunt	Director and Co-Chief Executive Officer and President (Principal Executive Officer)	November 29, 2010

/s/ David P. Skarie David P. Skarie	Director and Co-Chief Executive Officer and President (Principal Executive Officer)	November 29, 2010

/s/ Thomas G. Granneman Thomas G. Granneman	Corporate Vice President and Chief Accounting Officer (Principal Financial and Accounting Officer)	November 29, 2010

/s/ Benjamin Ola. Akande Benjamin Ola. Akande	Director	November 29, 2010

/s/ Bill G. Armstrong Bill G. Armstrong	Director	November 29, 2010

/s/ David R. Banks David R. Banks	Director	November 29, 2010

/s/ Jonathan E. Baum Jonathan E. Baum	Director	November 29, 2010

/s/ Jack W. Goodall Jack W. Goodall	Director	November 29, 2010

/s/ David W. Kemper David W. Kemper	Director	November 29, 2010

/s/ J. Patrick Mulcahy J. Patrick Mulcahy	Director	November 29, 2010

/s/ William P. Stiritz William P. Stiritz	Director	November 29, 2010

/s/ David R. Wenzel David R. Wenzel	Director	November 29, 2010

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

*2.1	RMT Transaction Agreement dated 11/15/07, by and among Kraft Foods Inc., Cable Holdco Inc., Ralcorp Holdings, Inc. and Ralcorp Mailman LLC (Filed as Exhibit 2.1 to the Company’s Form 8-K filed 11/20/07)

*2.2	Agreement and Plan of Merger dated as of June 20, 2010, by and among American Italian Pasta Company, a Delaware corporation, Ralcorp Holdings, Inc., a Missouri corporation, and Excelsior Acquisition Co., a Delaware corporation and a wholly owned subsidiary of Ralcorp Holdings, Inc. (Filed as to Exhibit 2.1 to the Company’s Form 8-K filed June 21, 2010)

*2.3	Amendment to Agreement and Plan of Merger dated as of July 15, 2010, by and among American Italian Pasta Company, a Delaware corporation, Ralcorp Holdings, Inc., a Missouri corporation, and Excelsior Acquisition Co., a Delaware corporation and an indirect wholly owned subsidiary of Ralcorp Holdings, Inc. (Filed as Exhibit 2.1 to the Company’s Form 8-K filed July 16, 2010)

*3.1	Restated Articles of Incorporation of Ralcorp Holdings, Inc. (Filed as Exhibit 3.1 to the Company’s Form 10-Q for the period ended December 31, 1996)

*3.2	Amended Bylaws of Ralcorp Holdings, Inc. (Filed as Exhibit 99.1 to the Company’s Form 8-K filed September 24, 2009)

*4.1	Indenture, dated August 4, 2008, between Cable Holdco, Inc. and Deutsche Bank Trust Company Americas, as trustee (Filed as Exhibit 4.1 to the Company’s form 8-K filed August 8, 2008)

*4.2	First Supplemental Indenture, dated August 4, 2008, by and between Ralcorp Mailman LLC and Deutsche Bank Trust Company Americas (Filed as Exhibit 4.2 to the Company’s form 8-K filed August 8, 2008)

*4.3	Second Supplemental Indenture, dated August 4, 2008, by and between Ralcorp Holdings, Inc. and Deutsche Bank Trust Company Americas (Filed as Exhibit 4.3 to the Company’s form 8-K filed August 8, 2008)

*4.4	Indenture, dated as of August 14, 2009, by and among Ralcorp Holdings, Inc., the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee (Filed as Exhibit 4.1 to the Company’s form 8-K filed August 17, 2009)

*4.5	Supplemental Indenture, dated as of August 14, 2009, by and among Ralcorp Holdings, Inc., the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee (Filed as Exhibit 4.2 to the Company’s form 8-K filed August 17, 2009)

*4.6	Registration Rights Agreement, dated as of August 14, 2009 by and among Ralcorp Holdings, Inc., the guarantors named therein, and J.P. Morgan Securities Inc., and Banc of America Securities LLC, as representatives of the initial purchasers (Filed as Exhibit 4.3 to the Company’s form 8-K filed August 17, 2009)

*4.7	Second Supplemental Indenture, dated as of July 26, 2010, by and among Ralcorp Holdings, Inc., the guarantors names therein and Deutsche Bank Trust Company Americas, as trustee. (Filed as Exhibit 4.5 to the Current Report on Form 8-K filed July 28, 2010).

*10.1	Reorganization Agreement dated as of January 31, 1997 by and among Ralcorp Holdings, Inc., New Ralcorp Holdings, Inc., Ralston Foods, Inc., Chex, Inc. and General Mills, Inc. (Filed as Exhibit 10.2 to the Company’s Form 10-Q for the period ended December 31, 1997)

*10.2	Receivables Purchase Agreement dated as of September 25, 2001 among Ralcorp Receivables Corporation, Ralcorp Holdings, Inc., Falcon Asset Securitization Corporation and Bank One, N.A. (Filed as Exhibit 10.4 to the Company’s Form 10-K for the year ended September 30, 2001)

*10.3	Amendment No. 5 to Receivables Purchase Agreement dated as of September 25, 2001 among Ralcorp Receivables Corporation, Ralcorp Holdings, Inc., Falcon Asset Securitization Corporation and Bank One, N.A. dated October 20, 2005 (Filed as Exhibit 10.4 to the Company’s Form 10-K for the year ended September 30, 2005)

Exhibit
Number	Description of Exhibit

*10.4	Amendment No. 6 to Receivables Purchase Agreement dated October 19, 2006 among Ralcorp Holdings, Inc., Ralcorp Receivables Corporation, Falcon Asset Securitization Company LLC, formerly known as Falcon Asset Securitization Corporation and JPMorgan Chase Bank, N.A., successor by merger to Bank One, NA (Filed as Exhibit 10.1 to the Company’s Form 8-K filed on October 25, 2006)

*10.5	Amendment No. 7 to Receivables Purchase Agreement dated October 18, 2007 among Ralcorp Holdings, Inc., Ralcorp Receivables Corporation, Falcon Asset Securitization Company LLC, formerly known as Falcon Asset Securitization Corporation and JPMorgan Chase Bank, N.A., successor by merger to Bank One, NA (Filed as Exhibit 10.6 to the Company’s Form 10-K dated November 29, 2007)

*10.6	Amendment No. 8 to Receivables Purchase Agreement dated October 18, 2007 among Ralcorp Holdings, Inc., Ralcorp Receivables Corporation, Falcon Asset Securitization Company LLC, formerly known as Falcon Asset Securitization Corporation and JPMorgan Chase Bank, N.A., successor by merger to Bank One, NA (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the period ended March 31, 2008)

*10.7	Amendment No. 9 to Receivables Purchase Agreement dated October 16, 2008 (Filed as Exhibit 10.1 to the Company’s Form 8-K filed on October 16, 2008)

*10.8	Amendment No. 10 to Receivables Purchase Agreement dated October 15, 2009 (filed as Exhibit 10.8 to the Company’s Form 10-K for the year ended September 30, 2009)

*10.9	Amended and Restated Receivables Purchase Agreement, dated as of November 4, 2010, among Ralcorp Holdings, Inc., Ralcorp Receivables Corporation, the Commercial Paper Conduits party thereto, the Committed Purchasers party thereto, the Funding Agents party thereto, and JPMorgan Chase Bank, N.A., as agent. (Filed as Exhibit 10.1 to the Company’s Form 8-K filed November 9, 2010)

*10.10	Amended and Restated Receivables Sale Agreement, dated as of November 4, 2010, amount the Originators party thereto and Ralcorp Receivables Corporation. (Filed as Exhibit 10.1 to the Company’s Form 8-K filed November 9, 2010)

*10.11	Agreement and Plan of Merger dated as of August 13, 1996 by and among Ralcorp Holdings, Inc., General Mills, Inc. and General Mills Missouri, Inc. (Filed as Exhibit 2.6 to the Company’s Form 10-Q for the period ended December 31, 1996)

*10.12	Stock Purchase Agreement by and among Vail Resorts, Inc., Ralston Foods, Inc. and Ralston Resorts, Inc. dated July 22, 1996 (Filed as Exhibit 10.10 to the Company’s Registration Statement on Form 10, dated December 27, 1996)

*10.13	Amended and Restated Incentive Stock Plan Effective October 1, 2008 (Filed as Exhibit 10.10 to the Company’s Form 10-K for the year ended September 30, 2008)

*10.14	Form of Amended and Restated Management Continuity Agreement for Corporate Officers (Filed as Exhibit 10.2 to the Company’s Form 10-Q for the period ended March 31, 2006)

*10.15	Form of Management Continuity Agreement for Co-Chief Executive Officers (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the period ended March 31, 2006)

*10.16	Summary of Terms for 1998 Non-Qualified Stock Options (Filed as Exhibit 10.23 to the Company’s Form 10-K for the year ended September 30, 1998)

*10.17	Split Dollar Second to Die Life Insurance Arrangement (Filed as Exhibit 10.07 to the Company’s Registration Statement on Form 10 dated December 27, 1996)

*10.18	Amended and Restated Deferred Compensation Plan for Non-Management Directors Effective October 1, 2008. (Filed as Exhibit 10.17 to the Company’s Form 10-K for the year ended September 30, 2008)

*10.19	Amended and Restated Deferred Compensation Plan for Key Employees Effective October 1, 2008. (Filed as Exhibit 10.18 to the Company’s Form 10-K for the year ended September 30, 2008)

*10.20	Executive Health Plan Effective January 1, 2001 (Filed as Exhibit 10.20 to the Company’s Form 10-K for the year ended September 30, 2005)

Exhibit
Number	Description of Exhibit

*10.21	Amended and Restated Executive Long Term Disability Plan Effective October 1, 2005 (Filed as Exhibit 10.21 to the Company’s Form 10-K for the year ended September 30, 2005)

*10.22	Supplemental Retirement Plan (Filed as Exhibit 10.14 to the Company’s Registration Statement on Form 10 dated December 27, 1996)

*10.23	Amended and Restated Retired Executive Survivor Benefit Plan Effective October 1, 2005 (Filed as Exhibit 10.23 to the Company’s Form 10-K for the year ended September 30, 2005)

*10.24	Amended and Restated Executive Savings Investment Plan Effective October 1, 2008

*10.25	Form of Indemnification Agreement for all Non-Management Directors of the Company (Filed as Exhibit 10.35 to the Company’s Form 10-K for the year ended September 30, 1999)

*10.26	Form of Indemnification Agreement for all Management Directors of the Company (Filed as Exhibit 10.36 to the Company’s Form 10-K for the year ended September 30, 1999)

*10.27	Form of Indemnification Agreement for all Corporate Officers who are not Directors of the Company (Filed as Exhibit 10.37 to the Company’s Form 10-K for the year ended September 30, 1999)

*10.28	Summary of Terms of 1999 Non-Qualified Stock Options (Filed as Exhibit 10.38 to the Company’s Form 10-K for the year ended September 30, 1999)

*10.29	Summary of Terms of 2001 Non-Qualified Stock Options (Filed as Exhibit 10.33 to the Company’s Form 10-K for the year ended September 30, 2001)

*10.30	Form of Non-Qualified Stock Option Agreement dated May 24, 2001 for each Non-Management Director (Filed as Exhibit 10.34 to the Company’s Form 10-K for the year ended September 30, 2001)

*10.31	Form of Non-Qualified Director Stock Option Agreement dated September 27, 2001 for each Non-Management Director (Filed as Exhibit 10.35 to the Company’s Form 10-K for the year ended September 30, 2001)

*10.32	Restricted Stock Award Agreement dated May 24, 2001 with William P. Stiritz (Filed as Exhibit 10.36 to the Company’s Form 10-K for the year ended September 30, 2001)

*10.33	Amended and Restated Ralcorp Holdings, Inc. 2002 Incentive Stock Plan Effective October 1, 2008 (Filed as Exhibit 10.32 to the Company’s Form 10-K for the year ended September 30, 2008)

*10.34	2002 Restricted Stock Award Agreement with William P. Stiritz granted January 2, 2002 (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the period ended March 31, 2002)

*10.35	Form of 2002 Non-Qualified Stock Option Agreement (Filed as Exhibit 10.2 to the Company’s Form 10-Q for the period ended March 31, 2002)

*10.36	Form of 2002 Non-Qualified Stock Option Agreement for Non-Management Directors (Filed as Exhibit 10.41 to the Company’s Form 10-K for the year ended September 30, 2002)

*10.37	2003 Restricted Stock Award Agreement with William P. Stiritz (Filed as Exhibit 10.42 to the Company’s Form 10-K for the year ended September 30, 2003)

*10.38	Form of 2003 Non-Qualified Stock Option Agreement (Filed as Exhibit 10.42 to the Company’s Form 10-K for the year ended September 30, 2003)

*10.39	Form of 2003 Non-Qualified Stock Option Agreement for Non-Management Directors (Filed as Exhibit 10.42 to the Company’s Form 10-K for the year ended September 30, 2003)

*10.40	Restricted Stock Award Agreement dated January 2, 2004 with William P. Stiritz (Filed as Exhibit 10.42 to the Company’s Form 10-K for the year ended September 30, 2004)

*10.41	Form of Non-Qualified Stock Option Agreement dated February 5, 2004 (Filed as Exhibit 10.44 to the Company’s Form 10-K for the year ended September 30, 2004)

*10.42	Form of 2004 Long-Term Restricted Stock Award for Corporate Officers (Filed as Exhibit 99.1 to the Company’s Form 8-K dated as of September 29, 2004)

Exhibit
Number	Description of Exhibit

*10.43	Form of Director Non-Qualified Stock Option Agreement dated September 23, 2004 (Filed as Exhibit 99.1 to the Company’s Form 8-K dated September 29, 2004)

*10.44	Form of Non-Qualified Stock Option Agreement dated February 2, 2005 (Filed as Exhibit 10.2 to the Company’s Form 10-Q for the period ended March 31, 2005)

*10.45	Restricted Stock Award Agreement dated June 29, 2005 (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the period ended June 30, 2005)

*10.46	Form of Director Non-Qualified Stock Option Agreement dated September 29, 2005 (Filed as Exhibit 99.1 to the Company’s Form 8-K dated October 5, 2005)

*10.47	Form of Stock Appreciation Rights Agreement dated September 29, 2005 (Filed as Exhibit 10.48 to the Company’s Form 10-K for the year ended September 30, 2005)

*10.48	Restricted Stock Award Agreement dated January 3, 2006 with William P. Stiritz (Filed as Exhibit 99.1 to the Company’s Form 8-K dated January 5, 2006)

*10.49	Form of 2006 Non-Qualified Stock Option Agreement dated September 28, 2006 (Filed as Exhibit 99.1 to the Company’s Form 8-K filed on October 4, 2006)

*10.50	Form of Stock Appreciation Rights — Summary of Terms (Filed as Exhibit 99.1 to the Company’s Form 8-K filed on October 4, 2006)

*10.51	Restricted Stock Award Agreement dated September 28, 2006 with Richard G. Scalise (Filed as Exhibit 10.53 to the Company’s Form 10-K filed on December 13, 2006)

*10.52	Restricted Stock Award Agreement dated January 3, 2007 with William P. Stiritz (Filed as Exhibit 99.1 to the Company’s Form 8-K dated January 8, 2007)

*10.53	Amended and Restated Ralcorp Holdings, Inc. 2007 Incentive Stock Plan Effective October 1, 2008 (Filed as Exhibit 10.52 to the Company’s Form 10-K for the year ended September 30, 2008)

*10.54	Long-Term Restricted Stock Awards dated March 30, 2007 granted to the Company’s named executive officers described in the Company’s 2006 Proxy Statement (Filed as Exhibit 99.1 to the Company’s Form 8-K filed on September 29, 2004)

*10.55	Form of Stock Appreciation Rights Agreement dated September 27, 2007 (Summary of terms filed in the Company’s 8-K on October 2, 2007)

*10.56	Form of 2007 Non-Employee Director Stock Appreciation Rights dated September 27, 2007 (Filed as Exhibit 99.1 to the Company’s 8-K filed on October 2, 2007)

*10.57	Form of 2007 Non-Employee Director Stock Appreciation Rights Agreement dated October 1, 2007 (Filed as Exhibit 99.1 to the Company’s 8-K filed on October 2, 2007)

*10.58	Form of Long-Term Cash Incentive Award Agreement for Co-Chief Executive Officers (Filed as Exhibit 10.57 to the Company’s Form 10-K for the year ended September 30, 2008)

*10.59	Form of Long-Term Cash Incentive Award Agreement for Corporate Officers (Filed as Exhibit 10.578 to the Company’s Form 10-K for the year ended September 30, 2008)

*10.60	Form of Stock Appreciation Rights Agreement dated September 25, 2008 (Filed as Exhibit 10.1 to the Company’s Form 8-K dated September 25, 2008)

*10.61	Form of Non-Employee Director Stock Appreciation Rights Agreement dated September 25, 2008 (Filed as Exhibit 10.2 to the Company’s Form 8-K dated September 25, 2008)

*10.62	Form of Amendment to Non-Qualified Stock Option Agreements and Stock Appreciation Rights Agreements for Non-Employee Directors, effective October 2, 2008 (Filed as Exhibit 10.2 to the Company’s Form 10-Q for the period ended December 31, 2008)

*10.63	Form of Amendment to the Management Continuity Agreements for Co-Chief Executive Officers and Corporate Officers, effective October 1, 2008 (Filed as Exhibit 10.3 to the Company’s Form 10-Q for the period ended December 31, 2008)

Exhibit
Number	Description of Exhibit

*10.64	Form of Amendment to Restricted Stock Award Agreements for Corporate Officers, effective October 1, 2008, (Filed as Exhibit 10.4 to the Company’s Form 10-Q for the period ended December 31, 2008)

*10.65	Form of Amendment to Non-Qualified Stock Option Agreements and Stock Appreciation Rights Agreements, effective October 1, 2008, (Filed as Exhibit 10.5 to the Company’s Form 10-Q for the period ended December 31, 2008)

*10.66	Restricted Stock Unit Agreement for Co-Chief Executive Officers dated October 9, 2009 (Filed as Exhibit 10.1 to the Company’s Form 8-K dated October 15, 2009)

*10.67	Restricted Stock Unit Agreement for Non-Chief Executive Officers dated October 9, 2009 (Filed as Exhibit 10.2 to the Company’s Form 8-K dated October 15, 2009)

*10.68	Restricted Stock Agreement for Non-Chief Executive Officers dated October 9, 2009 (Filed as Exhibit 10.3 to the Company’s Form 8-K dated October 15, 2009)

*10.69	Floating Rate Senior Notes, Series A, due May 22, 2010 Note Purchase Agreement (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the period ended June 30, 2003)

*10.70	$145,000,000 4.24% Series B Senior Notes due December 22, 2010, First Supplement to Note Purchase Agreements dated as of December 22, 2003 (Filed as Exhibit 10.4 to the Company’s Form 10-Q for the period ended December 31, 2003)

*10.71	$50,000,000 5.43% Series C Senior Notes due December 22, 2013, Second Supplement to Note Purchase Agreements dated as of December 22, 2003 (Filed as Exhibit 10.5 to the Company’s Form 10-Q for the period ended December 31, 2003)

*10.72	$75,000,000 4.76% Series D Senior Notes due December 22, 2013, Third Supplement to Note Purchase Agreements dated as of December 22, 2003 (Filed as Exhibit 10.6 to the Company’s Form 10-Q for the period ended December 31, 2003)

*10.73	First Amendment dated as of December 22, 2005 to Note Purchase Agreements dated as of May 22, 2003 and Series A, B, C, D and E and F Senior Notes (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the period ended December 31, 2005)

*10.74	$100,000,000 5.57% Senior Notes, Series E due December 21, 2015, Fourth Supplement to Note Purchase Agreement Senior Notes dated as of December 21, 2005 (Filed as Exhibit 10.2 to the Company’s Form 10-Q for the period ended December 31, 2005)

*10.75	$75,000,000 5.43% Senior Notes, Series F due December 21, 2012, Fifth Supplement to Note Purchase Agreement Senior Notes dated as of December 21, 2005 (Filed as Exhibit 10.3 to the Company’s Form 10-Q for the period ended December 31, 2005)

*10.76	$75,000,000 5.56% Senior Notes, Series I, Tranche A, and $25,000,000 5.58% Senior Notes, Series I, Tranche B due January 18, 2019, Eighth Supplement to Note Purchase Agreement dated January 18, 2007 (Filed as Exhibit 99.1 to the Company’s Form 8-K on January 24, 2007)

*10.77	$100,000,000 5.93% Senior Notes, Series J due May 11, 2022, Ninth Supplement to Note Purchase Agreement, dated May 11, 2007 (Filed as Exhibit 99.1 Company’s Form 8-K on May 15, 2007)

*10.78	Second Amendment dated as of July 9, 2008 to Note Purchase Agreements dated as of May 22, 2003 and Series A, B, C, D, E, F, G, H, I and J Senior Notes (Filed as Exhibit 10.4 to the Company’s Form 8-K on August 8, 2008)

*10.79	$400,000,000 Credit Agreement (revolving credit) dated as of July 18, 2008 among Ralcorp Holdings, Inc., the Lenders party thereto, and JPMorgan Chase Bank as Administrative Agent, Swingline Lender and Issuing Bank dated as of July 18, 2008 (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the period ended June 30, 2008)

*10.80	Tax Allocation Agreement dated as of August 4, 2008 between Kraft Foods Inc., Cable Holdco, Inc. and Ralcorp Holdings, Inc. (Filed as Exhibit 10.3 to the Company’s form 8-K filed August 8, 2008)

Exhibit
Number	Description of Exhibit

*10.81	Note Purchase Agreement dated May 28, 2009 for $50,000,000 7.45% Senior Notes, Series 2009A, due May 28, 2019 and $50,000,000 7.60% Senior Notes, Series 2009B, due May 28, 2021 (Filed as Exhibit 10.1 to the Company’s Form 8-K filed June 3, 2009)

*10.82	$500,000,000 Credit Agreement (revolving credit) dated as of July 27, 2010, among Ralcorp Holdings, Inc., the Lenders party thereto, and JPMorgan Chase Bank as Administrative Agent, Swingline Lender and Issuing Bank dated as of July 18, 2008 (Filed as Exhibit 10.1 to the Company’s Form 8-K filed July, 28, 2010)

21	Subsidiaries of the Company

23	Consent of PricewaterhouseCoopers LLP

24	Power of Attorney (Included under Signatures)

31.1	Certification of Kevin J. Hunt pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 29, 2010

31.2	Certification of David P. Skarie pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 29, 2010

31.3	Certification of Thomas G. Granneman pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 29, 2010

32	Certification of Kevin J. Hunt, David P. Skarie and Thomas G. Granneman, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 29, 2010

*	Incorporated by reference