Form 10-Q
period 2010-12-31
RALCORP HOLDINGS INC /MO
filed 2011-02-08
CIK 1029506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

                                            (Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2010.

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO ____________.

Commission file number:     1-12619

Ralcorp Holdings, Inc.
(Exact name of registrant as specified in its charter)

Missouri	43-1766315
(State of Incorporation)	(I.R.S. Employer
Identification No.)

800 Market Street, Suite 2900
St. Louis, MO	63101
(Address of principal	(Zip Code)
Executive offices)

(314) 877-7000
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X)   No (   )

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes (X)   No (  )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):
Large accelerated filer (X)	Accelerated filer ( )	Non-accelerated filer ( )	Smaller reporting company ( )

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes (  )   No (X)

Number of shares of Common Stock, $.01 par value, outstanding as of February 7, 2011:  54,979,073

RALCORP HOLDINGS, INC.

(i)

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

RALCORP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
(Dollars in millions except per share data)

	Three Months Ended
	December 31,
	2010	2009

Net Sales	$1,173.3	$991.9
Cost of goods sold	(855.3)	(719.1)
Gross Profit	318.0	272.8
Selling, general and administrative expenses	(147.5)	(128.5)
Amortization of intangible assets	(19.5)	(11.3)
Other operating expenses, net	(3.9)	(.9)
Operating Profit	147.1	132.1
Interest expense, net	(35.7)	(26.5)
Earnings before Income Taxes	111.4	105.6
Income taxes	(40.1)	(38.4)
Net Earnings	$71.3	$67.2

Earnings per Share
Basic	$1.30	$1.20
Diluted	$1.28	$1.19

See accompanying Notes to Condensed Consolidated Financial Statements.

RALCORP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in millions)

	Three Months Ended
	December 31,
	2010	2009

Net Earnings	$71.3	$67.2
Other comprehensive income	24.0	13.1
Comprehensive Income	$95.3	$80.3

See accompanying Notes to Condensed Consolidated Financial Statements.

RALCORP HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in millions)

	Dec. 31,	Sept. 30,
	2010	2010

Assets
Current Assets
Cash and cash equivalents	$24.9	$29.3
Marketable securities	10.0	10.0
Investment in Ralcorp Receivables Corporation	-	137.8
Receivables, net	315.1	233.4
Inventories	438.2	425.1
Deferred income taxes	4.2	10.6
Prepaid expenses and other current assets	40.4	30.8
Total Current Assets	832.8	877.0
Property, Net	1,207.5	1,219.0
Goodwill	2,949.2	2,945.7
Other Intangible Assets, Net	1,707.8	1,727.0
Other Assets	38.4	36.2
Total Assets	$6,735.7	$6,804.9

Liabilities and Shareholders' Equity
Current Liabilities
Accounts and notes payable	$476.7	$279.5
Other current liabilities	203.2	347.6
Total Current Liabilities	679.9	627.1
Long-term Debt	2,243.3	2,464.9
Deferred Income Taxes	672.1	685.1
Other Liabilities	211.0	198.6
Total Liabilities	3,806.3	3,975.7
Shareholders' Equity
Common stock	.6	.6
Additional paid-in capital	1,948.3	1,945.2
Common stock in treasury, at cost	(347.0)	(348.8)
Retained earnings	1,339.4	1,268.1
Accumulated other comprehensive loss	(11.9)	(35.9)
Total Shareholders' Equity	2,929.4	2,829.2
Total Liabilities and Shareholders' Equity	$6,735.7	$6,804.9

See accompanying Notes to Condensed Consolidated Financial Statements.

RALCORP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in millions)

	Three Months Ended
	December 31,
	2010	2009

Cash Flows from Operating Activities
Net earnings	$71.3	$67.2
Adjustments to reconcile net earnings to net
cash flow provided by operating activities:
Depreciation and amortization	56.9	38.4
Stock-based compensation expense	3.8	5.0
Deferred income taxes	(12.2)	(9.5)
Other, net	57.9	19.8
Net Cash Provided by Operating Activities	177.7	120.9

Cash Flows from Investing Activities
Additions to property and intangible assets	(21.1)	(22.5)
Proceeds from sale of property	-	.3
Purchases of securities	(10.0)	(12.8)
Proceeds from sale or maturity of securities	10.0	14.8
Net Cash Used by Investing Activities	(21.1)	(20.2)

Cash Flows from Financing Activities
Repayments of long-term debt	(42.2)	(89.7)
Net repayments under credit arrangements	(79.3)	-
Purchases of treasury stock	(.6)	(115.5)
Proceeds and tax benefits from exercise of stock awards	2.3	.7
Changes in book cash overdrafts	(41.5)	(27.6)
Other, net	(.1)	-
Net Cash Used by Financing Activities	(161.4)	(232.1)

Effect of Exchange Rate Changes on Cash	.4	.4

Net Decrease in Cash and Cash Equivalents	(4.4)	(131.0)
Cash and Cash Equivalents, Beginning of Period	29.3	282.8
Cash and Cash Equivalents, End of Period	$24.9	$151.8

See accompanying Notes to Condensed Consolidated Financial Statements.

RALCORP HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions except per share data)

NOTE 1 – PRESENTATION OF CONDENSED FINANCIAL STATEMENTS

The accompanying unaudited historical financial statements of Ralcorp Holdings, Inc. (“Ralcorp” or the “Company”) have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  These interim financial statements reflect all adjustments which are, in the opinion of management, necessary to fairly state the results for the periods presented.  All such adjustments are of a normal recurring nature.  Certain amounts for prior periods have been reclassified to conform to the current period’s presentation, including segment information.  Operating results for the periods presented are not necessarily indicative of the results for the full year.  These statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended September 30, 2010, filed on November 29, 2010.  The significant accounting policies for the accompanying financial statements are the same as disclosed in Note 1 in that Annual Report, except that Ralcorp Receivables Corporation is now presented on a consolidated basis (see Note 2 and Note 13).

NOTE 2 – RECENTLY ISSUED ACCOUNTING STANDARDS

Issued in December 2009, Accounting Standards Update (ASU) No. 2009-16 amends the ASC for the issuance of FAS 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140.”  The amendments in this ASU improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance (which had been applied to Ralcorp Receivables Corporation) and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets.  In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets.  Comparability and consistency in accounting for transferred financial assets were also improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting.  Also issued in December 2009, ASU 2009-17 amends the ASC for the issuance of FAS 167, “Amendments to FASB Interpretation No. 46(R).”  The amendments in this ASU replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity.  An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity.  The amendments in this ASU also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements.  These ASUs became effective for Ralcorp’s 2011 fiscal year and affected the Company’s reporting related to its sale of accounts receivable (see Note 13).  In fiscal 2011, the outstanding balance of receivables sold remain on Ralcorp’s consolidated balance sheet ($206.7 at December 31, 2010), proceeds received from the conduits ($100.0 at December 31, 2010) are shown as notes payable in Ralcorp’s consolidated balance sheet, and there is no investment in Ralcorp Receivables Corporation at December 31, 2010.  In addition, any proceeds received from or paid to the conduits are shown as cash flows from financing activities rather than from operating activities in Ralcorp’s consolidated statement of cash flows.  Because these ASUs are required to be applied prospectively, prior period amounts have not been reclassified to conform.

NOTE 3 – BUSINESS COMBINATIONS

On May 31, 2010, the Company acquired J.T. Bakeries Inc., a leading manufacturer of high-quality private-brand and co-branded gourmet crackers in North America, and North American Baking Ltd., a leading manufacturer of premium private-brand specialty crackers in North America.  These businesses operate plants in Kitchener and Georgetown, Ontario and are included in Ralcorp’s Snacks, Sauces & Spreads segment.  On June 25, 2010, the Company acquired Sepp’s Gourmet Foods Ltd., a leading manufacturer of foodservice and private-brand frozen griddle products.  Sepp’s has operations in Delta, British Columbia and in Richmond Hill, Ontario and is included in

Ralcorp’s Frozen Bakery Products segment.  Net sales and operating profit included in the statement of earnings related to these three acquisitions were $43.2 and $3.1, respectively, for the three months ended December 31, 2010.

On July 27, 2010, the Company completed the purchase of American Italian Pasta Company (AIPC), which is reported as Ralcorp’s Pasta segment.  Ralcorp acquired all of the outstanding shares of AIPC common stock for $53.00 per share in cash.  AIPC is based in Kansas City, Missouri and has four plants that are located in Columbia, South Carolina; Excelsior Springs, Missouri; Tolleson, Arizona; and Verolanuova, Italy.  The intangible assets consist of $372.2 of customer relationships with a weighted-average life of 16 years and $193.0 of trademarks of which $180.8 have indefinite lives and $12.2 have a weighted-average life of 15 years.  Finished goods inventory acquired in the acquisition was valued essentially as if Ralcorp were a distributor purchasing the inventory.  This resulted in a one-time allocation of purchase price to acquired inventory which was $3.9 higher than the historical manufacturing cost of the inventory.  All of the $3.9 inventory valuation adjustment was recognized in cost of products sold during fiscal 2010.

Each of the acquisitions was accounted for using the purchase method of accounting, whereby the results of operations of each of the following acquisitions are included in the statements of earnings from the date of acquisition.  The purchase price was allocated to acquired assets and liabilities based on their estimated fair values at the date of acquisition, and any excess was allocated to goodwill.  The following table summarizes the provisional amounts recognized as of September 30, 2010, as well as adjustments made in the three months ended December 31, 2010.  The adjustments did not have a significant impact on the consolidated statements of income, balance sheets or cash flows in any period; therefore, the financial statements have not been retrospectively adjusted.  Certain estimated values are not yet finalized (primarily deferred tax assets and liabilities) and are subject to change once additional information is obtained (but no later than one year from the applicable acquisition date).

	Acquisition	Adjustments	Acquisition
	Date Amounts	During the	Date Amounts
	Recognized as of	Three Months Ended	Recognized
	September 30, 2010 (a)	December 31, 2010	(as Adjusted)
Cash	$41.1	$-	$41.1
Receivables (b)	53.7	.7	54.4
Inventories (c)	55.6	(.2)	55.4
Other current assets	22.2	-	22.2
Property (d)	306.1	1.6	307.7
Goodwill	577.4	-	577.4
Other intangible assets (c)	612.9	(2.0)	610.9
Other assets	.6	-	.6
Total assets acquired	1,669.6	.1	1,669.7
Accounts payable	(35.6)	-	(35.6)
Other current liabilities (b)	(31.1)	(.1)	(31.2)
Deferred income taxes	(243.1)		(243.1)
Other liabilities	(6.2)		(6.2)
Total liabilities assumed	(316.0)	(.1)	(316.1)
Net assets acquired	$1,353.6	$-	$1,353.6

(a)	As previously reported in Ralcorp’s 2010 Annual Report on Form 10-K.
(b)	The adjustments to “Receivables” and “Other current liabilities” reflect the identification of unrecorded AIPC assets or liabilities at the acquisition date.
(c)
The adjustments to “Inventories” and “Other intangible assets” reflects changes in the estimated fair value of AIPC’s inventories and customer relationships based on the valuation analyses finalized late in the first quarter of fiscal 2011.

(d)
The adjustments to “Property” reflect changes in the estimated fair values for AIPC (increase of $1.5) and Sepp’s Gourmet Foods (increase of $.1) based on the analyses finalized late in the first quarter of fiscal 2011.

Supplemental Pro Forma Information

The following unaudited pro forma information shows Ralcorp’s results of operations as if the fiscal 2010 business combinations had all been completed on October 1, 2009.  The acquirees’ pre-acquisition results have been added to Ralcorp’s historical results, and the totals have been adjusted for the pro forma effects of amortization of intangible assets recognized as part of the business combination, inventory valuation adjustments, interest expense related to the financing of the business combinations, and related income taxes.  These pro forma results may not necessarily reflect the actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations.

	Three Months Ended
	December 31,
	2010	2009
Net sales	$1,173.3	$1,178.7
Net earnings	71.4	77.4
Basic earnings per share	1.30	1.38
Diluted earnings per share	1.28	1.37

NOTE 4 – GOODWILL

The changes in the carrying amount of goodwill by reportable segment (see Note 16) were as follows:

	Branded	Other	Snacks,	Frozen
	Cereal	Cereal	Sauces	Bakery
	Products	Products	& Spreads	Products	Pasta	Total
Balance, September 30, 2010
Goodwill (gross)	$1,794.1	$47.2	$293.5	$367.7	$522.7	$3,025.2
Accumulated impairment losses	-	-	(79.5)	-	-	(79.5)
Goodwill (net)	$1,794.1	$47.2	$214.0	$367.6	$522.8	$2,945.7
Purchase price allocation adjust.	-	-	-	(.1)	.1	-
Currency translation adjustment	.2	-	1.4	1.9	-	3.5
Balance, December 31, 2010
Goodwill (gross)	$1,794.3	$47.2	$294.9	$369.5	$522.8	$3,028.7
Accumulated impairment losses	-	-	(79.5)	-	-	(79.5)
Goodwill (net)	$1,794.3	$47.2	$215.4	$369.5	$522.8	$2,949.2

NOTE 5 – PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company sponsors qualified and supplemental noncontributory defined benefit pension plans and other postretirement benefit plans for certain of its employees.  The following table provides the components of net periodic benefit cost for the plans.

	Three Months Ended
	December 31,
	2010	2009
Pension Benefits
Service cost	$1.4	$1.7
Interest cost	3.1	3.3
Expected return on plan assets	(4.7)	(4.0)
Amortization of prior service cost	.1	.1
Amortization of net loss	1.2	.9
Net periodic benefit cost	$1.1	$2.0

Other Postretirement Benefits
Service cost	$.6	$.7
Interest cost	1.3	1.3
Amortization of prior service cost	(.3)	(.3)
Net periodic benefit cost	$1.6	$1.7

NOTE 6 – EARNINGS PER SHARE

The weighted-average shares outstanding for basic and diluted earnings per share were as follows (in thousands):

	Three Months Ended
	December 31,
	2010	2009

Weighted Average Shares
for Basic Earnings per Share	54,703	55,924
Dilutive effect of:
Stock options	270	346
Stock appreciation rights	222	142
Restricted stock awards	230	150
Weighted Average Shares
for Diluted Earnings per Share	55,425	56,562

The following schedule shows stock appreciation rights (SARs) which were outstanding and could potentially dilute basic earnings per share in the future but which were not included in the computation of diluted earnings per share for the periods indicated because to do so would have been antidilutive (in thousands).

	Three Months Ended
	December 31,
	2010	2009
SARs at $56.56 per share	-	405
SARs at $66.07 per share	504	504
SARs at $65.45 per share	-	25
SARs at $58.79 per share	8	8
SARs at $56.27 per share	372	390
SARs at $57.14 per share	13	13
SARs at $57.45 per share	536	-

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

As of December 31, 2010, the Company’s derivative instruments consisted of commodity contracts (options, futures, and swaps) used as cash flow or fair value hedges on ingredient purchases, and foreign currency forward contracts used as cash flow hedges on receipts of foreign currency-denominated accounts receivable.  The Company has hedged approximately 20% to 70% of its needs related to wheat, corn, soy oil, natural gas, diesel, and corrugated packaging over a six to twelve month period.  Certain commodity-related derivatives do not meet the criteria for cash flow hedge accounting or simply are not designated as hedging instruments; nonetheless, they are used to manage the future cost of raw materials.  At December 31, 2010, the Company held foreign currency forward contracts with a total notional amount of $43.7.

The following table shows the fair value and balance sheet location of the Company’s derivative instruments as of December 31, 2010 and September 30, 2010, all of which were designated as hedging instruments under ASC Topic 815 except $6.0 of the commodity contracts in asset positions as of December 31, 2010.

	Fair Value
	Dec. 31,	Sept. 30,
	2010	2010	Balance Sheet Location
Asset Derivatives
Foreign exchange contracts	$2.7	$.9	Prepaid expenses and other current assets
Commodity contracts	19.1	15.8	Prepaid expenses and other current assets
	$21.8	$16.7

Liability Derivatives
Commodity contracts	$1.3	$2.6	Other current liabilities

The following tables illustrate the effect of the Company’s derivative instruments on the statements of earnings and other comprehensive income (OCI) for the three months ended December 31, 2010 and 2009.

					Gain (Loss)
			Gain (Loss)		Recognized in
	Amount of Gain		Reclassified from		Earnings [Ineffective
	(Loss) Recognized		Accumulated OCI		Portion and Amount
Derivatives in	in OCI		into Earnings		Excluded from
ASC Topic 815 Cash Flow	[Effective Portion]		[Effective Portion]		[Effectiveness Testing]
Hedging Relationships	2010	2009	2010	2009	2010	2009	Location in Earnings
Commodity contracts	$19.2	$9.4	$.3	$(5.5)	$(.1)	$(.2)	Cost of goods sold
Foreign exchange contracts	1.8	.7	.7	2.1	-	-	SG&A expenses
Interest rate contracts	-	-	(.4)	(1.0)	-	-	Interest expense, net
	$21.0	$10.1	$.6	$(4.4)	$(.1)	$(.2)

Derivatives in	Amount of Gain (Loss)
ASC Topic 815 Fair Value	Recognized in Earnings		Location of Gain (Loss)
Hedging Relationships	2010	2009	Recognized in Earnings
Commodity contracts	$(.1)	$-	Cost of goods sold

Derivatives Not Designated	Amount of Gain (Loss)
as Hedging Instruments	Recognized in Earnings		Location of Gain (Loss)
Under ASC Topic 815	2010	2009	Recognized in Earnings
Commodity contracts	$4.8	$-	Cost of goods sold

Approximately $35.3 of the net cash flow hedge gains reported in accumulated OCI at December 31, 2010 are expected to be reclassified into earnings within the next twelve months.  For gains or losses associated with commodity contracts, the reclassification will occur when the products produced with hedged materials are sold.  For gains or losses associated with foreign exchange contracts, the reclassification will occur as hedged foreign currency-denominated accounts receivable are received.  For gains or losses associated with interest rate swaps, the reclassification occurs on a straight-line basis over the term of the related debt.

Certain of the Company’s derivative instruments contain provisions that require the Company to post collateral when the derivatives in liability positions exceed a specified threshold, and others require collateral even when the derivatives are in asset positions.  The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on December 31, 2010 and September 30, 2010 was $1.3 and $2.6, respectively, and the related collateral required was $10.0 at both dates.

NOTE 8 – FAIR VALUE MEASUREMENTS

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis and the basis for that measurement according to the levels in the fair value hierarchy in ASC Topic 820:

	December 31, 2010			September 30, 2010
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Marketable securities	$10.0	$10.0	$-	$10.0	$10.0	$-
Derivative assets	21.8	-	21.8	16.7	-	16.7
Deferred compensation investment	25.0	25.0	-	22.2	22.2	-
	$56.8	$35.0	$21.8	$48.9	$32.2	$16.7
Liabilities
Derivative liabilities	$1.3	$-	$1.3	$2.6	$-	$2.6
Deferred compensation liabilities	34.9	-	34.9	31.2	-	31.2
	$36.2	$-	$36.2	$33.8	$-	$33.8

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

The carrying amounts reported on the consolidated balance sheets for cash and cash equivalents, receivables, and accounts and notes payable approximate fair value because of the short maturities of these financial instruments.

The carrying amount of the Company’s variable rate long-term debt (see Note 14) approximates fair value because the interest rates are adjusted to market frequently.  Based on the discounted amount of future cash flows, using Ralcorp’s incremental rate of borrowing for similar debt, the Company’s fixed rate debt (which had a carrying amount of $1,951.6 as of December 31, 2010 and $1,991.4 as of September 30, 2010) had an estimated fair value of $2,240.6 as of December 31, 2010 and $2,399.5 as of September 30, 2010.

NOTE 9 – INVENTORIES

The reported value of inventories consisted of:

	Dec. 31,	Sept. 30,
	2010	2010
Raw materials and supplies	$173.1	$172.4
Finished products	265.1	252.7
	$438.2	$425.1

NOTE 10 – PROPERTY, NET

The reported value of property, net, consisted of:

	Dec. 31,	Sept. 30,
	2010	2010
Property at cost	$1,885.2	$1,858.5
Accumulated depreciation	(677.7)	(639.5)
	$1,207.5	$1,219.0

NOTE 11 – OTHER INTANGIBLE ASSETS, NET

The reported value of other intangible assets, net, consisted of:

	Dec. 31,	Sept. 30,
	2010	2010
Computer software	$66.2	$66.0
Customer relationships	840.6	840.1
Trademarks/brands	989.6	989.6
Other	13.1	13.1
	1,909.5	1,908.8
Accumulated amortization	(201.7)	(181.8)
	$1,707.8	$1,727.0

Amortization expense related to intangible assets was:

	Three Months Ended
	December 31,
	2010	2009
Computer software	$1.8	$1.9
Customer relationships	15.4	7.2
Trademarks/brands	1.8	1.7
Other	.5	.5
	$19.5	$11.3

For the intangible assets recorded as of December 31, 2010, total amortization expense of $78.7, $77.5, $68.2, $62.9, and $58.9 is scheduled for fiscal 2011, 2012, 2013, 2014, and 2015, respectively.

NOTE 12 – CONTINGENCIES

In May 2009, a customer notified the Company that it was seeking to recover out-of-pocket costs and damages associated with the customer’s recall of certain peanut butter-based products.  The customer recalled those products in January 2009 because they allegedly included ingredients that had the potential to be contaminated with salmonella.  The customer’s recall stemmed from the U.S. Food and Drug Administration and other authorities’ investigation of Peanut Corporation of America, which supplied the Company with peanut paste and other ingredients.  In accordance with the Company’s contractual arrangements with the customer, the parties submitted these claims to mediation.  In January 2011, the Company resolved all pending contractual and other claims, resulting in a payment by the Company of $5.0 and an obligation to pay an additional $5.0 in the future, subject to the customer’s completion of certain contractual obligations.  The Company accrued $7.5 in the fiscal year ended September 30, 2010 based on early estimates of the settlement amount, and accrued an additional $2.5 in the quarter ended December 31, 2010.

From time to time, the Company is a party to various other legal proceedings.  The Company’s liability, if any, from pending legal proceedings cannot be determined with certainty; however, in the opinion of management, based upon the information presently known, the ultimate liability, if any, arising from the pending legal proceedings, as well as from asserted legal claims and known potential legal claims which are likely to be asserted, taking into account established accruals for estimated liabilities (if any), are not expected to be material to the Company’s consolidated financial position, results of operations or cash flows.  In addition, while it is difficult to quantify with certainty the potential financial impact of actions regarding expenditures for compliance with regulatory matters, in the opinion of management, based upon the information currently available, the ultimate liability arising from such compliance matters should not be material to the Company’s consolidated financial position, results of operations or cash flows.

NOTE 13 – SHORT-TERM FINANCING ARRANGEMENTS

The Company has an agreement to sell, on an ongoing basis, all of the trade accounts receivable of certain of its subsidiaries to a wholly owned, bankruptcy-remote subsidiary named Ralcorp Receivables Corporation (RRC).  As of December 31, 2010, the accounts receivable of the AIPC, J.T. Bakeries, North American Baking, Sepp’s Gourmet Foods, Post Foods Canada, Bloomfield Bakers, Western Waffles, and Medallion Foods businesses had not been incorporated into the agreement and were not being sold to RRC.  RRC can in turn sell up to $135.0 of ownership interests in qualifying receivables to bank commercial paper conduits.  Ralcorp continues to service the receivables (with no significant servicing assets or liabilities) and remits collections to RRC, who remits the appropriate portion to the conduits as part of a monthly net settlement including the sale of an additional month of receivables.  Interest incurred on the funding received from the conduits totaled $.3 in the three months ended December 31, 2010.  Accounting for this agreement changed as of the beginning of fiscal 2011, as described in Note 2.

In December 2010, the Company entered into uncommitted credit arrangements with banks totaling $150.0.  The arrangements expire in December 2011.

As of December 31, 2010, funding from the receivables securitization was $100.0 at a weighted-average interest rate of 1.31%, and borrowings under the uncommitted credit arrangements (which had an initial term maturing January 31, 2011) were $150.0 at a weighted-average interest rate of 1.76%.  These amounts are reflected on the Company’s consolidated balance sheet in “Accounts and notes payable.”  There were no corresponding amounts as of September 30, 2010.

NOTE 14 – LONG-TERM DEBT

The reported value of long-term debt consisted of:

	December 31, 2010		September 30, 2010
	Balance	Rate	Balance	Rate
Fixed Rate Senior Notes, Series B	$-	n/a	$29.0	4.24%
Fixed Rate Senior Notes, Series C	50.0	5.43%	50.0	5.43%
Fixed Rate Senior Notes, Series D	32.1	4.76%	42.9	4.76%
Fixed Rate Senior Notes, Series E	100.0	5.57%	100.0	5.57%
Fixed Rate Senior Notes, Series F	75.0	5.43%	75.0	5.43%
Fixed Rate Senior Notes, Series I-1	75.0	5.56%	75.0	5.56%
Fixed Rate Senior Notes, Series I-2	25.0	5.58%	25.0	5.58%
Fixed Rate Senior Notes, Series J	100.0	5.93%	100.0	5.93%
Fixed Rate Senior Notes maturing 2018	577.5	7.29%	577.5	7.29%
Floating Rate Senior Notes maturing 2018	20.0	2.83%	20.0	2.98%
Fixed Rate Senior Notes maturing 2020	67.0	7.39%	67.0	7.39%
4.95% Senior Notes maturing 2020	300.0	4.95%	300.0	4.95%
Fixed Rate Senior Notes maturing 2039	450.0	6.63%	450.0	6.63%
Fixed Rate Senior Notes, Series 2009A	50.0	7.45%	50.0	7.45%
Fixed Rate Senior Notes, Series 2009B	50.0	7.60%	50.0	7.60%
2008 Revolving Credit Agreement	-	n/a	123.4	1.30%
2010 Revolving Credit Agreement	94.1	2.56%	300.0	2.81%
2010 Term Loan	197.5	2.81%	200.0	2.81%
Other	.1	Various	.1	Various
	2,263.3		2,634.9
Plus: Unamortized premium (discount), net	3.2		3.2
Less: Current portion	(23.2)		(173.2)
	$2,243.3		$2,464.9

NOTE 15 – SHAREHOLDERS’ EQUITY

During the three months ended December 31, 2010 and 2009, the Company repurchased 9,000 and 2,000,000 shares, respectively, of its common stock at a total cost of $.6 and $115.5, respectively.  As of December 31, 2010, there were 8,498,585 shares in treasury and 54,978,050 shares outstanding.  As of September 30, 2010, there were 8,547,923 shares in treasury and 54,928,712 shares outstanding.

Accumulated other comprehensive loss decreased $24.0 during the three months ended December 31, 2010 as a result of a $20.4 net gain from cash flow hedging activities and a $10.3 increase in the foreign currency translation adjustment, offset by $6.7 of related income tax adjustments.

NOTE 16 – SEGMENT INFORMATION

Management evaluates each segment’s performance based on its segment profit, which is its operating profit before impairments of intangible assets, costs related to plant closures, and other unallocated corporate income and expenses.  The following tables present information about the Company’s operating segments, which are also its reportable segments, including corresponding amounts for the prior year.

	Three Months Ended
	December 31,
	2010	2009
Net Sales
Branded Cereal Products	$221.6	$245.9
Other Cereal Products	204.7	194.9
Snacks, Sauces & Spreads	417.4	369.3
Frozen Bakery Products	193.7	181.8
Pasta	135.9	-
Total	$1,173.3	$991.9

Segment Profit
Branded Cereal Products	$49.7	$49.1
Other Cereal Products	21.2	24.2
Snacks, Sauces & Spreads	37.4	47.5
Frozen Bakery Products	23.0	26.4
Pasta	28.2	-
Total segment profit	159.5	147.2
Interest expense, net	(35.7)	(26.5)
Provision for legal settlement	(2.5)	-
Adjustments for economic hedges	4.8	-
Merger and integration costs	(.2)	(.6)
Amounts related to plant closures	(.2)	(.7)
Stock-based compensation expense	(3.8)	(5.0)
Systems upgrade and conversion costs	(2.4)	(1.3)
Other unallocated corporate expenses	(8.1)	(7.5)
Earnings before income taxes	$111.4	$105.6

Depreciation and Amortization
Branded Cereal Products	$14.7	$13.6
Other Cereal Products	6.8	5.2
Snacks, Sauces & Spreads	10.3	8.5
Frozen Bakery Products	10.0	8.7
Pasta	13.2	-
Corporate	1.9	2.4
Total	$56.9	$38.4

	Dec. 31,	Sept. 30,
	2010	2010
Assets
Branded Cereal Products	$3,221.5	$3,271.3
Other Cereal Products	263.0	268.7
Snacks, Sauces & Spreads	739.1	760.0
Frozen Bakery Products	740.2	743.4
Pasta	1,450.2	1,456.6
Total segment assets	6,414.0	6,500.0
Cash and cash equivalents	24.9	29.3
Investment in Ralcorp Receivables Corporation	-	137.8
Other unallocated corporate assets	296.8	137.8
Total	$6,735.7	$6,804.9

NOTE 17 – CONDENSED FINANCIAL STATEMENTS OF GUARANTORS

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

Condensed Consolidating Statements of Earnings

	Three Months Ended December 31, 2010
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Sales	$134.4	$972.6	$94.6	$(28.3)	$1,173.3
Other intercompany revenues	.5	2.7	12.3	(15.5)	-
Cost of goods sold	(95.9)	(708.6)	(79.1)	28.3	(855.3)
Gross Profit	39.0	266.7	27.8	(15.5)	318.0
Selling, general and administrative expenses	(31.5)	(113.4)	(18.1)	15.5	(147.5)
Amortization of intangible assets	(1.3)	(16.6)	(1.6)	-	(19.5)
Other operating expenses, net	(.4)	(3.5)	-	-	(3.9)
Operating Profit	5.8	133.2	8.1	-	147.1
Interest (expense) income, net	(36.1)	.2	.2	-	(35.7)
Earnings before Income Taxes and Equity Earnings	(30.3)	133.4	8.3	-	111.4
Income taxes	10.9	(47.9)	(3.1)	-	(40.1)
Earnings before Equity Earnings	(19.4)	85.5	5.2	-	71.3
Equity in earnings of subsidiaries	90.7	1.6	-	(92.3)	-
Net Earnings	$71.3	$87.1	$5.2	$(92.3)	$71.3

	Three Months Ended December 31, 2009
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Sales	$135.6	$841.1	$48.2	$(33.3)	$991.9
Other intercompany revenues	.5	.5	8.6	(9.6)	-
Cost of goods sold	(98.8)	(611.1)	(42.5)	33.3	(719.1)
Gross Profit	37.3	230.8	14.3	(9.6)	272.8
Selling, general and administrative expenses	(33.0)	(99.0)	(6.1)	9.6	(128.5)
Amortization of intangible assets	(1.9)	(8.9)	(.5)	-	(11.3)
Other operating expenses, net	(.7)	(.2)	-	-	(.9)
Operating Profit	1.7	122.7	7.7	-	132.1
Interest (expense) income, net	(26.9)	.2	.6	-	(26.5)
Earnings before Income Taxes and Equity Earnings	(25.2)	122.5	8.3	-	105.6
Income taxes	9.3	(45.3)	(2.4)	-	(38.4)
Earnings before Equity Earnings	(15.9)	77.2	5.9	-	67.2
Equity in earnings of subsidiaries	83.1	2.7	-	(85.8)	-
Net Earnings	$67.2	$79.9	$5.9	$(85.8)	$67.2

Condensed Consolidating Balance Sheets

	December 31, 2010
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current Assets
Cash and cash equivalents	$6.2	$-	$26.8	$(8.1)	$24.9
Marketable securities	10.0	-	-	-	10.0
Receivables, net	53.7	11.4	252.1	(2.1)	315.1
Inventories	64.5	346.9	26.8	-	438.2
Deferred income taxes	2.1	2.7	(.6)	-	4.2
Prepaid expenses and other current assets	25.6	10.4	4.4	-	40.4
Total Current Assets	162.1	371.4	309.5	(10.2)	832.8
Intercompany Notes and Interest	-	20.8	107.9	(128.7)	-
Investment in Subsidiaries	5,385.9	358.4	-	(5,744.3)	-
Deferred Income Taxes	81.0	-	-	(81.1)	-
Property	243.4	1,410.6	231.2	-	1,885.2
Accumulated Depreciation	(168.8)	(465.6)	(43.3)	-	(677.7)
Goodwill	-	2,844.9	104.3	-	2,949.2
Other Intangible Assets	57.6	1,777.4	74.5	-	1,909.5
Accumulated Amortization	(36.2)	(153.4)	(12.1)	-	(201.7)
Other Assets	12.3	26.0	.1	-	38.4
Total Assets	$5,737.3	$6,190.5	$772.1	$(5,964.2)	$6,735.7

Liabilities and Shareholders' Equity
Current Liabilities
Accounts and notes payable	$195.7	$171.0	$120.2	$(10.2)	$476.7
Other current liabilities	109.0	65.7	28.5	-	203.2
Total Current Liabilities	304.7	236.7	148.7	(10.2)	679.9
Intercompany Notes and Interest	92.8	15.1	20.8	(128.7)	-
Long-term Debt	2,243.2	.1	-	-	2,243.3
Deferred Income Taxes	-	740.2	12.9	(81.0)	672.1
Other Liabilities	167.2	10.7	33.1	-	211.0
Total Liabilities	2,807.9	1,002.8	215.5	(219.9)	3,806.3
Shareholders' Equity
Common stock	.6	-	-	-	.6
Other shareholders' equity	2,928.8	5,187.7	556.6	(5,744.3)	2,928.8
Total Shareholders' Equity	2,929.4	5,187.7	556.6	(5,744.3)	2,929.4
Total Liabilities and Shareholders' Equity	$5,737.3	$6,190.5	$772.1	$(5,964.2)	$6,735.7

	September 30, 2010
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current Assets
Cash and cash equivalents	$.6	$.3	$28.4	$-	$29.3
Marketable securities	10.0	-	-	-	10.0
Investment in Ralcorp Receivables Corporation	180.0	-	-	(42.2)	137.8
Receivables, net	18.2	182.0	173.8	(140.6)	233.4
Inventories	67.6	329.3	28.2	-	425.1
Deferred income taxes	2.1	9.1	(.6)	-	10.6
Prepaid expenses and other current assets	17.4	10.0	3.4	-	30.8
Total Current Assets	295.9	530.7	233.2	(182.8)	877.0
Intercompany Notes and Interest	-	20.8	98.1	(118.9)	-
Investment in Subsidiaries	5,339.1	347.2	-	(5,686.3)	-
Deferred Income Taxes	81.0	-	-	(81.0)	-
Property	243.0	1,389.3	226.2	-	1,858.5
Accumulated Depreciation	(165.7)	(436.8)	(37.0)	-	(639.5)
Goodwill	-	2,844.7	101.0	-	2,945.7
Other Intangible Assets	57.5	1,779.3	72.0	-	1,908.8
Accumulated Amortization	(34.9)	(136.6)	(10.3)	-	(181.8)
Other Assets	35.1	1.0	.1	-	36.2
Total Assets	$5,851.0	$6,339.6	$683.3	$(6,069.0)	$6,804.9

Liabilities and Shareholders' Equity
Current Liabilities
Accounts and notes payable	$64.3	$178.6	$39.4	$(2.8)	$279.5
Other current liabilities	248.9	84.5	14.2	-	347.6
Total Current Liabilities	313.2	263.1	53.6	(2.8)	627.1
Intercompany Notes and Interest	83.0	15.1	20.8	(118.9)	-
Long-term Debt	2,464.9	-	-	-	2,464.9
Deferred Income Taxes	-	753.2	12.9	(81.0)	685.1
Other Liabilities	160.7	7.8	30.1	-	198.6
Total Liabilities	3,021.8	1,039.2	117.4	(202.7)	3,975.7
Shareholders' Equity
Common stock	.6	-	-	-	.6
Other shareholders' equity	2,828.6	5,300.4	565.9	(5,866.3)	2,828.6
Total Shareholders' Equity	2,829.2	5,300.4	565.9	(5,866.3)	2,829.2
Total Liabilities and Shareholders' Equity	$5,851.0	$6,339.6	$683.3	$(6,069.0)	$6,804.9

Condensed Consolidating Statements of Cash Flows

	Three Months Ended December 31, 2010
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Cash Provided (Used) by Operating Activities	$270.7	$(6.1)	$(78.8)	$(8.1)	$177.7

Cash Flows from Investing Activities
Additions to property and intangible assets	(.7)	(21.2)	.8	-	(21.1)
Purchases of securities	(10.0)	-	-	-	(10.0)
Proceeds from sale or maturity of securities	10.0	-	-	-	10.0
Intercompany investments and advances	(35.5)	59.5	(24.0)	-	-
Net Cash (Used) Provided by Investing Activities	(36.2)	38.3	(23.2)	-	(21.1)

Cash Flows from Financing Activities
Repayments of long-term debt	(42.2)	-	-	-	(42.2)
Net (repayments) borrowings under credit arrangements	(179.3)	-	100.0	-	(79.3)
Purchase of treasury stock	(.6)	-	-	-	(.6)
Proceeds and tax benefits from exercise of stock awards	2.3	-	-	-	2.3
Changes in book cash overdrafts	(9.1)	(32.4)	-	-	(41.5)
Other, net	-	(.1)	-	-	(.1)
Net Cash (Used) Provided by Financing Activities	(288.9)	(32.5)	100.0	-	(161.4)

Effect of Exchange Rate Changes on Cash	-	-	.4	-	.4

Net Decrease in Cash and Cash Equivalents	5.6	(.3)	(1.6)	(8.1)	(4.4)
Cash and Cash Equivalents, Beginning of Period	.6	.3	28.4	-	29.3
Cash and Cash Equivalents, End of Period	$6.2	$-	$26.8	$(8.1)	$24.9

	Three Months Ended December 31, 2009
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated

Net Cash Provided (Used) by Operating Activities	$25.7	$97.7	$(2.5)	$120.9

Cash Flows from Investing Activities
Additions to property and intangible assets	(3.4)	(16.4)	(2.7)	(22.5)
Proceeds from sale of property	-	.2	.1	.3
Purchases of securities	(12.8)	-	-	(12.8)
Proceeds from sale or maturity of securities	14.8	-	-	14.8
Intercompany investments and advances	65.2	(64.5)	(.7)	-
Net Cash Provided (Used) by Investing Activities	63.8	(80.7)	(3.3)	(20.2)

Cash Flows from Financing Activities
Repayments of long-term debt	(89.7)	-	-	(89.7)
Purchases of treasury stock	(115.5)	-	-	(115.5)
Proceeds and tax benefits from exercise of stock awards	.7	-	-	.7
Changes in book cash overdrafts	(11.6)	(17.2)	1.2	(27.6)
Net Cash (Used) Provided by Financing Activities	(216.1)	(17.2)	1.2	(232.1)

Effect of Exchange Rate Changes on Cash	-	-	.4	.4

Net Decrease in Cash and Cash Equivalents	(126.6)	(.2)	(4.2)	(131.0)
Cash and Cash Equivalents, Beginning of Period	263.5	.2	19.1	282.8
Cash and Cash Equivalents, End of Period	$136.9	$-	$14.9	$151.8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

    The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and capital resources of Ralcorp Holdings, Inc.  This discussion should be read in conjunction with the financial statements under Item 1 and the CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS under this Item 2.  The terms “our,” “we,” “Company,” and “Ralcorp” as used herein refer to Ralcorp Holdings, Inc. and its consolidated subsidiaries.  Sales information for the “base business,” as reported herein, has been adjusted to exclude estimated current year sales attributable to recently acquired businesses for the period corresponding to the pre-acquisition period of the comparative period of the prior year.  For each acquired business, the excluded period starts at the beginning of the respective quarter or year-to-date period and ends one year after the acquisition date.  We have included financial measures for our base businesses (such as sales growth) because they provide useful and comparable trend information regarding the results of our businesses without the effects of the timing of acquisitions.

RESULTS OF OPERATIONS

As discussed in more detail below, our results for the current year were significantly affected by several fiscal 2010 acquisitions, especially American Italian Pasta Company (“AIPC”).  In the first quarter of fiscal 2011, the acquisitions were accretive by approximately $.24 per share, and we realized cost synergies totaling $3.8 million.
    Unless otherwise indicated, all comparisons of results in the following discussions are for the first quarter of fiscal 2011 ended December 31, 2010 relative to the first quarter of fiscal 2010 ended December 31, 2009.  The following table summarizes key financial measures for those periods.

	Three Months Ended December 31,
	2010	2009	% Change
(dollars in millions, except per share data)
Net Sales	$1,173.3	$991.9	18%
Operating Profit	147.1	132.1	11%
Net Earnings	71.3	67.2	6%
Diluted Earnings per Share	$1.28	$1.19	8%
Adjusted Diluted Earnings per Share (1)	$1.26	$1.21	4%

(1)Adjusted Diluted Earnings per Share	$1.26	$1.21
Adjustments for economic hedges	.05	-
Provision for legal settlement	(.03)	-
Merger and integration costs	-	(.01)
Amounts related to plant closures	-	(.01)
Diluted Earnings per Share	$1.28	$1.19

Net Sales

	Three Months Ended
	December 31,
	2010	2009	% Change
(dollars in millions)
Base-business Net Sales	$994.2	$991.9	0%
Net sales from recent acquisitions
excluded from base-business net sales:
AIPC	135.9	-	14%
Other fiscal 2010 acquisitions	43.2	-	4%
Net Sales	$1,173.3	$991.9	18%

    Net sales increased 18% from last year’s first quarter, primarily as a result of recent acquisitions.  Base-business net sales were flat, as a 2% volume decline and slightly lower net pricing were offset by the effect of product mix (largely due to increases in snack nuts and nutritional bars and declines in ready-to-eat cereals).

Excluding branded cereals, other base-business volume grew 1%.  Although we were able to raise some prices in recent months, overall pricing for the quarter was lower than in last year’s first quarter because of price declines throughout fiscal 2010 (in response to decreased commodity costs during that time).

Margins

	Three Months Ended
	December 31,
	2010	2009
(% of net sales)
Gross Profit	27.1%	27.5%
Selling, general and administrative expenses	-12.6%	-13.0%
Amortization of intangible assets	-1.7%	-1.1%
Other operating expenses, net	-.3%	-.1%
Operating Profit	12.5%	13.3%

Adjusted Gross Profit	26.7%	27.5%
Adjustments for economic hedges	.4%	-%
Gross Profit	27.1%	27.5%

Adjusted Operating Profit	12.3%	13.4%
Adjustments for economic hedges	.4%	-%
Provision for legal settlement	-.2%	-%
Merger and integration costs	-%	-%
Amounts related to plant closures	-%	-.1%
Operating Profit	12.5%	13.3%

Gross profit margin declined slightly as rising commodity costs negatively impacted many of our product categories, with the most significant impact in snack nuts (included in the Snacks, Sauces and Spreads segment), as price increases to customers lagged cost increases.  Ingredient, packaging, and freight costs (net of hedging activities) were approximately $14 million higher.  Increased production-related costs (primarily in the Other Cereal Products and Frozen Bakery Products segments) also reduced overall gross margins, but those effects were largely offset by lower trade promotion spending for Branded Cereal Products, the positive impact of the acquisition of the higher-margin pasta business on our overall sales mix, and a $4.8 million mark-to-market gain related to economic hedge contracts.
Selling, general and administrative expenses as a percentage of net sales declined due to lower distribution-related costs for our cereals segments and reduced stock-based compensation expense due to the timing of grants, partially offset by higher information technology costs (including a multi-site system implementation during the quarter) and Branded Cereal Products segment advertising.
Amortization expense as a percentage of sales increased due to incremental amounts from fiscal 2010 acquisitions (primarily customer relationship intangible assets) and the acceleration of amortization expense on a customer relationship intangible asset in the Other Cereal Products segment due to a shortened estimate of the remaining life of the relationship.  The resulting incremental amortization expense from these items totaled $8.9 million, or $.10 per share, in the quarter.
In addition to the items discussed above, the operating profit margin was affected by the aforementioned adjustment for economic hedges, a provision for legal settlement (as discussed below), and minor merger and integration costs and amounts related to plant closures

Adjustments for Economic Hedges

    We use derivatives to manage our exposure to changes in commodity prices.  In most cases, those derivatives have been designated and qualify as hedges for accounting purposes, such that the derivative gains or losses are deferred in accumulated other comprehensive income (loss) in the balance sheet until the exposure being managed affects earnings.  Although certain hedges (referred to as “economic hedges”) do not meet the criteria for cash flow hedge accounting and related gains or losses must be recognized in earnings immediately, we believe that these instruments are effective in achieving the objective of managing the future cost of raw materials.  Accordingly, for purposes of measuring segment operating performance these gains and losses are reported in unallocated corporate items outside of segment operating results until such time that the exposure being managed affects earnings.  At that time, the gains or losses will be reclassified from unallocated corporate items to segment operating profit, allowing the segments to realize the economic effects of the derivative without experiencing any mark-to-market volatility, which remains in unallocated corporate items.  Similarly, our non-GAAP measures of Adjusted EBITDA and Adjusted Diluted Earnings per Share include adjustments to match the gains or losses on economic hedges with the hedged costs.  In the first quarter of fiscal 2011, net mark-to-market gains on economic hedges were $4.8 million, included in cost of goods sold.

Provision for Legal Settlement

During the three months ended December 31, 2010, we accrued an additional $2.5 million (for a total of $10 million) in connection with the settlement of certain contractual claims by a customer in the Other Cereal Products segment, included in “Other operating expenses, net” on the statement of earnings.  Those claims arose primarily as a result of the customer’s recall of certain peanut-butter-based products in January 2009 stemming from the U.S. Food and Drug Administration and other authorities’ investigation of Peanut Corporation of America, which supplied us with peanut paste and other ingredients.  In January 2011, we resolved all pending contractual and other claims, resulting in a payment by the Company of $5.0 million and an obligation to pay an additional $5.0 million in the future, subject to the customer’s completion of certain contractual obligations.

Interest Expense and Income Taxes

Interest expense increased $9.2 million for the first quarter of fiscal 2011 compared to the same period last year due to a $1.2 billion increase in weighted-average outstanding borrowings.  The weighted-average interest rate on all of our outstanding borrowings was 5.4% and 6.4% in the quarters ended December 31, 2010 and 2009, respectively.
The effective income tax rate was approximately 36.0% in the first quarter of 2011, down slightly from 36.4% in last year’s first quarter.

Non-GAAP Measures

    We use non-GAAP measures including adjusted diluted EPS, base-business net sales, adjusted gross and operating profit as a percentage of sales, and adjusted EBITDA.  These non-GAAP measures are not intended to replace the presentation of financial results in accordance with U.S. generally accepted accounting principles.  Rather, the presentation of these non-GAAP measures supplements other metrics used by management to internally evaluate its businesses, and facilitate the comparison of past and present operations.  These non-GAAP measures may not be comparable to similar measures used by other companies and may exclude certain nondiscretionary expenses and cash payments.

	Three Months Ended
	December 31,
	2010	2009
(dollars in millions)
Adjusted EBITDA	$202.1	$171.8
Interest expense, net	(35.7)	(26.5)
Income taxes	(40.1)	(38.4)
Depreciation and amortization	(56.9)	(38.4)
Adjustments for economic hedges	4.8	-
Provision for legal settlement	(2.5)	-
Merger and integration costs	(.2)	(.6)
Amounts related to plant closures	(.2)	(.7)
Net Earnings	$71.3	$67.2

Segment Results

	Three Months Ended
	December 31,
	2010	2009	% Change
(pounds in millions)
Sales Volume
Branded Cereal Products	103.9	120.5	-14%
Other Cereal Products	134.5	132.3	2%
Snacks, Sauces & Spreads	341.9	324.5	5%
Frozen Bakery Products	174.0	165.9	5%
Pasta	212.0	-	n/a
Total Sales Volume	966.3	743.2	30%

(dollars in millions)
Net Sales
Branded Cereal Products	$221.6	$245.9	-10%
Other Cereal Products	204.7	194.9	5%
Snacks, Sauces & Spreads	417.4	369.3	13%
Frozen Bakery Products	193.7	181.8	7%
Pasta	135.9	-	n/a
Total Net Sales	$1,173.3	$991.9	18%

Segment Profit
Branded Cereal Products	$49.7	$49.1	1%
Other Cereal Products	21.2	24.2	-12%
Snacks, Sauces & Spreads	37.4	47.5	-21%
Frozen Bakery Products	23.0	26.4	-13%
Pasta	28.2	-	n/a
Total Segment Profit	$159.5	$147.2	8%

Segment Profit Margin
Branded Cereal Products	22%	20%
Other Cereal Products	10%	12%
Snacks, Sauces & Spreads	9%	13%
Frozen Bakery Products	12%	15%
Pasta	21%	n/a
Total Segment Profit Margin	14%	15%

Branded Cereal Products

    Volume changes from the first quarter of the prior year were as follows:

Honey Bunches of Oats	-12%
Pebbles	-1%
Other	-19%
Total	-14%

    Net sales declined 10% driven primarily by lower overall volumes.  Volumes across the Post brand portfolio were impacted by the continued weakness and competitive promotional activity in the ready-to-eat cereal category as well as lower overall trade promotion spending behind our brands as compared to more aggressive spending levels a year ago.  Trade promotion spending declined 18%, exceeding volume declines, as our continued focus on more efficient trade program investments helped to partially offset the net sales impact of lower volumes.

    The 1% increase in segment operating profit was mostly attributable to lower cost of sales per unit (boosted by lower manufacturing costs and favorable freight), partially offset by a $1.6 million increase in selling, general and administrative (SG&A) costs due to higher advertising expense.  Because of these factors, the operating margins for the segment improved from 20.0% to 22.4%.

Other Cereal Products

    Volume changes from the first quarter of the prior year were as follows:

Private-brand ready-to-eat cereal	-4%
Nutritional bars	51%
Hot cereal	-5%
Other minor categories	-3%
Total	2%

    Net sales increased 5% fueled by significant volume growth for nutritional bars.  Overall net sales growth outpaced volumetric growth due to a positive sales mix (with a shift to nutritional bars, which have a higher price per pound) and lower discounts and allowances, partially offset by lower net sales prices for nutritional bars compared to last year.  Private-brand ready-to-eat cereal volumes were down, as the overall weakness in the ready-to-eat category and competitive promotional activities impacted sales to many of our retail customers.
    Segment operating profit declined 12% from $24.2 million to $21.2 million in the current quarter.  Lower gross profit margins (mainly due to a sales shift from higher-margin ready-to-eat cereals and higher commodity and production costs) and an increase in amortization expense more than offset lower distribution-related costs.  Commodity costs were higher for several of our key input costs, including sugar, oats, wheat, cocoa, nuts, and packaging materials.

Snacks, Sauces & Spreads

    Base-business volume changes from the first quarter of the prior year were as follows:

Nuts	14%
Crackers	2%
Cookies	-1%
Peanut butter	-7%
Preserves & jellies	-5%
Syrups	-10%
Chips	2%
Dressings	4%
Other minor categories	0%
Total	0%

    Net sales grew 13% as a result of higher snack nut volumes and incremental sales from our fiscal 2010 acquisitions of J.T. Bakeries and North American Baking.  Those acquisitions accounted for 9 percentage points of the overall net sales increase.  Additionally, a favorable sales mix shift from wet-filled products (with a lower price per pound) to snack nut products (with a higher price per pound) added to the overall sales growth.  Excluding acquisitions, base-business volumes were flat, as gains for snack nuts, crackers, chips, and dressings were offset by declining volumes for syrups, peanut butter, and preserves and jellies.
    Segment operating profit decreased 21% as a result of significantly higher raw material costs (primarily tree nuts but also including sugar, chocolate, and packaging) and unfavorable production and freight cost trends.  Net sales prices were essentially flat, as higher sales prices passed along to customers to cover rising commodity costs were achieved toward the end of the quarter.

Frozen Bakery Products

    Base-business volume changes from the first quarter of the prior year were as follows:

In-store bakery (ISB)	-1%
Foodservice	2%
Retail	7%
Total	2%

    Net sales were up 7%, with growth primarily attributable to volume gains for foodservice and retail products and incremental sales from the fiscal 2010 acquisition of Sepp’s Gourmet Foods.  Strong net sales growth in our retail channel was fueled by new griddle products at two major retailers.  Foodservice sales benefited from a new product for a major customer.  Other factors impacting net sales growth include volume gains for in-store bakery (ISB) cookies in the grocery channel and favorable mix (driven by a shift to ISB cookies), partially offset by lower net pricing in ISB and foodservice.
    Segment operating profit was down 13% as a result of higher commodity costs, increased fuel and freight costs, and a $1.9 million unfavorable effect of foreign exchange rate changes.  Partially offsetting these declines were overall volume gains, lower SG&A costs, and the positive impact of Sepp’s.

Pasta

    Volume changes from the first quarter of the prior year (pre-acquisition) were as follows:

Retail	0%
Institutional	-13%
Total	-3%

    The Pasta segment consists of American Italian Pasta Company, which we acquired on July 27, 2010.  Net sales in the first quarter were $135.9 million, down $13 million, or 9%, from $148.9 million recorded last year (pre-acquisition).  Declining overall volumes and lower pricing pushed net sales lower.  The overall reduction in net sales prices was due to price cuts passed along to customers as durum wheat prices declined during fiscal 2010, as well as higher trade promotions during the quarter for our branded pasta products.
    Retail volumes were flat, with private brands gaining in the mid-single digits offset by lower volumes for our branded pasta products.  Lower volumes for our branded pasta products were due to exiting certain geographic markets where the brands were underperforming the market and shifting our focus to private-brand products.  Institutional volumes declined 13%, driven by lower volumes with our ingredient and foodservice customers.

LIQUIDITY AND CAPITAL RESOURCES

    Historically, we have funded operating needs by generating positive cash flows through operations.  We expect to continue generating operating cash flows through our mix of businesses and expect that short-term and long-term liquidity requirements will be met through a combination of operating cash flows and strategic use of borrowings under committed and uncommitted credit arrangements.  To help ensure sufficient liquidity, we continue to monitor market events and the financial institutions associated with our credit facilities, including monitoring credit ratings and outlooks, capital raising and merger activity.  The following tables show recent cash flow and capitalization data (in millions of dollars), which is discussed below.

	Three Months Ended
	December 31,
	2010	2009
Cash provided by operating activities	$177.7	$120.9
Cash used by investing activities	(21.1)	(20.2)
Cash used by financing activities	(161.4)	(232.1)
Effect of exchange rate changes on cash	.4	.4
Net decrease in cash and cash equivalents	$(4.4)	$(131.0)

	Dec. 31,	Sept. 30,
	2010	2010
Cash and cash equivalents	$24.9	$29.3
Current portion of long-term debt	23.2	173.2
Working capital excluding cash and current debt	151.2	393.8
Long-term debt excluding current portion	2,243.3	2,464.9
Total shareholders' equity	2,929.4	2,829.2

    Capital resources remained strong at December 31, 2010, with a long-term debt to total capital (which is the total of long-term debt and total shareholders’ equity) ratio of 43%, compared to 47% for September 30, 2010.  Cash on hand decreased only slightly from the end of fiscal 2010, while the current portion of long-term debt decreased significantly as we repaid the majority of short-term borrowings made during the fourth quarter of fiscal 2010.  Working capital excluding cash and cash equivalents and the current portion of long-term debt decreased from September 30, 2010 to December 31, 2010, primarily as a result of a $250.0 million increase in notes payable under our accounts receivable securitization program and uncommitted credit arrangements (see Note 13 under Item 1).
    The increase in net cash provided by operating activities for the three months ended December 31, 2010 is primarily attributable to incremental operating cash flows from the fiscal 2010 acquisitions of approximately $40 million, as well as a favorable $31.0 million change in cash flows related to income taxes, partially offset by minor changes in cash flows from the operations of our base businesses.  In the first quarter of fiscal 2010, income tax payments net of refunds were $16.1 million, while in the first quarter of fiscal 2011, we received a federal income tax refund of $15 million resulting in a net cash inflow for income taxes of $14.9 million.
    Capital expenditures were $21.1 million and $22.5 million in the three months ended December 31, 2010 and 2009, respectively.  Total capital expenditures for fiscal 2011 are expected to be between $150 million and $165 million (including maintenance expenditures of approximately $50 million).  As discussed below, we have adequate capacity under current borrowing arrangements, in addition to cash on hand, to meet these cash needs.
    During the three months ended December 31, 2010 and 2009, we repurchased approximately nine thousand and two million shares, respectively, of Ralcorp common stock for $.6 million and $115.5 million, respectively.  In addition, during the first three months of 2010, we repaid $29.0 million of our Fixed Rate Senior Notes, Series B, $10.7 million of Series D, $2.5 million of the 2010 Term Loan, and $329.3 million under revolving credit agreements.  During the next twelve months, another $10.7 million of Series D and $12.5 million of the 2010 Term Loan are scheduled to be repaid.
    All of our notes provide that, if we elect to pay additional interest, our ratio of “Total Debt” to “Adjusted EBITDA” (each term as defined in the debt agreements) may exceed their normal 3.5 to 1 limit, but be no greater than 4 to 1, for a period not to exceed 12 consecutive months.  A covenant in the 2010 revolving credit agreement requires that this ratio not exceed 3.75 to 1.  As of December 31, 2010, that ratio was 3.3 to 1, and we were also in compliance with all other debt covenants.  The timing of tax and interest payments will limit the amount of debt reductions in the second fiscal quarter, but we expect to get to our target leverage range (below 3.0 times) during the third quarter.

OUTLOOK

    Within our Annual Report on Form 10-K for the year ended September 30, 2010, we provided a discussion of the outlook for the Company, including specific factors and trends affecting our businesses.  We believe the outlook comments contained within that document are still appropriate, except as updated by the following paragraphs.
    We incurred $14 million (net of hedges) in ingredient, packaging, and freight cost increases during the first quarter of fiscal 2011.  Based on our current exposures and projected volume, we expect the net year-over-year increase in unit costs for these resources will be approximately $200 million net of hedges for the full year, with a majority of the cost inflation to occur in the second half of the year.  The primary risks to this estimate are durum wheat, cashews, tree nuts (particularly almonds and pecans), and peanuts.  We undertook pricing actions in the vast majority of our categories in recent months as a result of these significant cost increases.  Pricing actions will accelerate throughout the rest of the year, but we project the price increases to lag input cost increases in the second quarter, resulting in lower operating profit from our base business compared to last year.  We expect pricing actions and other cost reduction initiatives to largely offset cost inflation in the second half of the year.
    In our Branded Cereal Products segment, we expect new product revenue to increase significantly through the year driven by increased distribution, advertising, and consumer support.  We would also expect to substantially boost advertising and support for the rest of our branded cereal products during the year.  This cost increase will be partially offset by reductions in trade spending.  While these actions may negatively impact margins in the near term, we feel this support is critical to the long-term health of the Post brand.

RECENTLY ISSUED ACCOUNTING STANDARDS

    See Note 2 under Item 1 for a discussion regarding recently issued accounting standards.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

    There have been no material changes to our critical accounting policies and estimates during the three months ended December 31, 2010.

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

    Except as discussed in the following paragraphs, we believe there have been no material changes in the reported market risks faced by the Company during the three months ended December 31, 2010.  For additional information, refer to Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2010.
    As of December 31, 2010, a hypothetical 10% adverse change in relevant market prices would have decreased the fair value of our commodity-related derivatives portfolio, which includes futures, options, and swaps, by approximately $5.3 million.  This volatility analysis ignores changes in the exposures inherent in the related hedged transactions.  Because the Company does not hold or trade derivatives for speculation or profit, all changes in derivative values are effectively offset by corresponding changes in the hedged exposures.
    As of December 31, 2010, the fair value of our fixed rate debt was approximately $2,240.6 million, based on the discounted amount of future cash flows using Ralcorp’s incremental rate of borrowing for similar debt.  A hypothetical 10% decrease in interest rates would increase the fair value of the fixed rate debt by approximately $92.7 million.
    As of December 31, 2010, we held foreign currency forward contracts with a total notional amount of $43.7 million and fair value of $2.7 million.  A hypothetical 10% increase in the expected CAD-USD exchange rates would have decreased that fair value by $4.2 million.

Item 4.	Controls and Procedures.

    The Company’s management, with the participation of the Company’s Co-Chief Executive Officers and its Chief Accounting and Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2010.  Based upon that evaluation, the Co-Chief Executive Officers and the Chief Accounting and Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information that is required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including its Co-Chief Executive Officers and its Chief Accounting and Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  During the period covered by this report, our internal control over financial reporting was materially affected by the AIPC acquisition and the transition of several locations of the Snacks, Sauces & Spreads segment to the accounting systems utilized by the remainder of the segment.

PART II — OTHER INFORMATION

There is no information required to be reported under any items except those indicated below.

Item 1.	Legal Proceedings.

In May 2009, a customer notified the Company that it was seeking to recover out-of-pocket costs and damages associated with the customer’s recall of certain peanut butter-based products.  The customer recalled those products in January 2009 because they allegedly included ingredients that had the potential to be contaminated with salmonella.  The customer’s recall stemmed from the U.S. Food and Drug Administration and other authorities’ investigation of Peanut Corporation of America, which supplied the Company with peanut paste and other ingredients.  In accordance with the Company’s contractual arrangements with the customer, the parties submitted these claims to mediation.  In January 2011, the Company resolved all pending contractual and other claims, resulting in a payment by the Company of $5.0 million and an obligation to pay an additional $5.0 million in the future, subject to the customer’s completion of certain contractual obligations.  The company accrued $7.5 million in the fiscal year ended September 30, 2010 based on early estimates of the settlement amount, and accrued an additional $2.5 million in the quarter ended December 31, 2010.

From time to time, the Company is a party to various other legal proceedings.  The Company’s liability, if any, from pending legal proceedings cannot be determined with certainty; however, in the opinion of management, based upon the information presently known, the ultimate liability, if any, arising from the pending legal proceedings, as well as from asserted legal claims and known potential legal claims which are likely to be asserted, taking into account established accruals for estimated liabilities (if any), are not expected to be material to the Company’s consolidated financial position, results of operations or cash flows.  In addition, while it is difficult to quantify with certainty the potential financial impact of actions regarding expenditures for compliance with regulatory matters, in the opinion of management, based upon the information currently available, the ultimate liability arising from such compliance matters should not be material to the Company’s consolidated financial position, results of operations or cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs**
October 1- October 31, 2010	9,635*	$58.78	0	See total

November 1 - November 30, 2010	0	0	0	See total

December 1 - December 31, 2010	0	0	0	See total

Total	9,635	0	0	5,000,000

* On October 1, 2010, 9,635 shares were forfeited back to the Company in satisfaction of required taxes to be withheld by federal, state and local governments in connections with the vesting of an employee restricted stock award.

** On November 10, 2009, the Board of Directors authorized the repurchase of up to 7,000,000 shares of common stock at prevailing market prices.  The authorization has no expiration date.  From time to time, the Company may repurchase its common stock through plans established under Rule 10b5-1.  Typically, these plans direct a broker to purchase a variable amount of shares each day (usually between 0 and 50,000) depending on the previous day’s closing share price.  The Company repurchased 2,000,000 shares in the quarter ended December 31, 2009.

Item 6.	Exhibits.

31.1	Section 302 Certification of Kevin J. Hunt dated February 8, 2011
31.2	Section 302 Certification of David P. Skarie dated February 8, 2011
31.3	Section 302 Certification of Thomas G. Granneman dated February 8, 2011
32	Section 1350 Certification of Kevin J. Hunt, David P. Skarie and Thomas G. Granneman dated February 8, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RALCORP HOLDINGS, INC.

Date: February 8, 2011	By: /s/ T. G. Granneman
T. G. Granneman
Corporate Vice President and Chief
Accounting Officer

Exhibit Index

Exhibit	Description
31.1	Section 302 Certification of Kevin J. Hunt dated February 8, 2011
31.2	Section 302 Certification of David P. Skarie dated February 8, 2011
31.3	Section 302 Certification of Thomas G. Granneman dated February 8, 2011
32	Section 1350 Certification of Kevin J. Hunt, David P. Skarie and Thomas G. Granneman dated February 8, 2011