Form 10-Q
period 2011-03-31
RALCORP HOLDINGS INC /MO
filed 2011-05-05
CIK 1029506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

                                             (Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011.

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO ____________.

Commission file number:     1-12619

Ralcorp Holdings, Inc.
(Exact name of registrant as specified in its charter)

Missouri	43-1766315
(State of Incorporation)	(I.R.S. Employer
Identification No.)

800 Market Street, Suite 2900
St. Louis, MO	63101
(Address of principal	(Zip Code)
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
Large accelerated filer (X)	Accelerated filer ( )	Non-accelerated filer ( )	Smaller reporting company ( )

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes (  )   No (X)

Number of shares of Common Stock, $.01 par value, outstanding as of May 4, 2011:  55,044,384

RALCORP HOLDINGS, INC.

(i)

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.

RALCORP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
(Dollars in millions except per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Net Sales	$1,172.6	$965.0	$2,345.9	$1,956.9
Cost of goods sold	(832.6)	(698.6)	(1,687.9)	(1,417.7)
Gross Profit	340.0	266.4	658.0	539.2
Selling, general and administrative expenses	(155.8)	(133.9)	(303.3)	(262.4)
Amortization of intangible assets	(19.4)	(11.3)	(38.9)	(22.6)
Impairment of intangible assets	-	(20.5)	-	(20.5)
Other operating expenses, net	(.7)	(3.0)	(4.6)	(3.9)
Operating Profit	164.1	97.7	311.2	229.8
Interest expense, net	(33.8)	(23.9)	(69.5)	(50.4)
Earnings before Income Taxes	130.3	73.8	241.7	179.4
Income taxes	(47.0)	(27.1)	(87.1)	(65.5)
Net Earnings	$83.3	$46.7	$154.6	$113.9

Earnings per Share
Basic	$1.52	$.85	$2.82	$2.06
Diluted	$1.50	$.84	$2.78	$2.03

See accompanying Notes to Condensed Consolidated Financial Statements.

RALCORP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in millions)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Net Earnings	$83.3	$46.7	$154.6	$113.9
Other comprehensive income	10.1	1.3	34.1	14.4
Comprehensive Income	$93.4	$48.0	$188.7	$128.3

See accompanying Notes to Condensed Consolidated Financial Statements.

RALCORP HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in millions)

	Mar. 31,	Sept. 30,
	2011	2010

Assets
Current Assets
Cash and cash equivalents	$41.4	$29.3
Marketable securities	10.0	10.0
Investment in Ralcorp Receivables Corporation	-	137.8
Receivables, net	349.2	233.4
Inventories	469.3	425.1
Deferred income taxes	4.0	10.6
Prepaid expenses and other current assets	34.5	30.8
Total Current Assets	908.4	877.0
Property, Net	1,204.8	1,219.0
Goodwill	2,952.1	2,945.7
Other Intangible Assets, Net	1,692.7	1,727.0
Other Assets	38.6	36.2
Total Assets	$6,796.6	$6,804.9

Liabilities and Shareholders' Equity
Current Liabilities
Accounts and notes payable	$519.6	$279.5
Other current liabilities	185.5	347.6
Total Current Liabilities	705.1	627.1
Long-term Debt	2,184.3	2,464.9
Deferred Income Taxes	661.5	685.1
Other Liabilities	217.2	198.6
Total Liabilities	3,768.1	3,975.7
Shareholders' Equity
Common stock	.6	.6
Additional paid-in capital	1,951.4	1,945.2
Common stock in treasury, at cost	(344.4)	(348.8)
Retained earnings	1,422.7	1,268.1
Accumulated other comprehensive loss	(1.8)	(35.9)
Total Shareholders' Equity	3,028.5	2,829.2
Total Liabilities and Shareholders' Equity	$6,796.6	$6,804.9

See accompanying Notes to Condensed Consolidated Financial Statements.

RALCORP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in millions)

	Six Months Ended
	March 31,
	2011	2010

Cash Flows from Operating Activities
Net earnings	$154.6	$113.9
Adjustments to reconcile net earnings to net
cash flow provided by operating activities:
Depreciation and amortization	113.0	77.4
Impairment of intangible assets	-	20.5
Stock-based compensation expense	7.9	9.5
Deferred income taxes	(23.4)	(19.8)
Other, net	(25.3)	(41.0)
Net Cash Provided by Operating Activities	226.8	160.5

Cash Flows from Investing Activities
Additions to property and intangible assets	(51.8)	(57.2)
Proceeds from sale of property	.1	.5
Purchases of securities	(10.0)	(12.8)
Proceeds from sale or maturity of securities	10.0	14.8
Net Cash Used by Investing Activities	(51.7)	(54.7)

Cash Flows from Financing Activities
Repayments of long-term debt	(44.7)	(95.3)
Net repayments under credit arrangements	(116.8)	-
Purchases of treasury stock	(.6)	(115.5)
Proceeds and tax benefits from exercise of stock awards	4.9	7.8
Changes in book cash overdrafts	(7.0)	(23.4)
Other, net	(.1)	(.1)
Net Cash Used by Financing Activities	(164.3)	(226.5)

Effect of Exchange Rate Changes on Cash	1.3	1.0

Net Increase (Decrease) in Cash and Cash Equivalents	12.1	(119.7)
Cash and Cash Equivalents, Beginning of Period	29.3	282.8
Cash and Cash Equivalents, End of Period	$41.4	$163.1

See accompanying Notes to Condensed Consolidated Financial Statements.

RALCORP HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions except per share data)

NOTE 1 – PRESENTATION OF CONDENSED FINANCIAL STATEMENTS

The accompanying unaudited historical financial statements of Ralcorp Holdings, Inc. (“Ralcorp” or the “Company”) have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  These interim financial statements reflect all adjustments which are, in the opinion of management, necessary to fairly state the results for the periods presented.  All such adjustments are of a normal recurring nature.  Certain amounts for prior periods have been reclassified to conform to the current period’s presentation.  Operating results for the periods presented are not necessarily indicative of the results for the full year.  These statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended September 30, 2010, filed on November 29, 2010.  The significant accounting policies for the accompanying financial statements are the same as disclosed in Note 1 in that Annual Report, except that Ralcorp Receivables Corporation is now presented on a consolidated basis (see Note 2 and Note 13).

NOTE 2 – RECENTLY ISSUED ACCOUNTING STANDARDS

Issued in December 2009, Accounting Standards Update (ASU) No. 2009-16 amends the ASC for the issuance of FAS 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140.”  The amendments in this ASU improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance (which had been applied to Ralcorp Receivables Corporation) and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets.  In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets.  Comparability and consistency in accounting for transferred financial assets were also improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting.  Also issued in December 2009, ASU 2009-17 amends the ASC for the issuance of FAS 167, “Amendments to FASB Interpretation No. 46(R).”  The amendments in this ASU replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity.  An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity.  The amendments in this ASU also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements.  These ASUs became effective for Ralcorp’s 2011 fiscal year and affected the Company’s reporting related to its sale of accounts receivable (see Note 13).  In fiscal 2011, the outstanding balance of receivables sold remain on Ralcorp’s consolidated balance sheet ($224.0 at March 31, 2011), proceeds received from the conduits ($119.0 at March 31, 2011) are shown as notes payable in Ralcorp’s consolidated balance sheet, and there is no investment in Ralcorp Receivables Corporation at March 31, 2011.  In addition, any proceeds received from or paid to the conduits are shown as cash flows from financing activities rather than from operating activities in Ralcorp’s consolidated statement of cash flows.  Because these ASUs are required to be applied prospectively, prior period amounts have not been reclassified to conform.

NOTE 3 – BUSINESS COMBINATIONS

On May 31, 2010, the Company acquired J.T. Bakeries Inc., a leading manufacturer of high-quality private-brand and co-branded gourmet crackers in North America, and North American Baking Ltd., a leading manufacturer of premium private-brand specialty crackers in North America.  These businesses operate plants in Kitchener and Georgetown, Ontario and are included in Ralcorp’s Snacks, Sauces & Spreads segment.  On June 25, 2010, the Company acquired Sepp’s Gourmet Foods Ltd., a leading manufacturer of foodservice and private-brand frozen griddle products.  Sepp’s has operations in Delta, British Columbia and in Richmond Hill, Ontario and is included in Ralcorp’s Frozen Bakery Products segment.  Net sales and operating profit included in the statement of earnings related to these three acquisitions were $28.7 and negative $.4, respectively, for the three months ended March 31, 2011 and $71.8 and $2.7, respectively, for the six months ended March 31, 2011, net of approximately $1.0 of amortization expense each quarter.  Operating profit has been negatively impacted by declines in the value of the U.S. Dollar relative to the Canadian Dollar because, while nearly all the costs of these businesses are denominated in Canadian Dollars, the majority of their sales are conducted in U.S. Dollars and pricing has not yet been adjusted to compensate.

On July 27, 2010, the Company completed the purchase of American Italian Pasta Company (AIPC), which is reported as Ralcorp’s Pasta segment.  Ralcorp acquired all of the outstanding shares of AIPC common stock for $53.00 per share in cash.  AIPC is based in Kansas City, Missouri and has four plants that are located in Columbia, South Carolina; Excelsior Springs, Missouri; Tolleson, Arizona; and Verolanuova, Italy.  Acquired identifiable intangible assets consist of $372.2 of customer relationships with a weighted-average life of 16 years and $193.0 of trademarks of which $180.8 have indefinite lives and $12.2 have a weighted-average life of 15 years.  Finished goods inventory acquired in the acquisition was valued essentially as if Ralcorp were a distributor purchasing the inventory.  This resulted in a one-time allocation of purchase price to acquired inventory which was $3.9 higher than the historical manufacturing cost of the inventory.  All of the $3.9 inventory valuation adjustment was recognized in cost of products sold during fiscal 2010.

Each of the acquisitions was accounted for using the purchase method of accounting, whereby the results of operations of each of the following acquisitions are included in the statements of earnings from the date of acquisition.  The purchase price was allocated to acquired assets and liabilities based on their estimated fair values at the date of acquisition, and any excess was allocated to goodwill.  The following table summarizes the provisional amounts recognized as of September 30, 2010, as well as adjustments made in the six months ended March 31, 2011.  The adjustments did not have a significant impact on the consolidated statements of income, balance sheets or cash flows in any period; therefore, the financial statements have not been retrospectively adjusted.  Certain estimated values are not yet finalized (primarily deferred tax assets and liabilities) and are subject to change once additional information is obtained (but no later than one year from the applicable acquisition date).

	Acquisition	Adjustments	Acquisition
	Date Amounts	During the	Date Amounts
	Recognized as of	Six Months Ended	Recognized
	September 30, 2010 (a)	March 31, 2011	(as Adjusted)
Cash	$41.1	$-	$41.1
Receivables (b)	53.7	.7	54.4
Inventories (c)	55.6	(.2)	55.4
Other current assets (b)	22.2	(.2)	21.9
Property (d)	306.1	1.6	307.7
Goodwill	577.4	.2	577.6
Other intangible assets (c)	612.9	(2.0)	610.9
Other assets	.6	-	.6
Total assets acquired	1,669.6	-	1,669.6
Accounts payable	(35.6)	-	(35.5)
Other current liabilities (b)	(31.1)	(.1)	(31.2)
Deferred income taxes	(243.1)	-	(243.1)
Other liabilities	(6.2)	-	(6.2)
Total liabilities assumed	(316.0)	-	(316.0)
Net assets acquired	$1,353.6	$-	$1,353.6

(a)	As previously reported in Ralcorp’s 2010 Annual Report on Form 10-K.
(b)
The adjustments to “Receivables”, “Other current assets”, and “Other current liabilities” reflect the identification and adjustment of unrecorded AIPC and Sepp’s Gourmet Foods assets or liabilities at the acquisition date.

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Net sales	$1,172.6	$1,138.0	$2,345.9	$2,316.7
Net earnings	83.8	59.6	155.3	143.7
Basic earnings per share	1.53	1.09	2.83	2.59
Diluted earnings per share	1.51	1.07	2.79	2.56

NOTE 4 – GOODWILL

The changes in the carrying amount of goodwill by reportable segment (see Note 16) were as follows:

	Branded	Other	Snacks,	Frozen
	Cereal	Cereal	Sauces	Bakery
	Products	Products	& Spreads	Products	Pasta	Total
Balance, September 30, 2010
Goodwill (gross)	$1,794.1	$47.2	$293.5	$367.7	$522.7	$3,025.2
Accumulated impairment losses	-	-	(79.5)	-	-	(79.5)
Goodwill (net)	$1,794.1	$47.2	$214.0	$367.7	$522.7	$2,945.7
Purchase price allocation adjust.	-	-	-	.1	.1	.2
Currency translation adjustment	.4	-	2.5	3.3	-	6.2
Balance, March 31, 2011
Goodwill (gross)	$1,794.5	$47.2	$296.0	$371.1	$522.8	$3,031.6
Accumulated impairment losses	-	-	(79.5)	-	-	(79.5)
Goodwill (net)	$1,794.5	$47.2	$216.5	$371.1	$522.8	$2,952.1

NOTE 5 – PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company sponsors qualified and supplemental noncontributory defined benefit pension plans and other postretirement benefit plans for certain of its employees.  The following table provides the components of net periodic benefit cost for the plans.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Pension Benefits
Service cost	$1.3	$1.6	$2.7	$3.3
Interest cost	3.0	3.3	6.1	6.6
Expected return on plan assets	(4.6)	(4.0)	(9.3)	(8.0)
Amortization of prior service cost	.1	.1	.2	.2
Amortization of net loss	1.2	1.0	2.4	1.9
Net periodic benefit cost	$1.0	$2.0	$2.1	$4.0

Other Postretirement Benefits
Service cost	$.6	$.8	$1.2	$1.5
Interest cost	1.3	1.3	2.6	2.6
Amortization of prior service cost	(.3)	(.4)	(.6)	(.7)
Amortization of net loss	.1	-	.1	-
Net periodic benefit cost	$1.7	$1.7	$3.3	$3.4

NOTE 6 – EARNINGS PER SHARE

The weighted-average shares outstanding for basic and diluted earnings per share were as follows (in thousands):

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010

Weighted Average Shares
for Basic Earnings per Share	54,769	54,541	54,736	55,232
Dilutive effect of:
Stock options	244	333	255	340
Stock appreciation rights	246	439	234	291
Restricted stock awards	249	184	239	167
Weighted Average Shares
for Diluted Earnings per Share	55,508	55,497	55,464	56,030

The following schedule shows stock appreciation rights (SARs) which were outstanding and could potentially dilute basic earnings per share in the future but which were not included in the computation of diluted earnings per share for the periods indicated because to do so would have been antidilutive (in thousands).
	Six Months Ended		Six Months Ended
	March 31, 2011		March 31, 2010
	First	Second	First	Second
	Quarter	Quarter	Quarter	Quarter
SARs at $56.56 per share	-	-	405	-
SARs at $66.07 per share	504	497	504	504
SARs at $65.45 per share	-	-	25	-
SARs at $58.79 per share	8	-	8	8
SARs at $56.27 per share	372	-	390	390
SARs at $57.14 per share	13	13	13	13
SARs at $57.45 per share	536	536	-	-
SARs at $61.98 per share	6	6	-	-
SARs at $62.03 per share	-	3	-	-
SARs at $61.95 per share	-	6	-	-

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

For the six months ended March 31, 2011, the Company’s derivative instruments consisted of commodity contracts (options, futures, and swaps) used as cash flow or fair value hedges on purchases of raw materials (ingredients and packaging) and energy (fuel), and foreign currency forward contracts used as cash flow hedges on receipts of foreign currency-denominated accounts receivable.  Certain commodity-related derivatives do not meet the criteria for cash flow hedge accounting or simply are not designated as hedging instruments; nonetheless, they are used to manage the future cost of raw materials.  The following table shows the notional amounts of derivative instruments held.

	Mar. 31,	Dec. 31,	Sept. 30,
	2011	2010	2010
Raw materials (thousands of pounds)	656,779	714,529	679,393
Natural gas (thousands of MMBTUs)	5,130	2,075	3,200
Other fuel (thousands of gallons)	6,445	5,668	8,001
Currency (thousands of dollars)	22,900	43,700	69,450

The following table shows the fair value and balance sheet location of the Company’s derivative instruments as of March 31, 2011 and September 30, 2010, all of which were designated as hedging instruments under ASC Topic 815 except $4.5 of the commodity contracts in asset positions as of March 31, 2011.

	Fair Value
	Mar. 31,	Sept. 30,
	2011	2010	Balance Sheet Location
Asset Derivatives
Foreign exchange contracts	$2.1	$.9	Prepaid expenses and other current assets
Commodity contracts	12.2	15.8	Prepaid expenses and other current assets
	$14.3	$16.7

Liability Derivatives
Commodity contracts	$1.3	$2.6	Other current liabilities

The following tables illustrate the effect of the Company’s derivative instruments on the statements of earnings and other comprehensive income (OCI) for the three months ended March 31, 2011 and 2010.

					Gain (Loss)
			Gain (Loss)		Recognized in
	Amount of Gain		Reclassified from		Earnings [Ineffective
	(Loss) Recognized		Accumulated OCI		Portion and Amount
Derivatives in	in OCI		into Earnings		Excluded from
ASC Topic 815 Cash Flow	[Effective Portion]		[Effective Portion]		Effectiveness Testing]
Hedging Relationships	2011	2010	2011	2010	2011	2010	Location in Earnings
Commodity contracts	$8.4	$(9.1)	$8.8	$(2.7)	$.1	$-	Cost of goods sold
Foreign exchange contracts	.7	.2	1.4	1.9	-	-	SG&A expenses
Interest rate contracts	-	-	(.4)	-	-	-	Interest expense, net
	$9.1	$(8.9)	$9.8	$(.8)	$.1	$-

Derivatives Not Designated	Amount of Gain (Loss)
as Hedging Instruments	Recognized in Earnings		Location of Gain (Loss)
Under ASC Topic 815	2011	2010	Recognized in Earnings
Commodity contracts	$6.0	$-	Cost of goods sold

The following tables illustrate the effect of the Company’s derivative instruments on the statements of earnings and other comprehensive income (OCI) for the six months ended March 31, 2010 and 2011

					Gain (Loss)
			Gain (Loss)		Recognized in
	Amount of Gain		Reclassified from		Earnings [Ineffective
	(Loss) Recognized		Accumulated OCI		Portion and Amount
Derivatives in	in OCI		into Earnings		Excluded from
ASC Topic 815 Cash Flow	[Effective Portion]		[Effective Portion]		Effectiveness Testing]
Hedging Relationships	2011	2010	2011	2010	2011	2010	Location in Earnings
Commodity contracts	$27.6	$.4	$9.1	$(8.2)	$-	$(.2)	Cost of goods sold
Foreign exchange contracts	2.5	.9	2.1	4.0	-	-	SG&A expenses
Interest rate contracts	-	-	(.8)	(1.0)	-	-	Interest expense, net
	$30.1	$1.3	$10.4	$(5.2)	$-	$(.2)

Derivatives in	Amount of Gain (Loss)
ASC Topic 815 Fair Value	Recognized in Earnings		Location of Gain (Loss)
Hedging Relationships	2011	2010	Recognized in Earnings
Commodity contracts	$(.1)	$-	Cost of goods sold

Derivatives Not Designated	Amount of Gain (Loss)
as Hedging Instruments	Recognized in Earnings		Location of Gain (Loss)
Under ASC Topic 815	2011	2010	Recognized in Earnings
Commodity contracts	$10.8	$-	Cost of goods sold

Approximately $34.1 of the net cash flow hedge gains reported in accumulated OCI at March 31, 2011 are expected to be reclassified into earnings within the next twelve months.  For gains or losses associated with commodity contracts, the reclassification will occur when the products produced with hedged materials are sold.  For gains or losses associated with foreign exchange contracts, the reclassification will occur as hedged foreign currency-denominated accounts receivable are received.  For gains or losses associated with interest rate swaps, the reclassification occurs on a straight-line basis over the term of the related debt.

Certain of the Company’s derivative instruments contain provisions that require the Company to post collateral when the derivatives in liability positions exceed a specified threshold, and others require collateral even when the derivatives are in asset positions.  The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on March 31, 2011 and September 30, 2010 was $1.3 and $2.6, respectively, and the related collateral required was $10.0 at both dates.

NOTE 8 – FAIR VALUE MEASUREMENTS

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis and the basis for that measurement according to the levels in the fair value hierarchy in ASC Topic 820:

	March 31, 2011			September 30, 2010
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Marketable securities	$10.0	$10.0	$-	$10.0	$10.0	$-
Derivative assets	14.3	-	14.3	16.7	-	16.7
Deferred compensation investment	25.8	25.8	-	22.2	22.2	-
	$50.1	$35.8	$14.3	$48.9	$32.2	$16.7
Liabilities
Derivative liabilities	$1.3	$-	$1.3	$2.6	$-	$2.6
Deferred compensation liabilities	36.7	-	36.7	31.2	-	31.2
	$38.0	$-	$38.0	$33.8	$-	$33.8

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

The Company’s marketable securities consist of U.S. Treasury Bills.  Fair value for marketable securities is measured using the market approach based on quoted prices.  The Company utilizes the income approach to measure fair value for its derivative assets and liabilities (which include commodity options and swaps, interest rate swaps, and foreign currency forward contracts).  The income approach uses pricing models that rely on market observable inputs such as yield curves, currency exchange rates, and forward prices.  The deferred compensation investment is invested primarily in mutual funds and its fair value is measured using the market approach.  This investment is in the same funds and purchased in substantially the same amounts as the participants’ selected investment options (excluding Ralcorp common stock equivalents), which represent the underlying liabilities to participants in the Company’s deferred compensation plans.  Deferred compensation liabilities are recorded at amounts due to participants in cash, based on the fair value of participants’ selected investment options (excluding certain Ralcorp common stock equivalents to be distributed in shares) using the market approach.

The carrying amounts reported on the consolidated balance sheets for cash and cash equivalents, receivables, and accounts and notes payable approximate fair value because of the short maturities of these financial instruments.  The carrying amount of the Company’s variable rate long-term debt (see Note 14) approximates fair value because the interest rates are adjusted to market frequently.  Based on the discounted amount of future cash flows, using Ralcorp’s incremental rate of borrowing for similar debt, the Company’s fixed rate debt (which had a carrying amount of $1,951.6 as of March 31, 2011 and $1,991.4 as of September 30, 2010) had an estimated fair value of $2,212.7 as of March 31, 2011 and $2,399.5 as of September 30, 2010.

NOTE 9 – INVENTORIES

The reported value of inventories consisted of:

	Mar. 31,	Sept. 30,
	2011	2010
Raw materials and supplies	$179.6	$172.4
Finished products	289.7	252.7
	$469.3	$425.1

NOTE 10 – PROPERTY, NET

The reported value of property, net, consisted of:
	Mar. 31,	Sept. 30,
	2011	2010
Property at cost	$1,919.8	$1,858.5
Accumulated depreciation	(715.0)	(639.5)
	$1,204.8	$1,219.0

NOTE 11 – OTHER INTANGIBLE ASSETS, NET

The reported value of other intangible assets, net, consisted of:

	Mar. 31,	Sept. 30,
	2011	2010
Computer software	$68.9	$66.0
Customer relationships	842.6	840.1
Trademarks/brands	989.6	989.6
Other	13.1	13.1
	1,914.2	1,908.8
Accumulated amortization	(221.5)	(181.8)
	$1,692.7	$1,727.0

Amortization expense related to intangible assets was:

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Computer software	$1.8	$2.1	$3.6	$4.0
Customer relationships	15.3	7.1	30.7	14.3
Trademarks/brands	1.8	1.6	3.6	3.3
Other	.5	.5	1.0	1.0
	$19.4	$11.4	$38.9	$22.7

For the intangible assets recorded as of March 31, 2011, total amortization expense of $78.9, $77.8, $68.5, $63.1, and $59.2 is scheduled for fiscal 2011, 2012, 2013, 2014, and 2015, respectively.

NOTE 12 – CONTINGENCIES

In May 2009, a customer notified the Company that it was seeking to recover out-of-pocket costs and damages associated with the customer’s recall of certain peanut butter-based products.  The customer recalled those products in January 2009 because they allegedly included ingredients that had the potential to be contaminated with salmonella.  The customer’s recall stemmed from the U.S. Food and Drug Administration and other authorities’ investigation of Peanut Corporation of America, which supplied the Company with peanut paste and other ingredients.  In accordance with the Company’s contractual arrangements with the customer, the parties submitted these claims to mediation.  In January 2011, the Company resolved all pending contractual and other claims, resulting in a payment by the Company of $5.0 and an obligation to pay an additional $5.0, subject to the customer’s completion of certain contractual obligations through February 2013.  The Company accrued $7.5 in the fiscal year ended September 30, 2010 based on early estimates of the settlement amount, and accrued an additional $2.5 in the quarter ended December 31, 2010.

In June 2010, two former employees of a subsidiary of the Company filed a lawsuit in California state court alleging, among other things, that employees did not receive sufficient meal breaks resulting in incorrect wage statements, unpaid overtime and untimely payments to terminated employees.  In March 2011, one former employee of a separate subsidiary of the Company filed a lawsuit in a different California state court containing similar allegations.  Each of these suits was filed as a class action and seeks to include in the class certain current and former employees of the respective subsidiary involved.  In each case, the plaintiffs are seeking unpaid wages, interest, attorneys’ fees, compensatory and other monetary damages and injunctive relief.  No determination has been made by either court regarding class certification and there can be no assurance as to whether a class will be certified or, if a class is certified, as to the scope of such class.  The Company’s liability, if any, relating to these lawsuits cannot be reasonably estimated at this time, yet is not likely to be material to its consolidated financial position, results of operations or cash flows.

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

NOTE 13 – SHORT-TERM FINANCING ARRANGEMENTS

The Company has an agreement to sell, on an ongoing basis, all of the trade accounts receivable of certain of its subsidiaries to a wholly owned, bankruptcy-remote subsidiary named Ralcorp Receivables Corporation (RRC).  As of March 31, 2011, the accounts receivable of the AIPC, J.T. Bakeries, North American Baking, Sepp’s Gourmet Foods, Post Foods Canada, Bloomfield Bakers, Western Waffles, and Medallion Foods businesses had not been incorporated into the agreement and were not being sold to RRC.  RRC can in turn sell up to $135.0 of ownership interests in qualifying receivables to bank commercial paper conduits.  Ralcorp continues to service the receivables (with no significant servicing assets or liabilities) and remits collections to RRC, who remits the appropriate portion to the conduits as part of a monthly net settlement including the sale of an additional month of receivables.  Interest incurred on the funding received from the conduits totaled $.4 and $.7 in the three and six months ended March 31, 2011.  Accounting for this agreement changed as of the beginning of fiscal 2011, as described in Note 2.

In December 2010, the Company entered into uncommitted credit arrangements with banks totaling $150.0.  The arrangements expire in December 2011.

As of March 31, 2011, funding from the receivables securitization was $119.0 at a weighted-average interest rate of 1.29%, and borrowings under the uncommitted credit arrangements (which had an initial term maturing April 7, 2011) were $150.0 at a weighted-average interest rate of 1.73%.  These amounts are reflected on the Company’s consolidated balance sheet in “Accounts and notes payable.”  There were no corresponding amounts as of September 30, 2010

NOTE 14 – LONG-TERM DEBT

The reported value of long-term debt consisted of:

	March 31, 2011		September 30, 2010
	Balance	Rate	Balance	Rate
Fixed Rate Senior Notes, Series B	$-	n/a	$29.0	4.24%
Fixed Rate Senior Notes, Series C	50.0	5.43%	50.0	5.43%
Fixed Rate Senior Notes, Series D	32.1	4.76%	42.9	4.76%
Fixed Rate Senior Notes, Series E	100.0	5.57%	100.0	5.57%
Fixed Rate Senior Notes, Series F	75.0	5.43%	75.0	5.43%
Fixed Rate Senior Notes, Series I-1	75.0	5.56%	75.0	5.56%
Fixed Rate Senior Notes, Series I-2	25.0	5.58%	25.0	5.58%
Fixed Rate Senior Notes, Series J	100.0	5.93%	100.0	5.93%
Fixed Rate Senior Notes maturing 2018	577.5	7.29%	577.5	7.29%
Floating Rate Senior Notes maturing 2018	20.0	2.85%	20.0	2.98%
Fixed Rate Senior Notes maturing 2020	67.0	7.39%	67.0	7.39%
4.95% Senior Notes maturing 2020	300.0	4.95%	300.0	4.95%
Fixed Rate Senior Notes maturing 2039	450.0	6.63%	450.0	6.63%
Fixed Rate Senior Notes, Series 2009A	50.0	7.45%	50.0	7.45%
Fixed Rate Senior Notes, Series 2009B	50.0	7.60%	50.0	7.60%
2008 Revolving Credit Agreement	-	n/a	123.4	1.30%
2010 Revolving Credit Agreement	37.7	2.71%	300.0	2.81%
2010 Term Loan	195.0	2.75%	200.0	2.81%
Other	-	n/a	.1	Various
	2,204.3		2,634.9
Plus: Unamortized premium (discount), net	3.2		3.2
Less: Current portion	(23.2)		(173.2)
	$2,184.3		$2,464.9

NOTE 15 – SHAREHOLDERS’ EQUITY

During the six months ended March 31, 2011 and 2010, the Company repurchased 9,000 and 2,000,000 shares, respectively, of its common stock at a total cost of $.6 and $115.5, respectively.  As of March 31, 2011, there were 8,436,107 shares in treasury and 55,040,528 shares outstanding.  As of September 30, 2010, there were 8,547,923 shares in treasury and 54,928,712 shares outstanding.

Accumulated other comprehensive loss decreased $34.1 during the six months ended March 31, 2011 as a result of a $21.2 increase in the foreign currency translation adjustment and a $19.7 net gain from cash flow hedging activities, offset by $6.8 of related income taxes.

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

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
Net Sales
Branded Cereal Products	$255.3	$260.6	$476.9	$506.5
Other Cereal Products	198.9	193.3	403.6	388.2
Snacks, Sauces & Spreads	382.2	338.2	799.6	707.5
Frozen Bakery Products	192.7	172.9	386.4	354.7
Pasta	143.5	-	279.4	-
Total	$1,172.6	$965.0	$2,345.9	$1,956.9

Segment Profit
Branded Cereal Products	$56.9	$55.0	$106.6	$104.1
Other Cereal Products	21.3	22.0	42.5	46.2
Snacks, Sauces & Spreads	33.3	40.5	70.7	88.0
Frozen Bakery Products	22.9	18.2	45.9	44.6
Pasta	36.6	-	64.8	-
Total segment profit	171.0	135.7	330.5	282.9
Interest expense, net	(33.8)	(23.9)	(69.5)	(50.4)
Provision for legal settlement	-	-	(2.5)	-
Adjustments for economic hedges	6.0	-	10.8	-
Merger and integration costs	(.1)	(4.5)	(.3)	(5.1)
Amounts related to plant closures	(.2)	(.1)	(.4)	(.8)
Impairment of intangible assets	-	(20.5)	-	(20.5)
Stock-based compensation expense	(4.1)	(4.5)	(7.9)	(9.5)
Systems upgrade and conversion costs	(1.5)	(1.4)	(3.9)	(2.7)
Other unallocated corporate expenses	(7.0)	(7.0)	(15.1)	(14.5)
Earnings before income taxes	$130.3	$73.8	$241.7	$179.4

Depreciation and Amortization
Branded Cereal Products	$14.4	$13.8	$29.1	$27.4
Other Cereal Products	6.6	5.3	13.4	10.5
Snacks, Sauces & Spreads	10.2	8.4	20.5	16.9
Frozen Bakery Products	9.7	9.0	19.7	17.7
Pasta	13.1	-	26.3	-
Corporate	2.1	2.5	4.0	4.9
Total	$56.1	$39.0	$113.0	$77.4

	Mar. 31,	Sept. 30,
	2011	2010
Assets
Branded Cereal Products	$3,218.6	$3,271.3
Other Cereal Products	266.8	268.7
Snacks, Sauces & Spreads	756.1	760.0
Frozen Bakery Products	731.6	743.4
Pasta	1,456.3	1,456.6
Total segment assets	6,429.4	6,500.0
Cash and cash equivalents	41.4	29.3
Investment in Ralcorp Receivables Corporation	-	137.8
Other unallocated corporate assets	325.8	137.8
Total	$6,796.6	$6,804.9

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

Condensed Consolidating Statements of Earnings
	Three Months Ended March 31, 2011
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Sales	$124.0	$995.5	$85.1	$(32.0)	$1,172.6
Other intercompany revenues	.4	2.9	12.2	(15.5)	-
Cost of goods sold	(83.8)	(705.4)	(75.4)	32.0	(832.6)
Gross Profit	40.6	293.0	21.9	(15.5)	340.0
Selling, general and administrative expenses	(30.6)	(122.8)	(17.9)	15.5	(155.8)
Amortization of intangible assets	(1.4)	(16.6)	(1.4)	-	(19.4)
Other operating expenses, net	(.3)	(.4)	-	-	(.7)
Operating Profit	8.3	153.2	2.6	-	164.1
Interest (expense) income, net	(34.2)	.9	1.3	-	(33.8)
Earnings before Income Taxes and Equity Earnings	(25.9)	152.3	3.9	-	130.3
Income taxes	9.3	(55.0)	(1.3)	-	(47.0)
Earnings before Equity Earnings	(16.6)	97.3	2.6	-	83.3
Equity in earnings of subsidiaries	99.9	(1.0)	-	(98.9)	-
Net Earnings	$83.3	$96.3	$2.6	$(98.9)	$83.3

	Three Months Ended March 31, 2010
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Sales	$127.8	$824.9	$43.4	$(31.1)	$965.0
Other intercompany revenues	.4	2.5	30.9	(33.8)	-
Cost of goods sold	(91.5)	(598.2)	(40.0)	31.1	(698.6)
Gross Profit	36.7	229.2	34.3	(33.8)	266.4
Selling, general and administrative expenses	(33.8)	(110.5)	(23.4)	33.8	(133.9)
Amortization of intangible assets	(1.8)	(9.1)	(.4)	-	(11.3)
Impairment of intangible assets	-	(20.5)	-	-	(20.5)
Other operating expenses, net	(4.6)	1.6	-	-	(3.0)
Operating Profit	(3.5)	90.7	10.5	-	97.7
Interest (expense) income, net	(24.5)	.2	.4	-	(23.9)
Earnings before Income Taxes and Equity Earnings	(28.0)	90.9	10.9	-	73.8
Income taxes	10.4	(32.8)	(4.7)	-	(27.1)
Earnings before Equity Earnings	(17.6)	58.1	6.2	-	46.7
Equity in earnings of subsidiaries	64.3	1.4	-	(65.7)	-
Net Earnings	$46.7	$59.5	$6.2	$(65.7)	$46.7

	Six Months Ended March 31, 2011
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Sales	$258.4	$1,968.1	$179.7	$(60.3)	$2,345.9
Other intercompany revenues	.9	5.6	24.5	(31.0)	-
Cost of goods sold	(179.7)	(1,414.0)	(154.5)	60.3	(1,687.9)
Gross Profit	79.6	559.7	49.7	(31.0)	658.0
Selling, general and administrative expenses	(62.1)	(236.2)	(36.0)	31.0	(303.3)
Amortization of intangible assets	(2.7)	(33.2)	(3.0)	-	(38.9)
Other operating expenses, net	(.7)	(3.9)	-	-	(4.6)
Operating Profit	14.1	286.4	10.7	-	311.2
Interest (expense) income, net	(70.3)	(.7)	1.5	-	(69.5)
Earnings before Income Taxes and Equity Earnings	(56.2)	285.7	12.2	-	241.7
Income taxes	20.2	(102.9)	(4.4)	-	(87.1)
Earnings before Equity Earnings	(36.0)	182.8	7.8	-	154.6
Equity in earnings of subsidiaries	190.6	.6	-	(191.2)	-
Net Earnings	$154.6	$183.4	$7.8	$(191.2)	$154.6

	Six Months Ended March 31, 2010
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Sales	$263.4	$1,666.3	$91.6	$(64.4)	$1,956.9
Other intercompany revenues	.9	3.0	39.5	(43.4)	-
Cost of goods sold	(190.3)	(1,209.3)	(82.5)	64.4	(1,417.7)
Gross Profit	74.0	460.0	48.6	(43.4)	539.2
Selling, general and administrative expenses	(66.8)	(209.5)	(29.5)	43.4	(262.4)
Amortization of intangible assets	(3.7)	(18.0)	(.9)	-	(22.6)
Impairment of intangible assets	-	(20.5)	-	-	(20.5)
Other operating expenses, net	(5.3)	1.4	-	-	(3.9)
Operating Profit	(1.8)	213.4	18.2	-	229.8
Interest (expense) income, net	(51.4)	-	1.0	-	(50.4)
Earnings before Income Taxes and Equity Earnings	(53.2)	213.4	19.2	-	179.4
Income taxes	19.7	(78.1)	(7.1)	-	(65.5)
Earnings before Equity Earnings	(33.5)	135.3	12.1	-	113.9
Equity in earnings of subsidiaries	147.4	4.1	-	(151.5)	-
Net Earnings	$113.9	$139.4	$12.1	$(151.5)	$113.9

Condensed Consolidating Balance Sheets

	March 31, 2011
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current Assets
Cash and cash equivalents	$.4	$.8	$40.2	$-	$41.4
Marketable securities	10.0	-	-	-	10.0
Receivables, net	49.4	45.7	256.1	(2.0)	349.2
Inventories	66.6	374.5	28.2	-	469.3
Deferred income taxes	-	13.5	(.6)	(8.9)	4.0
Prepaid expenses and other current assets	19.1	11.8	3.6	-	34.5
Total Current Assets	145.5	446.3	327.5	(10.9)	908.4
Intercompany Notes and Interest	-	20.8	117.8	(138.6)	-
Investment in Subsidiaries	5,529.0	366.0	-	(5,895.0)	-
Deferred Income Taxes	5.5	-	-	(5.5)	-
Property	245.3	1,433.4	241.1	-	1,919.8
Accumulated Depreciation	(171.8)	(493.5)	(49.7)	-	(715.0)
Goodwill	-	2,844.8	107.3	-	2,952.1
Other Intangible Assets	60.3	1,777.6	76.3	-	1,914.2
Accumulated Amortization	(37.6)	(169.9)	(14.0)	-	(221.5)
Other Assets	11.8	26.7	.1	-	38.6
Total Assets	$5,788.0	$6,252.2	$806.4	$(6,050.0)	$6,796.6

Liabilities and Shareholders' Equity
Current Liabilities
Accounts and notes payable	$214.1	$165.2	$142.3	$(2.0)	$519.6
Deferred Income Taxes	8.9	-	-	(8.9)	-
Other current liabilities	77.3	84.0	24.2	-	185.5
Total Current Liabilities	300.3	249.2	166.5	(10.9)	705.1
Intercompany Notes and Interest	102.7	15.1	20.8	(138.6)	-
Long-term Debt	2,184.3	-	-	-	2,184.3
Deferred Income Taxes	-	654.1	12.9	(5.5)	661.5
Other Liabilities	172.2	11.0	34.0	-	217.2
Total Liabilities	2,759.5	929.4	234.2	(155.0)	3,768.1
Shareholders' Equity
Common stock	.6	-	-	-	.6
Other shareholders' equity	3,027.9	5,322.8	572.2	(5,895.0)	3,027.9
Total Shareholders' Equity	3,028.5	5,322.8	572.2	(5,895.0)	3,028.5
Total Liabilities and Shareholders' Equity	$5,788.0	$6,252.2	$806.4	$(6,050.0)	$6,796.6

	September 30, 2010
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current Assets
Cash and cash equivalents	$.6	$.3	$28.4	$-	$29.3
Marketable securities	10.0	-	-	-	10.0
Investment in Ralcorp Receivables Corporation	180.0	-	-	(42.2)	137.8
Receivables, net	18.2	182.0	173.8	(140.6)	233.4
Inventories	67.6	329.3	28.2	-	425.1
Deferred income taxes	2.1	9.1	(.6)	-	10.6
Prepaid expenses and other current assets	17.4	10.0	3.4	-	30.8
Total Current Assets	295.9	530.7	233.2	(182.8)	877.0
Intercompany Notes and Interest	-	20.8	98.1	(118.9)	-
Investment in Subsidiaries	5,339.1	347.2	-	(5,686.3)	-
Deferred Income Taxes	81.0	-	-	(81.0)	-
Property	243.0	1,389.3	226.2	-	1,858.5
Accumulated Depreciation	(165.7)	(436.8)	(37.0)	-	(639.5)
Goodwill	-	2,844.7	101.0	-	2,945.7
Other Intangible Assets	57.5	1,779.3	72.0	-	1,908.8
Accumulated Amortization	(34.9)	(136.6)	(10.3)	-	(181.8)
Other Assets	35.1	1.0	.1	-	36.2
Total Assets	$5,851.0	$6,339.6	$683.3	$(6,069.0)	$6,804.9

Liabilities and Shareholders' Equity
Current Liabilities
Accounts and notes payable	$64.3	$178.6	$39.4	$(2.8)	$279.5
Other current liabilities	248.9	84.5	14.2	-	347.6
Total Current Liabilities	313.2	263.1	53.6	(2.8)	627.1
Intercompany Notes and Interest	83.0	15.1	20.8	(118.9)	-
Long-term Debt	2,464.9	-	-	-	2,464.9
Deferred Income Taxes	-	753.2	12.9	(81.0)	685.1
Other Liabilities	160.7	7.8	30.1	-	198.6
Total Liabilities	3,021.8	1,039.2	117.4	(202.7)	3,975.7
Shareholders' Equity
Common stock	.6	-	-	-	.6
Other shareholders' equity	2,828.6	5,300.4	565.9	(5,866.3)	2,828.6
Total Shareholders' Equity	2,829.2	5,300.4	565.9	(5,866.3)	2,829.2
Total Liabilities and Shareholders' Equity	$5,851.0	$6,339.6	$683.3	$(6,069.0)	$6,804.9

Condensed Consolidating Statements of Cash Flows
	Three Months Ended March 31, 2011
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated

Net Cash Provided (Used) by Operating Activities	$370.3	$(56.1)	$(87.4)	$226.8

Cash Flows from Investing Activities
Additions to property and intangible assets	(5.4)	(45.0)	(1.4)	(51.8)
Proceeds from sale of property	-	.1	-	.1
Purchases of securities	(10.0)	-	-	(10.0)
Proceeds from sale or maturity of securities	10.0	-	-	10.0
Intercompany investments and advances	(97.5)	117.2	(19.7)	-
Net Cash (Used) Provided by Investing Activities	(102.9)	72.3	(21.1)	(51.7)

Cash Flows from Financing Activities
Repayments of long-term debt	(44.7)	-	-	(44.7)
Net (repayments) borrowings under credit arrangements	(235.8)	-	119.0	(116.8)
Purchase of treasury stock	(.6)	-	-	(.6)
Proceeds and tax benefits from exercise of stock awards	4.9	-	-	4.9
Changes in book cash overdrafts	8.6	(15.6)	-	(7.0)
Other, net	-	(.1)	-	(.1)
Net Cash (Used) Provided by Financing Activities	(267.6)	(15.7)	119.0	(164.3)

Effect of Exchange Rate Changes on Cash	-	-	1.3	1.3

Net (Decrease) Increase in Cash and Cash Equivalents	(.2)	.5	11.8	12.1
Cash and Cash Equivalents, Beginning of Period	.6	.3	28.4	29.3
Cash and Cash Equivalents, End of Period	$.4	$.8	$40.2	$41.4

	Six Months Ended March 31, 2010
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated

Net Cash (Used) Provided by Operating Activities	$(13.0)	$146.1	$27.4	$160.5

Cash Flows from Investing Activities
Additions to property and intangible assets	(10.5)	(41.9)	(4.8)	(57.2)
Proceeds from sale of property	-	.4	.1	.5
Purchases of securities	(12.8)	-	-	(12.8)
Proceeds from sale or maturity of securities	14.8	-	-	14.8
Intercompany investments and advances	102.6	(88.3)	(14.3)	-
Net Cash Provided (Used) by Investing Activities	94.1	(129.8)	(19.0)	(54.7)

Cash Flows from Financing Activities
Repayments of long-term debt	(95.3)	-	-	(95.3)
Purchase of treasury stock	(115.5)	-	-	(115.5)
Proceeds and tax benefits from exercise of stock awards	6.3	1.5	-	7.8
Changes in book cash overdrafts	(7.6)	(15.8)	-	(23.4)
Other, net	-	(.1)	-	(.1)
Net Cash Used by Financing Activities	(212.1)	(14.4)	-	(226.5)

Effect of Exchange Rate Changes on Cash	-	-	1.0	1.0

Net (Decrease) Increase in Cash and Cash Equivalents	(131.0)	1.9	9.4	(119.7)
Cash and Cash Equivalents, Beginning of Period	263.5	.2	19.1	282.8
Cash and Cash Equivalents, End of Period	$132.5	$2.1	$28.5	$163.1

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

RESULTS OF OPERATIONS
    As discussed in more detail below, our results for the current year were significantly affected by several fiscal 2010 acquisitions, especially American Italian Pasta Company (“AIPC”).  In the second quarter and first half of fiscal 2011, the acquisitions were accretive by approximately $.30 per share and $.54 per share, respectively.
The following table summarizes key financial measures for the three- and six-month periods ended March 31, 2011 and 2010.
	Three Months Ended March 31,			Six Months Ended March 31,
	2011	2010	% Change	2011	2010	% Change
(dollars in millions, except per share data)
Net Sales	$1,172.6	$965.0	22%	$2,345.9	$1,956.9	20%
Operating Profit	164.1	97.7	68%	311.2	229.8	35%
Net Earnings	83.3	46.7	78%	154.6	113.9	36%
Diluted Earnings per Share	$1.50	$.84	79%	$2.78	$2.03	37%
Adjusted Diluted Earnings per Share (1)	$1.43	$1.12	28%	$2.69	$2.33	15%

(1)Adjusted Diluted Earnings per Share	$1.43	$1.12		$2.69	$2.33
Adjustments for economic hedges	.07	-		.12	-
Provision for legal settlement	-	-		(.03)	-
Merger and integration costs	-	(.05)		-	(.06)
Amounts related to plant closures	-	-		-	(.01)
Impairment of intangible assets	-	(.23)		-	(.23)
Diluted Earnings per Share	$1.50	$.84		$2.78	$2.03

Net Sales

	Three Months Ended			Six Months Ended
	March 31,			March 31,
	2011	2010	% Change	2011	2010	% Change
(dollars in millions)
Base-business Net Sales	$1,000.4	$965.0	4%	$1,994.7	$1,956.9	2%
Net sales from recent acquisitions
excluded from base-business net sales:
AIPC	143.5	-	15%	279.4	-	14%
Other fiscal 2010 acquisitions	28.7	-	3%	71.8	-	4%
Net Sales	$1,172.6	$965.0	22%	$2,345.9	$1,956.9	20%

    Net sales increased 22% and 20% from last year’s second quarter and first six months, respectively, primarily as a result of recent acquisitions.  Base-business net sales increased 4% and 2% for the three and six months ended March 31, 2011, respectively, as an increase in net pricing and the effect of a favorable product mix (largely due to increases in snack nuts, specialty crackers, and nutritional bars and declines in ready-to-eat cereals) more than offset slight 1% volume declines in both the quarter and first half.  Excluding branded cereals, other base-business volume grew 1% in both periods of fiscal 2011 compared to the prior year.

Margins

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
(% of net sales)
Gross Profit	29.0%	27.6%	28.0%	27.6%
Selling, general and administrative expenses	-13.3%	-13.9%	-12.9%	-13.5%
Amortization of intangible assets	-1.6%	-1.2%	-1.6%	-1.2%
Impairment of intangible assets	-	-2.1%	-	-1.0%
Other operating expenses, net	-.1%	-.3%	-.2%	-.2%
Operating Profit	14.0%	10.1%	13.3%	11.7%

Adjusted Gross Profit	28.5%	27.6%	27.5%	27.6%
Adjustments for economic hedges	.5%	-	.5%	-
Gross Profit	29.0%	27.6%	28.0%	27.6%

Adjusted Operating Profit	13.5%	12.7%	12.9%	13.0%
Adjustments for economic hedges	.5%	-	.5%	-
Provision for legal settlement	-	-	-.1%	-
Merger and integration costs	-	-.5%	-	-.3%
Impairment of intangible assets	-	-2.1%	-	-1.0%
Operating Profit	14.0%	10.1%	13.3%	11.7%

    Gross profit margin was also positively impacted by the acquisition of the higher-margin pasta business as well as a $6.0 million and $10.8 million mark-to-market gain related to economic hedge contracts for the second quarter and first six months, respectively.  For the Company’s base businesses on a combined basis, the effect of higher net selling prices (including the effects of reduced trade promotion spending) offset the rising commodity costs that negatively impacted many of Ralcorp’s product categories for the second quarter but fell short through six months.  Ingredient, packaging, and freight costs (net of hedging activities) for the three and six months ended March 31, 2011, were approximately $32 million and $48 million higher, respectively, with the most significant impact in snack nuts (included in the Snacks, Sauces and Spreads segment).
    Selling, general and administrative (SG&A) expenses as a percentage of net sales declined in both the second quarter and the first six months of fiscal 2011 primarily because of the addition of acquired businesses with a lower SG&A percentage relative to the incremental sales.  In addition, distribution-related costs were lower for the cereals segments, and stock-based compensation expense was lower due to the timing of grants.  Those effects were partially offset by an increase in advertising expense in the Branded Cereal Products segment.
    Amortization expense as a percentage of net sales increased due to incremental amounts from fiscal 2010 acquisitions (primarily customer relationship intangible assets) and the acceleration of amortization expense on a customer relationship intangible asset in the Other Cereal Products segment due to a shortened estimate of the remaining life of the relationship.  Total amortization expense for the second quarter was $19.4 million ($.22 per share) compared to $11.3 million last year ($.13 per share).  Through the first six months of fiscal 2011, total amortization expense was $38.9 ($.45 per share) compared to $22.6 million in the prior year ($.25 per share).
    In addition to the items discussed above, the operating profit margin was affected by a provision for legal settlement (as discussed below), impairment of intangible assets (as discussed below), and minor merger and integration costs and amounts related to plant closures.

Adjustments for Economic Hedges

We use derivatives to manage our exposure to changes in commodity prices.  In most cases, those derivatives have been designated and qualify as hedges for accounting purposes, such that the derivative gains or losses are deferred in accumulated other comprehensive income (loss) in the balance sheet until the exposure being managed affects earnings.  Although certain hedges (referred to as “economic hedges”) do not meet the criteria for cash flow hedge accounting and related gains or losses must be recognized in earnings immediately, we believe that these instruments are effective in achieving the objective of managing the future cost of raw materials.  Accordingly, for purposes of measuring segment operating performance these gains and losses are reported in unallocated corporate items outside of segment operating results until such time that the exposure being managed affects earnings.  At that time, the gains or losses will be reclassified from unallocated corporate items to segment operating profit, allowing the segments to realize the economic effects of the derivative without experiencing any mark-to-market volatility, which remains in unallocated corporate items.  Similarly, our non-GAAP measures of Adjusted EBITDA and Adjusted Diluted Earnings per Share include adjustments to match the gains or losses on economic hedges with the hedged costs.  In the second quarter and first six months of fiscal 2011, net mark-to-market gains on economic hedges were $6.0 million and $10.8 million, respectively, included in cost of goods sold.

Provision for Legal Settlement

During the three months ended December 31, 2010, we accrued an additional $2.5 million (for a total of $10 million) in connection with the settlement of certain contractual claims by a customer in the Other Cereal Products segment, included in “Other operating expenses, net” on the statement of earnings.  Those claims arose primarily as a result of the customer’s recall of certain peanut-butter-based products in January 2009 stemming from the U.S. Food and Drug Administration and other authorities’ investigation of Peanut Corporation of America, which supplied us with peanut paste and other ingredients.  In January 2011, we resolved all pending contractual and other claims, resulting in a payment by the Company of $5.0 million and an obligation to pay an additional $5.0 million, subject to the customer’s completion of certain contractual obligations through February 2013.

Impairment of Intangible Assets

In the second quarter of fiscal 2010, a goodwill impairment charge of $20.5 million was recognized in the Snacks, Sauces & Spreads segment related to the Linette chocolate reporting unit.  The impairment was based on reduced sales to a major customer, the inability to quickly replace lost volume (including a decision by a major retailer to delay potential new product offerings), and changes in anticipated ingredient cost trends, leading to shortfalls in earnings before interest, income taxes, depreciation and amortization relative to forecasts.

Interest Expense and Income Taxes

Interest expense increased $9.9 million and $19.1 million for the second quarter and first six months of fiscal 2011, respectively, compared to the same periods last year due to an $814 million and $901 million increase in weighted-average outstanding borrowings, respectively.  The weighted-average interest rate on all of our outstanding borrowings was 5.5% in both the quarter and six months ended March 31, 2011 and 6.5% in the second quarter and first six months of fiscal 2010.
The effective income tax rate was approximately 36.0% in both the second quarter and first six months of 2011, down slightly from 36.7% and 36.5% and in last year’s second quarter and first six months, respectively, primarily because of an increase in the Domestic Production Activities Deduction for fiscal 2011.

Non-GAAP Financial Measures

    The non-GAAP financial measures presented herein and discussed below do not comply with accounting principles generally accepted in the United States, or GAAP, because they are adjusted to exclude (include) certain cash and non-cash income and expenses that would otherwise be included in (excluded from) the most directly comparable GAAP measure in the statement of earnings.  These non-GAAP financial measures, which are not necessarily comparable to similarly titled captions of other companies due to potential inconsistencies in the methods of calculation, should not be considered an alternative to, or more meaningful than, related measures determined in accordance with GAAP.  As further discussed below, these non-GAAP measures supplement other metrics used by management to internally evaluate its businesses and facilitate the comparison of operations over time.

•
Base-business net sales, as reported herein, has been adjusted to exclude estimated current year sales attributable to recently acquired businesses for the period corresponding to the pre-acquisition period of the comparative period of the prior year.  For each acquired business, the excluded period starts at the beginning of the respective quarter or year-to-date period and ends one year after the acquisition date.  The Company has included financial measures for the base business (such as sales growth) because they provide useful and comparable trend information regarding the results of our businesses without the effect of the timing of acquisitions.

•
Adjusted EBITDA, as presented herein (and reconciled to Net Earnings below), is defined as earnings before interest, income taxes, depreciation, and amortization, excluding impairment of intangible assets (if any), adjustments for economic hedges, provision for legal settlement, merger and integration costs, and amounts related to plant closures.  Ralcorp’s board of directors, management, and investors use Adjusted EBITDA to assess the Company’s performance because it allows them to compare operating performance on a consistent basis across periods by removing the effects of capital structure (such as varying levels of interest expense), items largely outside the control of the management team (such as income taxes), asset base (such as depreciation, amortization, and impairments), derivatives accounting that is not representative of the economic effect of hedges, amounts related to significant legal settlements, and items related to acquisition and disposal activity (such as merger and integration costs and amounts related to plant closures).

•
Adjusted diluted earnings per share is an additional measure for comparing the earnings generated by operations between periods, without the effects of intangible asset impairments (if any), adjustments for economic hedges, provision for legal settlement, merger and integration costs, and amounts related to plant closures.

•
Adjusted gross profit (as a percentage of net sales) is an additional measure for comparing gross margins between periods, without the effects of adjustments for economic hedges and acquired inventory valuation adjustments (if any).

•
Adjusted operating profit (as a percentage of net sales) is an additional measure for comparing operating margins between periods, without the effects of intangible asset impairments (if any), adjustments for economic hedges, provision for legal settlement, merger and integration costs, and amounts related to plant closures.

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2011	2010	2011	2010
(dollars in millions)
Adjusted EBITDA	$214.5	$161.8	$416.6	$333.6
Interest expense, net	(33.8)	(23.9)	(69.5)	(50.4)
Income taxes	(47.0)	(27.1)	(87.1)	(65.5)
Depreciation and amortization	(56.1)	(39.0)	(113.0)	(77.4)
Adjustments for economic hedges	6.0	-	10.8	-
Provision for legal settlement	-	-	(2.5)	-
Merger and integration costs	(.1)	(4.5)	(.3)	(5.1)
Amounts related to plant closures	(.2)	(.1)	(.4)	(.8)
Impairment of intangible assets	-	(20.5)	-	(20.5)
Net Earnings	$83.3	$46.7	$154.6	$113.9

Segment Results

	Three Months Ended			Six Months Ended
	March 31,			March 31,
	2011	2010	% Change	2011	2010	% Change
(pounds in millions)
Sales Volume
Branded Cereal Products	122.0	131.8	-7%	225.9	252.3	-10%
Other Cereal Products	125.6	128.1	-2%	260.1	260.4	0%
Snacks, Sauces & Spreads	331.1	318.7	4%	672.9	643.2	5%
Frozen Bakery Products	171.5	160.3	7%	345.2	326.1	6%
Pasta	214.8	-	n/a	426.8	-	n/a
Total Sales Volume	965.0	738.9	31%	1,930.9	1,482.0	30%

(dollars in millions)
Net Sales
Branded Cereal Products	$255.3	$260.6	-2%	$476.9	$506.5	-6%
Other Cereal Products	198.9	193.3	3%	403.6	388.2	4%
Snacks, Sauces & Spreads	382.2	338.2	13%	799.6	707.5	13%
Frozen Bakery Products	192.7	172.9	11%	386.4	354.7	9%
Pasta	143.5	-	n/a	279.4	-	n/a
Total Net Sales	$1,172.6	$965.0	22%	$2,345.9	$1,956.9	20%

Segment Profit
Branded Cereal Products	$56.9	$55.0	3%	$106.6	$104.1	2%
Other Cereal Products	21.3	22.0	-3%	42.5	46.2	-8%
Snacks, Sauces & Spreads	33.3	40.5	-18%	70.7	88.0	-20%
Frozen Bakery Products	22.9	18.2	26%	45.9	44.6	3%
Pasta	36.6	-	n/a	64.8	-	n/a
Total Segment Profit	$171.0	$135.7	26%	$330.5	$282.9	17%

Segment Profit Margin
Branded Cereal Products	22%	21%		22%	21%
Other Cereal Products	11%	11%		11%	12%
Snacks, Sauces & Spreads	9%	12%		9%	12%
Frozen Bakery Products	12%	11%		12%	13%
Pasta	26%	n/a		23%	n/a
Total Segment Profit Margin	15%	14%		14%	14%

Branded Cereal Products

Volume changes from the second quarter and first six months of the prior year were as follows:
	Sales Volume Change from Prior Year
	Three Months Ended	Six Months Ended
	March 31, 2011	March 31, 2011
Honey Bunches of Oats	4%	-4%
Pebbles	0%	0%
Other	-21%	-20%
Total	-7%	-10%

    Net sales declined 2% and 6% in the three and six months ended March 31, 2011, driven primarily by lower overall volumes.  The Honey Bunches of Oats brand volume improved in the second quarter and Pebbles brand volumes were flat; however, volumes across the rest of the Post brand portfolio were impacted by the continued weakness and competitive promotional activity in the ready-to-eat cereal category as well as lower trade spending behind the brands as compared to more aggressive spending levels a year ago.  Overall trade spending declined approximately 17% in both the second quarter and first six months of fiscal 2011, exceeding volume declines, as a continued focus on more efficient trade program investments helped to partially offset the net sales impact of lower volumes.
    The 3% and 2% increase in segment profit for the three and six months ended March 31, 2011, respectively, as well as improved profit margin, were mostly attributable to favorable net pricing and lower manufacturing costs, partially offset by an increase in advertising expense ($6.7 million and $7.8 for the second quarter and first six months, respectively), lower sales volume, and higher raw material costs (driven by sugar and nuts).

Other Cereal Products

Volume changes from the second quarter and first six months of the prior year were as follows:

	Sales Volume Change from Prior Year
	Three Months Ended	Six Months Ended
	March 31, 2011	March 31, 2011
Private-brand ready-to-eat cereal	-7%	-6%
Nutritional bars	11%	28%
Hot cereal	-7%	-6%
Other minor categories	4%	0%
Total	-2%	0%

    Net sales increased 3% and 4% in the three and six months ended March 31, 2011, respectively, fueled by strong volume growth for nutritional bars.  The segment’s overall net sales growth was due to higher net selling prices and a positive sales mix (with a shift to nutritional bars, which have a higher price per pound) partially offset by the effect of a decline in overall volume for the quarter.  Private-brand ready-to-eat cereal volumes were down as the overall weakness in the ready-to-eat category and competitive promotional activities impacted sales to many of the segment’s retail customers.
    Segment profit declined 3% and 8% in the second quarter and first six months of fiscal 2011, respectively.  Lower gross profit margins (mainly due to a sales shift from higher-margin ready-to-eat cereals and an increase in raw material and production costs) and an increase in amortization expense (as noted under Margins above) were only slightly offset by reduced distribution-related costs.  Material cost increases were driven by sugar, cocoa, nuts, oats, wheat, and packaging materials.

Snacks, Sauces & Spreads

Base-business volume changes from the second quarter and first six months of the prior year were as follows:

	Sales Volume Change from Prior Year
	Three Months Ended	Six Months Ended
	March 31, 2011	March 31, 2011
Nuts	7%	11%
Crackers	8%	5%
Cookies	-6%	-3%
Peanut butter	-1%	-4%
Preserves & jellies	-4%	-5%
Syrups	-10%	-10%
Chips	0%	1%
Dressings	12%	8%
Other minor categories	-1%	0%
Total	0%	0%

    Net sales grew 13% in both the second quarter and first six months as a result of acquisitions, higher snack nut and cracker volumes, increased net selling prices, and product mix.  Incremental sales from the fiscal 2010 acquisitions of J.T. Bakeries and North American Baking accounted for 6 and 8 percentage points of the overall net sales increase in the three and six months ended March 31, 2011, respectively.  Excluding acquisitions, base-business volumes were flat, as gains for snack nuts, crackers, and dressings were offset by declining volumes for cookies, syrups, peanut butter, and preserves and jellies.  This favorable sales mix shift from products with a lower price per pound to products with a higher price per pound added to the overall sales growth.

Segment profit decreased 18% and 20% in the second quarter and six months ended March 31, 2011, respectively, as a result of significantly higher raw material costs (primarily cashews and tree nuts but also including oils, peanuts, and packaging) and unfavorable freight costs.  Net selling price increases offset less than half of the increase in raw materials costs for the quarter and less than one-third of the increase for the first six months.

Frozen Bakery Products

    Base-business volume changes from the second quarter and first six months of the prior year were as follows:

	Sales Volume Change from Prior Year
	Three Months Ended	Six Months Ended
	March 31, 2011	March 31, 2011
In-store bakery (ISB)	-10%	-5%
Foodservice	11%	7%
Retail	18%	12%
Total	4%	3%

     Net sales were up 11% and 9% for the three and six months ended March 31, 2011, with growth primarily attributable to volume gains for foodservice and retail products, incremental sales from the fiscal 2010 acquisition of Sepp’s Gourmet Foods, and higher pricing, partially offset by the effects of volume declines in the in-store bakery channel (primarily cookies and frozen dough).  Strong net sales growth in the retail channel was fueled by new griddle products distributed through two major retailers.  Foodservice sales benefited from a new product for a major restaurant chain.  Shortfalls in the sales of in-store bakery cookies are primarily attributable to the later timing of the Easter holiday this year.
    Segment operating profit was up 26% and 3% for the second quarter and first six months of fiscal 2011, respectively, as the effects of higher volumes, increased net selling prices, and the acquisition were only partially offset by higher commodity costs, increased warehousing costs as a result of the initial inventory build on the new products, and unfavorable effects of foreign exchange rate changes.

Pasta

    Volume changes from the second quarter and first six months of the prior year (pre-acquisition) were as follows:

	Sales Volume Change from Prior Year
	Three Months Ended	Six Months Ended
	March 31, 2011	March 31, 2011
Retail	0%	0%
Institutional	-13%	-13%
Total	-3%	-3%

    The Pasta segment consists of American Italian Pasta Company (AIPC), which Ralcorp acquired on July 27, 2010.  Net sales in the second quarter and first six months of fiscal 2011 were down 2% and 5%, respectively, from last year (pre-acquisition) as a result of lower overall volumes and slightly higher net selling prices.
    Retail sales volume was flat as private brands increases of 6% and 5% in the three and six months ended March 31, 2011, respectively, were offset by declines in branded products.  Last year, AIPC exited certain geographic markets where the brands were underperforming the market and shifted focus to private-brand products.  Institutional volume declines in both the quarter and first six months were attributable to reduced sales to foodservice customers and, for the six-month period, lower ingredient sales.

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

	Six Months Ended
	March 31,
	2011	2010
Cash provided by operating activities	$226.8	$160.5
Cash used by investing activities	(51.7)	(54.7)
Cash used by financing activities	(164.3)	(226.5)
Effect of exchange rate changes on cash	1.3	1.0
Net increase (decrease) in cash and cash equivalents	$12.1	$(119.7)

	Mar. 31,	Sept. 30,
	2011	2010
Cash and cash equivalents	$41.4	$29.3
Current portion of long-term debt	23.2	173.2
Working capital excluding cash and current debt	185.1	393.8
Long-term debt excluding current portion	2,184.3	2,464.9
Total shareholders' equity	3,028.5	2,829.2

    Capital resources remained strong at March 31, 2011, with a long-term debt to total capital (which is the total of long-term debt and total shareholders’ equity) ratio of 42%, compared to 47% for September 30, 2010.  Cash on hand increased from the end of fiscal 2010, while the current portion of long-term debt decreased significantly as we repaid the majority of short-term borrowings made during the fourth quarter of fiscal 2010.  Working capital excluding cash and cash equivalents and the current portion of long-term debt decreased from September 30, 2010 to March 31, 2011, primarily as a result of a $269.0 million increase in notes payable under our accounts receivable securitization program and uncommitted credit arrangements (see Note 13 under Item 1), partially offset by an increase in inventories ($44.2 million) and the effects of the timing of payments and sales.
    The increase in net cash provided by operating activities for the six months ended March 31, 2011 is primarily attributable to incremental operating cash flows from the fiscal 2010 acquisitions of approximately $81 million, as well as a favorable $35 million change in cash flows related to income taxes, partially offset by increased cash outflows related to purchases of raw materials.  In the first six months of fiscal 2010, income tax payments net of refunds were $111 million, while in the first six months of fiscal 2011, we received a federal income tax refund of $15 million resulting in a net cash outflow for income taxes of only $76 million.
    Capital expenditures were $51.8 million and $57.2 million in the six months ended March 31, 2011 and 2010, respectively.  Total capital expenditures for fiscal 2011 are expected to be $150-165 million (including maintenance expenditures of approximately $50 million).  As discussed below, we have adequate capacity under current borrowing arrangements, in addition to cash on hand, to meet these cash needs.
    During the six months ended March 31, 2011 and 2010, we repurchased approximately nine thousand and two million shares, respectively, of Ralcorp common stock for $.6 million and $115.5 million, respectively.  In addition, during the first six months of 2011, we repaid $29.0 million of our Fixed Rate Senior Notes, Series B, $10.7 million of Series D, $5.0 million of the 2010 Term Loan, and $385.7 million under revolving credit agreements.  During the next twelve months, another $10.7 million of Series D and $12.5 million of the 2010 Term Loan are scheduled to be repaid.  As of March 31, we had outstanding borrowings of only $37.7 million against our 2010 ($300 million) Revolving Credit Agreement, and we had no borrowings against our 2008 ($400 million) Revolving Credit Agreement (which expires in July 2011).
    All of our notes provide that, if we elect to pay additional interest, our ratio of “Total Debt” to “Adjusted EBITDA” (each term as defined in the debt agreements) may exceed their normal 3.5 to 1 limit, but be no greater than 4 to 1, for a period not to exceed 12 consecutive months.  A covenant in the 2010 revolving credit agreement requires that this ratio not exceed 3.75 to 1.  As of March 31, 2011, that ratio was 3.2 to 1, and we were also in compliance with all other debt covenants.  We expect to get to our target leverage range (below 3.0 times) during the third quarter.

OUTLOOK

    Within our Annual Report on Form 10-K for the year ended September 30, 2010, we provided a discussion of the outlook for the Company, including specific factors and trends affecting our businesses.  We believe the outlook comments contained within that document are still appropriate, except as updated by the following paragraphs.
    We incurred approximately $48 million (net of hedges) in ingredient, packaging, and freight cost increases during the first half of fiscal 2011.  Based on our current exposures and projected volume, we expect the net year-over-year increase in unit costs (net of hedges) for those resources will amount to approximately $200 million for the full year.  The primary commodities driving this estimated increase are durum wheat, cashews, tree nuts (particularly almonds and pecans), and peanuts.  We expect to be able to cover all of this inflation through a combination of the reduction of inefficient trade spending and internal costs, and pricing adjustments, where justified.
    As noted above, acquisitions completed during the second half of fiscal 2010 increased our reported earnings per share for the six months ended March 31, 2011 by approximately $.54 per share, after factoring in the interest cost incurred on amounts borrowed for these acquisitions.  We now anticipate that these acquisitions will contribute a total of at least $.90 to results for the year ending September 30, 2011, after the effect of the related increase in interest expense.
    In our Branded Cereal Products segment, we expect new product revenue to increase significantly through the year driven by increased distribution, advertising, and consumer support.  We also expect to substantially boost advertising and support for the rest of our branded cereal products during the year.  This cost increase will be partially offset by reductions in trade spending.  While these actions may negatively impact margins in the near term, we feel this support is critical to the long-term health of the Post brand.
    We currently expect full year diluted earnings per share to be between $5.45 and $5.55 (after excluding $0.12 per share year-to-date gains on economic hedges and $.03 per share year-to-date provision for legal settlement) subject to the potential impact of further disruptions in the prices of key raw materials and the effects of pricing changes on consumer demand.
    Beginning last summer, we initiated a study to evaluate ideas that could fundamentally improve the competitive positioning of each of our businesses, focusing primarily on cost structure.  After a significant effort, all of our businesses have presented ideas that we have prioritized over the last several months.  The results of this work are significant and reflect our core competencies around aggressive cost management.
    This is a multi-year project that will span the 2012 through 2014 fiscal years but is already in progress.  Based on our current assumptions, we would expect total incremental capital expenditures to be between $115 and $135 million higher over this period than our past experience would otherwise indicate.  This investment is expected to produce aggregate incremental operating profit of between $80 and $100 million for the same period.  The majority of these savings will occur in 2013 and 2014, and savings will continue thereafter.  The primary driver behind these savings is capacity rationalization as we realign our production and distribution networks.  We expect these investments to add approximately 3% annually to our EPS growth rates over this time frame.  These investments are also expected to provide more flexibility in dealing with ingredient and packaging cost increases in the future.

RECENTLY ISSUED ACCOUNTING STANDARDS

    See Note 2 under Item 1 for a discussion regarding recently issued accounting standards.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

    There have been no material changes to our critical accounting policies and estimates during the six months ended March 31, 2011.

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

    Except as discussed in the following paragraphs, we believe there have been no material changes in the reported market risks faced by the Company during the six months ended March 31, 2011.  For additional information, refer to Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2010.
    As of March 31, 2011, a hypothetical 10% adverse change in relevant market prices would have decreased the fair value of our commodity-related derivatives portfolio, which includes futures, options, and swaps, by approximately $10.9 million.  This volatility analysis ignores changes in the exposures inherent in the related hedged transactions.  Because the Company does not hold or trade derivatives for speculation or profit, all changes in derivative values are effectively offset by corresponding changes in the hedged exposures.
    As of March 31, 2011, the fair value of our fixed rate debt was approximately $2,212.7 million, based on the discounted amount of future cash flows using Ralcorp’s incremental rate of borrowing for similar debt.  A hypothetical 10% decrease in interest rates would increase the fair value of the fixed rate debt by approximately $91.2 million.
    As of March 31, 2011, we held foreign currency forward contracts with a total notional amount of $22.9 million and fair value of $2.1 million.  A hypothetical 10% increase in the expected CAD-USD exchange rates would have decreased that fair value by $2.3 million.

Item 4.	Controls and Procedures.

    The Company’s management, with the participation of the Company’s Co-Chief Executive Officers and its Chief Accounting and Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2011.  Based upon that evaluation, the Co-Chief Executive Officers and the Chief Accounting and Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information that is required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including its Co-Chief Executive Officers and its Chief Accounting and Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  During the period covered by this report, our internal control over financial reporting was materially affected by the AIPC acquisition and the transition of several locations of the Snacks, Sauces & Spreads segment to the accounting systems utilized by the remainder of the segment.

PART II.  OTHER INFORMATION

There is no information required to be reported under any items except those indicated below.

Item 1.	Legal Proceedings.

    In May 2009, a customer notified the Company that it was seeking to recover out-of-pocket costs and damages associated with the customer’s recall of certain peanut butter-based products.  The customer recalled those products in January 2009 because they allegedly included ingredients that had the potential to be contaminated with salmonella.  The customer’s recall stemmed from the U.S. Food and Drug Administration and other authorities’ investigation of Peanut Corporation of America, which supplied the Company with peanut paste and other ingredients.  In accordance with the Company’s contractual arrangements with the customer, the parties submitted these claims to mediation.  In January 2011, the Company resolved all pending contractual and other claims, resulting in a payment by the Company of $5.0 and an obligation to pay an additional $5.0, subject to the customer’s completion of certain contractual obligations through February 2013.  The Company accrued $7.5 in the fiscal year ended September 30, 2010 based on early estimates of the settlement amount, and accrued an additional $2.5 in the quarter ended December 31, 2010.

    In June 2010, two former employees of a subsidiary of the Company filed a lawsuit in California state court alleging, among other things, that employees did not receive sufficient meal breaks resulting in incorrect wage statements, unpaid overtime and untimely payments to terminated employees.  In March 2011, one former employee of a separate subsidiary of the Company filed a lawsuit in a different California state court containing similar allegations.  Each of these suits was filed as a class action and seeks to include in the class certain current and former employees of the respective subsidiary involved.  In each case, the plaintiffs are seeking unpaid wages, interest, attorneys’ fees, compensatory and other monetary damages and injunctive relief.  No determination has been made by either court regarding class certification and there can be no assurance as to whether a class will be certified or, if a class is certified, as to the scope of such class.  The Company’s liability, if any, relating to these lawsuits cannot be reasonably estimated at this time, yet is not likely to be material to its consolidated financial position, results of operations or cash flows.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
January 1- January 31, 2011	0	$0	0	See total

February 1 - February 28, 2011	0	0	0	See total

March 1 - March 31, 2011	0	0	0	See total

Total	0	0	0	5,000,000

*	On November 10, 2009, the Board of Directors terminated the Company’s existing share repurchase authorization and approved a new authorization to repurchase up to 7,000,000 shares of common stock at prevailing market prices. The new authorization has no expiration date. From time to time, the Company may repurchase its common stock through plans established under Rule 10b5-1. Typically, these plans direct a broker to purchase a variable amount of shares each day (usually between 0 and 50,000) depending on the previous day’s closing share price.

Item 6.	Exhibits.

31.1	Section 302 Certification of Kevin J. Hunt dated May 5, 2011.
31.2	Section 302 Certification of David P. Skarie dated May 5, 2011.
31.3	Section 302 Certification of Thomas G. Granneman dated May 5, 2011.
32	Section 1350 Certification of Kevin J. Hunt, David P. Skarie and Thomas G. Granneman dated May 5, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RALCORP HOLDINGS, INC.

Date: May 5, 2011	By: /s/ T. G. Granneman
T. G. Granneman
Duly Authorized Signatory and
Chief Accounting Officer

Exhibit Index

Exhibit	Description
31.1	Section 302 Certification of Kevin J. Hunt dated May 5, 2011.
31.2	Section 302 Certification of David P. Skarie dated May 5, 2011.
31.3	Section 302 Certification of Thomas G. Granneman dated May 5, 2011.
32	Section 1350 Certification of Kevin J. Hunt, David P. Skarie and Thomas G. Granneman dated May 5, 2011.