Form 10-Q
period 2011-08-09
RALCORP HOLDINGS INC /MO
filed 2011-08-09
CIK 1029506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

                                            (Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011.

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO ____________.

Commission file number:     1-12619

Ralcorp Holdings, Inc.
(Exact name of registrant as specified in its charter)

Missouri	43-1766315
(State of Incorporation)	(I.R.S. Employer
Identification No.)

800 Market Street, Suite 2900
St. Louis, MO	63101
(Address of principal	(Zip Code)
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
Large accelerated filer (X)	Accelerated filer ( )	Non-accelerated filer ( )	Smaller reporting company ( )

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes (  )   No (X)

Number of shares of Common Stock, $.01 par value, outstanding as of August 5, 2011:  55,133,818

RALCORP HOLDINGS, INC.

(i)

PART I — FINANCIAL INFORMATION

Item 1 .	Financial Statements.

RALCORP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
(Dollars in millions except per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net Sales	$1,171.9	$962.4	$3,517.8	$2,919.3
Cost of goods sold	(882.2)	(717.1)	(2,570.1)	(2,134.8)
Gross Profit	289.7	245.3	947.7	784.5
Selling, general and administrative expenses	(157.4)	(116.3)	(460.7)	(378.7)
Amortization of intangible assets	(19.6)	(11.0)	(58.5)	(33.6)
Impairment of intangible assets	(32.1)	-	(32.1)	(20.5)
Other operating expenses, net	(5.0)	(13.9)	(9.6)	(17.8)
Operating Profit	75.6	104.1	386.8	333.9
Interest expense, net	(33.0)	(24.7)	(102.5)	(75.1)
Earnings before Income Taxes	42.6	79.4	284.3	258.8
Income taxes	(14.3)	(26.4)	(101.4)	(91.9)
Net Earnings	$28.3	$53.0	$182.9	$166.9

Earnings per Share
Basic	$.51	$.97	$3.33	$3.02
Diluted	$.50	$.95	$3.28	$2.98

See accompanying Notes to Condensed Consolidated Financial Statements.

RALCORP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in millions)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net Earnings	$28.3	$53.0	$182.9	$166.9
Other comprehensive (loss) income	(5.9)	(13.1)	28.2	1.3
Comprehensive Income	$22.4	$39.9	$211.1	$168.2

See accompanying Notes to Condensed Consolidated Financial Statements.

RALCORP HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in millions)

	June 30,	Sept. 30,
	2011	2010

Assets
Current Assets
Cash and cash equivalents	$47.2	$29.3
Marketable securities	10.7	10.0
Investment in Ralcorp Receivables Corporation	-	137.8
Receivables, net	344.7	233.4
Inventories	468.5	425.1
Deferred income taxes	10.7	10.6
Prepaid expenses and other current assets	19.2	30.8
Total Current Assets	901.0	877.0
Property, Net	1,201.9	1,219.0
Goodwill	2,952.0	2,945.7
Other Intangible Assets, Net	1,643.6	1,727.0
Other Assets	39.6	36.2
Total Assets	$6,738.1	$6,804.9

Liabilities and Shareholders' Equity
Current Liabilities
Accounts and notes payable	$427.8	$279.5
Other current liabilities	217.0	347.6
Total Current Liabilities	644.8	627.1
Long-term Debt	2,162.5	2,464.9
Deferred Income Taxes	636.4	685.1
Other Liabilities	235.5	198.6
Total Liabilities	3,679.2	3,975.7
Shareholders' Equity
Common stock	.6	.6
Additional paid-in capital	1,955.7	1,945.2
Common stock in treasury, at cost	(340.7)	(348.8)
Retained earnings	1,451.0	1,268.1
Accumulated other comprehensive loss	(7.7)	(35.9)
Total Shareholders' Equity	3,058.9	2,829.2
Total Liabilities and Shareholders' Equity	$6,738.1	$6,804.9

See accompanying Notes to Condensed Consolidated Financial Statements.

RALCORP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in millions)

	Nine Months Ended
	June 30,
	2011	2010

Cash Flows from Operating Activities
Net earnings	$182.9	$166.9
Adjustments to reconcile net earnings to net
cash flow provided by operating activities:
Depreciation and amortization	169.5	116.7
Impairment of intangible assets	32.1	20.5
Stock-based compensation expense	12.4	11.9
Deferred income taxes	(48.8)	(22.4)
Other, net	19.7	(6.3)
Net Cash Provided by Operating Activities	367.8	287.3

Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	-	(140.6)
Additions to property and intangible assets	(88.9)	(86.4)
Proceeds from sale of property	.5	.5
Purchases of securities	(20.6)	(12.8)
Proceeds from sale or maturity of securities	19.9	14.8
Net Cash Used by Investing Activities	(89.1)	(224.5)

Cash Flows from Financing Activities
Repayments of long-term debt	(47.2)	(95.3)
Net repayments under credit arrangements	(204.7)	-
Purchases of treasury stock	(.6)	(115.5)
Proceeds and tax benefits from exercise of stock awards	9.8	8.2
Changes in book cash overdrafts	(19.4)	(28.3)
Other, net	(.1)	(.2)
Net Cash Used by Financing Activities	(262.2)	(231.1)

Effect of Exchange Rate Changes on Cash	1.4	.8

Net Increase (Decrease) in Cash and Cash Equivalents	17.9	(167.5)
Cash and Cash Equivalents, Beginning of Period	29.3	282.8
Cash and Cash Equivalents, End of Period	$47.2	$115.3

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

NOTE 2 – RECENTLY ISSUED ACCOUNTING STANDARDS

Issued in December 2009, Accounting Standards Update (ASU) No. 2009-16 amends the ASC for the issuance of FAS 166, “Accounting for Transfers of Financial Assets (Topic 860) – an amendment of FASB Statement No. 140.”  The amendments in this ASU improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance (which had been applied to Ralcorp Receivables Corporation) and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets.  In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets.  Comparability and consistency in accounting for transferred financial assets were also improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting.  Also issued in December 2009, ASU 2009-17 amends the ASC for the issuance of FAS 167, “Amendments to FASB Interpretation No. 46(R).”  The amendments in this ASU replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity.  An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity.  The amendments in this ASU also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements.  These ASUs became effective for Ralcorp’s 2011 fiscal year and affected the Company’s reporting related to its sale of accounts receivable (see Note 13).  In fiscal 2011, the outstanding balance of receivables sold remain on Ralcorp’s consolidated balance sheet ($217.9 at June 30, 2011), proceeds received from the conduits ($135.0 at June 30, 2011) are shown as notes payable in Ralcorp’s consolidated balance sheet, and there is no investment in Ralcorp Receivables Corporation at June 30, 2011.  In addition, any proceeds received from or paid to the conduits are shown as cash flows from financing activities rather than from operating activities in Ralcorp’s consolidated statement of cash flows.  Because these ASUs are required to be applied prospectively, prior period amounts have not been reclassified to conform.

In May 2011, the Financial Accounting Standards Board (FASB) issued ASU No. 2011-04, “Fair Value Measurement (Topic 820) – Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  This update establishes common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS).  The amendments in this update are effective during interim and annual periods beginning after December 15, 2011.  The adoption of this update is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220) – Presentation of Comprehensive Income.”  The objective of this update is to improve the comparability, consistency, and transparency of financial reporting to increase the prominence of items reported in other comprehensive income.  This update requires that all nonowner changes in shareholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements.  The amendments in this update are effective during interim and annual periods beginning after December 15, 2011.  The adoption of this update is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

NOTE 3 – BUSINESS COMBINATIONS

On May 31, 2010, the Company acquired J.T. Bakeries Inc., a leading manufacturer of high-quality private-brand and co-branded gourmet crackers in North America, and North American Baking Ltd., a leading manufacturer of premium private-brand specialty crackers in North America.  These businesses operate plants in Kitchener and Georgetown, Ontario and are included in Ralcorp’s Snacks, Sauces & Spreads segment.  On June 25, 2010, the Company acquired Sepp’s Gourmet Foods Ltd., a leading manufacturer of foodservice and private-brand frozen griddle products.  Sepp’s has operations in Delta, British Columbia and is included in Ralcorp’s Frozen Bakery Products segment.  Net sales and operating profit included in the statement of earnings related to these three acquisitions were $20.4 and $.3, respectively, for the three months ended June 30, 2011, and $92.2 and $3.0, respectively, for the nine months ended June 30, 2011.  Operating profit, which is net of approximately $1.0 of amortization expense per quarter, has been negatively impacted by declines in the value of the U.S. Dollar relative to the Canadian Dollar because, while nearly all the costs of these businesses are denominated in Canadian Dollars, the majority of their sales are conducted in U.S. Dollars and pricing has not yet been adjusted to compensate.

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

Each of the acquisitions was accounted for using the purchase method of accounting, whereby the results of operations of each of the following acquisitions are included in the statements of earnings from the date of acquisition.  The purchase price was allocated to acquired assets and liabilities based on their estimated fair values at the date of acquisition, and any excess was allocated to goodwill.  The following table summarizes the provisional amounts recognized as of September 30, 2010, as well as adjustments made in the nine months ended June 30, 2011.  The adjustments did not have a significant impact on the consolidated statements of income, balance sheets or cash flows in any period; therefore, the financial statements have not been retrospectively adjusted.  Certain estimated values are not yet finalized (primarily deferred tax assets and liabilities) and are subject to change once additional information is obtained (but no later than one year from the applicable acquisition date).

	Acquisition	Adjustments	Acquisition
	Date Amounts	During the	Date Amounts
	Recognized as of	Nine Months Ended	Recognized
	September 30, 2010 (a)	June 30, 2011	(as Adjusted)
Cash	$41.1	$-	$41.1
Receivables (b)	53.7	.7	54.4
Inventories (c)	55.6	(.2)	55.4
Other current assets (b)	22.2	(.2)	22.0
Property (d)	306.1	1.6	307.7
Goodwill	577.4	(.3)	577.1
Other intangible assets (c)	612.9	(2.0)	610.9
Other assets (b)	.6	.5	1.1
Total assets acquired	1,669.6	.1	1,669.7
Accounts payable	(35.6)	-	(35.6)
Other current liabilities (b)	(31.1)	(.1)	(31.2)
Deferred income taxes	(243.1)	-	(243.1)
Other liabilities	(6.2)	-	(6.2)
Total liabilities assumed	(316.0)	(.1)	(316.1)
Net assets acquired	$1,353.6	$-	$1,353.6

(a)	As previously reported in Ralcorp’s 2010 Annual Report on Form 10-K.
(b)	The adjustments to “Receivables”, “Other current assets”, “Other assets”, and “Other current liabilities” reflect the identification and adjustment of unrecorded AIPC and Sepp’s Gourmet Foods assets or liabilities at the acquisition date.
(c)	The adjustments to “Inventories” and “Other intangible assets” reflect changes in the estimated fair value of AIPC’s inventories and customer relationships based on the valuation analyses finalized late in the first quarter of fiscal 2011
(d)	The adjustments to “Property” reflect changes in the estimated fair values for AIPC (increase of $1.5) and Sepp’s Gourmet Foods (increase of $.1) based on the analyses finalized late in the first quarter of fiscal 2011.

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net sales	$1,171.9	$1,148.6	$3,517.8	$3,365.2
Net earnings	28.5	43.0	183.3	221.1
Basic earnings per share	.52	.79	3.34	4.01
Diluted earnings per share	.51	.77	3.29	3.95

NOTE 4 – PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company sponsors qualified and supplemental noncontributory defined benefit pension plans and other postretirement benefit plans for certain of its employees.  The following table provides the components of net periodic benefit cost for the plans.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Pension Benefits
Service cost	$1.4	$1.7	$4.1	$5.0
Interest cost	3.1	3.2	9.2	9.8
Expected return on plan assets	(4.7)	(4.0)	(14.0)	(12.0)
Amortization of prior service cost	.1	.1	.3	.3
Amortization of net loss	1.2	1.0	3.6	2.9
Net periodic benefit cost	$1.1	$2.0	$3.2	$6.0

Other Postretirement Benefits
Service cost	$.6	$.7	$1.8	$2.2
Interest cost	1.2	1.3	3.8	3.9
Amortization of prior service cost	(.2)	(.3)	(.8)	(1.0)
Amortization of net loss	-	-	.1	-
Net periodic benefit cost	$1.6	$1.7	$4.9	$5.1

NOTE 5 – EARNINGS PER SHARE

The weighted-average shares outstanding for basic and diluted earnings per share were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Weighted Average Shares
for Basic Earnings per Share	54,851	54,624	54,774	55,030
Dilutive effect of:
Stock options	250	290	253	323
Stock appreciation rights	550	393	339	325
Restricted stock awards	267	203	249	178
Weighted Average Shares
for Diluted Earnings per Share	55,918	55,510	55,615	55,856

The following schedule shows stock appreciation rights (SARs) which were outstanding and could potentially dilute basic earnings per share in the future but which were not included in the computation of diluted earnings per share for the periods indicated because to do so would have been antidilutive (in thousands).

	Nine Months Ended			Nine Months Ended
	June 30, 2011			June 30, 2010
	First	Second	Third	First	Second	Third
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
SARs at $56.56 per share	-	-	-	405	-	-
SARs at $66.07 per share	504	497	-	504	504	504
SARs at $65.45 per share	-	-	-	25	-	-
SARs at $58.79 per share	8	-	-	8	8	8
SARs at $56.27 per share	372	-	-	390	-	-
SARs at $57.14 per share	13	13	-	13	-	-
SARs at $57.45 per share	536	536	-	-	-	-
SARs at $61.98 per share	6	6	-	-	-	-
SARs at $62.03 per share	-	3	-	-	-	-
SARs at $61.95 per share	-	6	-	-	-	-

NOTE 6 – DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING

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

For the nine months ended June 30, 2011, the Company’s derivative instruments consisted of commodity contracts (options, futures, and swaps) used as cash flow or fair value hedges on purchases of raw materials (ingredients and packaging) and energy (fuel), an interest rate swap contract used as a cash flow hedge on interest payments related to fixed-rate debt, and foreign currency forward contracts used as cash flow hedges on receipts of foreign currency-denominated accounts receivable.  Certain commodity-related derivatives do not meet the criteria for cash flow hedge accounting or simply are not designated as hedging instruments; nonetheless, they are used to manage the future cost of raw materials.  The following table shows the notional amounts of derivative instruments held.

	June 30,	Mar. 31,	Dec. 31,	Sept. 30,
	2011	2011	2010	2010
Raw materials (thousands of pounds)	956,084	656,779	714,529	679,393
Natural gas (thousands of MMBTUs)	4,620	5,130	2,075	3,200
Other fuel (thousands of gallons)	3,937	6,445	5,668	8,001
Currency (thousands of dollars)	14,100	22,900	43,700	69,450
Debt (thousands of dollars)	577,500	-	-	-

The Company has a fixed-to-floating interest rate swap with a notional value of $577.5 outstanding as of June 30, 2011, with maturity and fixed rate matching its Fixed Rate Senior Notes maturing 2018.  This swap is designated as a fair value hedge of those notes.  The change in fair value of the swap not related to accrued interest is offset by a corresponding adjustment to the carrying value of the notes.

The following table shows the fair value and balance sheet location of the Company’s derivative instruments as of June 30, 2011 and September 30, 2010, all of which were designated as hedging instruments under ASC Topic 815 except $9.3 of commodity contracts in a net liability position as of June 30, 2011.

	Fair Value
	June 30,	Sept. 30,
	2011	2010	Balance Sheet Location
Asset Derivatives
Foreign exchange contracts	$.5	$.9	Prepaid expenses and other current assets
Commodity contracts	2.4	15.8	Prepaid expenses and other current assets
	$2.9	$16.7

Liability Derivatives
Commodity contracts	$6.2	$2.6	Other current liabilities
Interest rate contracts	10.4	-	Other liabilities
	$16.6	$2.6

The following tables illustrate the effect of the Company’s derivative instruments on the statements of earnings and other comprehensive income (OCI) for the three months ended June 30, 2011 and 2010.

					Gain (Loss)
			Gain (Loss)		Recognized in
	Amount of Gain		Reclassified from		Earnings [Ineffective
	(Loss) Recognized		Accumulated OCI		Portion and Amount
Derivatives in	in OCI		into Earnings		Excluded from
ASC Topic 815 Cash Flow	[Effective Portion]		[Effective Portion]		Effectiveness Testing]
Hedging Relationships	2011	2010	2011	2010	2011	2010	Location in Earnings
Commodity contracts	$(2.0)	$(.1)	$16.0	$(3.3)	$1.6	$(.1)	Cost of goods sold
Foreign exchange contracts	.2	(1.2)	1.4	1.9	-	-	SG&A expenses
Interest rate contracts	-	(5.2)	(.3)	(.1)	-	-	Interest expense, net
	$(1.8)	$(6.5)	$17.1	$(1.5)	$1.6	$(.1)

Derivatives Not Designated	Amount of Gain (Loss)
as Hedging Instruments	Recognized in Earnings		Location of Gain (Loss)
Under ASC Topic 815	2011	2010	Recognized in Earnings
Commodity contracts	$(21.2)	$-	Cost of goods sold

The following tables illustrate the effect of the Company’s derivative instruments on the statements of earnings and other comprehensive income (OCI) for the nine months ended June 30, 2011 and 2010.

					Gain (Loss)
			Gain (Loss)		Recognized in
	Amount of Gain		Reclassified from		Earnings [Ineffective
	(Loss) Recognized		Accumulated OCI		Portion and Amount
Derivatives in	in OCI		into Earnings		Excluded from
ASC Topic 815 Cash Flow	[Effective Portion]		[Effective Portion]		Effectiveness Testing]
Hedging Relationships	2011	2010	2011	2010	2011	2010	Location in Earnings
Commodity contracts	$25.6	$.3	$25.1	$(11.5)	$1.7	$(.3)	Cost of goods sold
Foreign exchange contracts	2.7	(.2)	3.5	5.9	-	-	SG&A expenses
Interest rate contracts	-	(5.2)	(1.1)	(1.1)	-	-	Interest expense, net
	$28.3	$(5.1)	$27.5	$(6.7)	$1.7	$(.3)

Derivatives in	Amount of Gain (Loss)
ASC Topic 815 Fair Value	Recognized in Earnings		Location of Gain (Loss)
Hedging Relationships	2011	2010	Recognized in Earnings
Commodity contracts	$(.1)	$-	Cost of goods sold

Derivatives Not Designated	Amount of Gain (Loss)
as Hedging Instruments	Recognized in Earnings		Location of Gain (Loss)
Under ASC Topic 815	2011	2010	Recognized in Earnings
Commodity contracts	$(10.4)	$-	Cost of goods sold

Approximately $14.9 of the net cash flow hedge gains reported in accumulated OCI at June 30, 2011 are expected to be reclassified into earnings within the next twelve months.  For gains or losses associated with commodity contracts, the reclassification will occur when the products produced with hedged materials are sold.  For gains or losses associated with foreign exchange contracts, the reclassification will occur as hedged foreign currency-denominated accounts receivable are received.  For gains or losses associated with interest rate swaps, the reclassification occurs on a straight-line basis over the term of the related debt.

Certain of the Company’s derivative instruments contain provisions that require the Company to post collateral when the derivatives in liability positions exceed a specified threshold, and others require collateral even when the derivatives are in asset positions.  The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on June 30, 2011 and September 30, 2010 was $6.2 and $2.6, respectively, and the related collateral required was $10.6 and $10.0 at June 30, 2011 and September 30, 2010, respectively.

NOTE 7 – FAIR VALUE MEASUREMENTS

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis and the basis for that measurement according to the levels in the fair value hierarchy in ASC Topic 820:

	June 30, 2011			September 30, 2010
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Marketable securities	$10.7	$10.7	$-	$10.0	$10.0	$-
Derivative assets	2.9	-	2.9	16.7	-	16.7
Deferred compensation investment	26.1	26.1	-	22.2	22.2	-
	$39.7	$36.8	$2.9	$48.9	$32.2	$16.7
Liabilities
Derivative liabilities	$16.6	$-	$16.6	$2.6	$-	$2.6
Deferred compensation liabilities	40.6	-	40.6	31.2	-	31.2
	$46.8	$-	$46.8	$33.8	$-	$33.8

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

The carrying amounts reported on the consolidated balance sheets for cash and cash equivalents, receivables, and accounts and notes payable approximate fair value because of the short maturities of these financial instruments.  The carrying amount of the Company’s variable rate long-term debt (see Note 14) approximates fair value because the interest rates are adjusted to market frequently.  Based on the discounted amount of future cash flows, using Ralcorp’s incremental rate of borrowing for similar debt, the Company’s fixed rate debt (which had a carrying amount of $1,951.6 as of June 30, 2011 and $1,991.4 as of September 30, 2010) had an estimated fair value of $2,140.2 as of June 30, 2011 and $2,399.5 as of September 30, 2010.

NOTE 8 – INVENTORIES

The reported value of inventories consisted of:

	June 30,	Sept. 30,
	2011	2010
Raw materials and supplies	$184.9	$172.4
Finished products	283.6	252.7
	$468.5	$425.1

NOTE 9 – PROPERTY, NET

The reported value of property, net, consisted of:
	June 30,	Sept. 30,
	2011	2010
Property at cost	$1,948.5	$1,858.5
Accumulated depreciation	(746.6)	(639.5)
	$1,201.9	$1,219.0

NOTE 10 – GOODWILL

The changes in the carrying amount of goodwill by reportable segment (see Note 16) were as follows:

	Branded	Other	Snacks,	Frozen
	Cereal	Cereal	Sauces &	Bakery
	Products	Products	Spreads	Products	Pasta	Total
Balance, September 30, 2010
Goodwill (gross)	$1,794.1	$47.2	$293.5	$367.7	$522.7	$3,025.2
Accumulated impairment losses	-	-	(79.5)	-	-	(79.5)
Goodwill (net)	$1,794.1	$47.2	$214.0	$367.7	$522.7	$2,945.7
Purchase price allocation adjust.	-	-	-	.1	(.4)	(.3)
Currency translation adjustment	.4	-	2.8	3.4	-	6.6
Balance, June 30, 2011
Goodwill (gross)	$1,794.5	$47.2	$296.3	$371.2	$522.3	$3,031.5
Accumulated impairment losses	-	-	(79.5)	-	-	(79.5)
Goodwill (net)	$1,794.5	$47.2	$216.8	$371.2	$522.3	$2,952.0

NOTE 11 – OTHER INTANGIBLE ASSETS, NET

The reported value of other intangible assets, net, consisted of:

	June 30,	Sept. 30,
	2011	2010
Subject to amortization:
Computer software	$71.1	$66.0
Customer relationships	843.0	840.1
Trademarks/brands	126.5	126.5
Other	13.1	13.1
	1,053.7	1,045.7
Accumulated amortization	(241.1)	(181.8)
	$812.6	$863.9
Not subject to amortization:
Trademarks/brands	831.0	863.1
	$1,643.6	$1,727.0

Amortization expense related to intangible assets was:
	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Computer software	$1.9	$1.5	$5.5	$5.5
Customer relationships	15.4	7.4	46.1	21.8
Trademarks/brands	1.9	1.6	5.5	4.9
Other	.4	.6	1.4	1.6
	$19.6	$11.1	$58.5	$33.8

For the intangible assets recorded as of June 30, 2011, total amortization expense of $79.0, $77.8, $68.5, $63.2, and $59.2 is scheduled for fiscal 2011, 2012, 2013, 2014, and 2015, respectively.

In June 2011, a trademark impairment loss of $32.1 was recognized in the Branded Cereal Products segment related to the Post Shredded Wheat and Grape Nuts trademarks based on reassessments triggered by the announced separation of Post Foods from Ralcorp.  The trademark impairment was due to reductions in anticipated future sales as a result of competition and a reallocation of advertising and promotion expenditures to higher-return brands.  The trademark impairment loss is included in “Impairment of intangible assets” on the statement of earnings.

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

Two subsidiaries of the Company are subject to three pending lawsuits brought by former employees currently pending in separate California state courts alleging, among other things, that employees did not receive sufficient meal breaks resulting in incorrect wage statements, unpaid overtime and untimely payments to terminated employees.  Each of these suits was filed as a class action and seeks to include in the class certain current and former employees of the respective subsidiary involved.  In each case, the plaintiffs are seeking unpaid wages, interest, attorneys’ fees, compensatory and other monetary damages and injunctive relief.  No determination has been made by either court regarding class certification and there can be no assurance as to whether a class will be certified or, if a class is certified, as to the scope of such class.  The Company’s liability, if any, relating to these lawsuits cannot be reasonably estimated at this time, yet is not likely to be material to its consolidated financial position, results of operations or cash flows.

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

NOTE 13 – SHORT-TERM FINANCING ARRANGEMENTS

The Company has an agreement to sell, on an ongoing basis, all of the trade accounts receivable of certain of its subsidiaries to a wholly owned, bankruptcy-remote subsidiary named Ralcorp Receivables Corporation (RRC).  As of June 30, 2011, the accounts receivable of the AIPC, J.T. Bakeries, North American Baking, Sepp’s Gourmet Foods, Post Foods Canada, Bloomfield Bakers, Western Waffles, and Medallion Foods businesses had not been incorporated into the agreement and were not being sold to RRC.  RRC can in turn sell up to $135.0 of ownership interests in qualifying receivables to bank commercial paper conduits.  Ralcorp continues to service the receivables (with no significant servicing assets or liabilities) and remits collections to RRC, who remits the appropriate portion to the conduits as part of a monthly net settlement including the sale of an additional month of receivables.  Interest incurred on the funding received from the conduits totaled $.4 and $1.1 in the three and nine months ended June 30, 2011.  Accounting for this agreement changed as of the beginning of fiscal 2011, as described in Note 2.

In December 2010, the Company entered into uncommitted credit arrangements with banks totaling $150.0.  The arrangements expire in December 2011.

As of June 30, 2011, funding from the receivables securitization was $135.0 at a weighted-average interest rate of 1.19%, and borrowings under the uncommitted credit arrangements (which had an initial term maturing July 6, 2011) were $50.0 at a weighted-average interest rate of 1.66%.  These amounts are reflected on the Company’s consolidated balance sheet in “Accounts and notes payable.”  There were no corresponding amounts as of September 30, 2010.

NOTE 14 – LONG-TERM DEBT

The reported value of long-term debt consisted of:

	June 30, 2011		September 30, 2010
	Balance	Rate	Balance	Rate
Fixed Rate Senior Notes, Series B	$-	n/a	$29.0	4.24%
Fixed Rate Senior Notes, Series C	50.0	5.43%	50.0	5.43%
Fixed Rate Senior Notes, Series D	32.1	4.76%	42.9	4.76%
Fixed Rate Senior Notes, Series E	100.0	5.57%	100.0	5.57%
Fixed Rate Senior Notes, Series F	75.0	5.43%	75.0	5.43%
Fixed Rate Senior Notes, Series I-1	75.0	5.56%	75.0	5.56%
Fixed Rate Senior Notes, Series I-2	25.0	5.58%	25.0	5.58%
Fixed Rate Senior Notes, Series J	100.0	5.93%	100.0	5.93%
Fixed Rate Senior Notes maturing 2018	567.1	7.29%	577.5	7.29%
Floating Rate Senior Notes maturing 2018	20.0	2.80%	20.0	2.98%
Fixed Rate Senior Notes maturing 2020	67.0	7.39%	67.0	7.39%
4.95% Senior Notes maturing 2020	300.0	4.95%	300.0	4.95%
Fixed Rate Senior Notes maturing 2039	450.0	6.63%	450.0	6.63%
Fixed Rate Senior Notes, Series 2009A	50.0	7.45%	50.0	7.45%
Fixed Rate Senior Notes, Series 2009B	50.0	7.60%	50.0	7.60%
2008 Revolving Credit Agreement	-	n/a	123.4	1.30%
2010 Revolving Credit Agreement	33.8	2.62%	300.0	2.81%
2010 Term Loan	192.5	2.69%	200.0	2.81%
Other	.1	n/a	.1	Various
	2,187.6		2,634.9
Plus: Unamortized premium (discount), net	3.1		3.2
Less: Current portion	(28.2)		(173.2)
	$2,162.5		$2,464.9

As discussed in Note 6, the carrying value of the Fixed Rate Senior Notes maturing 2018 includes adjustments due to a fair value hedging relationship with an interest rate swap contract.

NOTE 15 – SHAREHOLDERS’ EQUITY

During the nine months ended June 30, 2011 and 2010, the Company repurchased 9,000 and 2,000,000 shares, respectively, of its common stock at a total cost of $.6 and $115.5, respectively.  As of June 30, 2011, there were 8,343,926 shares in treasury and 55,132,709 shares outstanding.  As of September 30, 2010, there were 8,547,923 shares in treasury and 54,928,712 shares outstanding.

Accumulated other comprehensive loss decreased $28.2 during the nine months ended June 30, 2011 as a result of a $27.7 positive change in the foreign currency translation adjustment and a $.8 net gain from cash flow hedging activities, offset by $.3 of related income taxes.

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net Sales
Branded Cereal Products	$244.1	$242.7	$721.0	$749.2
Other Cereal Products	217.1	197.6	620.7	585.8
Snacks, Sauces & Spreads	383.0	359.9	1,182.6	1,067.4
Frozen Bakery Products	187.3	162.2	573.7	516.9
Pasta	140.4	-	419.8	-
Total	$1,171.9	$962.4	$3,517.8	$2,919.3

Segment Profit
Branded Cereal Products	$54.0	$54.1	$160.6	$158.2
Other Cereal Products	21.9	22.0	64.4	68.2
Snacks, Sauces & Spreads	26.0	35.9	96.7	123.9
Frozen Bakery Products	21.5	17.5	67.4	62.1
Pasta	27.1	-	91.9	-
Total segment profit	150.5	129.5	481.0	412.4
Interest expense, net	(33.0)	(24.7)	(102.5)	(75.1)
Provision for legal settlement	-	-	(2.5)	-
Adjustments for economic hedges	(21.2)	-	(10.4)	-
Merger and integration costs	(1.2)	(13.5)	(1.5)	(18.6)
Amounts related to plant closures	(2.4)	(.2)	(2.8)	(1.0)
Impairment of intangible assets	(32.1)	-	(32.1)	(20.5)
Stock-based compensation expense	(4.5)	(2.4)	(12.4)	(11.9)
Systems upgrade and conversion costs	(1.5)	(1.2)	(5.4)	(3.8)
Other unallocated corporate expenses	(12.0)	(8.1)	(27.1)	(22.7)
Earnings before income taxes	$42.6	$79.4	$284.3	$258.8

Depreciation and Amortization
Branded Cereal Products	$14.7	$14.2	$43.8	$41.6
Other Cereal Products	6.4	5.3	19.8	15.8
Snacks, Sauces & Spreads	10.0	9.0	30.5	25.9
Frozen Bakery Products	10.1	9.1	29.8	26.8
Pasta	13.1	-	39.4	-
Corporate	2.2	1.7	6.2	6.6
Total	$56.5	$39.3	$169.5	$116.7

	June 30,	Sept. 30,
	2011	2010
Assets
Branded Cereal Products	$3,174.5	$3,271.3
Other Cereal Products	268.3	268.7
Snacks, Sauces & Spreads	760.4	760.0
Frozen Bakery Products	721.5	743.4
Pasta	1,455.1	1,456.6
Total segment assets	6,379.8	6,500.0
Cash and cash equivalents	47.2	29.3
Investment in Ralcorp Receivables Corporation	-	137.8
Other unallocated corporate assets	311.1	137.8
Total	$6,738.1	$6,804.9

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

Condensed Consolidating Statements of Earnings

	Three Months Ended June 30, 2011
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Sales	$129.9	$993.2	$85.2	$(36.7)	$1,171.9
Other intercompany revenues	.4	2.6	10.7	(13.7)	-
Cost of goods sold	(117.1)	(728.0)	(73.5)	36.7	(882.2)
Gross Profit	13.2	267.8	22.4	(13.7)	289.7
Selling, general and administrative expenses	(34.6)	(121.9)	(14.6)	13.7	(157.4)
Amortization of intangible assets	(1.4)	(16.6)	(1.6)	-	(19.6)
Impairment of intangible assets	-	(32.1)	-	-	(32.1)
Other operating expenses, net	(1.0)	(1.5)	(2.5)	-	(5.0)
Operating Profit	(23.8)	95.7	3.7	-	75.6
Interest (expense) income, net	(33.7)	1.3	(.6)	-	(33.0)
Earnings before Income Taxes and Equity Earnings	(57.5)	97.0	3.1	-	42.6
Income taxes	20.7	(33.9)	(1.1)	-	(14.3)
Earnings before Equity Earnings	(36.8)	63.1	2.0	-	28.3
Equity in earnings of subsidiaries	65.1	(1.1)	-	(64.0)	-
Net Earnings	$28.3	$62.0	$2.0	$(64.0)	$28.3

	Three Months Ended June 30, 2010
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Sales	$119.0	$824.7	$48.3	$(29.6)	$962.4
Other intercompany revenues	.4	1.4	10.8	(12.6)	-
Cost of goods sold	(91.9)	(609.6)	(45.2)	29.6	(717.1)
Gross Profit	27.5	216.5	13.9	(12.6)	245.3
Selling, general and administrative expenses	(30.1)	(93.7)	(5.1)	12.6	(116.3)
Amortization of intangible assets	(1.3)	(8.9)	(.8)	-	(11.0)
Other operating expenses, net	(8.8)	(5.1)	-	-	(13.9)
Operating Profit	(12.7)	108.8	8.0	-	104.1
Interest (expense) income, net	(25.5)	.3	.5	-	(24.7)
Earnings before Income Taxes and Equity Earnings	(38.2)	109.1	8.5	-	79.4
Income taxes	14.1	(37.2)	(3.3)	-	(26.4)
Earnings before Equity Earnings	(24.1)	71.9	5.2	-	53.0
Equity in earnings of subsidiaries	77.1	1.2	-	(78.3)	-
Net Earnings	$53.0	$73.1	$5.2	$(78.3)	$53.0

	Nine Months Ended June 30, 2011
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Sales	$388.3	$2,961.3	$264.9	$(97.0)	$3,517.8
Other intercompany revenues	1.3	8.2	35.2	(44.7)	-
Cost of goods sold	(296.8)	(2,142.3)	(228.0)	97.0	(2,570.1)
Gross Profit	92.8	827.5	72.1	(44.7)	947.7
Selling, general and administrative expenses	(96.7)	(358.1)	(50.6)	44.7	(460.7)
Amortization of intangible assets	(4.1)	(49.8)	(4.6)	-	(58.5)
Impairment of intangible assets	-	(32.1)	-	-	(32.1)
Other operating expenses, net	(1.7)	(5.4)	(2.5)	-	(9.6)
Operating Profit	(9.7)	382.1	14.4	-	386.8
Interest (expense) income, net	(104.0)	.6	.9	-	(102.5)
Earnings before Income Taxes and Equity Earnings	(113.7)	382.7	15.3	-	284.3
Income taxes	40.9	(136.8)	(5.5)	-	(101.4)
Earnings before Equity Earnings	(72.8)	245.9	9.8	-	182.9
Equity in earnings of subsidiaries	255.7	(.5)	-	(255.2)	-
Net Earnings	$182.9	$245.4	$9.8	$(255.2)	$182.9

	Nine Months Ended June 30, 2010
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Sales	$382.4	$2,491.0	$139.9	$(94.0)	$2,919.3
Other intercompany revenues	1.3	4.4	50.3	(56.0)	-
Cost of goods sold	(282.2)	(1,818.9)	(127.7)	94.0	(2,134.8)
Gross Profit	101.5	676.5	62.5	(56.0)	784.5
Selling, general and administrative expenses	(96.9)	(303.2)	(34.6)	56.0	(378.7)
Amortization of intangible assets	(5.0)	(26.9)	(1.7)	-	(33.6)
Impairment of intangible assets	-	(20.5)	-	-	(20.5)
Other operating expenses, net	(14.1)	(3.7)	-	-	(17.8)
Operating Profit	(14.5)	322.2	26.2	-	333.9
Interest (expense) income, net	(76.9)	.3	1.5	-	(75.1)
Earnings before Income Taxes and Equity Earnings	(91.4)	322.5	27.7	-	258.8
Income taxes	33.8	(115.3)	(10.4)	-	(91.9)
Earnings before Equity Earnings	(57.6)	207.2	17.3	-	166.9
Equity in earnings of subsidiaries	224.5	5.3	-	(229.8)	-
Net Earnings	$166.9	$212.5	$17.3	$(229.8)	$166.9

Condensed Consolidating Balance Sheets
	June 30, 2011
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current Assets
Cash and cash equivalents	$1.0	$-	$47.4	$(1.2)	$47.2
Marketable securities	10.7	-	-	-	10.7
Receivables, net	48.3	47.0	250.8	(1.4)	344.7
Inventories	61.6	376.0	30.9	-	468.5
Deferred income taxes	-	20.2	-	(9.5)	10.7
Prepaid expenses and other current assets	7.9	8.9	2.4	-	19.2
Total Current Assets	129.5	452.1	331.5	(12.1)	901.0
Intercompany Notes and Interest	-	20.8	152.4	(173.2)	-
Investment in Subsidiaries	5,528.5	382.8	-	(5,911.3)	-
Deferred Income Taxes	5.5	-	2.4	(7.9)	-
Property	247.8	1,457.8	242.9	-	1,948.5
Accumulated Depreciation	(174.8)	(517.1)	(54.7)	-	(746.6)
Goodwill	-	2,844.3	107.7	-	2,952.0
Other Intangible Assets	62.4	1,745.6	76.7	-	1,884.7
Accumulated Amortization	(39.0)	(186.4)	(15.7)	-	(241.1)
Other Assets	12.1	27.3	.2	-	39.6
Total Assets	$5,772.0	$6,227.2	$843.4	$(6,104.5)	$6,738.1

Liabilities and Shareholders' Equity
Current Liabilities
Accounts and notes payable	$103.8	$165.0	$161.6	$(2.6)	$427.8
Deferred Income Taxes	8.9	-	.6	(9.5)	-
Other current liabilities	111.2	82.8	23.0	-	217.0
Total Current Liabilities	223.9	247.8	185.2	(12.1)	644.8
Intercompany Notes and Interest	137.3	15.1	20.8	(173.2)	-
Long-term Debt	2,162.4	.1	-	-	2,162.5
Deferred Income Taxes	-	644.3	-	(7.9)	636.4
Other Liabilities	189.5	10.7	35.3	-	235.5
Total Liabilities	2,713.1	918.0	241.3	(193.2)	3,679.2
Shareholders' Equity
Common stock	.6	-	-	-	.6
Other shareholders' equity	3,058.3	5,309.2	602.1	(5,911.3)	3,058.3
Total Shareholders' Equity	3,058.9	5,309.2	602.1	(5,911.3)	3,058.9
Total Liabilities and Shareholders' Equity	$5,772.0	$6,227.2	$843.4	$(6,104.5)	$6,738.1

	September 30, 2010
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current Assets
Cash and cash equivalents	$.6	$.3	$28.4	$-	$29.3
Marketable securities	10.0	-	-	-	10.0
Investment in Ralcorp Receivables Corporation	180.0	-	-	(42.2)	137.8
Receivables, net	18.2	182.0	173.8	(140.6)	233.4
Inventories	67.6	329.3	28.2	-	425.1
Deferred income taxes	2.1	9.1	(.6)	-	10.6
Prepaid expenses and other current assets	17.4	10.0	3.4	-	30.8
Total Current Assets	295.9	530.7	233.2	(182.8)	877.0
Intercompany Notes and Interest	-	20.8	98.1	(118.9)	-
Investment in Subsidiaries	5,339.1	347.2	-	(5,686.3)	-
Deferred Income Taxes	81.0	-	-	(81.0)	-
Property	243.0	1,389.3	226.2	-	1,858.5
Accumulated Depreciation	(165.7)	(436.8)	(37.0)	-	(639.5)
Goodwill	-	2,844.7	101.0	-	2,945.7
Other Intangible Assets	57.5	1,779.3	72.0	-	1,908.8
Accumulated Amortization	(34.9)	(136.6)	(10.3)	-	(181.8)
Other Assets	35.1	1.0	.1	-	36.2
Total Assets	$5,851.0	$6,339.6	$683.3	$(6,069.0)	$6,804.9

Liabilities and Shareholders' Equity
Current Liabilities
Accounts and notes payable	$64.3	$178.6	$39.4	$(2.8)	$279.5
Other current liabilities	248.9	84.5	14.2	-	347.6
Total Current Liabilities	313.2	263.1	53.6	(2.8)	627.1
Intercompany Notes and Interest	83.0	15.1	20.8	(118.9)	-
Long-term Debt	2,464.9	-	-	-	2,464.9
Deferred Income Taxes	-	753.2	12.9	(81.0)	685.1
Other Liabilities	160.7	7.8	30.1	-	198.6
Total Liabilities	3,021.8	1,039.2	117.4	(202.7)	3,975.7
Shareholders' Equity
Common stock	.6	-	-	-	.6
Other shareholders' equity	2,828.6	5,300.4	565.9	(5,866.3)	2,828.6
Total Shareholders' Equity	2,829.2	5,300.4	565.9	(5,866.3)	2,829.2
Total Liabilities and Shareholders' Equity	$5,851.0	$6,339.6	$683.3	$(6,069.0)	$6,804.9

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended June 30, 2011
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated

Net Cash Provided (Used) by Operating Activities	$300.8	$75.0	$(8.0)	$367.8

Cash Flows from Investing Activities
Additions to property and intangible assets	(10.8)	(74.9)	(3.2)	(88.9)
Proceeds from sale of property	-	.5	-	.5
Purchases of securities	(20.6)	-	-	(20.6)
Proceeds from sale or maturity of securities	19.9	-	-	19.9
Intercompany investments and advances	88.6	17.6	(106.2)	-
Net Cash (Used) Provided by Investing Activities	77.1	(56.8)	(109.4)	(89.1)

Cash Flows from Financing Activities
Repayments of long-term debt	(47.2)	-	-	(47.2)
Net (repayments) borrowings under credit arrangements	(339.7)	-	135.0	(204.7)
Purchase of treasury stock	(.6)	-	-	(.6)
Proceeds and tax benefits from exercise of stock awards	9.8	-	-	9.8
Changes in book cash overdrafts	(2.1)	(17.3)	-	(19.4)
Other, net	-	(.1)	-	(.1)
Net Cash (Used) Provided by Financing Activities	(379.8)	(17.4)	135.0	(262.2)

Effect of Exchange Rate Changes on Cash	-	-	1.4	1.4

Net (Decrease) Increase in Cash and Cash Equivalents	(1.9)	.8	19.0	17.9
Cash and Cash Equivalents, Beginning of Period	.6	.3	28.4	29.3
Cash and Cash Equivalents, End of Period	$(1.3)	$1.1	$47.4	$47.2

	Nine Months Ended June 30, 2010
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated

Net Cash (Used) Provided by Operating Activities	$(6.2)	$278.6	$14.9	$287.3

Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	(142.8)	-	2.2	(140.6)
Additions to property and intangible assets	(16.2)	(63.3)	(6.9)	(86.4)
Proceeds from sale of property	-	.4	.1	.5
Purchases of securities	(12.8)	-	-	(12.8)
Proceeds from sale or maturity of securities	14.8	-	-	14.8
Intercompany investments and advances	212.6	(200.3)	(12.3)	-
Net Cash Provided (Used) by Investing Activities	55.6	(263.2)	(16.9)	(224.5)

Cash Flows from Financing Activities
Repayments of long-term debt	(95.3)	-	-	(95.3)
Purchase of treasury stock	(115.5)	-	-	(115.5)
Proceeds and tax benefits from exercise of stock awards	8.2	-	-	8.2
Changes in book cash overdrafts	(12.9)	(15.4)	-	(28.3)
Other, net	-	(.2)	-	(.2)
Net Cash Used by Financing Activities	(215.5)	(15.6)	-	(231.1)

Effect of Exchange Rate Changes on Cash	-	-	.8	.8

Net Decrease in Cash and Cash Equivalents	(166.1)	(.2)	(1.2)	(167.5)
Cash and Cash Equivalents, Beginning of Period	263.5	.2	19.1	282.8
Cash and Cash Equivalents, End of Period	$97.4	$-	$17.9	$115.3

NOTE 18 – SUBSEQUENT EVENTS

    On July 14, 2011, the Company announced that its Board of Directors agreed in principle to separate Ralcorp and Post Foods in a tax-free spin-off to Ralcorp shareholders.  The separation is expected to be completed in approximately four to six months, pending the receipt of an Internal Revenue Service tax ruling and opinion of legal counsel and resolution of other customary conditions.

    On August 9, 2011, the Company announced that it had entered into a definitive agreement to acquire the North American private-brand refrigerated dough business of Sara Lee Corp. for approximately $545.  Sara Lee’s refrigerated dough business is a leading manufacturer and distributor of a full range of private-brand refrigerated dough products in the United States and recorded net sales in excess of $300 for its fiscal year ended July 2010.  The transaction is expected to be completed in approximately 60 to 90 days, subject to customary closing conditions and regulatory approvals, after which the business will be reported as part of Ralcorp’s Frozen Bakery Products segment.  Ralcorp intends to fund the transaction through short-term debt that will be repaid with the proceeds from the Post Foods separation.

Item 2 .	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

    The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and capital resources of Ralcorp Holdings, Inc.  This discussion should be read in conjunction with the financial statements under Item 1 and the CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS under this Item 2.  The terms “our,” “we,” “Company,” and “Ralcorp” as used herein refer to Ralcorp Holdings, Inc. and its consolidated subsidiaries.  Sales information for the “base business”, as reported herein, has been adjusted to exclude estimated current year sales attributable to recently acquired businesses for the period corresponding to the pre-acquisition period of the comparative period of the prior year.  For each acquired business, the excluded period starts at the beginning of the most recent fiscal year being compared and ends one year after the acquisition date.

RESULTS OF OPERATIONS

As discussed in more detail below, our results for the current year were significantly affected by several fiscal 2010 acquisitions, especially American Italian Pasta Company (“AIPC”).  In the third quarter and first nine months of fiscal 2011, the acquisitions contributed approximately $.20 per share and $.74 per share, respectively.
    The following table summarizes key financial measures for the three- and nine-month periods ended June 30, 2011 and 2010.

	Three Months Ended June,			Nine Months Ended June 30,
	2011	2010	% Change	2011	2010	% Change
(dollars in millions, except per share data)
Net Sales	$1,171.9	$962.4	22%	$3,517.8	$2,919.3	21%
Operating Profit	75.6	104.1	-27%	386.8	333.9	16%
Net Earnings	28.3	53.0	-47%	182.9	166.9	10%
Diluted Earnings per Share	$.50	$.95	-47%	$3.28	$2.98	10%
Adjusted Diluted Earnings per Share (1)	$1.15	$1.11	4%	$3.84	$3.43	12%

(1)Adjusted Diluted Earnings per Share	$1.15	$1.11		$3.84	$3.43
Adjustments for economic hedges	(.24)	-		(.12)	-
Provision for legal settlement	-	-		(.03)	-
Merger and integration costs	(.01)	(.16)		(.01)	(.21)
Amounts related to plant closures	(.03)	-		(.03)	(.01)
Impairment of intangible assets	(.37)	-		(.37)	(.23)
Diluted Earnings per Share	$.50	$.95		$3.28	$2.98

Net Sales

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
	2011	2010	% Change	2011	2010	% Change
(dollars in millions)
Base-business Net Sales	$1,011.1	$962.4	5%	$3,005.8	$2,919.3	3%
Net sales from recent acquisitions
excluded from base-business net sales:
AIPC	140.4	-	15%	419.8	-	14%
Other fiscal 2010 acquisitions	20.4	-	2%	92.2	-	3%
Net Sales	$1,171.9	$962.4	22%	$3,517.8	$2,919.3	21%

    Net sales increased 22% and 21% from last year’s third quarter and first nine months, respectively, primarily as a result of recent acquisitions.  Base-business net sales increased 5% and 3% for the three and nine months ended June 30, 2011, respectively, as an increase in overall net pricing more than offset a 2% decline in overall volume in both the quarter and first nine months.  Excluding branded cereals, base-business volume grew 1% in the third quarter and remained flat for the first nine months of fiscal 2011 compared to the prior year.

Margins

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
(% of net sales)
Gross Profit	24.7%	25.5%	26.9%	26.9%
Selling, general and administrative expenses	-13.4%	-12.1%	-13.15	-13.0%
Amortization of intangible assets	-1.7%	-1.1%	-1.6%	-1.2%
Impairment of intangible assets	-2.7%	-	-.9%	-.7%
Other operating expenses, net	-.4%	-1.5%	-.3%	-.6%
Operating Profit	6.5%	10.8%	11.0%	11.4%

Adjusted Gross Profit	26.5%	25.5%	27.2%	26.9%
Adjustments for economic hedges	-1.8%	-	-.3%	-
Gross Profit	24.7%	25.5%	26.9%	26.9%

Adjusted Operating Profit	11.3%	12.2%	12.4%	12.7%
Adjustments for economic hedges	-1.8%	-	-.3%	-
Provision for legal settlement	-	-	-.1%	-
Merger and integration costs	-.1%	-1.4%	-	-.6%
Amounts related to plant closures	-.2%	-	-.1%	-
Impairment of intangible assets	-2.7%	-	-.9%	-.7%
Operating Profit	6.5%	10.8%	11.0%	11.4%

    Gross profit margin was negatively impacted by $21.2 million and $10.4 million mark-to-market losses for the third quarter and first nine months, respectively, related to economic hedge contracts.  Excluding the effect of this item, gross margin increased one percentage point to 26.5% in the third quarter and three tenths of a percentage point in the first nine months of fiscal 2011 primarily due to the acquisition of the higher-margin pasta business.  Base-business ingredient, packaging, and freight costs (net of hedging activities) were approximately $43 million and $93 million higher for the quarter and nine months ended June 30, 2011, with the most significant impact in snack nuts (included in the Snacks, Sauces and Spreads segment).  A significant portion of these rising commodity costs were offset through a combination of pricing adjustments, a reduction in inefficient trade spending, and savings from cost reductions efforts.  However, particularly in the Snacks, Sauces, and Spreads segment, necessary pricing adjustments lagged the rapidly rising raw material costs, negatively impacting gross profit margin.

    Selling, general and administrative (SG&A) expenses as a percentage of net sales increased primarily due to an increase in advertising expense in the Branded Cereal Products segment and losses from mark-to-market adjustments on deferred compensation liabilities in the current year compared with gains in the prior year.  These negative impacts were partially offset by the addition of acquired businesses with a lower SG&A percentage relative to the incremental sales and, particularly for the nine-month period, reduced distribution-related costs in the Other Cereal Products segment.
    Amortization expense as a percentage of sales increased due to incremental amounts from fiscal 2010 acquisitions (primarily customer relationship intangible assets) and the acceleration of amortization expense on a customer relationship intangible asset in the Other Cereal Products segment due to a shortened estimate of the remaining life of the relationship.  Total amortization expense for the third quarter was $19.6 million ($.22 per share) compared to $11.1 last year ($.13 per share). Through the first nine months of fiscal 2011, total amortization expense was $58.5 ($.67 per share) compared to $33.8 million ($.38 per share) in the prior year.
    In addition to the items discussed above, the operating profit margin was affected by impairment of intangible assets, costs related to plant closures, and (particularly in the prior year) merger and integration costs.

Adjustments for Economic Hedges

We use derivatives to manage our exposure to changes in commodity prices.  In most cases, those derivatives have been designated and qualify as hedges for accounting purposes, such that the derivative gains or losses are deferred in accumulated other comprehensive income (loss) in the balance sheet until the exposure being managed affects earnings.  Although certain hedges (referred to as “economic hedges”) do not meet the criteria for cash flow hedge accounting and related gains or losses must be recognized in earnings immediately, we believe that these instruments are effective in achieving the objective of managing the future cost of raw materials.  Accordingly, for purposes of measuring segment operating performance, these gains and losses are reported in unallocated corporate items outside of segment operating results until such time that the exposure being managed affects earnings.  At that time, the gains or losses will be reclassified from unallocated corporate items to segment operating profit, allowing the segments to realize the economic effects of the derivative without experiencing any mark-to-market volatility, which remains in unallocated corporate items.  Similarly, our non-GAAP measures of Adjusted EBITDA and Adjusted Diluted Earnings per Share include adjustments to match the gains or losses on economic hedges with the hedged costs.  In the third quarter, net mark-to-market losses on economic hedges were $21.2 million compared to $10.4 million through the first nine months of fiscal 2011.  Gains and losses on economic hedges are included in “Cost of goods sold” on the statement of earnings.

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

Impairment of Intangible Assets

    In June 2011, a trademark impairment loss of $32.1 million was recognized in the Branded Cereal Products segment related to the Post Shredded Wheat and Grape Nuts trademarks based on reassessments triggered by the announced separation of Post Foods from Ralcorp.  The trademark impairment was due to reductions in anticipated future sales as a result of competition and a reallocation of advertising and promotion expenditures to higher-return brands.
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

Interest Expense and Income Taxes

Interest expense increased $8.3 million and $27.4 million for the third quarter and first nine months of fiscal 2011, respectively, compared to the same periods last year due to an $835 million and $921 million increase in weighted-average outstanding borrowings, respectively.  The weighted-average interest rate on all of our outstanding borrowings was 5.6% in both the quarter and nine months ended June 30, 2011 and 6.5% in the third quarter and first nine months of fiscal 2010.
The effective income tax rate was approximately 33.6% and 35.7% in the third quarter and first nine months of fiscal 2011, respectively, up from 33.2% and 35.5% in last year’s third quarter and first nine months, respectively.  The rates were affected by discrete income tax adjustments recorded in the third quarter of each year based on the completion of prior year tax returns and assessments of uncertain tax positions and valuation allowances, which reduced the provision by a total of $.9 million and $2.9 million for 2011 and 2010, respectively.  In addition, an increase in the Domestic Production Activities Deduction for fiscal 2011 had a favorable impact on the rate of nearly one percentage point.

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
•
Base-business net sales, as reported herein, has been adjusted to exclude estimated current year sales attributable to recently acquired businesses for the period corresponding to the pre-acquisition period of the comparative period of the prior year.  For each acquired business, the excluded period starts at the beginning of the most recent fiscal year being compared and ends one year after the acquisition date.  The Company has included financial measures for the base business (such as sales growth) because they provide useful and comparable trend information regarding the results of our businesses without the effect of the timing of acquisitions.

•
Total segment profit is an accumulation of the GAAP measures of profit for each reportable segment that are reported to the chief operating decision maker for purposes of making decisions about allocating resources to each segment and assessing its performance, which gives investors a combined measure of these key amounts.

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
(dollars in millions)
Adjusted EBITDA	$189.0	$157.1	$605.6	$490.7
Interest expense, net	(33.0)	(24.7)	(102.5)	(75.1)
Income taxes	(14.3)	(26.4)	(101.4)	(91.9)
Depreciation and amortization	(56.5)	(39.3)	(169.5)	(116.7)
Adjustments for economic hedges	(21.2)	-	(10.4)	-
Provision for legal settlement	-	-	(2.5)	-
Merger and integration costs	(1.2)	(13.5)	(1.5)	(18.6)
Amounts related to plant closures	(2.4)	(.2)	(2.8)	(1.0)
Impairment of intangible assets	(32.1)	-	(32.1)	(20.5)
Net Earnings	$28.3	$53.0	$182.9	$166.9

Segment Results

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
	2011	2010	% Change	2011	2010	% Change
(pounds in millions)
Sales Volume
Branded Cereal Products	110.8	129.4	-14%	336.7	381.7	-12%
Other Cereal Products	132.2	127.3	4%	392.1	387.7	1%
Snacks, Sauces & Spreads	321.9	319.9	1%	994.8	963.0	3%
Frozen Bakery Products	164.1	156.0	5%	509.3	482.1	6%
Pasta	206.9	-	n/a	633.7	-	n/a
Total Sales Volume	935.9	732.6	28%	2,866.6	2,214.5	29%

(dollars in millions)
Net Sales
Branded Cereal Products	$244.1	$242.7	1%	$721.0	$749.2	-4%
Other Cereal Products	217.1	197.6	10%	620.7	585.8	6%
Snacks, Sauces & Spreads	383.0	359.9	6%	1,182.6	1,067.4	11%
Frozen Bakery Products	187.3	162.2	15%	573.7	516.9	11%
Pasta	140.4	-	n/a	419.8	-	n/a
Total Net Sales	$1,171.9	$962.4	22%	$3,517.8	$2,919.3	21%

Segment Profit
Branded Cereal Products	$54.0	$54.1	0%	$160.6	$158.2	2%
Other Cereal Products	21.9	22.0	0%	64.4	68.2	-6%
Snacks, Sauces & Spreads	26.0	35.9	-28%	96.7	123.9	-22%
Frozen Bakery Products	21.5	17.5	23%	67.4	62.1	9%
Pasta	27.1	-	n/a	91.9	-	n/a
Total Segment Profit	$150.5	$129.5	16%	$481.0	$412.4	17%

Segment Profit Margin
Branded Cereal Products	22%	22%		22%	21%
Other Cereal Products	10%	11%		10%	12%
Snacks, Sauces & Spreads	7%	10%		8%	12%
Frozen Bakery Products	11%	11%		12%	12%
Pasta	19%	n/a		22%	n/a
Total Segment Profit Margin	13%	13%		14%	14%

Depreciation and Amortization
Branded Cereal Products	$14.7	$14.2	4%	$43.8	$41.6	5%
Other Cereal Products	6.4	5.3	21%	19.8	15.8	25%
Snacks, Sauces & Spreads	10.0	9.0	11%	30.5	25.9	18%
Frozen Bakery Products	10.1	9.1	11%	29.8	26.8	11%
Pasta	13.1	-	n/a	39.4	-	n/a
Corporate	2.2	1.7	29%	6.2	6.6	-6%
Total Depreciation and Amortization	$56.5	$39.3	44%	$169.5	$116.7	45%

Branded Cereal Products

    Volume changes from the third quarter and first nine months of the prior year were as follows:

	Sales Volume Change from Prior Year
	Three Months Ended	Nine Months Ended
	June 30, 2011	June 30, 2011
Honey Bunches of Oats	-10%	-6%
Pebbles	-2%	-1%
Other	-22%	-20%
Total	-14%	-12%

    Net sales grew 1% in the three months ended June 30, 2011 as higher net selling prices driven by reduced trade spending as well as a favorable product mix more than offset volume declines of 14%.  This was not the case through the first nine months of the year as a 22% reduction in trade spending was not enough to offset 12% volume declines resulting in a 4% decline in net sales.  Volumes were down across most of the Post brand portfolio driven by reduced trade spending compared to the aggressive spending levels a year ago (particularly during the third quarter of fiscal 2010) and competitive promotional activity.  The reduction in trade spending is part of a continuing focus on more efficient trade program investments.
    Segment profit was essentially flat compared to the third quarter of the prior year and increased 2% during the first nine months of the year mainly driven by favorable net pricing and the impact of ongoing cost reduction initiatives offsetting (or more than offsetting) lower volumes, increased marketing investments, unfavorable manufacturing expense in the third quarter, and higher raw material costs driven by increases in sugar (for the nine month period only), nuts, corn, and wheat.

Other Cereal Products

    Volume changes from the third quarter and first nine months of the prior year were as follows:

	Sales Volume Change from Prior Year
	Three Months Ended	Nine Months Ended
	June 30, 2011	June 30, 2011
Private-brand ready-to-eat cereal	2%	-3%
Nutritional bars	12%	21%
Hot cereal	4%	-3%
Other minor categories	1%	1%
Total	4%	1%

    Net sales increased 10% and 6% in the three and nine months ended June 30, 2011, respectively, fueled by strong volume growth for nutritional bars as well as volume improvement in both private-brand ready-to-eat cereal and hot cereal during the third quarter due to promotional program results and reduced branded trade promotional activity.  The segment’s overall net sales growth was due to higher net selling prices and a positive sales mix (with a shift to nutritional bars, which have a higher price per pound).
    Segment profit was essentially flat for the third quarter and declined 6% in the first nine months of fiscal 2011 as increased sales were largely offset by higher raw material (wheat, fruits, nuts, sugars, cocoa, and additives) and packaging costs.  Lower gross profit margins (mainly due to a sales shift from higher-margin ready-to-eat cereals and an increase in raw material and production costs) and an increase in amortization expense (as noted under Margins above) were only slightly offset by reduced distribution-related costs.

Snacks, Sauces & Spreads

    Base-business volume changes from the third quarter and first nine months of the prior year were as follows

	Sales Volume Change from Prior Year
	Three Months Ended	Nine Months Ended
	June 30, 2011	June 30, 2011
Nuts	-7%	5%
Crackers	-2%	3%
Cookies	-12%	-7%
Peanut butter	15%	2%
Preserves & jellies	-3%	-4%
Syrups	-2%	-8%
Chips	10%	4%
Dressings	4%	7%
Other minor categories	0%	0%
Total	-1%	-1%

    Net sales grew 6% and 11% in the third quarter and first nine months, respectively, as a result of acquisitions and increased net selling prices.  Incremental sales from the fiscal 2010 acquisitions of J.T. Bakeries and North American Baking accounted for 3 and 6 percentage points of the overall net sales increase in the three and nine months ended June 30, 2011, respectively.  Excluding acquisitions, base-business volumes were down 1%, as gains for peanut butter, chips, dressings, as well as snack nuts and crackers through the first nine months, were offset by declining volumes for cookies, syrups, and preserves and jellies.
    Segment profit decreased 28% and 22% in the third quarter and nine months ended June 30, 2011, respectively, as a result of significantly higher raw material costs (primarily cashews, peanuts, and tree nuts but also including oils, wheat, and packaging).  Pricing adjustments lagged the rapidly rising raw material costs during these periods.

Frozen Bakery Products

    Base-business volume changes from the third quarter and first nine months of the prior year were as follows

	Sales Volume Change from Prior Year
	Three Months Ended	Nine Months Ended
	June 30, 2011	June 30, 2011
In-store bakery (ISB)	-7%	-6%
Foodservice	6%	6%
Retail	8%	11%
Total	2%	3%

    Net sales were up 15% and 11% for the three and nine months ended June 30, 2011, with growth primarily attributable to volume gains for foodservice and retail products, incremental sales from the fiscal 2010 acquisition of Sepp’s Gourmet Foods, and higher pricing, partially offset by the effects of volume declines in the in-store bakery channel (primarily frozen dough and bread).  Strong net sales growth in the retail channel was fueled by new griddle products distributed through two major retailers.  Foodservice sales benefited from a new product for a major restaurant chain and volume growth at food distributers.
    Segment operating profit was up 23% and 9% for the third quarter and first nine months of fiscal 2011, respectively, as the effects of higher volumes, increased net selling prices, the acquisition, and supply chain cost reduction more than offset higher commodity costs, increased year to date warehousing costs as a result of the initial inventory build on the new products, and unfavorable effects of foreign exchange rate changes.

Pasta

    Volume changes from the third quarter and first nine months of the prior year (pre-acquisition) were as follows:

	Sales Volume Change from Prior Year
	Three Months Ended	Nine Months Ended
	June 30, 2011	June 30, 2011
Retail	-1%	0%
Institutional	-16%	-14%
Total	-5%	-4%

    The Pasta segment consists of American Italian Pasta Company (AIPC), which Ralcorp acquired on July 27, 2010.  Net sales in the third quarter of fiscal 2011 were up 4% from last year (pre-acquisition) as a result of higher net selling prices more than offsetting 5% lower overall volumes.  For the nine months ended June 30, 2011, net sales were 2% lower compared to the prior year as a result of higher net selling prices not completely offsetting 4% lower volumes.  Raw material cost increases had a total cost impact of approximately $14 million and $16 million compared to last year's (pre-acquisition) third quarter and first nine months, respectively.
    Retail sales volume decreased slightly in both the third quarter and nine months ended June 30, 2011.  Private brands decreases of 1% in the third quarter, as a result of lower international private-brand volumes, were partially offset by an increase of 2% in branded volumes.  Through the first nine months, 1% volume growth in private brands (higher domestic volumes partially offset by lower international volumes) was offset by a 6% decrease in branded volumes.  Last year, AIPC exited certain geographic markets where the brands were underperforming the market and shifted focus to private-brand products.  Institutional volume declines in both the quarter and first nine months were attributable to reduced sales to foodservice customers as well as lower ingredient sales (which have a significantly lower margin than other sales categories).

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

	Nine Months Ended
	June 30,
	2011	2010
Cash provided by operating activities	$367.8	$287.3
Cash used by investing activities	(89.1)	(224.5)
Cash used by financing activities	(262.2)	(231.1)
Effect of exchange rate changes on cash	1.4	.8
Net increase (decrease) in cash and cash equivalents	$17.9	$(167.5)

	June 30,	Sept. 30,
	2011	2010
Cash and cash equivalents	$47.2	$29.3
Current portion of long-term debt	28.2	173.2
Working capital excluding cash and current debt	237.2	393.8
Long-term debt excluding current portion	2,162.5	2,464.9
Total shareholders' equity	3,058.9	2,829.2

    Capital resources remained strong at June 30, 2011, with a long-term debt to total capital (which is the total of long-term debt and total shareholders’ equity) ratio of 41%, compared to 47% for September 30, 2010.  Cash on hand increased from the end of fiscal 2010, while the current portion of long-term debt decreased significantly as we repaid the majority of short-term borrowings made during the fourth quarter of fiscal 2010.  Working capital excluding cash and cash equivalents and the current portion of long-term debt decreased from September 30, 2010 to June 30, 2011, primarily as a result of a $185.0 million increase in notes payable under our accounts receivable securitization program and uncommitted credit arrangements (see Note 13 under Item 1), partially offset by an increase in inventories ($43.4 million) and the effects of the timing of payments and sales.

The increase in net cash provided by operating activities for the nine months ended June 30, 2011 is primarily attributable to incremental operating cash flows from the fiscal 2010 acquisitions of approximately $124 million, as well as a favorable $19 million change in cash flows related to income taxes, partially offset by increased cash outflows related to purchases of raw materials.  In the first nine months of fiscal 2010, income tax cash outflows (i.e., payments net of refunds) were $128 million, while in the first nine months of fiscal 2011, we received a federal income tax refund of $15 million resulting in a net cash outflow for income taxes of only $109 million.
Capital expenditures were $88.9 million and $86.4 million in the nine months ended June 30, 2011 and 2010, respectively.  Total capital expenditures for fiscal 2011 are expected to be $150-160 million (including maintenance expenditures of approximately $50 million).  As discussed below, we have adequate capacity under current borrowing arrangements, in addition to cash on hand, to meet these cash needs.
During the nine months ended June 30, 2011 and 2010, we repurchased approximately nine thousand and two million shares, respectively, of Ralcorp common stock for $.6 million and $115.5 million, respectively.  In addition, during the first nine months of 2011, we repaid $29.0 million of our Fixed Rate Senior Notes, Series B, $10.7 million of Series D, $7.5 million of the 2010 Term Loan, and $389.6 million under revolving credit agreements.  During the next twelve months, another $10.7 million of Series D and $15.0 million of the 2010 Term Loan are scheduled to be repaid.  As of June 30, we had outstanding borrowings of only $33.8 million against our 2010 ($300 million) Revolving Credit Agreement, and we had no borrowings against our 2008 ($400 million) Revolving Credit Agreement which expired in July 2011.  We have no plans to replace the expired agreement because, as stated above, we expect that liquidity requirements will be met through a combination of operating cash flows and strategic use of borrowings under the 2010 Revolving Credit Agreement and uncommitted credit arrangements.
All of our notes provide that, if we elect to pay additional interest, our ratio of “Total Debt” to “Adjusted EBITDA” (each term as defined in the debt agreements) may exceed their normal 3.5 to 1 limit, but be no greater than 4 to 1, for a period not to exceed 12 consecutive months.  A covenant in the 2010 revolving credit agreement requires that this ratio not exceed 3.75 to 1.  As of June 30, 2011, that ratio was 3.1 to 1, and we were also in compliance with all other debt covenants.  We expect to get to our target leverage range (below 3.0 times) during the fourth quarter.

OUTLOOK

Within our Annual Report on Form 10-K for the year ended September 30, 2010, we provided a discussion of the outlook for the Company, including specific factors and trends affecting our businesses.  We believe the outlook comments contained within that document are still appropriate, except as updated by the following paragraphs.
As previously discussed, we incurred significant amounts of ingredient, packaging, and freight cost increases during the first nine months of fiscal 2011.  Based on our current exposures and projected volume, we expect the net year-over-year increase in unit costs (net of hedges) for those resources will amount to approximately $190 million (including $46 million in our Pasta Segment) for the full year.  The primary commodities driving this estimated increase are durum wheat, cashews, tree nuts (particularly almonds and pecans), and peanuts.  We expect to be able to cover a substantial portion of this inflation through a combination of the reduction of inefficient trade spending and internal costs, and pricing adjustments, where justified.
As noted above, acquisitions completed during the second half of fiscal 2010 increased our reported earnings per share for the nine months ended June 30, 2011 by approximately $.74 per share, after factoring in the interest cost incurred on amounts borrowed for these acquisitions.  We now anticipate that these acquisitions will contribute a total of approximately $1.00 per share to results for the year ending September 30, 2011 (compared to $.18 per share for the year ended September 30, 2010), after the effect of the related increase in interest expense.
We currently expect full year fiscal 2011 Adjusted Diluted EPS to be between $5.20 and $5.35 (excluding $.37 per share of impairments of intangible assets, $.12 per share of actual year-to-date losses on economic hedges, and $.07 per share reductions related to provision for legal settlement, plant closures, mergers and integration) subject to the potential impact of further disruptions in the prices of key raw materials and the effects of pricing changes on consumer demand.
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

    On July 14, 2011, we announced that our Board of Directors agreed in principle to separate Ralcorp and Post Foods in a tax-free spin-off to Ralcorp shareholders.  We expect to complete the separation in approximately four to six months, pending the receipt of an Internal Revenue Service tax ruling and opinion of legal counsel and resolution of other customary conditions.
    On August 9, 2011, we announced that we had entered into a definitive agreement to acquire the North American private-brand refrigerated dough business of Sara Lee Corp. for approximately $545 million.  Sara Lee’s refrigerated dough business is a leading manufacturer and distributor of a full range of private-brand refrigerated dough products in the United States and recorded net sales in excess of $300 million for its fiscal year ended July 2010.  The transaction is expected to be completed in 60 to 90 days, subject to customary closing conditions and regulatory approvals, after which the business will be reported as part of Ralcorp’s Frozen Bakery Products segment.  We intend to fund the transaction through short-term debt that will be repaid with the proceeds from the Post Foods separation.  This acquisition confirms and accelerates our strategy of growth through private-brand acquisitions and is expected to be accretive to our fiscal 2012 net earnings and earnings per share (excluding one-time merger and integration costs).

RECENTLY ISSUED ACCOUNTING STANDARDS

    See Note 2 under Item 1 for a discussion regarding recently issued accounting standards.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

    Within our Annual Report on Form 10-K for the year ended September 30, 2010, we disclosed our critical accounting policies and estimates.  Those disclosures remain applicable for the nine months ended June 30, 2011, except as updated by the following paragraphs.
    As a result of the announcement on July 14, 2011 that the board of directors had approved an agreement in principal to separate Post Foods and Ralcorp in a tax-free spin-off to Ralcorp shareholders, we initiated and completed impairment tests on Post intangible assets earlier than our normal (fourth quarter) annual testing process would require.  While two Post trademarks were impaired as a result of a reduction in revenue growth rates, goodwill of our Post Foods reporting unit was not impaired because its estimated fair value exceeded its carrying value by 5%.
    For the calculation of fair value of the Post Foods reporting unit, we assumed future revenue growth rates ranging from 2% to 3% with a long-term (terminal) growth rate of 3%.  We applied a discount rate of 9% to cash flows and used a multiple of 9.5 times projected fiscal 2012 earnings before interest, income taxes, depreciation and amortization (EBITDA).  These assumptions, along with key profitability and cash flow assumptions, were adjusted based on actual trends observed in the first nine months of fiscal 2011.

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

    Except as discussed in the following paragraphs, we believe there have been no material changes in the reported market risks faced by the Company during the nine months ended June 30, 2011.  For additional information, refer to Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2010.
    As of June 30, 2011, a hypothetical 10% adverse change in relevant market prices would have decreased the fair value of our commodity-related derivatives portfolio, which includes futures, options, and swaps, by approximately $8.8 million.  This volatility analysis ignores changes in the exposures inherent in the related hedged transactions.  Because the Company does not hold or trade derivatives for speculation or profit, all changes in derivative values are effectively offset by corresponding changes in the hedged exposures.
    As of June 30, 2011, the fair value of our fixed rate debt was approximately $2,140.2 million, based on the discounted amount of future cash flows using Ralcorp’s incremental rate of borrowing for similar debt.  A hypothetical 10% decrease in interest rates would have increased the fair value of the fixed rate debt by approximately $92.5 million.
    The fair value of the interest rate swap contract was negative $10.4 million at June 30, 2011.  A hypothetical parallel increase in the expected future interest rate yield curve of 50 basis points would have negatively affected that fair value by approximately $19 million.
    As of June 30, 2011, we held foreign currency forward contracts with a total notional amount of $14.1 million and fair value of $.5 million.  A hypothetical 10% increase in the expected CAD-USD exchange rates would have decreased that fair value by $1.3 million.

Item 4.	Controls and Procedures.

    The Company’s management, with the participation of the Company’s Co-Chief Executive Officers and its Chief Accounting and Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2011.  Based upon that evaluation, the Co-Chief Executive Officers and the Chief Accounting and Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information that is required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including its Co-Chief Executive Officers and its Chief Accounting and Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.  During the period covered by this report, our internal control over financial reporting was materially affected by the AIPC acquisition and the transition of several locations of the Snacks, Sauces & Spreads segment to the accounting systems utilized by the remainder of the segment.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
April 1 – April 30, 2011	0	0	0	See total

May 1 – May 31, 2011	0	0	0	See total

June 1 – June 30, 2011	0	0	0	See total

Total	0	0	0	5,000,000

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

Item 6.	Exhibits.

Number	Description
31.1	Section 302 Certification of Kevin J. Hunt dated August 9, 2011
31.2	Section 302 Certification of David P. Skarie dated August 9, 2011
31.3	Section 302 Certification of Thomas G. Granneman dated August 9, 2011
32	Section 1350 Certification of Kevin J. Hunt, David P. Skarie and Thomas G. Granneman dated August 9, 2011

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RALCORP HOLDINGS, INC.

August 9, 2011	/s/ T. G. Granneman
T. G. Granneman
Corporate Vice President and
Chief Accounting Officer

EXHIBIT INDEX

Number	Description
31.1	Section 302 Certification of Kevin J. Hunt dated August 9, 2011
31.2	Section 302 Certification of David P. Skarie dated August 9, 2011
31.3	Section 302 Certification of Thomas G. Granneman dated August 9, 2011
32	Section 1350 Certification of Kevin J. Hunt, David P. Skarie and Thomas G. Granneman dated August 9, 2011