Form 10-Q/A
period 2011-09-08
RALCORP HOLDINGS INC /MO
filed 2011-09-08
CIK 1029506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Explanatory Note

The purpose of this amendment on Form 10-Q/A to Ralcorp Holdings, Inc. Quarterly Report on Form 10-Q for the period ended June 30, 2011, filed with the Securities and Exchange Commission on August 9, 2011 (“Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q, as required by Rule 405 of Regulation S-T.  Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q.  This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Item 6.	Exhibits.

Number	Description
31.1*	Section 302 Certification of Kevin J. Hunt dated August 9, 2011
31.2*	Section 302 Certification of David P. Skarie dated August 9, 2011
31.3*	Section 302 Certification of Thomas G. Granneman dated August 9, 2011
32*	Section 1350 Certification of Kevin J. Hunt, David P. Skarie and Thomas G. Granneman dated August 9, 2011
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed with the original Form 10-Q on August 9, 2011
**	Furnished with this Form 10-Q/A

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RALCORP HOLDINGS, INC.

September 8, 2011	/s/ T. G. Granneman
T. G. Granneman
Corporate Vice President and
Chief Accounting Officer

EXHIBIT INDEX

Number	Description
31.1*	Section 302 Certification of Kevin J. Hunt dated August 9, 2011
31.2*	Section 302 Certification of David P. Skarie dated August 9, 2011
31.3*	Section 302 Certification of Thomas G. Granneman dated August 9, 2011
32*	Section 1350 Certification of Kevin J. Hunt, David P. Skarie and Thomas G. Granneman dated August 9, 2011
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed with the original Form 10-Q on August 9, 2011
**	Furnished with this Form 10-Q/A