Form 10-K
period 2011-09-30
RALCORP HOLDINGS INC /MO
filed 2011-12-14
CIK 1029506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-12619

RALCORP HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Missouri	43-1766315
(State of incorporation)	(I.R.S. Employer Identification No.)

800 Market Street, St. Louis, Missouri	63101
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (314) 877-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.01 par value	New York Stock Exchange, Inc.
Rights to Purchase Series E Junior Participating Cumulative Preferred Stock	New York Stock Exchange, Inc.

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☒  Yes    ☐  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of these terms in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

On March 31, 2011, the aggregate market value of the Common Stock held by non-affiliates of registrant was $3,688,198,124. This figure excludes the Common Stock held by registrant’s Directors and Corporate Officers, who are the only persons known to registrant who may be considered to be its “affiliates” as defined under Rule 12b-2.

Number of shares of Common Stock, $.01 par value, outstanding as of December 6, 2011: 55,179,259.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement for its annual meeting of shareholders, to be filed with the Securities and Exchange Commission within 120 days after September 30, 2011, are incorporated by reference into Part III of this report.

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, are made throughout this report. These forward-looking statements are sometimes identified by the use of terms and phrases such as “believe,” “should,” “expect,” “project,” “estimate,” “anticipate,” “intend,” “plan,” “will,” “can,” “may,” or similar expressions elsewhere in this report. Our results of operations and financial condition may differ materially from those in the forward-looking statements. Such statements are based on management’s current views and assumptions, and involve risks and uncertainties that could affect expected results. Those risks and uncertainties include but are not limited to the following:

•	our ability to effectively manage the growth from acquisitions or continue to make acquisitions at the rate at which we have been acquiring in the past;

•	significant increases in the costs of certain commodities, packaging or energy used to manufacture our products;

•	our ability to continue to compete in our business segments and our ability to retain our market position;

•	our ability to maintain competitive pricing, successfully introduce new products or successfully manage costs across all parts of the Company;

•	significant competition within the private-brand business;

•	our ability to successfully implement business strategies to reduce costs;

•	the loss or bankruptcy of a significant customer;

•	allegations that our products cause injury or illness, product recalls and product liability claims and other litigation;

•	our ability to anticipate changes in consumer preferences and trends;

•	our ability to service our outstanding debt or obtain additional financing;

•	disruptions in the U.S. and global capital and credit markets;

•	fluctuations in foreign currency exchange rates;

•	the termination or expiration of current co-manufacturing agreements;

•	consolidations among the retail grocery and foodservice industries;

•	loss of key employees;

•	change in estimates in critical accounting judgments and changes to or new laws and regulations affecting our business;

•	termination of existing anti-dumping measures imposed against certain foreign imports of dry pasta;

•	labor strikes or work stoppages by our employees;

•	losses or increased funding and expenses related to our qualified pension plan;

•	impairment in the carrying value of goodwill or other intangibles;

•	technology failure;

•	our inability to protect our intellectual property rights;

•	changes in weather conditions, natural disasters and other events beyond our control;

•	the possibility that the combined post-separation value of Ralcorp and Post shares may not equal or exceed the pre-separation value of our common stock;

•	potential liabilities that may arise due to fraudulent transfer considerations surrounding the separation of the Post cereals business;

•	significant tax liabilities that could arise as a result of the separation of the Post cereals business; and

•

tax restrictions that may prevent us from engaging in certain corporate transactions or from raising equity capital beyond certain thresholds for a period of time after the separation of the Post cereals business.

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

We are primarily engaged in manufacturing, distributing and marketing private-brand food products, Post® brand ready-to-eat cereal products and other regional and value-brand food products in the grocery, mass merchandise, drugstore, and foodservice channels. Our products include: ready-to-eat and hot cereals; nutritional and cereal bars; snack mixes, corn-based chips and extruded corn snack products; crackers and cookies; snack nuts; chocolate candy; salad dressings; mayonnaise; peanut butter; jams and jellies; syrups; sauces; frozen griddle products, including pancakes, waffles and French toast; frozen biscuits and other frozen pre-baked products such as breads and rolls; frozen and refrigerated doughs; and dry pasta. Over 90% of our products are sold to customers within the United States.

Our strategy is to grow our businesses, primarily through the acquisition of other companies. In addition, we seek to increase sales of existing and new products and expand distribution to new customers and new geographic areas. In addition to our 2008 acquisition of the Post branded cereal business, since 1997, we have acquired more than 25 companies that manufacture private-brand, regional-brand or value-brand food products.

The following sections of this report contain financial and other information concerning our business developments and operations and are incorporated into this Item 1:

•	“Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7; and

•

“Business Combinations,” “Supplemental Earnings and Cash Flow Information,” “Goodwill” and “Segment Information” in the Notes to the Consolidated Financial Statements filed as part of this document under Item 8.

You can find additional information about us, including our Forms 10-K, 10-Q, 8-K, other securities filings (and amendments thereto), press releases and other important announcements, by visiting our website at ralcorp.com or the SEC’s website at sec.gov for securities filings only, from which they can be printed free of charge as soon as reasonably practicable after their electronic filing with the SEC. Our Corporate Governance Guidelines, Standards of Business Conduct for Officers and Employees, Director Code of Ethics, and the charters of the Audit and Corporate Governance and Compensation Committees of our board of directors are also available on our website, from which they can be printed free of charge. All of these documents are also available to shareholders at no charge upon request sent to our corporate secretary (P.O. Box 618, St. Louis, Missouri 63188-0618, Telephone: 314-877-7046). The information on our website is not part of this report.

RECENT BUSINESS DEVELOPMENTS

•

On July 14, 2011, we announced that our board of directors had agreed in principle to separate Post Holdings, Inc., an entity that will own the Post cereals business, from our other businesses in a tax-free spin-off to our shareholders. At the same time, we announced that upon completion of the separation, William P. Stiritz, our chairman, will become chairman of the new Post entity and J. Patrick Mulcahy, who was appointed our vice chairman, will become chairman of our board of directors. In addition, we announced that David P. Skarie, our co-chief executive officer and president, will retire from the Company effective December 31, 2011, at which time Kevin J. Hunt, our co-chief executive officer and president, will become chief executive officer and president.

•

On August 12, 2011, we announced that our board of directors had rejected an unsolicited proposal by ConAgra Foods, Inc. to acquire our company for $94.00 per share in cash, a decision that we reiterated on September 19, 2011, after careful consideration and with the assistance of our financial and legal advisors. ConAgra Foods withdrew its proposal on September 19, 2011.

•	On September 26, 2011, we filed a Form 10 with the SEC related to the anticipated separation of the Post cereals business.

•

On September 26, 2011, we announced that William P. Stiritz will also serve as Chief Executive Officer of Post Holdings. We also announced that James L. Holbrook joined Post Holdings as Executive Vice President, Marketing, effective October 3, 2011.

•

On September 27, 2011, we announced that Thomas G. Granneman, our chief accounting officer, will retire effective December 31, 2011, at which time Scott Monette, our treasurer and chief development officer, will become chief financial officer.

•

On October 3, 2011, we acquired the North American private brand refrigerated dough business of Sara Lee Corp., a leading manufacturer and distributor of a full range of private brand refrigerated dough products in the U.S., with operations in Carrollton, Texas and Forest Park, Georgia. At the same time, we entered into a short-term financing arrangement that we expect to repay with a portion of the proceeds generated by financing to be incurred in connection with the separation of the Post cereals business.

•	On October 13, 2011, we announced the appointment of Robert Vitale as Chief Financial Officer of Post Holdings, effective November 1, 2011.

•	On November 11, 2011, we announced the appointment of Terence E. Block as President and Chief Operating Officer of Post Holdings, Inc, effective January 1, 2012.

•	On November 18, 2011, we announced the appointment of Barry Beracha and Patrick Moore to our Board of Directors, effective upon the separation of the Post cereals business.

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

•	The Other Cereal Products segment is comprised of private-brand ready-to-eat cereals and hot cereals, nutritional bars, snack mixes, and natural and organic specialty cookies, crackers and cereals.

•

Our Snacks, Sauces & Spreads segment is comprised of private-brand and value-brand corn-based chips and extruded corn snack products, crackers and cookies, snack nuts, chocolate candy, salad dressings, mayonnaise, peanut butter, jams and jellies, syrups and sauces.

•

The Frozen Bakery Products segment includes private-brand and value-brand frozen griddle products, including pancakes, waffles and French toast, frozen biscuits and other frozen pre-baked products such as breads and rolls, and frozen doughs, as well as refrigerated doughs since the acquisition of the North American private brand refrigerated dough business of Sara Lee Corp. on October 3, 2011.

•	Our Pasta segment consists entirely of American Italian Pasta Company.

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

Our Frozen Bakery Products business develops, manufactures and markets frozen bakery products for the foodservice, in-store bakery, retail and mass merchandising channels. Unlike our private-brand products, our frozen products typically are not emulations of branded products. Instead, they are designed to have unique tastes or characteristics that customers desire. To a much lesser extent, we also offer unique, custom products in our other businesses.

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

Other Cereal Products

Our Other Cereal Products segment includes our private-brand and value-brand ready-to-eat cereals and hot cereals, and the Bloomfield Bakers products which include nutritional bars and natural and organic specialty cookies, crackers, and cereals. Private-brand ready-to-eat cereals are currently produced at three manufacturing facilities and presently include 47 different cereal varieties utilizing flaking, extrusion and shredding technologies. Private-brand and value-brand hot cereals are produced at one facility and include old-fashioned oatmeal, quick oatmeal, regular instant oatmeal, flavored instant oatmeal, farina, instant Ralston® (a branded hot wheat cereal) and 3 Minute Brand® hot cereals. As expected, we sell far more hot cereals in cooler months. We believe we are one of the largest private-brand cereal manufacturers (by volume) in the U.S. when combining both private-brand ready-to-eat and hot cereals. The Bloomfield Bakers products are produced at two manufacturing facilities that also produce some ready-to-eat cereals. A majority of the Bloomfield Bakers products are produced under co-manufacturing arrangements, with a smaller portion produced under more traditional private-brand arrangements. In fiscal 2011, approximately 56%, 7% and 37% of this segment’s net sales were in ready-to-eat cereal based products, hot cereals and the Bloomfield Bakers products, respectively.

We produce cereal products based on our estimates of customer orders and consequently maintain, on average, four to six weeks’ inventory of finished products. Our ready-to-eat and hot cereals are warehoused in and primarily distributed through four independent distribution facilities and one of our cereal plants, and are shipped to customers principally via independent truck lines. As the majority of the Bloomfield Bakers products are produced under contract manufacturing arrangements, the related production schedule is based largely on near-term forecasts provided by our customers. The Bloomfield Bakers products are then shipped via independent truck lines to specific customer distribution points. Our ready-to-eat cereals and hot cereals are sold through internal sales staff and independent food brokers.

Snacks, Sauces & Spreads

Our Snacks, Sauces & Spreads segment includes our cracker and cookie business, our snack nuts, candy and chips business and our sauces and spreads business.

Cracker and Cookie Business

We believe our cracker and cookie business is one of the largest manufacturers (by volume) of private-brand crackers and cookies for sale in North America. The business produces cookies under the Rippin’ Good® brand and crackers under the Ry Krisp® and Champagne® brands. Management positions the cracker and cookie business as a low cost, premier quality producer of a wide variety of private-brand crackers and cookies. In fiscal 2011, approximately 30% of the Snacks, Sauces & Spreads segment’s net sales was attributable to crackers and cookies. Our cracker and cookie business operates nine plants in the United States and Canada where products are largely produced to order. In the fall and winter as consumption of crackers increases, we have the ability to produce to estimated volumes, thereby building product inventories ranging from four to six weeks. Private-brand crackers and cookies are sold through a broker network and internal sales staff. Branded Ry Krisp® crackers and branded cookies, including Rippin’ Good® cookies, are sold through direct store distributor networks. Our cookies and crackers are primarily distributed from our own warehouses and delivered to customers through independent truck lines and customer supplied trucks.

Snack Nuts, Candy and Chips Business

Our snack nuts, candy and chips business operates three plants that produce a variety of jarred, canned and bagged snack nuts, one plant that produces chocolate candy and one plant that produces chips (corn-based snacks). The business produces private-brand products as well as value-branded products under the Nutcracker®, Flavor House®, Hoody’s®, Linette® and Medallion® brands. In fiscal 2011, approximately 36% of the Snack, Sauces & Spreads segment’s net sales was attributable to snack nuts, candy, and chips. Our snack nut and candy products are largely produced to order and shipped directly to customers; however, we maintain warehouse space where finished snack nut products are stored during peak times of demand. Snack nuts and candy are shipped to customers through independent truck lines and customer supplied trucks. We sell those products through an internal sales staff and a broker network. Profits from the sale of snack nuts are impacted significantly by the cost of raw materials (peanuts and tree nuts). Our chocolate candy products are positioned as premium chocolate products and not as an emulation of a branded product. Consequently, our chocolate candy products are sold to customers who maintain premium private-brand product lines. We also produce chocolate candy for customers who use the candy as ingredients for ice cream and other products. Our corn-based snack products are produced based on customer orders and are shipped directly to customers through independent truck lines and customer supplied trucks.

Sauces & Spreads

Our sauces & spreads business operates four plants and produces a variety of private-brand shelf-stable dressings, syrups, peanut butter, jellies, salad dressings, salsas and sauces, and non-alcoholic drink mixes under the Major Peters’® and JERO® brands. The business’ products are largely produced to order and are shipped directly to customers using independent truck lines. However, we maintain warehouses at our plants to hold several weeks’ supply of key products. The products are sold through an internal sales staff and a broker network. In fiscal 2011, this business provided approximately 34% of the Snacks, Sauces & Spreads net sales. Approximately 85% of its net sales was to retail customers and the remaining 15% was to foodservice, contract and other customers. Due to the varied nature of branded counterparts and customer preferences, this business produces far more variations of each type of product compared to our other businesses.

Frozen Bakery Products

Our Frozen Bakery Products business operates thirteen facilities in the United States and Canada. We produce frozen griddle products such as pancakes, waffles and French toast; frozen bread products such as breads, rolls and biscuits; dessert products such as frozen cookies and frozen cookie dough, muffins, and Danishes; and dry mixes for bakery foods. The recently acquired refrigerated dough business expands our portfolio to include a wide variety of private brand refrigerated dough products including biscuits, cookies, croissants and pie crusts.

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

In fiscal 2011, approximately 39% of the business’s gross sales was griddle products, 25% was breads, rolls, muffins, and biscuits, 27% was dessert products and 9% represented frozen dough, oatmeal, and other dry mixes. Approximately 36% of its net sales was in the foodservice channel, 38% was to in-store bakeries and 26% was retail.

Pasta

Our American Italian Pasta Company (AIPC) division is one of the largest producers (by volume) of dry pasta in North America. The pasta business product line is comprised of approximately 3,100 stock-keeping units, or SKUs, of pasta. We produce approximately 300 different shapes and sizes of pasta products in multiple package configurations, including bulk packages for institutional customers and individually-wrapped packages for retail consumers. The varied shapes and sizes include long goods such as spaghetti, linguine, fettuccine, angel hair and lasagna, and short goods such as elbow macaroni, mostaccioli, rigatoni, rotini, ziti, and egg noodles. These products are manufactured at our four plants for a variety of customers including those who purchase our products as branded offerings under names such as Pennsylvania Dutch®, Heartland®, Golden Grain®, Anthony’s®, Pasta Lensi®, Ronco® or Mueller’s® from retailers, as well as for retailers who sell products we manufacture as private brands. In many instances, we produce pasta to our customers' unique specifications.

The pasta industry consists of two primary customer markets: the retail market which includes grocery, mass merchandise, and drugstore channels that sell branded and private-brand pasta to consumers; and the institutional market, which includes both foodservice customers that supply restaurants, hotels, schools and hospitals, and other food processors that use pasta as a food ingredient.

We actively sell and market our domestic products through our sales employees and with the use of food brokers and distributors throughout the United States and Canada. Our primary distribution centers in North America are strategically located at our production facilities in Missouri, South Carolina and Arizona to serve the national market. Our Italian plant enables us to offer authentic Italian pasta products. This facility serves European, North American, and other international markets with proprietary branded, customer branded, ingredient and food service products. In fiscal 2011, all of this segment’s net sales was in pasta. Approximately 80% was in the retail channel and 20% was institutional.

Trademarks

We own (or use under a license) a number of trademarks that are important to our businesses, including Post®, Honey Bunches of Oats®, Pebbles®, Post Selects®, Great Grains®, Spoon Size®, Grape-Nuts®, Honeycomb®, 3 Minute Brand®, Ralston®, Parco®, Lofthouse®, Krusteaz®, Panne Provincio®, Major Peters’®, Medallion®, Ry Krisp®, Champagne®, Monet®, Rippin’ Good®, Hoody’s®, Linette®, JERO®, Flavor House®, Nutcracker®, Pennsylvania Dutch®, Heartland®, Golden Grain®, Anthony’s®, Pasta Lensi®, Ronco® and Mueller’s®.

Competition

Our businesses face intense competition from large branded manufacturers and highly competitive private-brand and foodservice manufacturers in each of their product lines. Further, in some instances, large branded companies presently manufacture, or in the past have manufactured, private-brand products. Top cereal competitors include Kellogg, General Mills, Quaker Oats (owned by PepsiCo), and Malt-O-Meal. Large branded competitors of the Snacks, Sauces & Spreads business include Nabisco (owned by Kraft) and Keebler (owned by Kellogg), which possess large portions of the branded cracker and cookie categories. The Snacks, Sauces & Spreads business also faces competition from Kraft Foods, Bestfoods (owned by Unilever), Smucker’s and Heinz as well as significant competition in the snack nut category from Planters (owned by Kraft), Emerald (owned by Diamond Foods) and Blue Diamond. Branded competitors in the snack mix and corn-based snack categories include General Mills and Frito Lay (owned by PepsiCo). The Frozen Bakery Products business faces intense competition from numerous producers of griddle, bread and cookie products, including Kellogg. The Pasta segment faces competition from Barilla, New World Pasta Company (owned by Ebro Puleva - a Spanish company), Dakota Growers Pasta Company (owned by Viterra, Inc.), Philadelphia Macaroni Co. Inc., A. Zerega's Sons, Inc., and other foreign companies. For sales in Europe and other international markets, our Italian plant competes with Barilla and numerous European pasta producers.

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

Customers

In fiscal 2011, Wal-Mart Stores, Inc. accounted for approximately 18% of our aggregate net sales. Each of our reporting segments sells products to Wal-Mart. No other customer accounted for 10% or more of our consolidated net sales. Additionally, we sell our products to retail chains, mass merchandisers, grocery wholesalers, warehouse club stores, drugstores, restaurant chains and foodservice distributors across the country as well as in Canada, Europe and Southeast Asia. We closely monitor the credit risk associated with our customers and to date have not experienced material losses.

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

Employees

As of September 30, 2011, we had approximately 11,000 employees, of whom approximately 9,290 were located in the United States, approximately 1,650 were located in Canada and approximately 60 were located in Europe. We have entered into numerous collective bargaining agreements that we believe contain terms that are typical for the industries in which we operate. In fiscal 2012, collective bargaining agreements at the following plants will expire: Fridley, Minnesota; Niagara Falls, Ontario; Streator, Illinois; Poteau, Oklahoma; Lancaster, Ohio; Carrollton, Texas; Brantford, Ontario and Ripon, Wisconsin. As these agreements expire, we believe that the agreements can be renegotiated on terms satisfactory to us. We believe our relations with our employees, including union employees, are good.

Raw Materials, Freight, and Energy

Our raw materials consist of ingredients and packaging materials. Our principal ingredients are wheat (including durum wheat), nuts (including peanuts and cashews), sugar, edible oils, corn, oats, cocoa, eggs and rice. Our principal packaging materials are linerboard cartons, corrugated boxes, plastic bottles, plastic containers and composite cans. We purchase raw materials from local, regional, national and international suppliers. The cost of raw materials used in our products may fluctuate widely due to weather conditions, labor disputes, government regulations, industry consolidation, economic climate, energy shortages, transportation delays, or other unforeseen circumstances. The supply of raw materials can be negatively impacted by the same factors that can impact their cost. From time to time, we will enter into supply contracts for periods of up to three years to secure favorable pricing for ingredients and up to five years for packaging materials. For most of our sales, we pay freight costs to deliver our products to the customer via common carriers or our own trucks. Freight costs are affected by both fuel prices and the availability of common carriers in the area. We also purchase natural gas, electricity, and steam for use in our processing facilities. Where possible and when advantageous, we enter into purchase or other hedging contracts of up to 18 months to reduce the price volatility of these items and the cost impact upon our operations. In fiscal 2011, ingredients, packaging, freight, and energy represented approximately 48%, 18%, 7%, and 2%, respectively, of our total cost of goods sold.

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

Our facilities, like those of similar businesses, are subject to certain safety regulations including regulations issued pursuant to the U.S. Occupational Safety and Health Act in the United States and similar regulatory agencies in Canada and Italy. These regulations require us to comply with certain manufacturing safety standards to protect our employees from accidents. We believe that we are in compliance in all material respects with all employee safety regulations.

Our operations are also subject to various federal, state and local laws and regulations with respect to environmental matters, including air quality, waste water pretreatment, storm water, waste handling and disposal, and other regulations intended to protect public health and the environment. The Environmental Protection Agency and related environmental governmental agencies notified us that we may be liable for improper air emissions at three of our California plants. We anticipate we will be indemnified for a significant portion of any remediation and penalties by the previous owners of the facilities. We believe that we have adequate reserves to cover any remaining unindemnified liability that may result from these investigations.

We are in the process of upgrading and adding to our pollution control capabilities - both wastewater treatment and air pollution control. We anticipate investing up to $14 million at a number of our manufacturing facilities on these efforts over the next several years. While it is difficult to quantify with certainty the potential financial impact of actions regarding expenditures for environmental matters and future capital expenditures for environmental control equipment, in the opinion of management, based upon the information currently available, the ultimate liability arising from such environmental matters, taking into account established accruals for estimated liabilities and any indemnified costs, is not reasonably likely to have a material effect on our consolidated results of operations, financial position, capital expenditures or other cash flows.

All imported pasta is subject to U.S. import regulations. Duties are assessed in accordance with the Harmonized Tariff Schedule of the United States and are subject to regular review.

Contract Manufacturing

From time to time, our segments may produce products on behalf of other companies. Typically, such products are new branded products for which branded companies lack capacity or products of branded companies that do not have their own manufacturing facilities. In both cases, the branded companies retain ownership of the formulas and trademarks related to products we produce for them. Contract manufacturing for branded companies tends to be inconsistent in volume. Often, initial orders can be significant and favorably impact a fiscal period (with respect to sales and profits) but later volume will level off or the branded company will ultimately produce the product internally and cease purchasing product from us. Net sales under these “co-manufacturing” agreements were approximately 5% to 8% of our annual net sales for the past three years and were approximately $345 million in fiscal 2011. We expect our arrangement with one of these customers, which accounted for approximately 4% of our total net sales in fiscal 2011, may end during fiscal 2012.

EXECUTIVE OFFICERS

Kevin J. Hunt	60	Co-Chief Executive Officer and President of the Company since September 2003. He will become Chief Executive Officer effective January 1, 2012.

David P. Skarie	65	Co-Chief Executive Officer and President of the Company since September 2003. He is retiring from the Company effective December 31, 2011.

Gregory A. Billhartz	39	Corporate Vice President, General Counsel and Secretary since October 2009. Prior to joining the Company he was Assistant General Counsel and Assistant Secretary at Arch Coal, Inc. from November 2005 to October 2009.

Walter N. George	55	Corporate Vice President and President, American Italian Pasta Company. Prior to joining the Company in July 2010, he was Chief Operating Officer at American Italian Pasta Company from December 2008 to July 2010 and Executive Vice President-Operations and Supply Chain from February 2003 to December 2008.

Thomas G. Granneman	62	Corporate Vice President and Chief Accounting Officer since February 2010. Mr. Granneman served as Corporate Vice President and Controller of the Company from January 1999 to February 2010. He is retiring effective December 31, 2011.

Charles G. Huber, Jr.	47	Corporate Vice President, and President Ralcorp Frozen Bakery Products, Inc. since October 2009. He served as Corporate Vice President, General Counsel and Secretary of the Company from October 2003 to October 2009.

Richard R. Koulouris	55	Corporate Vice President, and President, Ralcorp Snacks, Sauces & Spreads since October 2009. He has also served as President of Bremner Food Group, Inc. and Nutcracker Brands, Inc. since November 2003 (except from December 2006 to March 2008) and President of The Carriage House Companies, Inc. since December 2006.

Scott Monette	50	Corporate Vice President, Treasurer and Corporate Development Officer since February 2010. He served as Corporate Vice President and Treasurer from September 2001 to February 2010 and will become Chief Financial Officer effective January 1, 2012.

Ronald D. Wilkinson	61	Corporate Vice President, and President, Ralcorp Cereal Products since July 2010. He served as Corporate Vice President and President of Ralston Foods from March 2008 to July 2010. He also served as President of Bremner Food Group, Inc. and Nutcracker Brands, Inc. from December 2006 to March 2008 and served as Director of Product Supply of Ralston Foods from October 1996 to November 2006 and of The Carriage House Companies, Inc. from January 2003 to November 2006.

(Ages are as of December 31, 2011.)

ITEM 1A.	RISK FACTORS

In addition to the factors discussed elsewhere in this report, the following risks and uncertainties could have a material adverse effect on our business, financial condition and results of operations. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operation, financial condition or results.

Risks Related to Our Business

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

The success of our acquisitions will depend on many factors, such as our ability to identify potential acquisition candidates, negotiate satisfactory purchase terms, obtain loans at satisfactory rates to fund acquisitions, and successfully integrate and manage the growth from acquisitions. Integrating the operations, financial reporting, disparate technologies and personnel of newly acquired companies involve risks. We cannot guarantee that we will be successful or cost-effective in integrating any new businesses into our existing businesses. In fact, the process of integrating newly acquired businesses may cause interruption or slow down the operations of our existing businesses. As a result, we may not be able to realize expected synergies or other anticipated benefits of acquisitions.

Commodity price volatility and higher energy costs could negatively impact profits.

The primary commodities used by our businesses include wheat (including durum wheat), nuts (including peanuts and cashews), sugar, edible oils, corn, oats, cocoa, eggs, and rice, and our primary packaging includes linerboard cartons, corrugated boxes, plastic containers and composite cans. In addition, many of our manufacturing operations use large quantities of natural gas and electricity. The costs of such commodities may fluctuate widely and we may experience shortages in commodity items as a result of commodity market fluctuations, availability, increased demand, weather conditions, and natural disasters as well as other factors outside of our control. Higher prices for natural gas, electricity and fuel may also increase our production and delivery costs. Changes in the prices charged for our products may lag behind changes in our energy and commodity costs. Accordingly, changes in commodity or energy costs may limit our ability to maintain existing margins and have a material adverse effect on our operating profits.

We generally use commodity futures and options to reduce the price volatility associated with anticipated raw material purchases. Additionally, we have a hedging program for diesel fuel prices (using market traded heating oil as an effective proxy), natural gas, and corrugated paper products. The extent of our hedges at any given time depends upon our assessment of the markets for these commodities, including our assumptions for future prices. For example, if we believe that market prices for the commodities we use are unusually high, we may choose to hedge less, or possibly not hedge any, of our future requirements. If we fail to hedge and prices subsequently increase, or if we institute a hedge and prices subsequently decrease, our costs may be greater than anticipated or greater than our competitors’ costs and our financial results could be adversely affected.

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

Some of our competitors have substantial financial, marketing and other resources, and competition with them in our various markets and product lines could cause us to reduce prices, increase marketing, or lose category share, any of which would have a material adverse effect on our business and financial results. This high level of competition by branded competitors could result in a decrease in our sales volumes. In addition, increased trade spending or advertising or reduced prices on our competitors’ products may require us to do the same for our products which could impact our margins and volumes. If we did not do the same, our revenue, profitability and market share could be adversely affected.

Our inability to successfully manage the price gap between our private-brand products and those of our branded competitors may adversely affect our results of operation.

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

Loss or bankruptcy or insolvency of a significant customer may adversely affect our results of operations.

A limited number of customer accounts represent a large percentage of our consolidated net sales. The success of our business depends, in part, on our ability to maintain our level of sales and product distribution through high volume food retailers, super centers and mass merchandisers. The competition to supply products to these high volume stores is intense. Currently, we do not have long-term supply agreements with a substantial number of our customers. These high volume stores and mass merchandisers frequently re-evaluate the products they carry. If a major customer elected to stop carrying one of our products, our sales may be adversely affected.

If our food products become adulterated, misbranded, or mislabeled, we might need to recall those items and may experience product liability claims if consumers are injured.

Selling food products involves a number of legal and other risks, including product contamination, spoilage, product tampering, allergens, or other adulteration. We may need to recall some or all of our products if they become adulterated, mislabeled or misbranded. This could result in destruction of product inventory, negative publicity, temporary plant closings, and substantial costs of compliance or remediation. Should consumption of any product cause injury, we may be liable for monetary damages as a result of a judgment against us. In addition, adverse publicity including claims, whether or not valid, that our products or ingredients are unsafe or of poor quality, may discourage consumers from buying our products or cause production and delivery disruptions. Any of these events, including a significant product liability judgment against us, could result in a loss of consumer confidence in our food products. This could have an adverse affect on our financial condition, results of operations or cash flows.

Disruption of our supply chain could have an adverse effect on our business, financial condition and results of operations.

Our ability, including manufacturing or distribution capabilities, and that of our suppliers, business partners and contract manufacturers, to make, move and sell products is critical to our success. Damage or disruption to our or their manufacturing or distribution capabilities due to weather, including any potential effects of climate change, natural disaster, fire or explosion, terrorism, pandemics, strikes, repairs or enhancements at our facilities, or other reasons, could impair our ability to manufacture or sell our products. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, could adversely affect our business, financial condition and results of operations, as well as require additional resources to restore our supply chain.

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

As of September 30, 2011, we had long-term debt (including current maturities) of approximately $2,203.2 million. The agreements under which we have issued indebtedness do not prevent us from incurring additional unsecured indebtedness in the future but our ability to comply with the financial covenants and restrictions may be affected by events beyond our control, including prevailing economic, financial and industry conditions. Our level of indebtedness may limit:

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

U.S. and global credit markets have from time to time experienced significant dislocations and liquidity disruptions which caused the spreads on prospective debt financings to widen considerably. These circumstances materially impacted liquidity in the debt markets, making financing terms for borrowers less attractive, and in certain cases resulted in the unavailability of certain types of debt financing. Events affecting the credit markets have also had an adverse effect on other financial markets in the U.S., which may make it more difficult or costly for us to raise capital through the issuance of common stock or other equity securities or refinance our existing debt, sell our assets or borrow more money if necessary. Our business could also be negatively impacted if our suppliers or customers experience disruptions resulting from tighter capital and credit markets or a slowdown in the general economy. Any of these risks could impair our ability to fund our operations or limit our ability to expand our business or increase our interest expense, which could have a material adverse effect on our financial results.

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

Over the past several years, the retail grocery and foodservice industries have undergone significant consolidations and mass merchandisers are gaining market share. As this trend continues and such customers grow larger, they may seek to use their position to improve their profitability through improved efficiency, lower pricing or increased promotional programs. If we are unable to use our scale, marketing expertise, product innovation and category leadership positions to respond to these demands, our profitability or volume growth could be negatively impacted. Additionally, if the surviving entity is not a customer, we may lose significant business once held with the acquired retailer.

Violations of laws or regulations, as well as new laws or regulations or changes into existing laws or regulations, could adversely affect our business.

The food production and marketing industry is subject to a variety of federal, state, local and foreign laws and regulations, including those related to food safety, food labeling, food safety requirements related to the ingredients, manufacture, processing, storage, marketing, advertising, labeling, and distribution of our products as well as those related to worker health and workplace safety and environmental matters. Our activities, both in and outside of the United States, are subject to extensive regulation. In the U.S. we are regulated by, among other federal and state authorities, the U.S. Food and Drug Administration, U.S. Federal Trade Commission, the U.S. Departments of Agriculture, Commerce and Labor as well as by similar authorities abroad. Governmental regulations also affect taxes and levies, healthcare costs, energy usage, immigration and other labor issues, all of which may have a direct or indirect effect on our business or those of our customers or suppliers. In addition, we market and advertise our products and could be the target of claims relating to alleged false or deceptive advertising under federal, state, and foreign laws and regulations and may be subject to initiatives to limit or prohibit the marketing and advertising of our products to children. Changes in these laws or regulations or the introduction of new laws or regulations could increase the costs of doing business for us or our customers or suppliers or restrict our actions, causing our results of operations to be adversely affected. Further, if we are found to be out of compliance with applicable laws and regulations in these areas, we could be subject to civil remedies, including fines, injunctions, or recalls, as well as potential criminal sanctions, any of which could have a material adverse effect on our business.

As a publicly traded company, we are further subject to changing rules and regulations of federal and state governments as well as the stock exchange on which our common stock is listed. These entities, including the Public Company Accounting Oversight Board, the SEC and the New York Stock Exchange, have issued a significant number of new and increasingly complex requirements and regulations over the course of the last several years and continue to develop additional regulations and requirements in response to laws enacted by Congress. Our efforts to comply with these requirements have resulted in, and are likely to continue to result in, an increase in expenses and a diversion of management’s time from other business activities.

We may not be able to operate successfully if we lose key personnel, are unable to hire qualified additional personnel, or experience turnover of our management team.

We are highly dependent on our ability to attract and retain qualified personnel to operate and expand our business. If we lose one or more members of our senior management team, our business and financial position, results of operations or cash flows could be harmed. Our compensation programs are intended to attract and retain the employees required for it to be successful, but ultimately, we may not be able to attract new employees or retain the services of all of our key employees or a sufficient number to execute on our plans.

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

We maintain a qualified defined benefit plan and we remain obligated to ensure that the plan is funded in accordance with applicable regulations. The fair value of pension plan assets (determined pursuant to ASC Topic 715 guidelines) was approximately $36.2 million below the total benefit obligation of the plan as of September 30, 2011 despite a $20 million contribution to the plan in fiscal 2011. In the event the stock market deteriorates, the funds in which we have invested do not perform according to expectations, or the valuation of the projected benefit obligation increases due to changes in interest rates or other factors, we may be required to make significant cash contributions to the pension plan and incur increased expense.

Impairment in the carrying value of goodwill or other intangibles could negatively impact our net worth.

The net carrying value of goodwill represents the fair value of acquired businesses in excess of identifiable assets and liabilities as of the acquisition date (or subsequent impairment date, if applicable). The net carrying value of other intangibles represents the fair value of trademarks, customer relationships, and other acquired intangibles as of the acquisition date (or subsequent impairment date, if applicable), net of accumulated amortization. Goodwill and other acquired intangibles expected to contribute indefinitely to our cash flows are not amortized, but must be evaluated by management at least annually for impairment. Amortized intangible assets are evaluated for impairment whenever events or changes in circumstance indicate that the carrying amounts of these assets may not be recoverable. Impairments to goodwill and other intangible assets may be caused by factors outside our control, such as the inability to quickly replace lost co-manufacturing business, increasing competitive pricing pressures, lower than expected revenue and profit growth rates, changes in industry EBITDA multiples, changes in discount rates based on changes in cost of capital (interest rates, etc.), or the bankruptcy of a significant customer and could negatively impact our net worth. For additional information on impairment of intangible assets, including recent impairment losses, refer to “Impairment of Intangible Assets” and “Critical Accounting Policies and Estimates” in Item 7 and Note 4 in Item 8.

Technology failures could disrupt our operations and negatively impact our business.

We increasingly rely on information technology systems to process, transmit, and store electronic information. For example, our production and distribution facilities and inventory management utilize information technology to increase efficiencies and limit costs. Furthermore, a significant portion of the communications between our personnel, customers, and suppliers depends on information technology. Like other companies, our information technology systems may be vulnerable to a variety of interruptions due to events beyond our control, including, but not limited to, natural disasters, terrorist attacks, telecommunications failures, computer viruses, hackers, and other security issues. We have technology security initiatives and disaster recovery plans in place or in process to mitigate our risk to these vulnerabilities, but these measures may not be adequate.

Our intellectual property rights are valuable, and any inability to protect them could reduce the value of our products and brands.

We consider our intellectual property rights, particularly our trademarks, but also our patents, trade secrets, copyrights and licenses, to be a significant and valuable aspect of our business. We attempt to protect our intellectual property rights through a combination of patent, trademark, copyright and trade secret laws, as well as licensing agreements, third party nondisclosure and assignment agreements and the policing of third party misuses of our intellectual property. Our failure to obtain or maintain adequate protection of our intellectual property rights, or any change in law or other changes that serve to lessen or remove the current legal protections for intellectual property, may diminish our competitiveness and could materially harm our business.

We also face the risk of claims that we have infringed third parties’ intellectual property rights. Any claims of intellectual property infringement, even those without merit, could be expensive and time consuming to defend; cause us to cease making, licensing or using products that incorporate the challenged intellectual property; require us to redesign or rebrand our products or packaging, if feasible; divert management’s attention and resources; or require us to enter into royalty or licensing agreements in order to obtain the right to use a third party’s intellectual property. Any royalty or licensing agreements, if required, may not be available to us on acceptable terms or at all. Additionally, a successful claim of infringement against us could result in our being required to pay significant damages, enter into costly license or royalty agreements, or stop the sale of certain products, any of which could have a negative impact on our operating profits and harm our future prospects.

We are subject to environmental laws and regulations that can impose significant costs and expose us to potential financial liabilities.

We are subject to extensive and frequently changing federal, state, local and foreign laws and regulations relating to the protection of human health and the environment, including those limiting the discharge and release of pollutants into the environment and those regulating the transport, storage, use, treatment, disposal and remediation of, and exposure to, solid and hazardous wastes and materials. Certain environmental laws and regulations can impose joint and several liability without regard to fault on responsible parties, including past and present owners and operators of sites, related to cleaning up sites at which hazardous wastes or materials were disposed or released. Failure to comply with environmental laws and regulations could result in severe fines and penalties by governments or courts of law. In addition, various current and likely future federal, state, local and foreign laws and regulations could regulate the emission of greenhouse gases, particularly carbon dioxide and methane. We cannot predict the impact that such regulation may have, or that climate change may otherwise have, on our business.

While we believe that the future cost of compliance with environmental laws and regulations and liabilities associated with our operations will not have a material adverse effect on our business, we cannot assure you that future events, such as new or more stringent environmental laws and regulations, any related damage claims, the discovery of currently unknown environmental conditions requiring response action, or more vigorous enforcement or a new interpretation of existing environmental laws and regulations, would not require us to incur additional costs that could have a material adverse effect on our financial results.

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

Risks Related to the Separation of the Post Cereals Business and Related Financing Transactions

The combined post-separation value of Ralcorp and Post Holdings shares may not equal or exceed the pre-separation value of Ralcorp shares.

After the separation of the Post cereals business, our common stock will continue to be listed and traded on the New York Stock Exchange under the symbol “RAH.” Post Holdings intends to apply to have its common stock authorized for listing on the New York Stock Exchange under the symbol “POST.” The combined trading prices of Ralcorp common stock and Post common stock after the separation, as adjusted for any changes in the combined capitalization of these companies, may not be equal to or greater than the trading price of Ralcorp common stock prior to the separation. Until the market has fully evaluated the business of Ralcorp without the Post cereals business, the price at which Ralcorp common stock trade may fluctuate significantly.

Potential liabilities may arise due to fraudulent transfer considerations, which would adversely affect our financial condition and our results of operations.

In connection with the separation, we intend to undertake financing transactions which, along with the separation and the financing transactions involving the separation, may be subject to federal and state fraudulent conveyance and transfer laws. If a court were to determine under these laws that, at the time of the separation, any entity involved in these transactions or the separation:

•	was insolvent,

•	was rendered insolvent by reason of the separation,

•	had remaining assets constituting unreasonably small capital, or

•	intended to incur, or believed it would incur, debts beyond its ability to pay these debts as they matured,

the court could void the separation, in whole or in part, as a fraudulent conveyance or transfer. The court could then require the new Post Holdings shareholders to return to Ralcorp some or all of the shares of the Post Holdings common stock issued pursuant to the separation, or require us or Post, as the case may be, to fund liabilities of the other company for the benefit of creditors. The measure of insolvency will vary depending upon the jurisdiction whose law is being applied. Generally, however, an entity would be considered insolvent if the fair value of its assets were less than the amount of its liabilities or if it incurred debt beyond its ability to repay the debt as it matures.

The separation could result in significant tax liability.

We expect to receive a private letter ruling from the IRS to the effect that, among other things, the separation and certain related transactions will qualify for tax-free treatment under the Internal Revenue Code of 1986, as amended, or the “Code.” In addition, we expect to obtain an opinion from our legal counsel substantially to the effect that, among other things, the separation and certain related transactions will qualify for tax-free treatment under the Code, and that accordingly, for U.S. federal income tax purposes, no gain or loss will be recognized by, and no amount will be included in the income of, a holder of Ralcorp common stock upon the receipt of shares of our common stock pursuant to the separation, except to the extent such holder receives cash in lieu of fractional shares of our common stock.

Although a private letter ruling from the IRS generally is binding on the IRS, if the factual representations or assumptions made in the letter ruling request are untrue or incomplete in any material respect, we will not be able to rely on the ruling. Furthermore, the IRS will not rule on whether a distribution satisfies certain requirements necessary to obtain tax-free treatment under the Code. Rather, the ruling will be based upon representations by us that these conditions have been satisfied, and any inaccuracy in such representations could invalidate the ruling. The opinion referred to above will address all of the requirements necessary for the separation and certain related transactions to obtain tax-free treatment under the Code and will be based on, among other things, certain assumptions and representations made by Post and us, which if incorrect or inaccurate in any material respect would jeopardize the conclusions reached by counsel in such opinion. The opinion will not be binding on the IRS or the courts.

If the separation does not qualify for tax-free treatment for U.S. federal income tax purposes, then, in general, we would be subject to tax as if we had sold the Post common stock and our senior notes in a taxable sale for its fair market value. Our shareholders would be subject to tax as if they had received a distribution equal to the fair market value of our common stock that was distributed to them, which generally would be treated first as a taxable dividend to the extent of our earnings and profits, then as a non-taxable return of capital to the extent of each shareholder’s tax basis in our stock, and thereafter as capital gain with respect to the remaining value. It is expected that the amount of any such taxes to us and our shareholders would be substantial. In addition, even if the separation otherwise qualifies for tax-free treatment for U.S. federal income tax purposes, we could be subject to corporate income tax if the retained shares, senior notes or cash received from Post are not disposed of in a qualifying manner.

The tax rules applicable to the separation may restrict us from engaging in certain corporate transactions or from raising equity capital beyond certain thresholds for a period of time after the separation.

Current U.S. federal income tax law creates a presumption that the distribution of Post would be taxable to us, but not our shareholders, if such distribution is part of a “plan or series of related transactions” pursuant to which one or more persons acquire directly or indirectly stock representing a 50% or greater interest (by vote or value) in Ralcorp or Post. Acquisitions that occur during the four-year period that begins two years before the date of the distribution are presumed to occur pursuant to a plan or series of related transactions, unless it is established that the acquisition is not pursuant to a plan or series of transactions that includes the distribution. U.S. Treasury regulations currently in effect generally provide that whether an acquisition and a distribution are part of a plan is determined based on all of the facts and circumstances, including, but not limited to, specific factors described in the U.S. Treasury regulations. In addition, the U.S. Treasury regulations provide several “safe harbors” for acquisitions that are not considered to be part of a plan.

These rules will limit our ability during the two-year period following the distribution to enter into certain transactions that may be advantageous to us and our shareholders, particularly issuing equity securities to satisfy financing needs, repurchasing equity securities, disposing of certain assets, engaging in mergers and acquisitions, and, under certain circumstances, acquiring businesses or assets with equity securities or agreeing to be acquired.

To preserve the tax-free treatment of the separation to Ralcorp and its shareholders, under the Tax Allocation Agreement with Post Holdings, we will be prohibited from taking or failing to take any action that prevents the distribution and certain related transactions from being tax-free, and for the two-year period following the separation, we will be subject to restrictions with respect to:

•	entering into certain transactions pursuant to which all or a portion of our equity securities or assets would be acquired, whether by merger or otherwise, unless certain conditions are met;

•	issuing equity securities beyond certain thresholds;

•	certain repurchases of our common shares;

•	ceasing to actively conduct our business;

•	amendments to our organizational documents or taking any other action affecting the relative voting rights of our stock; or

•	merging or consolidating with any other person or liquidating or partially liquidating.

These restrictions may limit our ability during such period to pursue strategic transactions of a certain magnitude that involve the issuance or acquisition of our stock or engage in new businesses or other transactions that might increase the value of our business. These restrictions may also limit our ability to raise significant amounts of cash through the issuance of stock, especially if our stock price were to suffer substantial declines, or through the sale of certain of our assets.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.	PROPERTIES

Our principal properties are our manufacturing locations, both owned and leased, shown in the following table. Some properties include on-site warehouse space. We also lease our principal executive offices in St. Louis, MO, and we own research and development facilities in Sauget, IL. Our leases are generally long-term. Certain of our owned real property are subject to mortgages or other applicable security interests. Management believes its facilities are suitable and adequate for the purposes for which they are used and are adequately maintained. Generally, we believe each segment’s combination of facilities provides adequate capacity for current and anticipated future customer demand.

	Size
Plant Locations	(Sq. Ft.)	Products

Branded Cereal Products
Battle Creek, MI	1,920,000	Ready-to-eat cereal
Modesto, CA	282,000	Ready-to-eat cereal
Niagra Falls, ON, Canada	250,000	Ready-to-eat cereal
Jonesboro, AR	320,000	Ready-to-eat cereal

Other Cereal Products
Azusa, CA	285,000	Nutritional bars, cookies and cereals
Battle Creek, MI	477,000	Ready-to-eat cereal
Cedar Rapids, IA	175,000	Hot cereal
Lancaster, OH	479,000	Ready-to-eat cereal
Los Alamitos, CA	96,000	Nutritional bars
Sparks, NV	243,000	Ready-to-eat cereal

Snacks, Sauces & Spreads
Newport, AR	252,000	Corn-based snacks
Princeton, KY	700,000	Crackers, cookies and ready-to-eat cereal
Dothan, AL	135,000	Snack nuts
Womelsdorf, PA	100,000	Chocolate candy
Poteau, OK	250,000	Crackers and cookies
Minneapolis, MN	40,000	Crackers
Tonawanda, NY	95,000	Cookies
Ripon, WI (two plants)	350,000	Cookies
South Beloit, IL	83,500	Cookies
El Paso, TX (two plants)	170,000	Snack nuts and in-shell peanuts
Kitchener, ON, Canada	160,000	Crackers and dry instant soup
Georgetown, ON, Canada	135,000	Crackers
Buckner, KY	269,250	Syrups, jellies, salsas and sauces
Dunkirk, NY	306,000	Dressings, syrups, sauces and drink mixes
Fredonia, NY	367,000	Dressings, syrups, jellies, sauces, salsas, peanut butter and drink mixes
Streator, IL	165,000	Peanut butter

Frozen Bakery Products
Chicago, IL	72,000	Muffins, pound cakes and petit fours
Fridley, MN	147,000	Bread, rolls and frozen cookie dough
Grand Rapids, MI	75,000	Breads and rolls
Kent, WA	82,000	Pancakes, waffles, French toast and custom griddle items
Lodi, CA	345,000	Breads, frozen dough, cakes and cookies
Louisville, KY (two plants)	335,000	Biscuits, pancakes, dry mixes and custom sweet good items
Ogden, UT	325,000	Cookies
Brantford, ON, Canada	140,000	Pancakes, waffles and French toast
Delta, BC, Canada (two plants)	87,275	Pancakes and waffles
Richmond Hill, ON, Canada	25,432	Pancakes and waffles (closed in 2011)
Carrollton, TX	200,000	Refrigerated dough
Forest Park, GA	212,000	Refrigerated dough

Pasta
Columbia, SC	463,000	Pasta
Excelsior Springs, MO	536,000	Pasta
Tolleson, AZ	268,000	Pasta
Verolanuova, Italy	80,000	Pasta

ITEM 3.	LEGAL PROCEEDINGS

We are a party to a number of legal proceedings in various federal, state and foreign jurisdictions. These proceedings are in varying stages and many may proceed for protracted periods of time. Some proceedings involve complex questions of fact and law.

In May 2009, a customer notified us that it was seeking to recover out-of-pocket costs and damages associated with the customer’s recall of certain peanut butter-based products. The customer recalled those products in January 2009 because they allegedly included ingredients that had the potential to be contaminated with salmonella. The customer’s recall stemmed from the U.S. Food and Drug Administration and other authorities’ investigation of Peanut Corporation of America, which supplied us with peanut paste and other ingredients. In accordance with our contractual arrangements with the customer, the parties submitted these claims to mediation. In January 2011, we resolved all pending contractual and other claims, resulting in a payment by us of $5.0 million and an obligation to pay an additional $5.0 million, subject to the customer’s completion of certain contractual obligations through February 2013. We accrued $7.5 million in the fiscal year ended September 30, 2010 based on early estimates of the settlement amount, and accrued an additional $2.5 million in the quarter ended December 31, 2010.

Two of our subsidiaries are subject to three pending lawsuits brought by former employees currently pending in separate California state courts alleging, among other things, that employees did not receive sufficient meal breaks resulting in incorrect wage statements, unpaid overtime and untimely payments to terminated employees. Each of these suits was filed as a class action and seeks to include in the class certain current and former employees of the respective subsidiary involved. In each case, the plaintiffs are seeking unpaid wages, interest, attorneys’ fees, compensatory and other monetary damages and injunctive relief. No determination has been made by either court regarding class certification and there can be no assurance as to whether a class will be certified or, if a class is certified, as to the scope of such class. Our liability relating to these lawsuits cannot be reasonably estimated at this time; however, we do not expect that our ultimate liability, if any, will exceed $10.0 million.

From time to time, we are a party to various other legal proceedings. In the opinion of management, based upon the information presently known, the ultimate liability, if any, arising from the pending legal proceedings, as well as from asserted legal claims and known potential legal claims which are likely to be asserted, taking into account established accruals for estimated liabilities (if any), are not expected to be material individually and in the aggregate to our consolidated financial position, results of operations or cash flows. In addition, while it is difficult to estimate the potential financial impact of actions regarding expenditures for compliance with regulatory matters, in the opinion of management, based upon the information currently available, the ultimate liability arising from such compliance matters are not expected to be material to our consolidated financial position, results of operations or cash flows.

For a description of certain federal, state and local proceedings involving environmental matters which were pending at September 30, 2011, see “Governmental Regulation and Environmental Matters” on page 7.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Common Stock Market Prices and Dividends

Our common stock is traded on the New York Stock Exchange under the symbol “RAH”. There were 8,364 shareholders of record on December 6, 2011. We have no plans to pay cash dividends in the foreseeable future. The range of high and low sale prices of our common stock as reported by the NYSE is set forth in the table below.

	Year Ended September 30,
	2011		2010
	High	Low	High	Low
First Quarter	$65.61	$58.05	$60.81	$52.66
Second Quarter	68.52	59.23	69.86	59.15
Third Quarter	91.35	67.28	68.24	54.71
Fourth Quarter	89.43	68.84	61.39	53.90

Issuer Purchases of Equity Securities

			(c)	(d)
	(a)	(b)	Total Number of Shares	Maximum Number
	Total Number	Average	Purchased as Part of	of Shares that May Yet
	of Shares	Price Paid	Publicly Announced	Be Purchased Under the
Period	Purchased*	per Share	Plans or Programs	Plans or Programs**
July 1 - July 31, 2011	0	$0	0	See total
August 1 - August 31, 2011	3,486	75.50	0	See total
September 1 - September 30, 2011	8,762	74.11	0	See total

Total	12,248	$74.51	0	5,000,000

*	On August 4, 2011 and September 23, 2011, 3,486 and 8,762 shares, respectively, were forfeited back to the Company in satisfaction of required taxes to be withheld by federal, state and local governments in connection with the vesting of employee restricted stock awards.
**	On November 10, 2009, the Board of Directors authorized the repurchase up to 7,000,000 shares of common stock at prevailing market prices. The authorization has no expiration date. From time to time, we may repurchase common stock through plans established under Rule 10b5-1. Typically, these plans direct a broker to purchase a variable amount of shares each day (usually between 0 and 50,000) depending on the previous day's closing share price.

Performance Graph

The following performance graph compares the changes, for the period indicated, in the cumulative total value of $100 hypothetically invested in each of (a) Ralcorp common stock, (b) the Russell 1000 index and (c) a peer group composed of 15 U.S.-based public companies in the food and consumer packaged goods industries. The companies are: Brown-Forman Corp.; Campbell Soup Co.; Church & Dwight Co. Inc.; The Clorox Co.; Constellation Brands, Inc.; Corn Products Intl Inc.; Energizer Holdings, Inc.; Flowers Foods, Inc.; The Hershey Co.; Hormel Foods Corp; The J.M. Smucker Company; McCormick & Co.; Newell Rubbermaid Inc.; Snyder’s-Lance, Inc.; and TreeHouse Foods Inc. Compared to last year, the peer group no longer includes Del Monte Foods Co., which is no longer a public company, and Seaboard Corp. and Spectrum Brands, Inc. were replaced by Snyder’s-Lance, Inc., which is now deemed to be a more comparable peer company. These changes did not have a significant effect on the 5-year cumulative total return of the peer group.

Performance Graph Data

		Russell 1000	Peer Group
	Ralcorp ($)	Index ($)	($)
9/30/2006	100.00	100.00	100.00
9/30/2007	115.74	116.94	103.64
9/30/2008	139.77	91.01	99.39
9/30/2009	121.23	85.53	89.44
9/30/2010	121.25	94.74	106.73
9/30/2011	159.05	95.62	119.81

ITEM 6.	SELECTED FINANCIAL DATA

FIVE YEAR FINANCIAL SUMMARY

(In millions except per share data)

	Year Ended September 30,
	2011	2010	2009	2008	2007
Statement of Operations Data
Net sales (a)	$4,741.0	$4,048.5	$3,891.9	$2,824.4	$2,233.4
Cost of goods sold	(3,498.2)	(2,971.6)	(2,834.1)	(2,318.1)	(1,819.2)

Gross profit	1,242.8	1,076.9	1,057.8	506.3	414.2
Selling, general and administrative expenses	(618.4)	(528.1)	(564.3)	(297.8)	(227.8)
Amortization of intangible assets	(78.2)	(49.3)	(42.3)	(29.2)	(23.7)
Impairment of intangible assets (b)	(503.5)	(39.9)	—	—	—
Other operating expenses, net (c)	(12.9)	(37.7)	(2.9)	(3.1)	(2.2)

Operating Profit	29.8	421.9	448.3	176.2	160.5
Interest expense, net	(134.0)	(107.8)	(99.0)	(54.6)	(42.3)
Gain (loss) on forward sale contracts (d)	—	—	17.6	111.8	(87.7)
Gain on sale of securities (e)	—	—	70.6	7.1	—

(Loss) earnings before income taxes and equity earnings	(104.2)	314.1	437.5	240.5	30.5
Income taxes	(83.0)	(105.3)	(156.9)	(86.7)	(7.5)
Equity in earnings of Vail Resorts, Inc., net of related deferred income taxes (e)	—	—	9.8	14.0	8.9

Net (loss) earnings	$(187.2)	$208.8	$290.4	$167.8	$31.9

(Loss) earnings per share:
Basic	$(3.41)	$3.79	$5.16	$5.51	$1.20
Diluted	$(3.41)	$3.74	$5.09	$5.38	$1.17
Weighted average shares outstanding:
Basic	54.8	54.9	56.2	30.3	26.4
Diluted	54.8	55.6	57.0	31.1	27.1

Balance Sheet Data
Cash and cash equivalents	$50.0	$29.3	$282.8	$14.1	$9.9
Working capital (excl. cash and cash equivalents)	272.8	220.6	192.4	241.8	165.3
Total assets	6,333.2	6,804.9	5,452.2	5,343.9	1,853.1
Long-term debt	2,172.5	2,464.9	1,611.4	1,668.8	763.6
Other long-term liabilities	869.6	883.7	656.2	871.7	382.6
Shareholders’ equity	2,619.2	2,829.2	2,705.6	2,411.5	483.4

Other Data
Cash provided (used) by:
Operating activities	$507.3	$301.9	$326.7	$132.8	$217.6
Investing activities	(138.8)	(1,438.4)	(90.2)	(71.0)	(387.5)
Financing activities	(346.1)	881.5	29.9	(56.8)	160.0
Depreciation and amortization	226.5	166.8	144.7	99.5	82.4

(a)	In 2010, Ralcorp acquired J.T. Bakeries, North American Baking, Sepp’s Gourmet Foods, and American Italian Pasta Company. In 2009, Ralcorp acquired Harvest Manor Farms, Inc. In 2008, Ralcorp acquired Post Foods. In 2007, Ralcorp acquired Cottage Bakery Inc., Bloomfield Bakers, and Pastries Plus of Utah, Inc. For more information about the 2010 and 2009 acquisitions, see Note 3 to the financial statements in Item 8.
(b)	For information about the impairment of intangible assets see Note 1 and Note 4 to the financial statements in Item 8 and “Critical Accounting Policies and Estimates” in Item 7.
(c)	In fiscal 2011, Ralcorp incurred $4.1 of costs related to plant closures, accrued $2.5 related to the settlement of legal claims, and incurred merger and integration costs of $1.9. In fiscal 2010, Ralcorp incurred professional services fees and severace costs related to fiscal 2010 acquisitions of $21.5. In addition, Ralcorp accrued $7.5 related to the potential settlement of legal claims. For more information on acquisition-related costs and provision for legal settlement, see Note 3 and Note 16 to the financial statements in Item 8.
(d)	For information about the gain/loss on forward sale contracts, see Note 7 to the financial statements in Item 8.
(e)	During fiscal 2009, Ralcorp sold 7,085,706 of its shares of Vail Resorts for a total of $211.9. The shares had a carrying value of $141.3, resulting in a $70.6 gain. During August and September 2008, Ralcorp sold 368,700 of Vail shares for a total of $13.7. The shares had a carrying value of $6.6, resulting in a $7.1 gain.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity, and capital resources of Ralcorp Holdings, Inc. This discussion should be read in conjunction with the financial statements under Item 8, especially the segment information in Note 20, and the “Cautionary Statement on Forward-Looking Statements” on page 1. The terms “we,” “our,” “Company,” and “Ralcorp” as used herein refer to Ralcorp Holdings, Inc. and its consolidated subsidiaries. Sales information for the “base business,” as reported herein, has been adjusted to exclude estimated current year sales attributable to recently acquired businesses for the period corresponding to the pre-acquisition period of the comparative period of the prior year. For each acquired business, the excluded period starts at the beginning of the respective quarter or year-to-date period and ends one year after the acquisition date. We have included financial measures for our base businesses (such as sales growth) because they provide useful and comparable trend information regarding the results of our businesses without the effects of the timing of acquisitions.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 2 in Item 8 for a discussion regarding recently issued accounting standards.

RESULTS OF OPERATIONS

As discussed in more detail below, trends in our results for the past three years were significantly affected by acquisitions, particularly American Italian Pasta Company (AIPC) in 2010 but also other businesses in 2010 and 2009, as well as impairments (including $503.5 million of impairment charges in 2011) and items related to our former investment in Vail Resorts, Inc. (in 2009). The following table summarizes key data that we believe are important for you to consider as you read the consolidated results analysis discussions below. In addition, please refer to Note 20 in Item 8 for data regarding net sales and profit contribution by segment.

	Year Ended September 30,
	2011	% Change	2010	% Change	2009
(dollars in millions, except per share data)
Net Sales	$4,741.0	17%	$4,048.5	4%	$3,891.9
Operating Profit	29.8	-93%	421.9	-6%	448.3
Net (Loss) Earnings	(187.2)	-190%	208.8	-28%	290.4
Diluted (Loss) Earnings per Share	$(3.41)	-191%	$3.74	-27%	$5.09
Adjusted Diluted Earnings per Share (1)	$5.22	12%	$4.68	9%	$4.29

(1) Reconciliation to Diluted (Loss) Earnings per Share:
Adjusted Diluted Earnings per Share	$5.22		$4.68		$4.29
Adjustments for economic hedges	(.33)		—		—
Post separation costs	(.03)		—		—
Merger and integration costs	(.02)		(.37)		(.35)
Accelerated amortization of intangible assets	(.06)		—		—
Impairment of intangible assets	(8.05)		(.45)		—
Provision for legal settlement	(.03)		(.09)		—
Amounts related to plant closures	(.05)		(.03)		(.01)
Gain on forward sale contracts and sale of securities	—		—		.99
Equity in earnings of Vail Resorts, Inc.	—		—		.17
Effect of excluding potentially dilutive securities which were antidilutive for GAAP purposes due to net loss	(.06)		—		—

Diluted (Loss) Earnings per Share	$(3.41)		$3.74		$5.09

Summary of 2011 Compared to 2010

Financial results in fiscal 2011 benefitted from volume and sales gains when compared to fiscal 2010, fueled by acquisitions (primarily AIPC, acquired in July 2010) and base-business sales growth. Despite the top line revenue growth, the Company incurred an overall net loss of $187.2 million ($3.41 per diluted share) compared to net earnings of $208.8 million in fiscal 2010, as several items negatively impacted operating results relative to 2010.

These adjustments include the impairment of goodwill and brand trademarks ($503.5 million), adjustments for economic hedges, accelerated amortization of intangible assets, amounts related to plant closures, Post separation costs, provision for legal settlement, and merger and integration costs. Excluding these items, adjusted diluted earnings per share increased 12% to $5.22 as the Company benefited from acquisitions and higher overall base-business sales. Partially offsetting these gains were significantly higher raw material costs and higher intangible asset amortization expense associated with acquisitions.

Summary of 2010 Compared to 2009

Net earnings of $208.8 million ($3.74 per diluted share) were down $81.6 million, as several items negatively impacted operating results when compared to 2009. These items include the absence of Vail-related gains (included in fiscal 2009 results), the impairment of goodwill and brand trademarks, merger and integration costs, a provision for legal settlement and amounts related to plant closures. Excluding these items, adjusted diluted earnings per share increased 9% to $4.68 as the Company benefited from acquisitions, higher overall base-business volumes, lower raw material costs, fewer outstanding shares as a result of share repurchases, and a lower effective tax rate. Partially offsetting these gains were lower net selling prices and higher interest and intangible asset amortization expense associated with acquisitions.

Net Sales

2011 Compared to 2010

	Year Ended September 30,
	2011	2010	% Change
(dollars in millions)
Base-business Net Sales	$4,185.5	$4,048.5	3%
Net sales from recent acquisitions excluded from base-business net sales:
AIPC (July 27, 2010)	463.3	—	11%
Other fiscal 2010 acquisitions	92.2	—	2%

Net Sales	$4,741.0	$4,048.5	17%

Net sales increased $692.5 million or 17% compared to fiscal 2010 primarily as a result of recent acquisitions, which added $555.5 million of sales in fiscal 2011. Excluding acquisitions, base-business net sales increased 3% as higher net selling prices more than offset a 2% decline in overall volumes. Net pricing in many of our product categories increased as commodity costs rose significantly during the year. We further describe these and other factors affecting net sales in the segment discussions below.

2010 Compared to 2009

	Year Ended September 30,
	2010	2009	% Change
(dollars in millions)
Base-business Net Sales	$3,804.4	$3,891.9	-2%
Net sales from recent acquisitions excluded from base-business net sales:
Harvest Manor Farms (March 20, 2009)	96.1	—	2%
AIPC (July 27, 2010)	101.4	—	3%
Other fiscal 2010 acquisitions	46.6	—	1%

Net Sales	$4,048.5	$3,891.9	4%

Net sales increased $156.6 million or 4% compared to fiscal 2009 primarily as a result of recent acquisitions, which added $244.1 million of sales in fiscal 2010. Excluding acquisitions, base-business net sales declined 2% as lower net selling prices and higher trade promotion spending on our branded cereal products more than offset a 1% increase in overall volumes. Sales prices in many of our product categories declined as commodity costs fell during the first half of the fiscal year. We further describe these and other factors affecting net sales in the segment discussions below.

Margins

	Year Ended September 30,
	2011	2010	2009
(% of net sales)
Gross Profit	26.2%	26.6%	27.2%
Selling, general and administrative expenses	-13.0%	-13.1%	-14.5%
Amortization of intangible assets	-1.7%	-1.2%	-1.1%
Impairment of intangible assets	-10.6%	-1.0%	—%
Other operating expenses, net	-.3%	-.9%	-.1%

Operating Profit	.6%	10.4%	11.5%

Adjusted Gross Profit	26.8%	26.7%	27.3%
Adjustments for economic hedges	-.6%	—%	—%
Merger and integration costs	—%	-.1%	-.1%

Gross Profit	26.2%	26.6%	27.2%

Adjusted Selling, General and Administrative Expenses	-12.8%	-12.9%	-13.8%
Merger and integration costs	-.1%	-.2%	-.7%
Post separation costs	-.1%	—%	—%

Selling, General & Administrative Expenses	-13.0%	-13.1%	-14.5%

Adjusted Operating Profit	12.3%	12.5%	12.3%
Adjustments for economic hedges	-.6%	—%	—%
Post separation costs	-.1%	—%	—%
Merger and integration costs	-.1%	-.8%	-.8%
Accelerated amortization of intangible assets	-.1%	—%	—%
Impairment of intangible assets	-10.6%	-1.0%	—%
Provision for legal settlement	-.1%	-.2%	—%
Amounts related to plant closures	-.1%	-.1%	—%

Operating Profit	.6%	10.4%	11.5%

2011 Compared to 2010

Gross profit margins were 26.2% in 2011, down from 26.6% recorded in 2010. Gross profit margins were adversely impacted by $28.9 million of net adjustments for economic hedges and, in fiscal 2010, a $3.9 million purchase accounting inventory adjustment related to AIPC. Excluding the effect of these items, adjusted gross profit margin increased from 26.7% in 2010 to 26.8% in 2011. This overall increase is primarily due to higher gross profit margins for the Branded Cereal Products segment, driven by lower trade promotion spending, and the Frozen Bakery Products segment, where net selling price increases outpaced rising commodity costs in the current year in response to anticipated additional raw material cost increases in fiscal 2012. The Company also benefited from an additional ten months of results from the higher-margin pasta business. These increases were partially offset by decreased gross profit margins in the Other Cereal Products and Snacks, Sauces & Spreads segments, where the effect of higher commodity costs exceeded the benefit of higher net selling prices.

Selling, general and administrative expenses (SG&A) as a percentage of net sales declined from 13.1% in 2010 to 13.0% in 2011. The SG&A percentage was negatively impacted by merger and integration costs in both periods (especially 2010) and Post separation costs in 2011. Excluding the effects of these items, the adjusted SG&A percentage decreased from 12.9% in 2010 to 12.8% in 2011. SG&A was positively impacted by an additional ten months of AIPC results (which has a lower SG&A cost structure) and lower information systems project related costs. Partially offsetting these favorable impacts were increased advertising expense in the Branded Cereal Products segment, higher incentive compensation expense (including cash-based incentive compensation, stock-based compensation, and mark-to-market adjustments for stock-based deferred compensation), unfavorable foreign exchange rates in Canada, and increased insurance reserves at our wholly owned insurance subsidiary associated with a supplier quality issue.

Total amortization expense for the current year was $78.2 million ($.90 per adjusted diluted share) compared to $49.3 million ($.56 per share) last year. The increase is primarily due to ten additional months of amortization of AIPC intangible assets and the accelerated amortization of a customer relationship intangible asset due to a shortened estimate of the remaining life of the relationship.

Overall operating profit margins decreased from 10.4% in fiscal 2010 to .6% in fiscal 2011. The operating profit margin was affected in both years by impairments of intangible assets, merger and integration costs (particularly in the 2010), provision for legal settlement, and costs related to plant closures, and in 2011 by adjustments for economic hedges, Post separation costs, and accelerated amortization of intangible assets. See additional discussions of many of these items below. Excluding the effects of these items, adjusted operating profit margins declined from 12.5% to 12.2%.

2010 Compared to 2009

Gross profit margins were 26.6% in 2010, down from 27.2% registered in 2009. Gross profit margins were adversely impacted by a negative sales mix (lower sales of higher-margin Branded Cereal Products), higher trade promotion spending for Branded Cereal Products, lower net selling prices and a $3.9 million purchase accounting inventory adjustment related to the AIPC acquisition. Overall raw material costs were lower than fiscal 2009, as costs for key commodities including grain, oils, and peanuts declined during the first half of 2010.

SG&A as a percentage of net sales decreased from 14.5% in 2009 to 13.0% in 2010. Key drivers of the reduction include a favorable sales mix (shifting primarily from the Branded Cereals segment to Snacks, Sauces and Spreads and Pasta), lower advertising expense for our cereal businesses (down $33.3 million), significantly lower Post integration costs compared to prior year and favorable foreign exchange rates in Canada. Fiscal 2009 included $29.5 million of Post transition and integration costs compared to $6.4 million in 2010.

Despite the modest decline in gross profit margin and the improvement in the SG&A percentage, operating profit margins declined from 11.5% in fiscal 2009 to 10.4% in 2010. Fiscal 2010 operating profit was negatively impacted by the impairment of intangible assets (both brand trademarks and goodwill), merger and integration costs, a provision for legal settlement, and plant closure costs. See additional discussions of many of these items below. Excluding these items, adjusted operating profit margins improved from 12.3% to 12.5%.

Adjustments for Economic Hedges

Certain derivative contracts do not qualify for cash flow hedge accounting but are used as economic hedges of our exposure to changes in commodity costs. Realized and unrealized gains and losses on such contracts are recognized at a corporate level in earnings but not allocated to affect segment profit until the hedged exposure affects earnings. In fiscal 2011, net mark-to-market losses on such derivatives totaled $33.1 million, and $4.2 million was reclassified to segment profit, resulting in a net adjustment for economic hedges of $28.9 million. This net adjustment was recognized in cost of goods sold on the statement of earnings but excluded from segment profit and our non-GAAP measures of Adjusted EBITDA and Adjusted Diluted Earnings per Share. There were no such derivative contracts during fiscal 2010.

Post Separation Costs

In fiscal 2011, we incurred $2.8 million of costs (primarily professional service fees) related to the planned separation of the Post cereals business from the other Ralcorp businesses. Post separation costs are included in “Selling, general & administrative expenses.”

Merger and Integration Costs

During the years ended September 30, 2011 and 2010, Ralcorp recorded approximately $2.5 million and $33.1 million, respectively of expenses related to acquisition activity. During 2011, those costs relate primarily to the acquisition of Sara Lee’s North American refrigerated dough business, completed on October 3, 2011. In 2010, those expenses included professional services fees and a one-time finished goods inventory revaluation adjustment related to the AIPC transaction, as well as Post Foods transition and integration costs, and severance costs related to all four fiscal 2010 acquisitions.

We also incurred significant costs in fiscal 2009 related to the integration of Post Foods following the August 2008 acquisition. The costs included transitioning Post Foods into Ralcorp operations, including decoupling the cereal assets of Post Foods from those of other operations of Kraft Foods Inc. (the former owner), developing stand-alone Post Foods information systems, developing independent sales, logistics and purchasing functions for Post Foods, and other significant integration undertakings. While a portion of those costs were capitalized, the expense portion totaled $32.0 million in 2009.

These merger and integration costs were included in the statements of operations as follows:

	2011	2010	2009
Cost of goods sold	$—	$5.2	$2.5
Selling, general and administrative expenses	.6	6.4	29.5
Other operating expenses, net	1.9	21.5	—

	$2.5	$33.1	$32.0

Impairment of Intangible Assets

We perform an assessment of indefinite life assets (including goodwill and brand trademarks) during the fourth quarter in conjunction with the annual forecasting process. In addition, intangible assets are reassessed as needed when information becomes available that is believed to negatively impact the fair market value of an asset.

In the third quarter of 2011, a non-cash trademark impairment charge of $32.1 million was recognized in the Branded Cereal Products segment related to the Post Shredded Wheat and Grape-Nuts trademarks based on reassessments triggered by the announced separation of Post Foods from Ralcorp. The trademark impairment was due to reductions in anticipated future sales as a result of competition and a reallocation of advertising and promotion expenditures to higher-return brands.

In the fourth quarter we recorded additional non-cash impairment charges totaling $471.4 million related to intangible assets in the Branded Cereal Products segment. These charges consisted of a goodwill impairment of $364.8 million and trademark impairment charges of $106.6 million (primarily related to the Honey Bunches of Oats, Post Selects, and Post trademarks). Based upon a preliminary review of the Post cereal business conducted by the newly appointed Post management team in October 2011, sales declines in the fourth quarter and continuing into October, and weakness in the branded ready-to-eat cereal category and the broader economy, we determined that additional strategic steps were needed to stabilize the business and the competitive position of its brands. The impact of these steps is the reduction of expected net sales growth rates and profitability of certain brands in the near term, thereby resulting in the goodwill and trademark impairments.

During fiscal 2010, we recorded non-cash impairment charges totaling $39.9 million related to intangible assets. In the second quarter, a goodwill impairment charge of $20.5 million was recognized in the Snacks, Sauces & Spreads segment related to the Linette chocolate reporting unit. The impairment resulted from reduced sales to a major customer, the inability to quickly replace the lost volume (including a decision by a major retailer to delay potential new product offerings), and changes in anticipated ingredient cost trends, leading to shortfalls in earnings before interest, income taxes, depreciation and amortization relative to forecasts. In the fourth quarter, a trademark impairment loss of $19.4 million was recognized in the Branded Cereal Products segment related to the Post Shredded Wheat and Grape-Nuts trademarks. The trademark impairment was due to a reallocation of advertising and promotion expenditures to higher-return brands and reductions in anticipated sales-growth rates based on the annual forecasting process completed in the fourth quarter.

See further discussion of impairments under “Critical Accounting Policies and Estimates” below.

Provision for Legal Settlement

We recorded a charge of $2.5 million and $7.5 million during fiscal 2011 and 2010, respectively in connection with the settlement of certain contractual claims by a customer in the Other Cereal Products segment, included in “Other operating expenses, net” on the statement of operations. Those claims arose primarily as a result of the customer’s recall of certain peanut-butter-based products in January 2009 stemming from the U.S. Food and Drug Administration and other authorities’ investigation of Peanut Corporation of America, which supplied us with peanut paste and other ingredients. In January 2011, Ralcorp resolved all pending contractual and other claims, resulting in a payment by the Company of $5.0 million and an obligation to pay an additional $5.0 million, subject to the customer’s completion of certain contractual obligations through February 2013. For more information on the provision for legal settlement refer to Note 16 in Item 8.

Interest Expense, Net

Net interest expense increased $26.2 million or 24% to $134.0 million in 2011. The increase is due to a $677.2 million increase in our weighted-average outstanding borrowings compared to the year ended September 30, 2010. The weighted-average interest rate on all of the Company’s outstanding debt was 5.5% at the end of fiscal 2011.

Net interest expense increased $8.8 million or 8.9% to $107.8 million in 2010. The increase is due to a $981.1 million increase in outstanding debt since September 30, 2009. To help finance the AIPC acquisition, we incurred approximately $1.1 billion of debt in July 2010 with a weighted-average interest rate of approximately 3.8%. The weighted-average interest rate on all of the Company’s outstanding debt was 6.2% at the end of fiscal 2010.

Items Related to Former Investment in Vail Resorts, Inc.

Net earnings in fiscal 2009 were affected by non-cash gains on forward sale contracts related to some of our shares of Vail Resorts, Inc. All contracts were settled during fiscal 2009. The contracts included a collar on the Vail stock price and the prepayment of proceeds at a discount (whereby we received a total of $140.0 million). Because we accounted for our investment in Vail Resorts using the equity method, these contracts, which were intended to hedge the future sale of those shares, were not eligible for hedge accounting. Therefore, gains or losses on the contracts were immediately recognized in earnings. For more information on these contracts, see Note 7 in Item 8.

During fiscal 2009, we sold our remaining 7,085,706 shares of Vail Resorts, Inc. common stock for a total of $211.9 million. The shares had a carrying value of $141.3 million, resulting in a $70.6 million gain.

Income Taxes

Income taxes for fiscal 2011 decreased $22.3 million or 21% from 2010, driven primarily by lower earnings. Our effective tax rate for fiscal 2011 was adversely impacted by a $364.8 million goodwill impairment charge, which is not deductible for tax return purposes (i.e., a permanent difference item) that does not impact income tax expense. Excluding the impact of this item, our blended effective tax rate for fiscal 2011 was 31.8% compared to 33.5% for fiscal 2010. The rate for both years was reduced by the effects of adjustments to current and deferred income tax assets and liabilities to revise the estimates previously recorded to the actual amounts per subsequent tax return filings for the prior year, including the effects of lower than anticipated effective state rates. In addition, for fiscal 2011, the federal “Domestic Production Activities Deduction” established by the American Jobs Creation Act of 2004 increased from 6% to 9% of qualifying taxable income. The effect of that increase was a reduction in our federal effective rate of approximately 1 percentage point. We currently expect our fiscal 2012 overall effective tax rate to be approximately 35.5%.

For 2010, income taxes declined $51.6 million or 32.9% from 2009, driven primarily by the absence of Vail-related gains (as described above). Our blended effective tax rate for fiscal 2010 was 33.5% compared to 35.9% for fiscal 2009. The 2010 rate was reduced by the effects of adjustments to current and deferred income tax assets and liabilities to revise the estimates previously recorded to the actual amounts per subsequent tax return filings for fiscal 2009, including the effects of lower than anticipated effective state rates and the final tax effects of the sale of Vail shares (described in Note 6).

Non-GAAP Measures

The non-GAAP financial measures presented herein and discussed below do not comply with accounting principles generally accepted in the United States, or GAAP, because they are adjusted to exclude (include) certain cash and non-cash income and expenses that would otherwise be included in (excluded from) the most directly comparable GAAP measure in the statement of operations. These non-GAAP financial measures, which are not necessarily comparable to similarly titled captions of other companies due to potential inconsistencies in the methods of calculation, should not be considered an alternative to, or more meaningful than, related measures determined in accordance with GAAP. As further discussed below, these non-GAAP measures supplement other metrics used by management and investors to evaluate the businesses and facilitate comparison of operations over time.

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

•

Adjusted EBITDA, as presented herein (and reconciled to Net (Loss) Earnings below), is defined as earnings before interest, income taxes, depreciation, and amortization, excluding impairment of intangible assets (if any), adjustments for economic hedges, provision for legal settlement, merger and integration costs, Post separation costs, amounts related to plant closures, and other gains and losses related to the Company’s former investment in Vail Resorts, Inc. Ralcorp’s board of directors, management, and investors use Adjusted EBITDA to assess the Company’s performance because it allows them to compare operating performance on a consistent basis across periods by removing the effects of capital structure (such as varying levels of interest expense), items largely outside the control of the management team (such as income taxes), asset base (such as depreciation, amortization, and impairments), derivatives accounting that is not representative of the economic effect of hedges, amounts related to significant legal settlements, items related to the Company’s former investment in Vail Resorts, Inc., and items related to acquisition and disposal activity (such as merger and integration costs, Post separation costs, and amounts related to plant closures).

•

Adjusted diluted earnings per share is an additional measure to help investors compare the earnings generated by operations between periods, without the effects of intangible asset impairments and accelerated amortization (if any), adjustments for economic hedges, provision for legal settlement, merger and integration costs, Post separation costs, amounts related to plant closures, and items related to the Company’s former investment in Vail Resorts, Inc.

•

Adjusted gross profit (as a percentage of net sales) is an additional measure to help investors compare gross margins between periods, without the effects of adjustments for economic hedges, merger and integration costs, and acquired inventory valuation adjustments (if any).

•

Adjusted selling, general & administrative expenses (as a percentage of net sales) is an additional measure to help investors compare these expenses between periods, without the effects of merger and integration costs and Post separation costs.

•

Adjusted operating profit (as a percentage of net sales) is an additional measure to help investors compare operating margins between periods, without the effects of intangible asset impairments and accelerated amortization, adjustments for economic hedges, provision for legal settlement, merger and integration costs, Post separation costs, amounts related to plant closures, and items related to the Company’s former investment in Vail Resorts, Inc.

	Year Ended September 30,
	2011	2010	2009
(dollars in millions)
Adjusted EBITDA	$800.2	$671.7	$625.5
Interest expense, net	(134.0)	(107.8)	(99.0)
Income taxes	(83.0)	(105.3)	(156.9)
Depreciation and amortization	(226.5)	(166.8)	(144.7)
Adjustments for economic hedges	(28.9)	—	—
Post separation costs	(2.8)	—	—
Merger and integration costs	(2.5)	(33.1)	(32.0)
Impairment of intangible assets	(503.5)	(39.9)	—
Provision for legal settlement	(2.5)	(7.5)	—
Amounts related to plant closures (excluding depreciation)	(3.7)	(2.5)	(.5)
Gain on forward sale contracts and sale of securities	—	—	88.2
Equity in earnings of Vail Resorts, Inc., net of related deferred income taxes	—	—	9.8

Net (Loss) Earnings	$(187.2)	$208.8	$290.4

Segment Results

	Year Ended September 30,
	2011	% Change	2010	% Change	2009
(pounds in millions)
Sales Volume
Branded Cereal Products	441.7	-10%	492.8	-2%	503.0
Other Cereal Products	529.0	0%	527.3	-3%	544.5
Snacks, Sauces & Spreads	1,329.5	1%	1,315.2	8%	1,217.4
Frozen Bakery Products	678.2	4%	652.4	3%	636.1
Pasta	848.1	430%	160.1	n/a	—

Total Sales Volume	3,826.5	22%	3,147.8	9%	2,901.0

(dollars in millions)
Net Sales
Branded Cereal Products	$953.8	-3%	$987.5	-8%	$1,070.6
Other Cereal Products	838.5	5%	799.7	0%	803.3
Snacks, Sauces & Spreads	1,602.7	10%	1,461.6	10%	1,323.2
Frozen Bakery Products	768.6	10%	698.3	1%	694.8
Pasta	577.4	469%	101.4	n/a	—

Total Net Sales	$4,741.0	17%	$4,048.5	4%	$3,891.9

Segment Profit
Branded Cereal Products	$206.0	-7%	$220.6	-12%	$250.6
Other Cereal Products	86.3	-4%	90.3	-2%	92.0
Snacks, Sauces & Spreads	135.5	-11%	152.6	30%	117.6
Frozen Bakery Products	88.0	9%	80.8	17%	69.1
Pasta	126.1	484%	21.6	n/a	—

Total Segment Profit	$641.9	13%	$565.9	7%	$529.3

Segment Profit Margin
Branded Cereal Products	22%		22%		23%
Other Cereal Products	10%		11%		11%
Snacks, Sauces & Spreads	8%		10%		9%
Frozen Bakery Products	11%		12%		10%
Pasta	22%		21%		n/a
Total Segment Profit Margin	14%		14%		14%

Branded Cereal Products

Volume changes were as follows:

	Sales Volume Change
	from Prior Year
	2011	2010
Honey Bunches of Oats	-6%	7%
Pebbles	-2%	-6%
Other	-17%	-9%
Total	-10%	-2%

2011 Compared to 2010

Net sales in the Branded Cereals Segment decreased $33.7 million or 3% in fiscal 2011. The decline in sales was primarily due to lower volumes (down 10%) across most of the Post brand portfolio with the exception of Great Grains, which grew 14% driven by the increased advertising support. Partially offsetting these declines were improved net selling prices resulting from reduced trade spending levels compared to the aggressive levels a year ago in response to competitive promotional activity in the ready-to-eat cereal category. The reduced trade spending levels are part of a continuing focus on more efficient trade program investments.

Segment profit in fiscal 2011 declined $14.6 million to $206.0 million. The overall decline in operating profit was driven by reduced volumes, increased advertising and consumer spending, higher raw material costs (driven by nuts, sugar, wheat, corn and packaging), and unfavorable manufacturing expense (due to the negative impact of lower production volumes on plant utilization and fixed cost absorption). These unfavorable variances were partially offset by favorable net pricing.

2010 Compared to 2009

Net sales in the Branded Cereals Segment decreased $83.1 million or 8% in fiscal 2010. The decline in sales was due to lower volumes (down 2%) and lower net selling prices as a result of increased trade promotion spending when compared to fiscal 2009. Partially offsetting these declines were sales from new product extensions within the Honey Bunches of Oats and Pebbles brands as well as a 7% volume gain for Honey Bunches of Oats. The ready-to-eat cereal category, which includes Post brand cereals, declined in the low single digits during the fiscal year, as all branded competitors aggressively used trade promotions to compete on pricing and protect market share.

Segment profit in fiscal 2010 declined $30.0 million to $220.6 million. The overall decline in operating profit was driven by reduced volumes and lower net selling prices due to increased trade promotion spending. These declines were partially offset by favorable raw material costs (notably grains) and reduced operating expenses. Operating expenses declined $29.1 million from fiscal 2009 levels primarily driven by reduced advertising. Despite the difficult competitive environment within the ready-to-eat cereal category, the Branded Cereals segment profit margin decreased only slightly in fiscal 2010, as lower advertising and raw material costs mostly offset lower volumes and net selling prices.

Other Cereal Products

Volume changes were as follows:

	Sales Volume Change from Prior Year
	2011	2010
Private-brand ready-to-eat cereal	-2%	-5%
Nutritional bars	12%	21%
Hot cereal	-1%	-7%
Other minor categories	-2%	-10%
Total	0%	-3%

2011 Compared to 2010

Net sales in the Other Cereal Product segment were $838.5 million in fiscal 2011, up $38.8 million from the prior year, driven by strong volume growth in nutritional bars (up 12%) and improved selling prices across the segment portfolio in response to rising commodity costs. Overall ready-to-eat cereal volumes declined 2% compared to the prior year, as lower volumes in the first half of fiscal 2011 were partially offset by 2% volume growth in the second half of the year, driven by strong retail promotional activity and improved overall trends for private-brand products.

Segment profit for fiscal 2011 was $86.3 million, down $4.0 million or 4% from fiscal 2010 as increased sales did not completely offset higher raw material costs (driven by wheat, oats, fruit, and nuts), increased production costs (primarily nutritional bars), and a slightly unfavorable product mix resulting from a shift to lower-margin nutritional bars.

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

Snacks, Sauces & Spreads

Base-business volume changes were as follows:

	Sales Volume Change from Prior Year
	2011	2010
Nuts	2%	7%
Crackers	0%	-2%
Cookies	-6%	-6%
Peanut butter	1%	14%
Preserves & jellies	-5%	4%
Syrups	-9%	3%
Chips	3%	-1%
Dressings	9%	5%
Other minor categories	-2%	9%
Total	-2%	4%

2011 Compared to 2010

Net sales for the Snacks, Sauces and Spreads segment increased $141.1 million, or 10%, to $1,602.7 million in fiscal 2011. The overall increase when compared to fiscal 2010 is primarily due to increased selling prices resulting from higher raw material costs, a favorable sales mix, as well the acquisitions of J.T. Bakeries and North American Baking in May 2010, which accounted for $67.2 million of the year over year increase. Excluding acquisitions, net sales increased $73.9 million, as a 2% decline in volume was offset by higher net selling prices.

Segment operating profit decreased $17.1 million, or 11%, from $152.6 million in fiscal 2010 to $135.5 million in fiscal 2011. The decrease in operating profit was driven by significantly higher commodity costs (primarily cashews, peanuts, and tree nuts, but also including oils, wheat, and packaging) as well as unfavorable freight costs. These negative impacts were partially offset by improved net pricing, a favorable product mix, lower manufacturing and selling, general, and administrative costs, as well as the results from fiscal 2010 acquisitions. The favorable mix was driven by increased volumes for (higher-margin) spoonable dressings, Mexican sauces, and specialty crackers and cookies and decreased volume for (lower-margin) cashews.

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

Frozen Bakery Products

Base-business volume changes were as follows:

	Sales Volume Change from Prior Year
	2011	2010
In-store bakery (ISB)	-6%	0%
Foodservice	6%	-3%
Retail	6%	17%
Total	2%	1%

2011 Compared to 2010

Net sales of the Frozen Bakery Products segment increased $70.3 million, or 10%, when compared to fiscal 2010. The overall increase is attributable to volume gains in foodservice, retail griddle products, and in-store bakery cakes, as well as higher pricing to cover commodity cost increases and incremental sales from the June 2010 acquisition of Sepp’s Gourmet Foods Ltd., which added $25.0 million in sales. These gains were partially offset by the effects of volume declines in the in-store bakery channel, frozen dough, and bread. Strong sales growth in the retail channel was fueled by new griddle products distributed through two major retailers. Foodservice sales benefited from a new product for a major restaurant chain and volume growth at food distributers.

Segment operating profit increased $7.2 million, or 9%, to $88.0 million in fiscal 2011 as a result of new business volume, increased net selling prices, incremental results from the 2010 acquisition of Sepp’s Gourmet Foods Ltd. (which accounted for $2.3 million of the increase), and lower supply chain and general and administrative costs. These favorable impacts were offset by higher raw material (primarily flour, oil, dairy and sweeteners), freight, and warehousing costs as well as an $8.1 million unfavorable effect of foreign exchange rate changes.

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

Pasta

The Pasta segment consists of American Italian Pasta Company (AIPC), which Ralcorp acquired on July 27, 2010. Net sales in fiscal 2011 were up $476.0 million from last year primarily as a result of ten additional months of results in the current year. Comparing only the corresponding two-month periods of each year, base-business net sales increased 13% due to higher net selling prices (in response to rising raw material costs) which more than offset a 4% base-business volume decline. Retail sales volume was down 3% due to declines in domestic and international private-brand products as well as branded products. Last year, AIPC exited certain geographic markets where the brands were underperforming the market and shifted focus to private-brand products. Institutional volumes declined 8%, primarily as a result of lower ingredient sales (which have a significantly lower margin than other sales categories). For the full year ended September 30, 2011 compared to the full year ended September 30, 2010 (including the pre-acquisition period), net sales were up 2% despite 3% lower volumes due to improved net selling prices.

Segment profit was up $104.5 million, primarily due to the additional ten months of results in the current year compared to the prior year. For the comparable two-month periods of each year, base-business segment profit increased 20% driven by improved net selling prices (compensating for increased raw material costs), lower freight costs, and lower manufacturing costs, partially offset by significantly higher raw material costs (primarily durum and semolina wheat).

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

	Year Ended September 30,
	2011	2010	2009
(dollars in millions)
Cash provided by operating activities	$505.7	$301.9	$326.7
Cash used by investing activities	(138.8)	(1,438.4)	(90.2)
Cash (used) provided by financing activities	(344.5)	881.5	29.9
Effect of exchange rate changes on cash	(1.7)	1.5	2.3

Net increase (decrease) in cash and cash equivalents	$20.7	$(253.5)	$268.7

	September 30,
	2011	2010	2009
(dollars in millions)
Cash and cash equivalents	$50.0	$29.3	$282.8
Current portion of long-term debt	30.7	173.2	45.6
Working capital excluding cash and current debt	303.5	393.8	238.0
Long-term debt excluding current portion	2,172.5	2,464.9	1,611.4
Total shareholders’ equity	2,619.2	2,829.2	2,705.6

Capital resources remained strong at September 30, 2011, with a long-term debt to total capital (which is the total of long-term debt and total shareholders’ equity) ratio of 45%, compared to 47% for September 30, 2010. Cash on hand increased from the end of fiscal 2010, while the current portion of long-term debt decreased significantly as we repaid the majority of short-term borrowings made during the fourth quarter of 2010. Working capital excluding cash and cash equivalents and the current portion of long-term debt decreased from September 30, 2010 to September 30, 2011, primarily as a result of a $105.0 million increase in notes payable under our accounts receivable securitization program (see Note 11 in Item 8), a $50.5 million increase in hedging-related liabilities, and an $7.4 million decrease in our income taxes receivable, partially offset by an increase in inventories ($65.6 million) and the effects of the timing of payments and sales.

Operating Activities

2011 Compared to 2010

The increase in net cash provided by operating activities for the year ended September 30, 2011 is primarily attributable to higher segment operating profit before depreciation and amortization expense. Operating cash flows were also positively impacted by a reduction in merger and integration costs (approximately $30 million), an $18.6 million deferred gain on an interest rate swap settlement, a $29.1 million reduction in interest payments, $13.6 million payment in 2010 to Kraft, a $10 million decrease in pension contributions, and a favorable $38.6 million change in cash flows related to income taxes, partially offset by higher inventory levels (net of accounts payable). We made a $20.0 million contribution to our qualified pension plan in 2011 compared to $30.0 million in 2010. As a result of a $677.2 million increase in our weighted average outstanding borrowings, we paid $136.3 million of interest in 2011 compared to $107.2 million in 2010.

2010 Compared to 2009

The decrease in net cash provided by operating activities for the year ended September 30, 2010 is primarily attributable to the increases in working capital excluding cash and current debt (excluding the effects of business acquisitions), the amount of pension contributions, and incremental interest payments, partially offset by an increase in total segment profit before depreciation and amortization expense. We made a $30.0 million contribution to our qualified pension plan in 2010 compared to $5.0 million in 2009. As a result of increased debt (discussed below), we paid $107.2 million of interest in 2010 compared to $98.7 million in 2009. The factors contributing to our improved total segment profit are discussed in “Segment Results” above.

Investing Activities

Net cash paid for business acquisitions totaled zero in fiscal 2011, $1.3 billion in fiscal 2010 (J.T. Bakeries, North American Baking, Sepp’s Gourmet Foods, and AIPC), and $55 million in fiscal 2009 (Harvest Manor). While the fiscal 2010 transactions were largely financed with debt (see “Financing Activities” below), more than $100 million was funded with cash on hand. See Note 3 in Item 8 for more information about these acquisitions.

Capital expenditures were $141.1 million, $128.9 million, and $115.0 million in fiscal years 2011, 2010, and 2009, respectively. Expenditures in these three years included information systems projects and special projects at the recently acquired businesses, as well as systems conversion costs for some of our other businesses. Capital expenditures for fiscal 2012 are expected to be $265-$275 million (including maintenance expenditures of approximately $45 million). As discussed below, we have adequate capacity under current borrowing arrangements, in addition to cash on hand, to meet these cash needs.

During 2009, we sold 2,692,443 shares of Vail common stock and received proceeds of $82.4 million. As of September 30, 2009, we no longer owned any shares of Vail common stock.

Financing Activities

On May 28, 2009, we issued Fixed Rate Senior Notes, Series 2009A and Series 2009B, totaling $100 million, with $50 million due in 2019 and $50 million due in 2021. On August 14, 2009, we issued Fixed Rate Senior Notes totaling $300 million due in 2039. On July 26, 2010, we issued Fixed Rate Senior Notes totaling $300 million due in 2020 and Fixed Rate Senior Notes totaling $150 million due in 2039. On July 27, 2010, we entered into a $500 million credit facility maturing in 2015 and drew the full amount. In December 2010, we entered into uncommitted credit arrangements with banks totaling $150 million and expiring in December 2011. Total remaining availability under our $300 million revolving credit agreement and our $150 million uncommitted credit arrangements was $430.1 million at September 30, 2011.

In December 2009, $29.0 million of Series B and $10.7 million of Series D were repaid as scheduled. In fiscal 2010, $29 million of Series B, $10.7 million of Series D, and the entire $5.6 million IRB were repaid as scheduled, and the remaining $50 million of Series G was repaid prior to its maturity date of February 2011. In fiscal 2011, we repaid the final $29 million of Series B, $10.7 million of Series D, and $10 million of the term loan component of the new $500 million credit facility. In fiscal 2012, we must repay another $10.7 million of Series D, and $20 million of the term loan component of the new $500 million credit facility.

The $450 million of Senior Notes maturing in 2039 and the $300 million of Senior Notes maturing in 2020 do not contain financial covenants. All of our other notes provide that, if we elect to pay additional interest, our ratio of total debt to pro forma adjusted EBITDA (as defined in the debt agreements) may exceed the 3.5 to 1 limit, but be no greater than 4 to 1, for a period not to exceed 12 consecutive months. Covenants in our 2010 revolving credit agreement require that this ratio not exceed 3.75 to 1. As of September 30, 2011, this leverage ratio was approximately 3.0 to 1, and we were also in compliance with all other covenants for all of our debt. Our long-term goal is a leverage ratio of between 2.5 and 3 times.

Supplementing our available borrowing capacity, under the agreement described under “Off-Balance Sheet Financing” below, we could choose to sell up to $135 million of ownership interests in accounts receivable, but we had sold only $105.0 million of such interests as of September 30, 2011. To date, we have not experienced a disruption in the market for our secured receivables-based financing. In the event of such disruption, we presently have sufficient borrowing capacity under our committed revolving credit agreement.

In fiscal 2010, we repurchased two million shares of Ralcorp stock for $115.5 million, and the Board of Directors has authorized us to repurchase up to five million additional shares. In fiscal 2011, 12,248 shares were forfeited back to the Company in satisfaction of required taxes to be withheld by federal, state, and local governments in connection with the vesting of employee restricted stock awards.

In July 2011, the Company announced that its board of directors has agreed in principle to separate Post Holdings, Inc., an entity that will own Post branded ready-to-eat cereal products business, from other businesses in a tax-free spin-off to shareholders. The separation plan is subject to final approval by the board of directors, other customary approvals, and the receipt of an IRS tax ruling. At or prior to this spin-off in fiscal 2012, we expect Post to issue debt of approximately $950 million, with cash proceeds of approximately $900 million going to Ralcorp. We expect to use that cash for debt repayment and other general corporate purposes. Following the separation, the Company will own no more than 20% of Post’s common stock for a limited period of time and also provide administrative support to Post through a transition services agreement.

Off-Balance Sheet Financing

As an additional source of liquidity, on September 24, 2001, Ralcorp entered into an agreement to sell, on an ongoing basis, all of its trade accounts receivable to a wholly owned, bankruptcy-remote subsidiary called Ralcorp Receivables Corporation (RRC). RRC entered into a related arrangement giving it the ability to sell undivided percentage ownership interests in qualifying receivables to a bank commercial paper conduit (the Conduit). As of September 30, 2011, the accounts receivable of Medallion, Western Waffles, Bloomfield Bakers, Post Foods Canada, J.T. Bakeries, North American Baking, Sepp’s Gourmet Foods, and AIPC businesses had not been incorporated into the sale agreement and were not being sold to RRC. In November 2010, Post Foods (U.S.), Cottage Bakery, and Harvest Manor were added to the agreement and the maximum amount that RRC can sell to the Conduit was increased from $75 million to $135 million. Covenants in the agreement include requirements that “EBIT” be at least three times “Consolidated Interest Expense”, and that “Total Debt” not exceed 3.75 times “Adjusted EBITDA” (each term as defined in the agreement). RRC’s only business activities relate to acquiring and selling interests in Ralcorp’s receivables. Upon the agreement’s termination, the Conduit would be entitled to all cash collections on RRC’s accounts receivable until its purchased interest has been repaid. The agreement is renegotiated and extended periodically (generally on an annual basis) and will terminate in May 2012, unless again extended.

Through September 30, 2010, the trade receivables sale arrangement with RRC represented “off-balance sheet financing” since the sale resulted in assets being removed from our balance sheet rather than resulting in a liability to the Conduit. The organizational documents of RRC and the terms of the agreements governing the receivables sale transactions made RRC a “qualifying special purpose entity.” As such, it was not to be consolidated in Ralcorp’s financial statements under generally accepted accounting principles. Furthermore, the “true sale” nature of the arrangement required Ralcorp to account for RRC’s transactions with the Conduit as a sale of accounts receivable instead of reflecting the Conduit’s net investment as debt with a pledge of accounts receivable as collateral. As a result of ASUs 2009-16 and 2009-17, which were effective for Ralcorp as of October 1, 2010, the financial statement presentation of the receivables sale arrangement has changed such that it no longer represents “off-balance sheet financing.” Beginning in fiscal 2011, the outstanding balance of receivables remained on Ralcorp’s balance sheet, proceeds received from the Conduit ($105 million and zero as of September 30, 2011 and 2010, respectively) were shown as short-term debt, and there was no investment in RRC. See further discussion in Note 2 and Note 11 in Item 8.

Contractual Obligations

In the normal course of business, we enter into contracts and commitments which obligate us to make payments in the future. The table below sets forth our significant future obligations by time period as of September 30, 2011.

	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
(dollars in million)
Long-term debt obligations (a)	$3,699.5	$159.7	$441.8	$496.3	$2,601.7
Operating lease obligations (b)	86.7	15.9	22.9	18.7	29.2
Purchase obligations (c)	781.2	696.9	81.6	1.6	1.1
Deferred compensation obligations (d)	40.4	13.5	12.4	4.8	9.7
Benefit obligations (e)	404.1	13.7	29.5	34.9	326.0
Unrecognized tax benefits (f)	5.6	.9	4.7	—	—

Total	$5,017.5	$900.6	$592.9	$556.3	$2,967.7

(a)	Long-term debt obligations include principal payments and interest payments based on interest rates at September 30, 2011. See Note 15 in Item 8 for details.
(b)	Operating lease obligations consist of minimum rental payments under noncancelable operating leases, as shown in Note 16 in Item 8.
(c)	Purchase obligations are legally binding agreements to purchase goods or services that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.
(d)	Deferred compensation obligations have been allocated to time periods based on existing payment plans for terminated employees and the estimated timing of distributions to current employees based on age.
(e)	Benefit obligations consist of future payments related to pension and other postretirement benefits as estimated by an actuarial valuation.
(f)	Unrecognized tax benefits for uncertain tax positions and related accrued interest have been allocated to time periods based on the estimated timing of resolution with the taxing authority.

INFLATION

While we recognize that inflationary pressures have had an adverse effect on the Company through higher raw material and fuel costs, as discussed above, it is our view that inflation has not had a material adverse impact on operations in the three years ended September 30, 2011, but could have a material impact in the future if inflation rates were to significantly exceed our ability to achieve price increases.

CURRENCY

Certain sales and costs of our Canadian and Italian operations are denominated in Canadian dollars and Euros, respectively. Consequently, profits from these businesses have been, and can continue to be, impacted by fluctuations in the value of these currencies relative to U.S. dollars. When practical, we use various types of currency hedges to reduce the economic impact of currency fluctuations.

OUTLOOK

Our strategy is to continue to grow by capitalizing on opportunities in the food business including private-brand food products and other regional and value-brand food products in the grocery, mass merchandise, drugstore and foodservice channels. In the past few years, we have taken substantial steps to reshape our business and achieve sufficient scale in the categories in which we operate. We expect to continue to improve through volume and profit growth of existing businesses, as well as through acquisitions or strategic alliances. We will continue to explore those acquisition opportunities that strategically fit with our intention to be a leading provider of high value private brand foods, such as the October 3, 2011 acquisition of the North American private brand refrigerated dough business of Sara Lee Corp. The following paragraphs discuss significant trends that we believe will impact future results.

On July 14, 2011, we announced that our Board of Directors agreed in principle to separate Ralcorp and Post Foods (the Branded Cereal Products segment) in a tax-free spin-off to Ralcorp shareholders. We expect to complete the separation in the first half of fiscal 2012, pending the receipt of an Internal Revenue Service tax ruling and opinion of legal counsel and satisfaction of other customary conditions. Though we will receive cash in the transaction, the Company will no longer benefit from the cash flows of Post’s operations thereafter.

As previously mentioned, in October 2011, we completed the acquisition of the North American private brand refrigerated dough business from Sara Lee Corp. Results for this business will be included within our Frozen Bakery Products segment from the date of acquisition. We currently expect that the refrigerated dough business will add approximately $340 in net sales to our consolidated fiscal 2012 results and will increase diluted earnings per share for fiscal 2012 by approximately $.30, including synergies but before one-time transition costs.

We purchase significant quantities of certain ingredients (e.g., wheat flour, durum wheat for pasta, soybean oil, corn syrup and sweeteners, peanuts and various tree nuts, other grain products, cocoa, fruits), packaging materials (e.g., resin, glass, paper products), energy (e.g., natural gas), and transportation services (which include surcharges based on the price of diesel fuel). The costs of some of these items, notably wheat, durum wheat, corn products, cashews, peanuts, sugar, and packaging materials have increased significantly compared to values realized in fiscal 2010. For fiscal 2012, we currently expect the net year-over-year increase in unit costs for ingredients and packaging will result in a 10-12% increase in cost of goods sold. Excluding durum wheat and snack nuts, we expect this increase will be 5-6% after the effects of hedging and forward purchase contracts. To offset the impact of these significant cost increases, we expect to take additional actions, including aggressively reducing costs through ongoing continuous improvement and other initiatives and increasing prices when justified. The timing of these pricing actions and acceptance by our customers is expected to lag our cost increases, particularly in the first quarter of fiscal 2012.

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

Revenue is recognized when title of goods is transferred to the customer, as specified by the shipping terms. Net sales reflect gross sales, including amounts billed to customers for shipping and handling, less sales discounts and allowances (including promotional price buy downs and new item promotional funding). Products are generally sold with no right of return except in the case of goods which do not meet product specifications or are damaged. If additional rights of return are granted, revenue recognition is deferred. We record estimated reductions to revenue for customer incentive offerings based upon specific program offerings and each customer’s redemption history. If specific program volumes exceed planned amounts or a greater proportion of customers redeem incentives than estimated, additional reductions to revenue may be required.

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

Trademarks with indefinite lives are reviewed for impairment during the fourth quarter of each fiscal year following the annual forecasting process, or more frequently if facts and circumstances indicate the trademark may be impaired. The trademark impairment tests require us to estimate the fair value of the trademark and compare it to its carrying value. The estimated fair value is determined using an income-based approach (the relief-from-royalty method), which requires significant assumptions for each brand, including estimates regarding future revenue growth, discount rates, and appropriate royalty rates. In our recent tests, we assumed discount rates ranging from 9% to 10% and royalty rates ranging from 0% to 8% based on consideration of several factors for each brand, including profit levels, research of external royalty rates by third party experts, and the relative importance of each brand to the Company. Revenue growth assumptions are based on historical trends and management’s expectations for future growth by brand. The discount rate is based on industry market data of similar companies, and includes factors such as the weighted average cost of capital, internal rate of return, and weighted average return on assets. The failure in the future to achieve revenue growth rates, an increase in the discount rate, or a significant change in the trademark profitability and corresponding royalty rate assumed would likely result in the recognition of a trademark impairment loss.

In June 2011, a trademark impairment loss of $32.1 million was recognized related to the Post Shredded Wheat and Grape-Nuts trademarks based on reassessments triggered by the announced separation of Post from Ralcorp. The trademark impairment was due to reductions in anticipated future sales as a result of competition, lack of consumer response to advertising and promotions for these brands, and further reallocations of advertising and promotion expenditures to higher-return brands. These factors, particularly the lower than expected revenues during 2011 and further declines in market share, led us to lower royalty rates for both the Shredded Wheat and Grape-Nuts brands as well as further reduce future sales growth rates, resulting in a partial impairment of both brands.

Based upon a preliminary review of the Post business conducted by the newly appointed Post management team in October, sales declines in the fourth quarter and continuing into October, and weakness in the branded ready-to-eat cereal category and the broader economy, management determined that additional strategic steps were needed to stabilize the business and the competitive position of its brands. The impact of these steps was a reduction of expected net sales growth rates and profitability of certain brands in the near term. Consequently, an additional trademark impairment loss of $106.6 million was recognized in the quarter ended September 30, 2011, primarily related to the Honey Bunches of Oats, Post Selects, and Post trademarks. Holding all other assumptions constant, if the discount rate had been one-quarter percentage point higher, if the sales growth rates for each period had been one-quarter percentage point lower, or if the royalty rates had been one-quarter percentage point lower, the impairment of all indefinite-lived trademarks at September 30, 2011 would have been $22 million to $53 million higher. Excluding the five brands with related impairment charges in September 2011, each of our other material indefinite-lived trademarks had estimated fair values which exceeded their carrying values by at least 10% with the exception of the Grape-Nuts trademark which had an estimated fair value approximately equal to its carrying value.

As noted above, assessing the fair value of indefinite lived trademarks for our Branded Cereal Products segment includes, among other things, making key assumptions for estimating revenue growth rates and profitability (and corresponding royalty rates) by brand. These assumptions are subject to a high degree of judgment and complexity. We make every effort to estimate revenue growth rates and profitability by brand as accurately as possible with the information available at the time the forecast is developed. However, changes in the assumptions and estimates may affect the estimated fair value of the individual trademark, and could result in additional impairment charges in future periods. Factors that have the potential to create variances in the estimated fair value of each trademark include but are not limited to (i) fluctuations in forecasted sales volumes, which can be driven by multiple external factors affecting demand, including macroeconomic factors, competitive dynamics in the ready-to-eat cereal category, changes in consumer preferences, and consumer responsiveness to our promotional and advertising activities; (ii) product costs, particularly commodities such as wheat, corn, rice, sugar, nuts, oats, corrugated packaging and diesel, and other production costs which could negatively impact profitability and corresponding royalty rate; and (iii) interest rate fluctuations and the overall impact of these changes on the appropriate discount rate.

Goodwill represents the excess of the cost of acquired businesses over the fair market value of their identifiable net assets. In the fourth quarter of fiscal 2011, we early adopted ASU No. 2011-8 “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” We conduct a goodwill impairment qualitative assessment during the fourth quarter of each fiscal year following the annual forecasting process, or more frequently if facts and circumstances indicate that goodwill may be impaired. The goodwill impairment qualitative assessment requires us to perform an assessment for each reporting unit to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The qualitative assessment considers various factors for each reporting unit, including the macroeconomic environment, industry and market specific conditions, financial performance, cost impacts, and issues or events specific to the reporting unit. If adverse qualitative trends are identified that could negatively impact the fair value of the business, we perform a “step one” goodwill impairment test. The “step one” goodwill impairment test requires us to estimate the fair value of our businesses and certain assets and liabilities. The estimated fair value was determined using a combined income and market approach with a greater weighting on the income approach (75% of the calculation). The income approach is based on discounted future cash flows and requires significant assumptions, including estimates regarding future revenue, profitability, and capital requirements. The market approach (25% of the calculation) is based on a market multiple (EBITDA and revenue or just EBITDA, which stands for earnings before interest, income taxes, depreciation, and amortization) and requires an estimate of appropriate multiples for each reporting unit based on market data.

As a result of the announcement on July 14, 2011 that the board of directors had approved an agreement in principal to separate Post Foods and Ralcorp in a tax-free spin-off to Ralcorp shareholders, we initiated and completed impairment tests on Post intangible assets earlier than our normal (fourth quarter) annual testing process would require and prior to filing our third quarter Form 10-Q. While two Post trademarks were impaired as a result of a reduction in revenue growth rates for those brands as described above, goodwill of our Post Foods reporting unit was not impaired because its estimated fair value exceeded its carrying value by approximately 5%.

In late September and October 2011, a new management team was named at Post (including William Stiritz as Chief Executive Officer, Robert Vitale as Chief Financial Officer, and James Holbrook as Executive Vice President of Marketing) in advance of the anticipated spin-off of the business from Ralcorp. The new management team conducted an extensive business review of Post during this time.

The revised business outlook of the new Post management team (as described in the discussion of the trademark impairment loss for the quarter ended September 30, 2011, above) triggered an additional “step one” goodwill impairment analysis. Because Post’s carrying value was determined to be in excess of its fair value in our step one analysis, we were required to perform “step two” of the impairment analysis to determine the amount of goodwill impairment to be recorded. The amount of the impairment is calculated by comparing the implied fair value of the goodwill to its carrying amount, which requires us to allocate the fair value determined in the step one analysis to the individual assets and liabilities of the reporting unit. Any remaining fair value would represent the implied fair value of goodwill on the testing date. Based on the step two analysis, we recorded a pre-tax, non-cash impairment charge of $364.8 million to reduce the carrying value of goodwill.

As of September 30, 2011, the fair value of all reporting units except Post Foods (the Branded Cereal Products segment) exceeded their carrying value by a significant amount based on the most recent step one impairment analysis completed. The Branded Cereal Products segment had a revised goodwill balance of $1,429.2 million. For the calculation of fair value of the Post Foods reporting unit, we assumed future revenue growth rates ranging from 0.6% to 3.3% with a long-term (terminal) growth rate of 3% and applied a discount rate of 8.5% to cash flows. Revenue growth assumptions (along with profitability and cash flow assumptions) were based on historical trends for the reporting unit and management’s expectations for future growth. The discount rate was based on industry market data of similar companies, and included factors such as the weighted average cost of capital, internal rate of return, and weighted average return on assets. For the market approach, we used a weighted average multiple of 10.0 and 8.5 times projected fiscal 2012 and 2013 EBITDA, respectively, and a multiple of 2.4 and 2.0 times projected fiscal 2012 and 2013 revenue, respectively, based on industry market data. An unfavorable change in forecasted operating results and cash flows, an increase in discount rates based on changes in cost of capital (interest rates, etc.), or a decline in industry market EBITDA and revenue multiples may reduce the estimated fair value below the new carrying value and would likely result in the recognition of an additional goodwill impairment loss. Holding all other assumptions constant, if the net sales growth rate for all future years had been one-quarter percentage point lower or the discount rate had been one-quarter percentage point higher, the goodwill impairment charge at September 30, 2011 would have been $76 million to $122 million higher, or if the EBITDA multiple for 2012 and 2013 had been 0.5 times lower or if the revenue multiple for 2012 and 2013 had been 0.2 times lower, the impairment would have been $15 million to $24 million higher.

As noted above, assessing the fair value of goodwill for our Post Foods reporting unit includes, among other things, making key assumptions for estimating future cash flows and appropriate industry market multiples (both EBITDA and revenue). These assumptions are subject to a high degree of judgment and complexity. We make every effort to estimate future cash flows as accurately as possible with the information available at the time the forecast is developed. However, changes in the assumptions and estimates may affect the estimated fair value of goodwill, and could result in additional impairment charges in future periods. Factors that have the potential to create variances in the estimated fair value of goodwill include but are not limited to (i) fluctuations in forecasted sales volumes, which can be driven by multiple external factors affecting demand, including macroeconomic factors, competitive dynamics in the ready-to-eat cereal category, and changes in consumer preferences, (ii) consumer responsiveness to our promotional and advertising activities; (iii) product costs, particularly commodities such as wheat, corn, rice, sugar, nuts, oats, corrugated packaging and diesel, and other production costs which could negatively impact profitability; (iv) interest rate fluctuations and the overall impact of these changes on the appropriate discount rate; and (v) changes in industry and market multiples of EBITDA and revenue.

Pension assets and liabilities are determined on an actuarial basis and are affected by the estimated market-related value of plan assets; estimates of the expected return on plan assets, discount rates, and future salary increases; and other assumptions inherent in these valuations. We annually review the assumptions underlying the actuarial calculations and make changes to these assumptions, based on current market conditions and historical trends, as necessary. Actual changes in the fair market value of plan assets and differences between the actual return on plan assets and the expected return on plan assets will affect the amount of pension expense or income ultimately recognized. The other postretirement benefits liability is also determined on an actuarial basis and is affected by assumptions including the discount rate and expected trends in healthcare costs. Changes in the discount rate and differences between actual and expected healthcare costs will affect the recorded amount of other postretirement benefits expense. For both pensions and postretirement benefit calculations, the assumed discount rate is determined by projecting the plans’ expected future benefit payments as defined for the projected benefit obligation or accumulated postretirement benefit obligation, discounting those expected payments using a theoretical zero-coupon spot yield curve derived from a universe of high-quality (rated Aa or better by Moody’s Investor Service) corporate bonds as of the measurement date, and solving for the single equivalent discount rate that results in the same present value. A 1% decrease in the assumed discount rate (from 5.4% to 4.4%) would have increased the recorded benefit obligations at September 30, 2011 by approximately $41 million for pensions and approximately $24 million for other postretirement benefits. The expected return on plan assets was determined based on historical and expected future returns of the various asset classes, using the target allocations of the plans. A 1% decrease in the assumed return on plan assets (from 8.75% to 7.75%) would have increased the net periodic benefit cost for the pension plans by approximately $4 million. See Note 17 in Item 8 for more information about pension and other postretirement benefit assumptions.

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

We estimate income tax expense based on taxes in each jurisdiction. We estimate current tax exposures together with temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These temporary differences result in deferred tax assets and liabilities. We believe that sufficient income will be generated in the future to realize the benefit of most of our deferred tax assets. Where there is not sufficient evidence that such income is likely to be generated, we establish a valuation allowance against the related deferred tax assets. We are subject to periodic audits by governmental tax authorities of our income tax returns. These audits generally include questions regarding our tax filing positions, including the amount and timing of deductions and the allocation of income among various tax jurisdictions. We evaluate our exposures associated with our tax filing positions, including state and local taxes, and record reserves for estimated exposures. As of the end of fiscal 2011, four years (2008, 2009, 2010, and 2011, which is not yet filed) were subject to audit by the Internal Revenue Service, two to six years were subject to audit by various state and local taxing authorities, and six years (2006, 2007, 2008, 2009, 2010, and 2011, which is not yet filed) were subject to audit by the Canadian Revenue Agency and certain other foreign taxing authorities. See Note 5 for more information about estimates affecting income taxes.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

In the ordinary course of business, the Company is exposed to commodity price risks relating to the acquisition of raw materials and fuels. Ralcorp utilizes derivative financial instruments, including futures contracts, options and swaps, to manage certain of these exposures when it is practical to do so. As of September 30, 2011, a hypothetical 10% adverse change in the market price of the Company’s principal hedged commodities, including natural gas, linerboard, heating oil, soybean oil, corn and wheat, would have decreased the fair value of the Company’s commodity-related derivatives portfolio by approximately $14.0 million. As of September 30, 2010, a hypothetical 10% adverse change in the market price of the Company’s principal hedged commodities, including natural gas, linerboard, heating oil, soybean oil, corn and wheat, would have decreased the fair value of the Company’s commodity-related derivatives portfolio by approximately $5.5 million. This volatility analysis ignores changes in the exposures inherent in the underlying hedged transactions. Because the Company does not hold or trade derivatives for speculation or profit, all changes in derivative values are effectively offset by corresponding changes in the underlying exposures. For more information, see Note 1 and Note 13 to the financial statements included in Item 8.

Interest Rate Risk

The Company has interest rate risk related to its debt. Changes in interest rates impact fixed and variable rate debt differently. For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas a change in the interest rates on variable rate debt will impact interest expense and cash flows. At September 30, 2011, Ralcorp’s financing arrangements included $1,970.2 million of fixed rate debt and $229.9 million of variable rate debt.

As of September 30, 2011 and 2010, the fair value of the Company’s fixed rate debt was approximately $2070.1 million and $2,399.5 million, respectively, based on the discounted amount of future cash flows using Ralcorp’s incremental rate of borrowing for similar debt. A hypothetical 10% decrease in interest rates would have increased the fair value of the fixed rate debt by approximately $92.2 million and $89.3 million at September 30, 2011 and 2010, respectively. With respect to variable rate debt, a hypothetical 10% change in interest rates would not have had a material impact on the Company’s reported net earnings or cash flows in fiscal 2011 or 2010.

For more information, see Note 1, Note 13, and Note 15 to the financial statements included in Item 8.

Foreign Currency Risk

The Company has foreign currency exchange rate risk related to its foreign subsidiaries, whose functional currencies are the Canadian dollar or the Euro. The Company uses foreign exchange forward contracts to hedge the risk of fluctuations in future cash flows and earnings related to fluctuations in the exchange rate between the Canadian dollar and U.S. dollar. A hedging offset is accomplished because the gain or loss on the forward contracts occurs on or near the date of the anticipated hedged transactions. As of September 30, 2011, the Company held foreign exchange forward contracts with a total notional amount of $83.3 million and a fair value of negative $4.2 million. A hypothetical 10% increase in the expected CAD-USD exchange rates would have reduced that fair value by $7.1 million. As of September 30, 2010, the Company held foreign exchange forward contracts with a total notional amount of $69.5 million and a fair value of $1.4 million. A hypothetical 10% increase in the expected CAD-USD exchange rates would have reduced that fair value by $6.6 million. For more information, see Note 1 and Note 13 to the financial statements included in Item 8.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Ralcorp Holdings, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934. Under the supervision and with the participation of management, including the Co-Chief Executive Officers and Chief Accounting Officer, we conducted an evaluation of the effectiveness of our internal controls over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the evaluation under this framework, management concluded that our internal control over financial reporting was effective as of September 30, 2011 at the reasonable assurance level. The effectiveness of our internal control over financial reporting as of September 30, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report (on the following page).

/s/ KEVIN J. HUNT	/s/ DAVID P. SKARIE	/s/ THOMAS G. GRANNEMAN

Kevin J. Hunt	David P. Skarie	Thomas G. Granneman
Co-Chief Executive Officer	Co-Chief Executive Officer	Chief Accounting Officer

December 14, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Ralcorp Holdings, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows, and of shareholders’ equity present fairly, in all material respects, the financial position of Ralcorp Holdings, Inc. and its subsidiaries at September 30, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for the sale of its accounts receivable in 2011.

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

/s/ PRICEWATERHOUSECOOPERS LLP

St. Louis, MO

December 14, 2011

RALCORP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in millions except per share data, shares in thousands)

	Year Ended September 30,
	2011	2010	2009

Net Sales	$4,741.0	$4,048.5	$3,891.9
Cost of goods sold	(3,498.2)	(2,971.6)	(2,834.1)

Gross Profit	1,242.8	1,076.9	1,057.8
Selling, general and administrative expenses	(618.4)	(528.1)	(564.3)
Amortization of intangible assets	(78.2)	(49.3)	(42.3)
Impairment of intangible assets	(503.5)	(39.9)	—
Other operating expenses, net	(12.9)	(37.7)	(2.9)

Operating Profit	29.8	421.9	448.3
Interest expense, net	(134.0)	(107.8)	(99.0)
Gain on forward sale contracts	—	—	17.6
Gain on sale of securities	—	—	70.6

(Loss) Earnings before Income Taxes and Equity Earnings	(104.2)	314.1	437.5
Income taxes	(83.0)	(105.3)	(156.9)

(Loss) Earnings before Equity Earnings	(187.2)	208.8	280.6
Equity in earnings of Vail Resorts, Inc., net of related income taxes	—	—	9.8

Net (Loss) Earnings	$(187.2)	$208.8	$290.4

Basic (Loss) Earnings per Share	$(3.41)	$3.79	$5.16

Diluted (Loss) Earnings per Share	$(3.41)	$3.74	$5.09

Weighted Average Shares for Basic Earnings per Share	54,812	54,933	56,166
Dilutive effect of:
Stock options	—	308	437
Restricted stock awards	—	192	207
Stock appreciation rights	—	189	151

Weighted Average Shares for Diluted Earnings per Share	54,812	55,622	56,961

See accompanying Notes to Consolidated Financial Statements.

RALCORP HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In millions except share and per share data)

	September 30,
	2011	2010

Assets
Current Assets
Cash and cash equivalents	$50.0	$29.3
Marketable securities	8.2	10.0
Investment in Ralcorp Receivables Corporation	—	137.8
Receivables, net	410.4	233.4
Inventories	490.7	425.1
Deferred income taxes	19.6	10.6
Prepaid expenses and other current assets	15.8	30.8

Total Current Assets	994.7	877.0
Property, Net	1,195.3	1,219.0
Goodwill	2,590.1	2,945.7
Other Intangible Assets, Net	1,516.5	1,727.0
Other Assets	36.6	36.2

Total Assets	$6,333.2	$6,804.9

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts and notes payable	$418.2	$279.5
Other current liabilities	253.7	347.6

Total Current Liabilities	671.9	627.1
Long-term Debt	2,172.5	2,464.9
Deferred Income Taxes	635.6	685.1
Other Liabilities	234.0	198.6

Total Liabilities	3,714.0	3,975.7

Commitments and Contingencies
Shareholders’ Equity
Common stock, par value $.01 per share
Authorized: 300,000,000 shares
Issued: 63,476,635 shares	.6	.6
Additional paid-in capital	1,957.3	1,945.2
Common stock in treasury, at cost (8,291,667 and 8,547,923 shares, respectively)	(338.9)	(348.8)
Retained earnings	1,080.9	1,268.1
Accumulated other comprehensive loss	(80.7)	(35.9)

Total Shareholders’ Equity	2,619.2	2,829.2

Total Liabilities and Shareholders’ Equity	$6,333.2	$6,804.9

See accompanying Notes to Consolidated Financial Statements.

RALCORP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended September 30,
	2011	2010	2009
Cash Flows from Operating Activities
Net (loss) earnings	$(187.2)	$208.8	$290.4
Adjustments to reconcile net (loss) earnings to net cash flow provided by operating activities:
Depreciation and amortization	226.5	166.8	144.7
Impairment of intangible assets	503.5	39.9	—
Stock-based compensation expense	16.4	17.9	13.4
Gain on forward sale contracts	—	—	(17.6)
Gain on sale of securities	—	—	(70.6)
Equity in earnings of Vail Resorts, Inc.	—	—	(15.4)
Deferred income taxes	(48.9)	(2.1)	(40.3)
Sale of receivables, net	—	—	(50.0)
Contributions to qualified pension plan	(20.0)	(30.0)	(5.0)
Other changes in current assets and liabilities, net of effects of business acquisitions:
(Increase) decrease in receivables	(34.6)	(47.7)	9.2
Change in due to/from Kraft Foods Inc.	—	(13.6)	62.6
Increase in inventories	(66.6)	(2.8)	(9.8)
(Increase) decrease in prepaid expenses and other current assets	11.9	(1.1)	(2.2)
Increase (decrease) in accounts payable and other current liabilities	96.1	(38.4)	(19.6)
Other, net	8.6	4.2	36.9

Net Cash Provided by Operating Activities	505.7	301.9	326.7

Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	—	(1,312.0)	(55.0)
Additions to property and intangible assets	(141.1)	(128.9)	(115.0)
Proceeds from sale of property	.5	.5	.1
Purchases of securities	(21.6)	(22.8)	(16.2)
Proceeds from sale or maturity of securities	23.4	24.8	95.9

Net Cash Used by Investing Activities	(138.8)	(1,438.4)	(90.2)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	—	653.2	400.0
Repayments of long-term debt	(49.7)	(95.3)	(389.7)
Net (repayments) borrowings under credit arrangements	(298.5)	423.4	(22.1)
Purchases of treasury stock	(1.5)	(115.5)	—
Proceeds and tax benefits from exercise of stock awards	13.5	9.4	15.2
Changes in book cash overdrafts	(8.2)	6.5	27.8
Other, net	(.1)	(.2)	(1.3)

Net Cash (Used) Provided by Financing Activities	(344.5)	881.5	29.9

Effect of Exchange Rate Changes on Cash	(1.7)	1.5	2.3

Net Increase (Decrease) in Cash and Cash Equivalents	20.7	(253.5)	268.7
Cash and Cash Equivalents, Beginning of Year	29.3	282.8	14.1

Cash and Cash Equivalents, End of Year	$50.0	$29.3	$282.8

See accompanying Notes to Consolidated Financial Statements.

RALCORP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in millions, shares in thousands)

	Common Stock	Additional Paid-In Capital	Common Stock in Treasury	Retained Earnings	Accum. Other Comprehensive Loss	Total
Balance, September 30, 2008	$.6	$1,919.6	$(257.3)	$768.9	$(20.3)	$2,411.5
Net earnings				290.4		290.4
Benefit plan adjustment, net of $14.5 tax benefit					(20.7)	(20.7)
Cash flow hedging adjustments, net of $.3 tax expense					3.2	3.2
Foreign currency translation adjustment					(3.1)	(3.1)

Comprehensive income						269.8
Activity under stock and deferred compensation plans (452 shares)		(.4)	12.5			12.1
Stock-based compensation expense		12.2				12.2

Balance, September 30, 2009	$.6	$1,931.4	$(244.8)	$1,059.3	$(40.9)	$2,705.6
Net earnings				208.8		208.8
Benefit plan adjustment, net of $7.4 tax benefit					(12.0)	(12.0)
Cash flow hedging adjustments, net of $4.2 tax expense					4.6	4.6
Foreign currency translation adjustment					12.4	12.4

Comprehensive income						213.8
Purchases of treasury stock (2,000 shares)			(115.5)			(115.5)
Activity under stock and deferred compensation plans (291 shares)		(4.7)	11.5			6.8
Stock-based compensation expense		18.5				18.5

Balance, September 30, 2010	$.6	$1,945.2	$(348.8)	$1,268.1	$(35.9)	$2,829.2
Net loss				(187.2)		(187.2)
Benefit plan adjustment, net of $13.4 tax benefit					(22.3)	(22.3)
Cash flow hedging adjustments, net of $10.9 tax benefit					(18.7)	(18.7)
Foreign currency translation adjustment					(3.8)	(3.8)

Comprehensive loss						(232.0)
Purchases of treasury stock (15 shares)			(1.5)			(1.5)
Activity under stock and deferred compensation plans (272 shares)		(1.5)	11.4			9.9
Stock-based compensation expense		13.6				13.6

Balance, September 30, 2011	$.6	$1,957.3	$(338.9)	$1,080.9	$(80.7)	$2,619.2

See accompanying Notes to Consolidated Financial Statements.

RALCORP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions except per share data)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation – The financial statements are presented on a consolidated basis and include the accounts of Ralcorp and its majority-owned subsidiaries, except Ralcorp Receivables Corporation prior to fiscal 2011 (see Note 11). All significant intercompany transactions have been eliminated. The Company’s investment in Vail Resorts, Inc. was presented on the equity basis through June 2009 (see Note 6).

Estimates – The financial statements have been prepared in conformity with generally accepted accounting principles, which require management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates and assumptions.

Cash Equivalents include all highly liquid investments with original maturities of less than three months.

Receivables are reported at net realizable value. This value includes appropriate allowances for doubtful accounts, cash discounts, and other amounts which the Company does not ultimately expect to collect. The Company calculates the allowance for doubtful accounts based on historical losses and the economic status of, and its relationship with, its customers, especially those identified as “at risk.” A receivable is considered past due if payments have not been received within the agreed upon invoice terms. Receivables are written off against the allowance when the customer files for bankruptcy protection or is otherwise deemed to be uncollectible based upon the Company’s evaluation of the customer’s solvency. The Company’s primary concentration of credit risk is related to certain trade accounts receivable due from several highly leveraged or “at risk” customers. At September 30, 2011 and 2010, the amount of such receivables was immaterial. Consideration was given to the economic status of these customers when determining the appropriate allowance for doubtful accounts (see Note 12) and the fair value of the Company’s subordinated retained interest in accounts receivable (see Note 11).

Inventories are generally valued at the lower of average cost (determined on a first-in, first-out basis) or market. Reported amounts have been reduced by an allowance for obsolete product and packaging materials based on a review of inventories on hand compared to estimated future usage and sales.

Derivative Financial Instruments and Hedging – The Company enters into derivative contracts as hedges. Earnings impacts for all hedges are reported in the statement of operations within the same line item as the gain or loss on the item or transaction being hedged. Since the hedging activities relate to operations, related cash flows are included in the statement of cash flows in cash flows from operating activities. Hedge accounting is only applied when the qualifying criteria are met, including the requirement that the derivative is deemed to be highly effective at offsetting changes in fair values or anticipated cash flows of the hedged item or transaction and other. For a fair value hedge of a recognized asset or liability or unrecognized firm commitment, the entire change in fair value of the derivative is recorded in earnings as incurred, along with a corresponding change in fair value of the hedged item. For a cash flow hedge of an anticipated transaction, the ineffective portion of the change in fair value of the derivative is recorded in earnings as incurred, whereas the effective portion is deferred in accumulated other comprehensive income (loss) in the balance sheet until the transaction is realized, at which time any deferred hedging gains or losses are recorded in earnings. Certain derivative contracts do not meet the criteria for cash flow hedge accounting or simply are not designated as hedging instruments; nonetheless, they are used as economic hedges of exposures to changes in commodity costs. Realized and unrealized gains and losses on such contracts are recognized in earnings at a corporate level but not allocated to affect segment profit until the hedged exposure affects earnings. For more information about the Company’s hedging activities, see Note 13.

Property is recorded at cost, and depreciation expense is provided on a straight-line basis over the estimated useful lives of the properties. With a few minor exceptions, estimated useful lives are up to 15 years for machinery and equipment and up to 30 years for buildings and leasehold improvements. Leasehold improvements are depreciated over the remaining original lease term. Total depreciation expense was $148.3, $117.5, and $102.4 in fiscal 2011, 2010, and 2009, respectively. Repair and maintenance costs incurred in connection with planned major maintenance activities are accounted for under the direct expensing method. At September 30, property consisted of:

	2011	2010
Land	$42.1	$42.7
Buildings and leasehold improvements	381.0	372.7
Machinery and equipment	1,455.9	1,368.5
Construction in progress	90.4	74.6

	1,969.4	1,858.5
Accumulated depreciation	(774.1)	(639.5)

	$1,195.3	$1,219.0

Other Intangible Assets consist of computer software purchased or developed for internal use and customer relationships, trademarks, computer software, and miscellaneous intangibles acquired in business combinations (see Note 3). Amortization expense related to intangible assets is provided on a straight-line basis over the estimated useful lives of the assets. For the intangible assets recorded as of September 30, 2011, amortization expense of $79.3, $70.9, $66.1, $61.3, and $56.2 is scheduled for fiscal 2012, 2013, 2014, 2015, and 2016, respectively. Other intangible assets consisted of:

	September 30, 2011			September 30, 2010
	Carrying Amount	Accum. Amort.	Net Amount	Carrying Amount	Accum. Amort.	Net Amount
Subject to amortization:
Computer software	$75.3	$(46.2)	$29.1	$66.0	$(38.4)	$27.6
Customer relationships	836.9	(176.8)	660.1	840.1	(115.9)	724.2
Trademarks/brands	126.5	(26.6)	99.9	126.5	(19.3)	107.2
Other	13.1	(10.1)	3.0	13.1	(8.2)	4.9

	1,051.8	(259.7)	792.1	1,045.7	(181.8)	863.9

Not subject to amortization:
Trademarks/brands	724.4	—	724.4	863.1	—	863.1

	$1,776.2	$(259.7)	$1,516.5	$1,908.8	$(181.8)	$1,727.0

Recoverability of Assets – The Company continually evaluates whether events or circumstances have occurred which might impair the recoverability of the carrying value of its assets, including property, identifiable intangibles, and goodwill. An assessment of indefinite life assets (including goodwill and brand trademarks) is performed during the fourth quarter in conjunction with the annual forecasting process. In addition, intangible assets are reassessed as needed when information becomes available that is believed to negatively impact the fair market value of an asset. In general, an asset is deemed impaired and written down to its fair value if estimated related future cash flows are less than its carrying amount. The Company estimates the fair value of its trademarks (intangible asset) using an income-based approach (the relief-from-royalty method).

In September 2011, a trademark impairment loss of $106.6 was recognized primarily related to the Post Honey Bunches of Oats, Post Selects, and Post trademarks in the Branded Cereal Products segment. Based upon a preliminary review of the Post business conducted by the newly appointed Post management team in October, sales declines in the fourth quarter and continuing into October, and weakness in the branded ready-to-eat cereal category and the broader economy, management determined that additional strategic steps were needed to stabilize the business and the competitive position of its brands. The impact of these steps is the reduction of expected net sales growth rates and profitability of certain brands in the near term, thereby resulting in the trademark impairment. In June 2011, a trademark impairment loss of $32.1 million was recognized related to the Post Shredded Wheat and Grape-Nuts trademarks based on reassessments triggered by the announced separation of Post from Ralcorp. The trademark impairment was due to reductions in anticipated future sales as a result of competition, lack of consumer response to advertising and promotions for these brands, and further reallocations of advertising and promotion expenditures to higher-return brands. These factors, particularly the lower than expected revenues during 2011 and further declines in market share, led us to lower royalty rates for both the Shredded Wheat and Grape-Nuts brands as well as further reduce future sales growth rates, resulting in a partial impairment of both brands.

These fair value measurements fell within Level 3 of the fair value hierarchy as described in Note 14. The trademark impairment loss is reported in “Impairment of intangible assets” and, for 2011, is combined with a goodwill impairment loss. See Note 4 for information about goodwill impairments.

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

Revenue is recognized when title of goods is transferred to the customer, as specified by the shipping terms. Net sales reflect gross sales, including amounts billed to customers for shipping and handling, less sales discounts and allowances (including promotional price buy downs, and new item promotional funding). Customer trade allowances are generally computed as a percentage of gross sales. Products are generally sold with no right of return except in the case of goods which do not meet product specifications or are damaged, and related reserves are maintained based on return history. If additional rights of return are granted, revenue recognition is deferred. Estimated reductions to revenue for customer incentive offerings are based upon customers’ redemption history.

Cost of Products Sold includes, among other things, inbound and outbound freight costs and depreciation expense related to assets used in production, while storage and other warehousing costs are included in “Selling, general, and administrative expenses.” Storage and other warehousing costs totaled $144.7, $127.6, and $111.6 in fiscal 2011, 2010, and 2009, respectively.

Advertising costs are expensed as incurred except for costs of producing media advertising such as television commercials or magazine advertisements, which are deferred until the first time the advertising takes place. The amount reported as assets on the balance sheet was insignificant as of September 30, 2011 and 2010.

Stock-based Compensation – The Company recognizes the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). The Company followed the nominal vesting period approach prior to October 1, 2005 (for pro forma disclosure purposes) and must continue following that approach for awards outstanding as of that date, but applies the non-substantive vesting period approach to new grants that have retirement eligibility provisions. See Note 19 for disclosures related to stock-based compensation.

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

NOTE 2 – RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) 141(R), “Business Combinations,” now included in Accounting Standards Codification (ASC) Topic 805, “Business Combinations,” which replaces FAS 141. This Statement establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of business combinations. This Statement is effective for acquisitions completed after the beginning of Ralcorp’s 2010 fiscal year. The most significant change for Ralcorp was that costs incurred to effect the business combination are now expensed immediately rather than included as part of the purchase price and goodwill. Related disclosures are included in Note 3.

In April 2008, the FASB issued FASB Staff Position (FSP) FAS 142-3, “Determination of the Useful Life of Intangible Assets,” now included in ASC Topic 350, “Intangibles–Goodwill and Other,” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FAS 142, “Goodwill and Other Intangible Assets.” This FSP was effective for financial statements issued for Ralcorp’s 2010 fiscal year. The FSP’s guidance for determining the useful life of a recognized intangible asset must be applied prospectively to intangible assets acquired after the effective date (October 1, 2009 for Ralcorp). The FSP’s disclosure requirements must be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.

Issued in December 2009, Accounting Standards Update (ASU) No. 2009-16 amends ASC Topic 860 for the issuance of FAS 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140.” The amendments in this ASU improve financial reporting by eliminating the exceptions for qualifying special-purpose entities from the consolidation guidance and the exception that permitted sale accounting for certain mortgage securitizations when a transferor has not surrendered control over the transferred financial assets. In addition, the amendments require enhanced disclosures about the risks that a transferor continues to be exposed to because of its continuing involvement in transferred financial assets. Comparability and consistency in accounting for transferred financial assets will also be improved through clarifications of the requirements for isolation and limitations on portions of financial assets that are eligible for sale accounting. Also issued in December 2009, ASU 2009-17 amends ASC Topic 810, “Consolidations,” for the issuance of FAS 167, “Amendments to FASB Interpretation No. 46(R).” The amendments in this ASU replace the quantitative-based risks and rewards calculation for determining which reporting entity, if any, has a controlling financial interest in a variable interest entity with an approach focused on identifying which reporting entity has the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. An approach that is expected to be primarily qualitative will be more effective for identifying which reporting entity has a controlling financial interest in a variable interest entity. The amendments in this ASU also require additional disclosures about a reporting entity’s involvement in variable interest entities, which will enhance the information provided to users of financial statements. These ASUs were effective for Ralcorp’s 2011 fiscal year and affected the Company’s reporting related to its sale of accounts receivable (see Note 11). Beginning in fiscal 2011, the outstanding balance of receivables sold ($247.1 and $137.8 at September 30, 2011 and 2010, respectively) remains on Ralcorp’s consolidated balance sheet, proceeds received from the conduits ($105.0 and zero as of September 30, 2011 and 2010, respectively) is shown as short-term debt, and there is no investment in Ralcorp Receivables Corporation. In addition, any proceeds received from or repaid to the conduits is now shown as cash flows from financing activities rather than from operating activities.

In May 2011, the FASB issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” This update establishes common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS). The amendments in this update are effective during interim and annual periods beginning after December 15, 2011 (i.e., Ralcorp’s financial statements for the quarter ending March 31, 2012). The adoption of this update is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” The objective of this update is to improve the comparability, consistency, and transparency of financial reporting to increase the prominence of items reported in other comprehensive income. This update requires that all nonowner changes in shareholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this update are effective for fiscal years, and interim periods within those years beginning after December 15, 2011 (i.e., Ralcorp’s financial statements for the quarter ending December 31, 2012). The adoption of this update is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In September 2011, the FASB issued ASU No. 2011-8, “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment,” which is intended to simplify how an entity tests goodwill for impairment. The amendments in this ASU will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The guidance also includes examples of the types of factors to consider in conducting the qualitative assessment. Prior to this ASU, entities were required to test goodwill for impairment, on at least an annual basis, by first comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit is less than its carrying amount, then the second step of the test is to be performed to measure the amount of impairment loss, if any. The amendments must be adopted for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011; however, the Company chose to adopt this ASU as of September 30, 2011, as permitted by the standard. See Note 4 for information about goodwill impairments.

In September 2011, the FASB issued ASU No. 2011-9, “Compensation – Retirement Benefits – Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan,” which provides new requirements for the disclosures that an employer should provide related to its participation in multiemployer pension plans. Plans of this type are commonly used by employers to provide benefits to union employees that may work for multiple employers during their working life and thereby accrue benefits in one plan for their retirement. The revised disclosures will provide users of financial statements with additional information about the plans in which an employer participates, the level of an employer’s participation in the plans, and financial health of significant plans. The amendments in this update are effective for Ralcorp’s annual financial statements for the year ending September 30, 2012.

NOTE 3 – BUSINESS COMBINATIONS

Each of the following acquisitions was accounted for using the purchase method of accounting, whereby the results of operations of each of the following acquisitions are included in the consolidated statements of operations from the date of acquisition. The purchase price, including acquisition costs for acquisitions before 2010, was allocated to acquired assets and liabilities based on their estimated fair values at the date of acquisition, and any excess was allocated to goodwill, as shown in the following table. For each acquisition, the goodwill is attributable to the assembled workforce of the acquired business and the significant synergies and opportunities expected from the combination of the acquired business with existing Ralcorp businesses.

	Fiscal 2010		Fiscal 2009
	AIPC	Other	Harvest Manor
Cash	$39.4	$1.7	$—
Receivables	42.9	11.5	14.2
Inventories	48.1	7.3	20.3
Other current assets	21.0	1.0	.2
Property	252.2	55.5	8.1
Goodwill	534.1	54.8	14.8
Other intangible assets	568.2	42.7	16.7
Other assets	1.1	—	—

Total assets acquired	1,507.0	174.5	74.3

Accounts payable	(24.1)	(11.5)	(10.4)
Other current liabilities	(29.9)	(1.3)	(4.6)
Deferred income taxes	(238.3)	(16.6)	—
Other liabilities	(4.9)	(1.3)	(.1)

Total liabilities assumed	(297.2)	(30.7)	(15.1)

Net assets acquired	$1,209.8	$143.8	$59.2

The following table summarizes the provisional amounts recognized related to fiscal 2010 acquisitions as of September 30, 2010, as well as adjustments made in the year ended September 30, 2011. The adjustments did not have a significant impact on the consolidated statements of income, balance sheets or cash flows in any period; therefore, the financial statements have not been retrospectively adjusted.

	Acquisition Date Amounts Recognized as of September 30, 2010 (a)	Adjustments During the Year Ended September 30, 2011	Acquisition Date Amounts Recognized (as Adjusted)
Cash	$41.1	$—	$41.1
Receivables (b)	53.7	.7	54.4
Inventories (c)	55.6	(.2)	55.4
Other current assets (b)	22.2	(.2)	22.0
Property (d)	306.1	1.6	307.7
Goodwill	577.4	11.5	588.9
Other intangible assets (c)	612.9	(2.0)	610.9
Other assets (b)	.6	.5	1.1

Total assets acquired	1,669.6	11.9	1,681.5

Accounts payable	(35.6)	—	(35.6)
Other current liabilities (b)	(31.1)	(.1)	(31.2)
Deferred income taxes (e)	(243.1)	(11.8)	(254.9)
Other liabilities	(6.2)	—	(6.2)

Total liabilities assumed	(316.0)	(11.9)	(327.9)

Net assets acquired	$1,353.6	$—	$1,353.6

(a)	As previously reported in Ralcorp’s 2010 Annual Report on Form 10-K.
(b)	The adjustments to “Receivables”, “Other current assets”, “Other assets”, and “Other current liabilities” reflect the identification and adjustment of unrecorded AIPC and Sepp’s Gourmet Foods assets or liabilities at the acquisition date.
(c)	The adjustments to “Inventories” and “Other intangible assets” reflect changes in the estimated fair value of AIPC’s inventories and customer relationships based on the valuation analyses finalized late in the first quarter of fiscal 2011.
(d)	The adjustments to “Property” reflect changes in the estimated fair values for AIPC (increase of $1.5) and Sepp’s Gourmet Foods (increase of $.1) based on the analyses finalized late in the first quarter of fiscal 2011.
(e)	The adjustment to “Deferred income taxes” was the result of revised estimates of the estimated AIPC blended state tax rate and the amount of certain temporary income tax differences as of the acquisition date.

Fiscal 2010

On May 31, 2010, the Company acquired J.T. Bakeries Inc., a leading manufacturer of high-quality private-brand and co-branded gourmet crackers in North America, and North American Baking Ltd., a leading manufacturer of premium private-brand specialty crackers in North America. These businesses operate plants in Kitchener and Georgetown, Ontario and are included in Ralcorp’s Snacks, Sauces & Spreads segment. On June 25, 2010, the Company acquired Sepp’s Gourmet Foods Ltd., a leading manufacturer of foodservice and private-brand frozen griddle products. Sepp’s has operations in Delta, British Columbia and is included in Ralcorp’s Frozen Bakery Products segment. Net sales and operating profit included in the statement of operations related to these three acquisitions were $138.0 and $6.6, respectively, for the year ended September 30, 2011 and $46.6 and $2.0, respectively, for the year ended September 30, 2010. Operating profit is net of amortization expense totaling $4.1 in 2011 and $1.2 in 2010. The related goodwill is not deductible for tax purposes.

On July 27, 2010, the Company completed the purchase of American Italian Pasta Company (AIPC), which is reported as Ralcorp’s Pasta segment. Ralcorp acquired all of the outstanding shares of AIPC common stock for $53.00 per share in cash. The related goodwill is not deductible for tax purposes. AIPC is based in Kansas City, Missouri and has four plants that are located in Columbia, South Carolina; Excelsior Springs, Missouri; Tolleson, Arizona; and Verolanuova, Italy. Acquired identifiable intangible assets consist of $372.2 of customer relationships with a weighted-average life of 16 years and $193.0 of trademarks of which $180.8 have indefinite lives and $12.2 have a weighted-average life of 15 years. Finished goods inventory acquired in the acquisition was valued essentially as if Ralcorp were a distributor purchasing the inventory. This resulted in a one-time allocation of purchase price to acquired inventory which was $3.9 higher than the historical manufacturing cost of the inventory. All of the $3.9 inventory valuation adjustment was recognized in cost of products sold during fiscal 2010.

Fiscal 2009

In a cash transaction on March 20, 2009, the Company acquired Harvest Manor Farms, LLC, a leading manufacturer of high-quality private-brand and Hoody’s branded snack nuts with operations in El Paso, TX. The approximate amounts of net sales and operating profit included in Ralcorp’s results (within its Snacks, Sauces & Spreads segment) were $246.8 and $17.5, respectively, for fiscal 2011, $210.8 and $13.2, respectively, for fiscal 2010 and $90.5 and $5.5, respectively, for fiscal 2009. The assigned goodwill is deductible for tax purposes. Other intangible assets included customer relationships and trademarks subject to amortization over a weighted average amortization period of approximately 13 years.

Merger and Integration Costs

During the years ended September 30, 2011, 2010, and 2009, the Company recorded $2.5, $33.1, and $32.0, respectively, of expenses related to recent or potential acquisitions. In fiscal 2011, those expenses included primarily service fees related to the acquisition of Sara Lee’s North American refrigerated dough business, completed on October 3, 2011. In fiscal 2010, those expenses included professional services fees and a finished goods inventory revaluation adjustment related to the AIPC transaction, Post Foods transition and integration costs, and severance costs related to all four fiscal 2010 acquisitions. In fiscal 2009, those expenses included Post Foods transition and integration costs, as well as finished goods inventory revaluation adjustments related to the acquisitions in those years. These merger and integration costs were included in the statements of operations as follows:

	2011	2010	2009
Cost of goods sold	$—	$5.2	$2.5
Selling, general and administrative expenses	.6	6.4	29.5
Other operating expenses, net	1.9	21.5	—

	$2.5	$33.1	$32.0

Pro Forma Information

The following unaudited pro forma information shows Ralcorp’s results of operations as if the fiscal 2010 and 2009 business combinations had all been completed as of the beginning of each period presented. The acquirees’ pre-acquisition results have been added to Ralcorp’s historical results, and the totals have been adjusted for the pro forma effects of amortization of intangible assets recognized as part of the business combination, interest expense related to the financing of the business combinations, and related income taxes. These pro forma results may not necessarily reflect the actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations.

	2011	2010	2009
Net sales	$4,741.0	$4,594.4	$4,714.9
Net earnings	(186.2)	242.2	335.6
Basic earnings per share	(3.39)	4.40	5.96
Diluted earnings per share	(3.39)	4.34	5.88

NOTE 4 – GOODWILL

The changes in the carrying amount of goodwill by reportable segment (see Note 20) were as follows:

	Branded Cereal Products	Other Cereal Products	Snacks, Sauces & Spreads	Frozen Bakery Products	Pasta	Total
Balance, September 30, 2009
Goodwill (gross)	$1,794.5	$47.2	$252.0	$351.9	$—	$2,445.6
Accumulated impairment losses	—	—	(59.0)	—	—	(59.0)

Goodwill (net)	$1,794.5	$47.2	$193.0	$351.9	$—	$2,386.6
Goodwill acquired	—	—	40.6	14.1	522.7	577.4
Impairment loss	—	—	(20.5)	—	—	(20.5)
Purchase price allocation adjust.	(.6)	—	—	—	—	(.6)
Currency translation adjustment	.2	—	.9	1.7	—	2.8

Balance, September 30, 2010
Goodwill (gross)	$1,794.1	$47.2	$293.5	$367.7	$522.7	$3,025.2
Accumulated impairment losses	—	—	(79.5)	—	—	(79.5)

Goodwill (net)	$1,794.1	$47.2	$214.0	$367.7	$522.7	$2,945.7
Impairment loss	(364.8)	—	—	—	—	(364.8)
Purchase price allocation adjust.	—	—	—	.1	11.4	11.5
Income tax adjustments	—	—	—	(.4)	—	(.4)
Currency translation adjustment	(.1)	—	(.7)	(1.1)	—	(1.9)

Balance, September 30, 2011
Goodwill (gross)	$1,794.0	$47.2	$292.8	$366.3	$534.1	$3,034.4
Accumulated impairment losses	(364.8)	—	(79.5)	—	—	(444.3)

Goodwill (net)	$1,429.2	$47.2	$213.3	$366.3	$534.1	$2,590.1

Goodwill represents the excess of the cost of acquired businesses over the fair market value of their identifiable net assets. In the fourth quarter of fiscal 2011, Ralcorp early adopted ASU No. 2011-8 “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” The Company conducts a goodwill impairment qualitative assessment during the fourth quarter of each fiscal year following the annual forecasting process, or more frequently if facts and circumstances indicate that goodwill may be impaired. The goodwill impairment qualitative assessment requires an assessment of each reporting unit to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If adverse qualitative trends are identified that could negatively impact the fair value of the business, a “step one” goodwill impairment test is performed. The “step one” goodwill impairment test requires an estimate of the fair value of the reporting unit and certain assets and liabilities. The estimated fair value was determined using a combined income and market approach with a greater weighting on the income approach (75% of the calculation). The income approach is based on discounted future cash flows and requires significant assumptions, including estimates regarding future revenue, profitability, and capital requirements. The market approach (25% of the calculation) is based on a market multiple (EBITDA and revenue or just EBITDA, which stands for earnings before interest, income taxes, depreciation, and amortization) and requires an estimate of appropriate multiples for each reporting unit based on market data.

During the fourth fiscal quarter of 2011, the Company conducted an impairment test on Branded Cereal Products goodwill acquired in fiscal 2008 as part of the Post Foods acquisition. In late September and October 2011, a new management team was named at Post (including William Stiritz as Chief Executive Officer, Robert Vitale as Chief Financial Officer, and James Holbrook as Executive Vice President of Marketing) in advance of the anticipated spin-off of the business from Ralcorp. The new management team conducted an extensive business review during this time. Based upon the review of the Post cereal business conducted by the newly appointed Post management team in October 2011, sales declines in the fourth quarter and continuing into October, and weakness in the branded ready-to-eat cereal category and the broader economy, management determined that additional strategic steps were needed to stabilize the business and the competitive position of its brands. As a result of the revised business outlook of the new Post management team, a “step one” goodwill impairment analysis was performed. Because Post’s carrying value was determined to be in excess of its fair value in the step one analysis, the Company was required to perform “step two” of the impairment analysis to determine the amount of goodwill impairment to be recorded. The amount of the impairment is calculated by comparing the implied fair value of the goodwill to its carrying amount, which requires the allocation of the fair value determined in the step one analysis to the individual assets and liabilities of the reporting unit. Any remaining fair value represents the implied fair value of goodwill on the testing date. Based on the step two analysis, Ralcorp recorded a pre-tax, non-cash impairment charge of $364.8 million ($6.53 per share) to reduce the carrying value of goodwill to its estimated fair value. Estimated fair values of the reporting unit and its identifiable net assets were determined based on the results of a combination of valuation techniques including EBITDA and revenue multiples and expected present value of future cash flows using revised forecasts based on the additional strategic steps that new Post management determined were necessary for the business.

During fiscal 2010, a goodwill impairment loss of $20.5 ($12.9 after taxes, or $.23 per diluted share) was recognized in the Snacks, Sauces & Spreads segment related to the Linette chocolate reporting unit, resulting in an adjusted goodwill balance of zero for this reporting unit. Factors culminating in the impairment included lower sales to a major customer, the inability to quickly replace the lost volume (including a decision by a major retailer to delay potential new product offerings), and changes in anticipated ingredient cost trends, leading to shortfalls in EBITDA relative to forecasts. Estimated fair values of the reporting unit and its identifiable net assets were determined based on the results of a combination of valuation techniques including EBITDA multiples and expected present value of future cash flows using revised forecasts.

These fair value measurements fell within Level 3 of the fair value hierarchy as described in Note 14. The goodwill impairment losses are aggregated with trademark impairment losses in “Impairment of intangible assets.”

NOTE 5 – INCOME TAXES

The provision for income taxes consisted of the following:

	2011	2010	2009
Current:
Federal	$111.2	$105.8	$178.1
State	19.6	.6	24.9
Foreign	1.1	1.0	(.2)

	131.9	107.4	202.8

Deferred:
Federal	(34.2)	.6	(38.3)
State	(15.1)	(3.4)	(2.6)
Foreign	.4	.7	(5.0)

	(48.9)	(2.1)	(45.9)

Income taxes	83.0	105.3	156.9
Deferred income taxes on equity earnings	—	—	5.6

Total provision for income taxes	$83.0	$105.3	$162.5

The foreign deferred income taxes shown above include benefits of operating loss carryforwards of $.2, $7.7, and $10.5 in 2011, 2010, and 2009, respectively.

A reconciliation of income taxes with amounts computed at the statutory federal rate follows:

	2011	2010	2009
Computed tax at federal statutory rate (35%)	$(36.5)	$109.9	$158.5
State income taxes, net of federal tax benefit	1.7	2.9	17.7
Non-deductible goodwill impairment	127.7	—	—
Domestic production activities deduction	(11.9)	(9.3)	(7.2)
Adjustments to reserve for uncertain tax positions	.7	.2	.4
Other, net (none in excess of 5% of computed tax)	1.3	1.6	(6.9)

	$83.0	$105.3	$162.5

The effective tax rate was 79.7% (negative), 33.5%, and 35.9% for fiscal 2011, 2010, and 2009, respectively. The effective tax rate for fiscal 2011 was significantly affected by the non-deductible goodwill impairment loss, as shown above. For both fiscal 2011 and 2010, the effective rate was reduced by the effects of increases in the Domestic Production Activities Deduction and adjustments to current and deferred income tax assets and liabilities to revise the estimates previously recorded to the actual amounts per subsequent tax return filings for prior years, including the effects of lower than anticipated effective state rates (and for fiscal 2010, the final tax effects of the sale of Vail shares, described in Note 6).

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets (liabilities) were as follows:

	September 30, 2011			September 30, 2010
	Assets	Liabilities	Net	Assets	Liabilities	Net
Current:
Accrued liabilities	$15.4		$15.4	$17.6		$17.6
Inventories	2.1		2.1	2.0		2.0
Other items	2.1		2.1	—	$(9.0)	(9.0)

	19.6	—	19.6	19.6	(9.0)	10.6

Noncurrent:
Property		$(237.9)	(237.9)		(231.9)	(231.9)
Intangible assets		(529.4)	(529.4)		(584.9)	(584.9)
Pension and other postretirement benefits	61.5		61.5	52.2		52.2
Deferred and stock-based compensation	36.5		36.5	32.1		32.1
Insurance reserves	3.8		3.8	3.1		3.1
NOL and tax credit carryforwards	25.3		25.3	41.9		41.9
Other items	8.3		8.3	6.9		6.9

	135.4	(767.3)	(631.9)	136.2	(816.8)	(680.6)

Total deferred taxes	155.0	(767.3)	(612.3)	155.8	(825.8)	(670.0)
Valuation allowance (noncurrent)	(3.7)		(3.7)	(4.5)		(4.5)

Net deferred taxes	$151.3	$(767.3)	$(616.0)	$151.3	$(825.8)	$(674.5)

As of September 30, 2011, the Company had state operating loss carryforwards totaling approximately $50.0, of which approximately $4.5, $13.9, and $31.6 have expiration dates in 2012-2016, 2017-2021, and 2022-2031, respectively. As of September 30, 2011, the Company had state tax credit carryforwards totaling approximately $7.0, of which approximately $3.0 have no expiration date and $4.0 have expiration dates in 2012-2025. Due to the uncertainty of the realization of certain tax carryforwards (specifically due to a lack of evidence that sufficient taxable income would be generated in certain states), the Company carried a valuation allowance against these carryforward benefits in the amount of $1.8 as of September 30, 2008, which was management’s estimate of the amount of related deferred tax assets that were not more likely than not to be realized. Based on significant increases in taxable income generated in the related states in fiscal 2009 and after, the Company reduced this portion of its valuation allowance to zero as of September 30, 2009.

As of September 30, 2011, the Company had foreign operating loss carryforwards totaling approximately $56.7, of which approximately $1.0 have no expiration date, $2.7 have expiration dates in 2012-2016 and approximately $52.9 have expiration dates in 2027-2031. Due to the uncertainty of the realization of certain tax carryforwards (specifically due to a lack of evidence that sufficient taxable income would be generated in certain jurisdictions before expiration), the Company carried a valuation allowance against these carryforward benefits in the amount of approximately $.7 and $1.3 as of September 30, 2011 and 2010, respectively, which were management’s estimates of the amounts of related deferred tax assets that were not more likely than not to be realized.

For each of fiscal years 2011, 2010, and 2009, total foreign income before income taxes was less than $5.0. As of September 30, 2011, no provision for income taxes was made for approximately $20.2 of the cumulative undistributed earnings of one of the Company’s Canadian subsidiaries (other than approximately $1.7 of Canadian withholding taxes paid), because those earnings are not taxable in Canada (except for the withholding tax required by treaty) and would become taxable in the U.S. only to the extent that they are repatriated in the future. Since the Company considers the undistributed earnings to be permanently invested in Canada, the related deferred tax liability (which is estimated to be approximately $7.1 as of September 30, 2011) has not been recorded, and a valuation allowance was recorded against the foreign tax credit for Canadian taxes paid of $3.0, $3.2, and $2.3 as of September 30, 2011, 2010, and 2009, respectively.

Unrecognized tax benefits for uncertain tax positions and related accrued interest totaled approximately $1.6 at September 30, 2008. Minor adjustments increased the total amount to approximately $2.0 at September 30, 2009. Along with minor adjustments in fiscal 2010, the Company recorded $2.7 for acquired businesses, resulting in a total reserve of $4.9 at September 30, 2010. Minor adjustments increased the total amount to approximately $5.6 as of September 30, 2011, all of which would affect the effective tax rate if recognized. Federal returns for tax years after September 30, 2007 remain subject to examination, along with various state returns for the past two to six years and various foreign returns for the past six years. One state uncertainty is currently being addressed with the state taxing authority and is expected to be resolved within the next 12 months, so related unrecognized tax benefits totaling $.8 were classified as “Other current liabilities” on the balance sheet as of September 30, 2011, while approximately $4.7 of unrecognized tax benefits were classified in “Other Liabilities.”

NOTE 6 – EQUITY INVESTMENT IN VAIL RESORTS, INC.

On January 3, 1997, the Company sold its ski resorts holdings (Resort Operations) to Vail Resorts, Inc. (Vail) in exchange for 7,554,406 shares of Vail common stock (NYSE:MTN). In March 2006, the Company sold 100,000 of its shares of Vail, and in August and September 2008, the Company sold an additional 368,700 shares. During 2009, the Company sold its remaining 7,085,706 shares (including those subject to forward sale contracts, as discussed in Note 7) for a total of $211.9. The shares sold in 2009 had a carrying value of $141.3, so the transactions resulted in a $70.6 gain. The Company held no shares of Vail Resorts at September 30, 2009, 2010, or 2011.

Vail’s fiscal year ends July 31, so the Company reported equity earnings on a two-month time lag. Until June 2009, the equity method of accounting was appropriate because we had significant influence over Vail due to our ownership percentage and the fact that two of the Company’s directors served as directors of Vail.

Vail’s applicable summarized financial information follows:

Year Ended
July 31, 2009
Net revenues	$977.0
Total operating expenses	870.9

Income from operations	$106.1

Net income	$49.0

NOTE 7 – FORWARD SALE CONTRACTS

During fiscal 2006 and 2007, Ralcorp entered into forward sale contracts relating to 4.95 million shares of its Vail common stock with maturity dates ranging from November 21, 2008 to November 15, 2013. Ralcorp received a total of $140.0 under the discounted advance payment feature of the contracts. Amortization of the $44.1 discounts was included in “Interest expense, net” on the statement of operations and totaled $5.1 in 2009. In fiscal 2009, all contracts were settled and Ralcorp delivered 3,503,263 shares.

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

NOTE 8 – (LOSS) EARNINGS PER SHARE

For fiscal 2011, no potential common shares were included in the computation of the diluted per-share amount because all would have been antidilutive to the net loss. See Note 19 for more information about those potential shares (i.e., outstanding stock-based compensation awards settled in stock, including stock-settled stock appreciation rights, options, and restricted stock awards). For fiscal 2010 and 2009, the following schedule shows the number of stock appreciation rights (SARs) which were outstanding and could potentially dilute basic earnings per share in the future but which were not included in the computation of diluted earnings per share for the periods indicated because to do so would have been antidilutive.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal 2010
SARs at $56.56 per share	405,000	—	—	—
SARs at $66.07 per share	503,500	503,500	503,500	503,500
SARs at $65.45 per share	25,000	—	—	—
SARs at $58.79 per share	8,000	8,000	8,000	8,000
SARs at $56.27 per share	390,400	390,400	390,400	387,400
SARs at $57.14 per share	12,500	12,500	12,500	12,500
SARs at $57.45 per share	—	—	—	573,400

Fiscal 2009
SARs at $56.56 per share	435,000	435,000	405,000	—
SARs at $66.07 per share	538,000	538,000	508,000	503,500
SARs at $65.45 per share	25,000	25,000	25,000	25,000
SARs at $58.79 per share	—	—	8,000	8,000

NOTE 9 – SUPPLEMENTAL EARNINGS AND CASH FLOW INFORMATION

	2011	2010	2009
Repair and maintenance expenses	$122.8	$114.7	$104.1
Advertising and promotion expenses	134.1	102.0	133.4
Research and development expenses	23.6	21.1	19.2
Interest paid	136.3	107.2	98.7
Income taxes paid, net of refunds	114.9	153.5	192.6
Cash received from the exercise of stock options	7.6	5.6	8.4
Tax benefits realized from exercised stock options and similar awards	4.3	3.8	6.8

NOTE 10 – SUPPLEMENTAL BALANCE SHEET INFORMATION

	September 30,
	2011	2010

Receivables, net
Trade	$343.3	$163.3
Other	69.2	71.2

	412.5	234.5
Allowance for doubtful accounts	(2.1)	(1.1)

	$410.4	$233.4

Inventories
Raw materials and supplies	$201.9	$172.4
Finished products	288.8	252.7

	$490.7	$425.1

Accounts and Notes Payable
Trade	$222.8	$174.2
Payable to banks	105.0	—
Book cash overdrafts	63.7	71.9
Other items	26.7	33.4

	$418.2	$279.5

Other Current Liabilities
Advertising and promotion	$34.6	$33.9
Compensation	50.7	53.5
Current portion of long-term debt	30.7	173.2
Derivative liabilities	53.1	2.6
Other items	84.6	84.4

	$253.7	$347.6

NOTE 11 – SHORT-TERM FINANCING ARRANGEMENTS

The Company has an agreement to sell, on an ongoing basis, all of the trade accounts receivable of certain of its subsidiaries to a wholly owned, bankruptcy-remote subsidiary named Ralcorp Receivables Corporation (RRC). As of September 30, 2011, the accounts receivable of AIPC, J.T. Bakeries, North American Baking, Sepp’s Gourmet Foods, Post Foods Canada, Bloomfield Bakers, Western Waffles, and Medallion Foods businesses had not been incorporated into the agreement and were not being sold to RRC. RRC can in turn sell up to $135.0 of ownership interests in qualifying receivables to bank commercial paper conduits. Ralcorp continues to service the receivables (with no significant servicing assets or liabilities) and remits collections to RRC, which remits the appropriate portion to the conduits as part of a monthly net settlement including the sale of an additional month of receivables. Interest incurred on the funding received from the conduits totaled $1.5 in the year ended September 30, 2011. Accounting for this agreement changed as of the beginning of fiscal 2011, as described in Note 2.

In December 2010, the Company entered into uncommitted credit arrangements with banks totaling $150.0. The arrangements expire in December 2011.

As of September 30, 2011, funding from the receivables securitization was $105.0 at a weighted-average interest rate of 1.22%, and borrowings under the uncommitted credit arrangements were zero. These amounts are reflected on the Company’s consolidated balance sheet in “Accounts and notes payable.” There were no corresponding amounts as of September 30, 2010.

NOTE 12 – ALLOWANCE FOR DOUBTFUL ACCOUNTS

	2011	2010	2009
Balance, beginning of year	$1.1	$2.0	$.4
Provision charged to expense	—	(.9)	2.1
Write-offs, less recoveries	(.1)	(.3)	.1
Transfers to/from Ralcorp Receivables Corporation	1.1	.3	(.6)

Balance, end of year	$2.1	$1.1	$2.0

NOTE 13 – DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING

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

As of September 30, 2011, the Company’s derivative instruments consisted of commodity contracts (options, futures, and swaps) used as cash flow hedges on purchases of raw materials (ingredients and packaging) and energy (fuel) and foreign currency forward contracts used as cash flow hedges on receipts of foreign currency-denominated accounts receivable. Certain commodity-related derivatives do not meet the criteria for cash flow hedge accounting or simply are not designated as hedging instruments; nonetheless, they are used to manage the future cost of raw materials. The following table shows the notional amounts of derivative instruments held.

	Sept. 30, 2011	Sept. 30, 2010
Raw materials (thousands of pounds)	1,395,470	679,393
Natural gas (thousands of MMBTUs)	3,885	3,200
Other fuel (thousands of gallons)	12,966	8,001
Currency (thousands of dollars)	83,250	69,450

The following table shows the fair value and balance sheet location of the Company’s derivative instruments as of September 30, 2011 and 2010, all of which were designated as hedging instruments under ASC Topic 815 except $34.3 of commodity contracts in a net liability position as of September 30, 2011.

	Fair Value
	2011	2010	Balance Sheet Location
Liability Derivatives:
Commodity contracts	$49.0	$2.6	Other current liabilities
Foreign exchange contracts	4.1	—	Other current liabilities

	$53.1	$2.6

Asset Derivatives:
Commodity contracts	$.3	$15.8	Prepaid expenses and other current assets
Foreign exchange contracts	—	.9	Prepaid expenses and other current assets

	$.3	$16.7

The following tables illustrate the effects of the Company’s derivative instruments on the statement of operations (Earnings) and other comprehensive income (OCI) for the years ended September 30, 2011 and 2010.

Derivatives in ASC Topic 815 Cash Flow	Amount of Gain (Loss) Recognized in OCI [Effective Portion]		Gain (Loss) Reclassified from Accumulated OCI into Earnings [Effective Portion]		Gain (Loss) Recognized in Earnings [Ineffective Portion and Amount Excluded from Effectiveness Testing]
Hedging Relationships	2011	2010	2011	2010	2011	2010	Location in Earnings
Commodity contracts	$9.4	$15.7	$33.3	$(13.5)	$2.5	$(.3)	Cost of goods sold
Foreign exchange contracts	(1.2)	1.2	3.5	8.5	—	—	SG&A
Interest rate contracts	—	(14.4)	(1.5)	(1.3)	—	—	Interest expense, net

	$8.2	$2.5	$35.3	$(6.3)	$2.5	$(.3)

Derivatives in ASC Topic 815 Fair Value	Amount of Gain (Loss) Recognized in Earnings		Location of Gain (Loss)
Hedging Relationships	2011	2010	Recognized in Earnings
Commodity contracts	$(.1)	$.2	Cost of goods sold
Interest rate contracts	.2	—	Interest expense, net

Derivatives Not Designated	Amount of Gain (Loss)
as Hedging Instruments	Recognized in Earnings		Location of Gain (Loss)
Under ASC Topic 815	2011	2010	Recognized in Earnings
Commodity contracts	$(28.9)	$—	Cost of goods sold

Approximately $15.9 of the net cash flow hedge losses reported in accumulated OCI at September 30, 2011 is expected to be reclassified into earnings within the next twelve months. For gains or losses associated with commodity contracts, the reclassification will occur when the products produced with hedged materials are sold. For gains or losses associated with foreign exchange contracts, the reclassification will occur as hedged foreign currency-denominated accounts receivable are received. For gains or losses associated with interest rate swaps, the reclassification occurs on a straight-line basis over the term of the related debt.

Certain of the Company’s derivative instruments contain provisions that require the Company to post collateral when the derivatives in liability positions exceed a specified threshold, and others require collateral even when the derivatives are in asset positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on September 30, 2011 and 2010 was $3.9 and $2.6, respectively, and the related collateral posted was $8.2 and $10.0, respectively.

NOTE 14 – FAIR VALUE MEASUREMENTS

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis and the basis for that measurement according to the levels in the fair value hierarchy in ASC Topic 820:

	September 30, 2011			September 30, 2010
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Marketable securities	$8.2	$8.2	$—	$10.0	$10.0	$—
Derivative assets	.3	—	.3	16.7	—	16.7
Deferred compensation investment	23.7	23.7	—	22.2	22.2	—

	$32.2	$31.9	$.3	$48.9	$32.2	$16.7

Liabilities
Derivative liabilities	$53.1	$—	$53.1	$2.6	$—	$2.6
Deferred compensation liabilities	37.3	—	37.3	31.2	—	31.2

	$90.4	$—	$90.4	$33.8	$—	$33.8

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

The carrying amounts reported on the consolidated balance sheets for cash and cash equivalents, receivables and accounts payable approximate fair value because of the short maturities of these financial instruments. The carrying amount of the Company’s variable rate long-term debt (Note 15) approximates fair value because the interest rates are adjusted to market frequently. Based on the discounted amount of future cash flows using Ralcorp’s incremental rate of borrowing for similar debt (Level 2), the Company’s fixed rate debt (which had a carrying amount of $1,951.6 as of September 30, 2011 and $1,991.4 as of September 30, 2010) had an estimated fair value of $2,070.1 as of September 30, 2011 and $2,399.5 as of September 30, 2010.

NOTE 15 – LONG-TERM DEBT

Long-term debt consisted of the following at September 30:

	2011		2010
	Balance Outstanding	Interest Rate	Balance Outstanding	Interest Rate
Fixed Rate Senior Notes, Series B	$—	n/a	$29.0	4.24%
Fixed Rate Senior Notes, Series C	50.0	5.43%	50.0	5.43%
Fixed Rate Senior Notes, Series D	32.1	4.76%	42.9	4.76%
Fixed Rate Senior Notes, Series E	100.0	5.57%	100.0	5.57%
Fixed Rate Senior Notes, Series F	75.0	5.43%	75.0	5.43%
Fixed Rate Senior Notes, Series I-1	75.0	5.56%	75.0	5.56%
Fixed Rate Senior Notes, Series I-2	25.0	5.58%	25.0	5.58%
Fixed Rate Senior Notes, Series J	100.0	5.93%	100.0	5.93%
Fixed Rate Senior Notes maturing 2018	577.5	7.29%	577.5	7.29%
Floating Rate Senior Notes maturing 2018	20.0	2.80%	20.0	2.98%
Fixed Rate Senior Notes maturing 2020	67.0	7.39%	67.0	7.39%
4.95% Senior Notes maturing 2020	300.0	4.95%	300.0	4.95%
Fixed Rate Senior Notes maturing 2039	450.0	6.63%	450.0	6.63%
Fixed Rate Senior Notes, Series 2009A	50.0	7.45%	50.0	7.45%
Fixed Rate Senior Notes, Series 2009B	50.0	7.60%	50.0	7.60%
2008 Revolving Credit Agreement	—	n/a	123.4	1.30%
2010 Revolving Credit Agreement	19.9	2.62%	300.0	2.81%
2010 Term Loan	190.0	2.75%	200.0	2.81%
Other	—	n/a	.1	Various

	$2,181.5		$2,634.9
Plus: Unamortized premium (discount), net	3.1		3.2
Plus: Unamortized adjustment related to interest rate fair value hedge	18.6		—
Less: Current portion	(30.7)		(173.2)

	$2,172.5		$2,464.9

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

On August 4, 2008, the Company assumed ownership of the Fixed Rate Notes maturing 2018, the Floating Rate Notes maturing 2018, and the Fixed Rate Notes maturing 2020, totaling $964.5 in conjunction with the acquisition of Post Foods. The 2018 Fixed Rate Notes comprises $577.5 of 7.29% notes due August 15, 2018. In fiscal 2011, an $18.8 gain on an interest rate swap designated as a fair value hedge of the 2018 Fixed Rate Notes was recorded as an increase in the carrying value of the debt and is being amortized to reduce interest expense over the remaining term. The 2018 Floating Rate Notes total $20.0 and incur interest at a rate of 3-month LIBOR plus 2.54%, adjusted quarterly, and mature on August 15, 2018. The 2020 Fixed Rate Notes comprises $67.0 of 7.39% notes due August 15, 2020.

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

On July 18, 2008, the Company entered into a three-year $400 revolving credit agreement. Borrowings under the agreement incurred interest at the Company’s choice of either (1) LIBOR plus the applicable margin rate (currently 1.50%) or (2) the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate, and (c) the “Base CD Rate” plus 1%. Such borrowings are unsecured and mature on July 18, 2011. The credit agreement called for a commitment fee calculated as a percentage (currently 0.25%) of the unused portion. The agreement terminated as scheduled on July 18, 2011.

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

On August 14, 2009, the Company issued $300.0 aggregate principal amount of its 6.625% Senior Notes maturing 2039. The notes were priced at 99.702% of par value (before initial purchasers' discount). The net proceeds from the offering were used to refinance certain indebtedness and for general corporate purposes. In connection with the sale of the notes, on May 5, 2010 Ralcorp completed its offer to exchange the notes issued in the offering for publicly tradable notes having substantially identical terms except that provisions relating to transfer restrictions, registration rights, and additional interest do not apply to the publicly tradable notes.

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

As of September 30, 2011 and 2010, the Company had $24.6 and $23.8, respectively, in letters of credit and surety bonds outstanding with various financial institutions, principally related to self-insurance requirements.

As of September 30, 2011, aggregate maturities of long-term debt are as follows: $30.7 in fiscal 2012, $105.7 in fiscal 2013, $90.7 in fiscal 2014, $173.2 in fiscal 2015, $100.0 in fiscal 2016, and $1,681.2 thereafter. As of September 30, 2011, management expects to reduce debt as scheduled over the next 12 months, so the current portion has been classified in “Other current liabilities” on the consolidated balance sheet.

The Company believes it is in compliance with all debt covenants.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

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

Two subsidiaries of the Company are subject to three pending lawsuits brought by former employees currently pending in separate California state courts alleging, among other things, that employees did not receive sufficient meal breaks resulting in incorrect wage statements, unpaid overtime and untimely payments to terminated employees. Each of these suits was filed as a class action and seeks to include in the class certain current and former employees of the respective subsidiary involved. In each case, the plaintiffs are seeking unpaid wages, interest, attorneys’ fees, compensatory and other monetary damages and injunctive relief. No determination has been made by either court regarding class certification and there can be no assurance as to whether a class will be certified or, if a class is certified, as to the scope of such class. The Company’s liability relating to these lawsuits cannot be reasonably estimated at this time; however, the Company does not expect that its ultimate liability, if any, will exceed $10.0.

From time to time, the Company is a party to various other legal proceedings. In the opinion of management, based upon the information presently known, the ultimate liability, if any, arising from the pending legal proceedings, as well as from asserted legal claims and known potential legal claims which are likely to be asserted, taking into account established accruals for estimated liabilities (if any), are not expected to be material individually and in the aggregate to the Company’s consolidated financial position, results of operations or cash flows. In addition, while it is difficult to estimate the potential financial impact of actions regarding expenditures for compliance with regulatory matters, in the opinion of management, based upon the information currently available, the ultimate liability arising from such compliance matters is not expected to be material to the Company’s consolidated financial position, results of operations or cash flows.

Lease Commitments

Future minimum rental payments under noncancelable operating leases in effect as of September 30, 2011 were $15.9, $11.8, $11.1, $9.6, $9.1, and $29.2 for fiscal 2012, 2013, 2014, 2015, 2016, and thereafter, respectively.

Rent expense for all operating leases was $23.2, $21.9, and $18.9 in fiscal 2011, 2010, and 2009, respectively, net of sublease income of zero, $.1, and $.1 in fiscal 2011, 2010, and 2009, respectively.

Container Supply Agreement

During fiscal 2002, the Company entered into a ten-year agreement to purchase certain containers from a single supplier (and added additional containers through amendments in fiscal 2003 and 2004). It is believed that the agreement was related to the supplier’s financing arrangements regarding the container facility. The Company’s total purchases under the agreement were $32.5 in fiscal 2011, $22.6 in fiscal 2010, and $26.3 in fiscal 2009. Cumulatively, the Company has purchased approximately 1,072 million containers as of September 30, 2011. Generally, to avoid a shortfall payment requirement, the Company must purchase approximately 348 million additional containers by the end of the ten-year term. The minimum future payment obligation is currently estimated at $1.5.

NOTE 17 – PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company sponsors qualified and supplemental noncontributory defined benefit pension plans and other postretirement benefit plans for certain of its employees. The Company uses its fiscal year end as the measurement date for the plans.

The following table provides a reconciliation of the changes in the plans’ benefit obligations and fair value of assets over the two-year period ended September 30, 2011, and a statement of the funded status and amounts recognized in the consolidated balance sheets as of September 30 of both years.

	Pension Benefits		Other Benefits
	2011	2010	2011	2010

Change in benefit obligation
Benefit obligation at beginning of year	$251.2	$221.9	$100.4	$88.3
Service cost	6.1	6.7	2.6	2.9
Interest cost	13.0	13.1	5.4	5.2
Plan participants’ contributions	.8	.8	—	—
Actuarial loss	24.8	18.3	19.9	5.7
Benefits paid	(11.4)	(9.9)	(1.7)	(2.9)
Medicare reimbursements	—	—	.2	.2
Amendments	—	.2	—	.9
Curtailments	(7.0)	—	—	—
Currency translation	(.1)	.1	(.1)	.1

Benefit obligation at end of year	$277.4	$251.2	$126.7	$100.4

Change in fair value of plan assets
Fair value of plan assets at beginning of year	$212.9	$172.4	$—	$—
Actual return on plan assets	17.3	18.0	—	—
Employer contributions	21.7	31.6	1.5	2.7
Plan participants’ contributions	.8	.8	—	—
Medicare reimbursements	—	—	.2	.2
Benefits paid	(11.4)	(9.9)	(1.7)	(2.9)
Currency translation	(.1)	—	—	—

Fair value of plan assets at end of year	$241.2	$212.9	$—	$—

Funded status	$(36.2)	$(38.3)	$(126.7)	$(100.4)

Amounts recognized in assets or liabilities
Other current liabilities	$(.6)	$(.6)	$(2.8)	$(2.5)
Other liabilities	(35.6)	(37.7)	(123.9)	(97.9)

Net amount recognized	$(36.2)	$(38.3)	$(126.7)	$(100.4)

Amounts recognized in accumulated other comprehensive loss
Net actuarial loss	$93.5	$79.1	$32.0	$12.3
Prior service cost (credit)	2.1	2.5	(3.8)	(4.9)

Total	$95.6	$81.6	$28.2	$7.4

Weighted-average assumptions used to determine benefit obligation
Discount rate	4.80%	5.40%	5.03%	5.40%
Rate of compensation increase	3.00%	3.25%	3.00%	3.25%

The accumulated benefit obligation exceeded the fair value of plan assets for each pension plan, and the aggregate accumulated benefit obligation for pension plans was $268.2 at September 30, 2011 and $231.9 at September 30, 2010.

The following tables provide the components of net periodic benefit cost for the plans and amounts recognized in other comprehensive income. The estimated net actuarial loss and prior service cost expected to be reclassified from accumulated other comprehensive loss into net periodic benefit cost during 2012 related to pension is $6.9 and $.4, respectively. The corresponding amounts related to other benefits are $1.6 and a credit of $1.1, respectively.

	Pension Benefits			Other Benefits
	2011	2010	2009	2011	2010	2009
Components of net periodic benefit cost
Service cost	$6.1	$6.7	$5.1	$2.6	$2.9	$3.2
Interest cost	13.0	13.1	12.6	5.4	5.2	6.0
Expected return on plan assets	(18.8)	(16.0)	(15.2)	—	—	—
Recognized net actuarial loss	5.0	3.8	.3	.2	—	—
Recognized prior service cost (credit)	.4	.3	.3	(1.1)	(1.3)	—

Net periodic benefit cost	$5.7	$7.9	$3.1	$7.1	$6.8	$9.2

Weighted-average assumptions used to determine net benefit cost
Discount rate	5.40%	6.00%	7.30%	5.40%	6.00%	7.30%
Rate of compensation increase	3.25%	3.25%	3.25%	3.25%	3.25%	3.25%
Expected return on plan assets	8.75%	8.75%	8.75%	n/a	n/a	n/a

Changes in plan assets and benefit obligation recognized in other comprehensive income
Net loss	$19.3	$16.3	$32.8	$19.9	$5.7	$7.1
Recognized loss	(5.0)	(3.8)	(.3)	(.2)	—	—
Prior service cost (credit)	—	.2	3.0	—	.9	(7.1)
Recognized prior service (cost) credit	(.4)	(.3)	(.3)	1.1	1.3	—

Total recognized in other comprehensive income (before tax effects)	$13.9	$12.4	$35.2	$20.8	$7.9	$—

The expected return on pension plan assets was determined based on historical and expected future returns of the various asset classes, using the target allocation. The broad target allocations are 50% equity securities (comprised of 27.5% U.S. equities and 22.5% foreign equities), 40% fixed income securities, and 10% real assets. At September 30, 2011, equity securities were 49%, fixed income securities were 42%, real assets were 7%, and other was 2% of the fair value of total plan assets, approximately 78% of which was invested in passive index funds. At September 30, 2010, equity securities were 71% and fixed income securities were 27%, and other was 2% of the fair value of total plan assets, approximately 90% of which was invested in passive index funds. The allocation guidelines were established based on the Company’s determination of the appropriate risk posture and long-term objectives.

The following table represents the pension plan’s assets measured at fair value on a recurring basis and the basis for that measurement (for more information on the fair value framework in ASC Topic 820, refer to Note 14):

	September 30, 2011				September 30, 2010
	Total	Level 1	Level 2	Level 3	Total	Level 2	Level 3
Mutual funds:
Equities	$117.5	$—	$117.5	$—	$151.0	$151.0	$—
Fixed income	100.6	—	100.6	—	57.3	57.3	—
Real assets	17.1	—	17.1	—	—	—	—

	235.2	—	235.2	—	208.3	208.3	—
Cash & cash equivalents	.6	.6	—	—	—	—	—
Partnership/joint venture interests	5.4	—	—	5.4	4.6	—	4.6

	$241.2	$.6	$235.2	$5.4	$212.9	$208.3	$4.6

The fair value of mutual funds is based on net asset values of the shares held by the plan at year-end.

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

	September 30,
	2011	2010
Balance, beginning of year	$4.6	$3.5
Total gains or losses (realized/unrealized)	1.1	.7
Purchases, sales, issuances, and settlements, net	(.3)	.4

Balance, end of year	$5.4	$4.6

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

For September 30, 2011 measurement purposes, the assumed annual rate of increase in the future per capita cost of covered health care benefits related to domestic plans for 2012 was 10% and 7% for participants under the age of 65 and over the age of 65, respectively, declining gradually to an ultimate rate of 5% for 2022 and beyond. For September 30, 2011 measurement purposes, the assumed annual rate of increase in the future per capita cost of covered health care benefits related to Canadian plans for 2012 was 7.5%, declining gradually to an ultimate rate of 5% for 2022 and beyond. For September 30, 2010 measurement purposes, the assumed annual rate of increase in the future per capita cost of covered health care benefits was 8% for 2011, declining gradually to an ultimate rate of 5% for 2017 and beyond. A 1% change in assumed health care cost trend rates would result in the following changes in the accumulated postretirement benefit obligation and in the total service and interest cost components for fiscal 2011.

	Increase	Decrease
Effect on postretirement benefit obligation	$23.1	$(18.6)
Effect on total service and interest cost	1.6	(1.3)

As of September 30, 2011, expected future benefit payments and related federal subsidy receipts (Medicare Part D) in the next ten fiscal years were as follows:

	2012	2013	2014	2015	2016	2017- 2021
Pension benefits	$10.7	$11.1	$11.9	$13.0	$13.9	$82.3
Other benefits	3.0	3.1	3.4	3.8	4.2	37.5
Subsidy receipts	.2	.2	.2	.2	.2	2.0

Other than those made as benefit payments in unfunded plans and participant contributions, no significant contributions are currently expected to be paid to the plans during fiscal 2012.

In addition to the defined benefit plans described above, Ralcorp sponsors defined contribution [401(k)] plans under which it makes matching and profit sharing contributions. The costs of these plans were $11.8, $11.2, and $9.4 for the years ended September 30, 2011, 2010, and 2009, respectively. The Company also contributed $1.1, $1.1, and $1.4 to multiemployer pension plans in each of these years, respectively.

NOTE 18 – SHAREHOLDERS’ EQUITY

In fiscal 2011, 12,248 shares were forfeited back to the Company in satisfaction of required taxes to be withheld by federal, state, and local governments in connection with the vesting of employee restricted stock awards. During fiscal 2010, the Company repurchased 2,000,000 shares of its common stock at a total cost of $115.5.

The Company has not issued any shares of preferred stock. The terms of any series of preferred stock (including but not limited to the dividend rate, voting rights, convertibility into other Company securities, and redemption) may be set by the Company’s Board of Directors.

At September 30, 2011, accumulated other comprehensive loss included a $21.3 net loss on cash flow hedging instruments after taxes and $75.9 in net postretirement benefit liability adjustments after taxes (see Note 17), partially offset by an $16.5 foreign currency translation adjustment. At September 30, 2010, accumulated other comprehensive loss included a $2.6 net loss on cash flow hedging instruments after taxes and $53.7 in net postretirement benefit liability adjustments after taxes, partially offset by a $20.4 foreign currency translation adjustment.

On May 4, 2011, the Company’s Board of Directors declared a dividend distribution of one preferred stock purchase right (Right) for each outstanding share of the Company’s common stock. Each Right entitles a shareholder to purchase from the Company one one-ten thousandth of a share of Series E Junior Participating Cumulative Preferred Stock, par value $0.01 per share, at an exercise price of $200 per share subject to antidilution adjustments. The Rights, however, become exercisable only at the time a person or group acquires, or commences a public tender offer for, 10% or more of the Company’s common stock. If an acquiring person or group acquires 10% or more of the Company’s common stock, each Right would entitle the holder to acquire such number of shares of the Company’s common stock as shall equal the result obtained by multiplying the then current purchase price by the number of one one-ten thousandths of a share of preferred stock for which a Right is then exercisable and dividing that product by 50% of the then current per share market price of the Company’s common stock. In the event that the Company merges with, or transfers 50% or more of its assets or earning power to, any person or group after the Rights become exercisable, each Right would entitle the holders to receive such number of shares of the acquiring company’s common stock as shall be equal to the result obtained by multiplying the then current purchase price by the number of one one-ten thousandths of a share of preferred stock for which a Right is then exercisable and dividing that product by 50% of the then current market price per share of the common stock of the acquiring company on the date of such merger or other business combination transaction. The Rights can be redeemed by the Board of Directors at $.001 per Right. The redemption of the Rights may be made effective at such time, on such basis, in such form, and with such conditions as the Board of Directors in its sole discretion may establish. Immediately upon any redemption of the Rights, the right to exercise the Rights will terminate and the only right of the holders of the Rights will be to receive the redemption price. The Rights expire on May 4, 2014.

NOTE 19 – STOCK-BASED COMPENSATION PLANS

On February 8, 2007, the Company’s shareholders adopted the 2007 Incentive Stock Plan. Effective October 1, 2008, it was amended and restated to reflect requirements of Section 409A. The 2007 Incentive Stock Plan became the Amended and Restated 2007 Incentive Stock Plan (Plan), which reserves shares to be used for various stock-based compensation awards and replaces the 2002 Incentive Stock Plan. The Plan provides that eligible employees may receive stock option awards, stock appreciation rights and other stock awards payable in whole or part by the issuance of stock. At September 30, 2011, 2,457,679 shares were available for future awards under the Plan, excluding the potential reduction due to future exercises of stock appreciation rights, grants of restricted stock units, or future distributions from deferred compensation plans (discussed herein). The Company uses treasury shares for restricted stock grants and to settle stock-settled stock appreciation rights and stock options exercised. The Company paid $1.0, $1.6, and zero for stock-based liabilities in the years ended September 30, 2011, 2010, and 2009, respectively.

Total compensation cost for stock-based compensation awards recognized in the years ended September 30, 2011, 2010, and 2009 was $16.4, $17.9, and $13.4, respectively, and the related recognized deferred tax benefit for each of those years was $5.9, $7.0, and $5.3, respectively. As of September 30, 2011, the total compensation cost related to nonvested awards not yet recognized was $19.4, which is expected to be recognized over a weighted average period of 2.3 years.

Stock Appreciation Rights

Information about the Company’s stock-settled stock appreciation rights (SARs) is summarized in the following table. Upon exercise of each right, the holder of stock-settled SARs will receive the number of shares of Ralcorp common stock equal in value to the difference between the exercise price and the fair market value at the date of exercise, less all applicable taxes. The total intrinsic value of SARs exercised was $3.0, $.3, and $.2 in fiscal 2011, 2010, and 2009, respectively.

	Stock-Settled Stock Appreciation Rights	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2010	2,737,553	$55.58
Granted	35,000	62.41
Exercised	(128,206)	51.85
Forfeited	(53,001)	59.85

Outstanding at September 30, 2011	2,591,346	55.77	7.0 years	$54.3

Vested and expected to vest as of September 30, 2011	2,559,441	55.72	7.0 years	53.7

Exercisable at September 30, 2011	1,172,833	51.81	5.5 years	29.2

In September 2010, the Company granted cash-settled SARs for the first time. Upon exercise of each right, the holder of cash-settled SARs will receive cash equal in value to the difference between the exercise price and the fair market value at the date of exercise, less all applicable taxes. Information about the Company’s cash-settled SARs is summarized in the following table.

	Cash-Settled Stock Appreciation Rights	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2010	51,000	$57.45
Granted	—	—
Exercised	(1,500)	57.45
Forfeited	(2,000)	57.45

Outstanding at September 30, 2011	47,500	57.45	8.6 years	$914.9

Vested and expected to vest as of September 30, 2011	44,965	57.45	8.6 years	866.0

Exercisable at September 30, 2011	2,000	57.45	0.2 years	38.5

The fair value of each SAR was estimated on the date of grant using the Black-Scholes valuation model, which uses assumptions of expected option life (term), expected stock price volatility, risk-free interest rate, and expected dividends. The expected option life, or expected term, is estimated based on the award’s vesting period and contractual term, along with historical exercise behavior on similar awards. Expected volatilities are based on historical volatility trends and other factors. The risk-free rate is the interpolated grant date U.S. Treasury rate for a term equal to the expected option life. Cash-settled SARs are liability-classified awards that must be remeasured at fair value at the end of each reporting period, and cumulative compensation cost recognized to date must be trued up each reporting period for changes in fair value prorated for the portion of the requisite service period rendered. The corresponding weighted average assumptions and fair values were as follows:

	Stock-Settled SARs Granted [Fair Value at Grant Date]			Cash-Settled SARs Outstanding [Fair Value at Year End]
	2011	2010	2009	2011	2010	2009
Expected term	6.0 years	6.1 years	7.0 years	5.0 years	6.0 years	n/a
Expected stock price volatility	30.0%	30.4%	30.5%	30.0%	30.0%	n/a
Risk-free interest rate	1.74%	2.07%	2.70%	0.96%	1.58%	n/a
Expected dividends	0%	0%	0%	0%	0%	n/a
Fair value (per right)	$20.26	$19.19	$22.68	$30.27	$19.16	n/a

Stock Options

Changes in nonqualified stock options outstanding are summarized in the following table. Most of the options were exercisable beginning from three to six years after date of grant and have a maximum term of ten years. All of the outstanding options were vested and exercisable as of September 30, 2011.

	Shares Under Option	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2010	743,526	$29.62
Granted	—	—
Exercised	(268,902)	28.52
Forfeited	—	—

Outstanding at September 30, 2011	474,624	30.24	2.0 years	$22.1

The fair value of each option was estimated on the date of grant using the Black-Scholes valuation model, as described under the heading “Stock Appreciation Rights” above. The total intrinsic value of stock options exercised was $12.9, $9.9, and $17.0, in fiscal 2011, 2010, and 2009, respectively.

Restricted Stock Awards

Information about the Company’s restricted stock awards (nonvested shares and stock units) is summarized in the following table. Of the awards nonvested at September 30, 2011, 100,000 are restricted stock units which entitle awardees to receive the same number of shares upon vesting. The rest of the restricted stock awards are nonvested shares of stock. Approximately 114,755, 41,255, 156,833, 13,833, and 13,834 shares/units are scheduled to vest in fiscal 2012, 2013, 2014, 2015, and 2016, respectively, but would vest immediately in the event of a qualifying retirement or involuntary termination (other than for cause). The grant date fair value of each award is initially recorded as a reduction of shareholders’ equity and amortized on a straight-line basis over the expected vesting period. The total vest date fair value of restricted stock awards that vested during fiscal 2011, 2010, and 2009 was $5.8, $.4, and $.9, respectively.

	Number	Weighted Average Grant Date Fair Value Per Share
Nonvested at September 30, 2010	436,765	$53.25
Granted	766	65.23
Vested	(84,521)	49.88
Forfeited	(12,500)	56.27

Nonvested at September 30, 2011	340,510	54.00

Other Stock-Based Compensation Awards

On August 4, 2008, the Company granted a restricted incentive award to certain Post Foods employees. The award, which was paid in cash on August 4, 2011, was equal to the value of 10,800 shares of the Company’s stock at the payment date. In the fourth quarter of fiscal 2010, the Company granted similar awards to certain AIPC and Post Foods employees, which will be paid in cash in the fourth quarter of fiscal 2013 (based on 40,553 shares for awards outstanding as of September 30, 2011). On September 21, 2011, the Company granted similar awards based on a total of 12,500 shares to a corporate officer, which will be paid in cash in the third quarter of fiscal 2012. For each grant, the estimated fair value of the payout is accrued on a straight-line basis over the period from the grant date to the payout date. Related expense recorded for fiscal 2011, 2010, and 2009 was $2.3, $.2, and $.3, respectively.

On September 25, 2008, the Board of Directors approved a long-term cash incentive award for the corporate officers, which was tied to stock price improvements. The estimated fair value of the payout (based upon the Company’s periodic assessments of the likelihood of the achievement of stock price targets) was being accrued on a straight-line basis over the period from September 25, 2008 to December 30, 2010. The stock price targets were not achieved, so all previously recorded accruals were ultimately reversed. Related expense recorded for fiscal 2011, 2010, and 2009 was zero, $(1.0), and $1.0, respectively.

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

Matching contributions related to these deferred compensation plans resulted in additional compensation expense of approximately $.5 annually for fiscal 2011, 2010, and 2009. Market adjustments to the liability and investment related to these plans resulted in pretax expense of $2.7 for fiscal 2011, a pretax gain of $.1 for fiscal 2010, and a pretax gain of $1.3 for fiscal 2009.

NOTE 20 – SEGMENT INFORMATION

Management evaluates each segment’s performance based on its segment profit, which is its operating profit before impairments of intangible assets, costs related to plant closures, and other unallocated corporate income and expenses.

The accounting policies of the segments are the same as those described in Note 1. The Company’s revenues were primarily generated by sales within the United States (U.S.); foreign (primarily Canadian) sales were approximately 7% of total net sales. Sales are characterized as U.S. or foreign based on the address to which the product is shipped. As of September 30, 2011, all of the Company’s long-lived assets were located in the U.S. except for property located in Canada and Italy with a net carrying value of approximately $118.7. There were no material intersegment revenues (approximately 1% of total net sales). In fiscal 2011, 2010, and 2009, one customer accounted for $855.2, $724.8, and $738.7, respectively, or approximately 17-19%, of total net sales. Each of the segments sells products to this major customer.

The following tables present information about the Company’s operating segments, which are also its reportable segments. Note that “Additions to property and intangibles” excludes additions through business acquisitions (see Note 3).

	2011	2010	2009
Net sales
Branded Cereal Products	$953.8	$987.5	$1,070.6
Other Cereal Products	838.5	799.7	803.3
Snacks, Sauces & Spreads	1,602.7	1,461.6	1,323.2
Frozen Bakery Products	768.6	698.3	694.8
Pasta	577.4	101.4	—

Total	$4,741.0	$4,048.5	$3,891.9

Segment operating profit
Branded Cereal Products	$206.0	$220.6	$250.6
Other Cereal Products	86.3	90.3	92.0
Snacks, Sauces & Spreads	135.5	152.6	117.6
Frozen Bakery Products	88.0	80.8	69.1
Pasta	126.1	21.6	—

Total segment operating profit	641.9	565.9	529.3
Interest expense, net	(134.0)	(107.8)	(99.0)
Adjustments for economic hedges	(28.9)	—	—
Post separation costs	(2.8)	—	—
Merger and integration costs	(2.5)	(33.1)	(32.0)
Accelerated amortization of intangible assets	(5.0)	—	—
Impairment of intangible assets	(503.5)	(39.9)	—
Provision for legal settlement	(2.5)	(7.5)	—
Amounts related to plant closures	(4.1)	(2.5)	(.5)
Gain on forward sale contracts	—	—	17.6
Gain on sale of securities	—	—	70.6
Stock-based compensation expense	(16.4)	(17.9)	(13.4)
Systems upgrade and conversion costs	(7.7)	(9.6)	(.5)
Other unallocated corporate expenses	(38.7)	(33.5)	(34.6)

(Loss) earnings before income taxes and equity earnings	$(104.2)	$314.1	$437.5

Additions to property and intangibles
Branded Cereal Products	$14.7	$24.3	$36.8
Other Cereal Products	14.5	15.6	13.8
Snacks, Sauces & Spreads	58.7	50.9	29.6
Frozen Bakery Products	21.3	23.7	12.3
Pasta	20.9	2.8	—
Corporate	11.0	11.6	22.5

Total	$141.1	$128.9	$115.0

Depreciation and amortization
Branded Cereal Products	$58.7	$55.4	$50.6
Other Cereal Products	21.2	21.3	20.7
Snacks, Sauces & Spreads	41.0	36.2	31.1
Frozen Bakery Products	39.4	36.7	35.4
Pasta	52.2	8.7	—
Corporate	14.0	8.5	6.9

Total	$226.5	$166.8	$144.7

Assets, end of year
Branded Cereal Products	$2,670.6	$3,271.3	$3,351.7
Other Cereal Products	263.4	268.7	269.5
Snacks, Sauces & Spreads	799.0	760.0	604.0
Frozen Bakery Products	712.9	743.4	723.9
Pasta	1,463.0	1,456.6	—

Total segment assets	5,908.9	6,500.0	4,949.1
Cash & Cash Equivalents	50.0	29.3	282.8
Investment in Ralcorp Receivables Corporation	—	137.8	134.4
Other unallocated corporate assets	374.3	137.8	85.9

Total	$6,333.2	$6,804.9	$5,452.2

NOTE 21 – QUARTERLY FINANCIAL DATA (UNAUDITED)

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

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
Fiscal 2011
Net sales	$1,173.3	$1,172.6	$1,171.9	$1,223.2	$4,741.0
Gross profit	318.0	340.0	289.7	295.1	1,242.8
Adjustments for economic hedges	4.8	6.0	(21.2)	(18.5)	(28.9)
Post separation costs	—	—	—	(2.8)	(2.8)
Merger and integration costs	(.2)	(.1)	(1.2)	(1.0)	(2.5)
Impairment of intangible assets	—	—	(32.1)	(471.4)	(503.5)
Provision for legal settlement	(2.5)	—	—	—	(2.5)
Amounts related to plant closures	(.2)	(.2)	(2.4)	(1.3)	(4.1)
Net earnings (loss)	71.3	83.3	28.3	(370.1)	(187.2)
Diluted earnings (loss) per share	1.28	1.50	.50	(6.72)	(3.41)

Fiscal 2010
Net sales	$991.9	$965.0	$962.4	$1,129.2	$4,048.5
Gross profit	272.8	266.4	245.3	292.4	1,076.9
Merger and integration costs	(.6)	(4.5)	(13.5)	(14.5)	(33.1)
Impairment of intangible assets	—	(20.5)	—	(19.4)	(39.9)
Provision for legal settlement	—	—	—	(7.5)	(7.5)
Amounts related to plant closures	(.7)	(.1)	(.2)	(1.5)	(2.5)
Net earnings	67.2	46.7	53.0	41.9	208.8
Diluted earnings per share	1.19	.84	.95	.76	3.74

NOTE 22 – CONDENSED FINANCIAL STATEMENTS OF GUARANTORS

As described in Note 15, in August 2009 and July 2010, the Company issued a total of $750.0 of Senior Notes which are publicly tradable. The notes are fully and unconditionally guaranteed on a joint and several basis by most of Ralcorp’s domestic subsidiaries (Guarantor Subsidiaries), each of which is wholly owned, directly or indirectly, by Ralcorp Holdings, Inc. (Parent Company). The guarantees are subject to release in limited circumstances (only upon the occurrence of certain customary conditions). In addition, such securities are collateralized by 65% of the stock of Ralcorp’s indirectly wholly owned foreign subsidiaries. The notes are not guaranteed by the foreign subsidiaries and a few of Ralcorp’s wholly owned domestic subsidiaries (Non-Guarantor Subsidiaries).

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

Condensed Consolidating Statements of Operations

	Year Ended September 30, 2011
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Sales	$529.3	$4,000.9	$361.9	$(151.1)	$4,741.0
Other intercompany revenues	1.8	11.0	65.7	(78.5)	—
Cost of goods sold	(420.4)	(2,917.3)	(311.6)	151.1	(3,498.2)

Gross Profit	110.7	1,094.6	116.0	(78.5)	1,242.8
Selling, general and administrative expenses	(134.4)	(495.0)	(67.5)	78.5	(618.4)
Amortization of intangible assets	(10.7)	(61.4)	(6.1)	—	(78.2)
Impairment of intangible assets	—	(503.5)	—	—	(503.5)
Other operating expenses, net	(3.6)	(6.4)	(2.9)	—	(12.9)

Operating (Loss) Profit	(38.0)	28.3	39.5	—	29.8
Interest (expense) income, net	(136.8)	.6	2.2	—	(134.0)

(Loss) Earnings before Income Taxes and Equity Earnings	(174.8)	28.9	41.7	—	(104.2)
Income taxes	83.1	(149.6)	(16.5)	—	(83.0)

(Loss) Earnings before Equity Earnings	(91.7)	(120.7)	25.2	—	(187.2)
Equity in (loss) earnings of subsidiaries	(95.5)	1.5	—	94.0	—

Net (Loss) Earnings	$(187.2)	$(119.2)	$25.2	$94.0	$(187.2)

	Year Ended September 30, 2010
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Sales	$516.3	$3,432.3	$217.1	$(117.2)	$4,048.5
Other intercompany revenues	1.8	5.9	60.8	(68.5)	—
Cost of goods sold	(386.6)	(2,502.2)	(200.0)	117.2	(2,971.6)

Gross Profit	131.5	936.0	77.9	(68.5)	1,076.9
Selling, general and administrative expenses	(139.2)	(391.7)	(65.7)	68.5	(528.1)
Amortization of intangible assets	(6.3)	(38.9)	(4.1)	—	(49.3)
Impairment of intangible assets	—	(39.9)	—	—	(39.9)
Other operating expenses, net	(23.7)	(13.6)	(.4)	—	(37.7)

Operating Profit	(37.7)	451.9	7.7	—	421.9
Interest (expense) income, net	(110.4)	.2	2.4	—	(107.8)

Earnings before Income Taxes and Equity Earnings	(148.1)	452.1	10.1	—	314.1
Income taxes	32.7	(133.7)	(4.3)	—	(105.3)

Earnings before Equity Earnings	(115.4)	318.4	5.8	—	208.8
Equity in earnings of subsidiaries	324.2	(10.2)	—	(314.0)	—

Net Earnings	$208.8	$308.2	$5.8	$(314.0)	$208.8

	Year Ended September 30, 2009
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Sales	$544.5	$3,275.2	$181.4	$(109.2)	$3,891.9
Other intercompany revenues	1.9	6.0	32.9	(40.8)	—
Cost of goods sold	(409.5)	(2,384.1)	(149.7)	109.2	(2,834.1)

Gross Profit	136.9	897.1	64.6	(40.8)	1,057.8
Selling, general and administrative expenses	(152.6)	(408.3)	(44.2)	40.8	(564.3)
Amortization of intangible assets	(5.6)	(35.1)	(1.6)	—	(42.3)
Other operating expenses, net	(.6)	(2.0)	(.3)	—	(2.9)

Operating Profit	(21.9)	451.7	18.5	—	448.3
Interest (expense) income, net	(101.7)	(1.2)	3.9	—	(99.0)
Gain on forward sale contracts	—	17.6	—	—	17.6
Gain on sale of securities	—	70.6	—	—	70.6

Earnings before Income Taxes and Equity Earnings	(123.6)	538.7	22.4	—	437.5
Income taxes	15.3	(167.8)	(4.4)	—	(156.9)

Earnings before Equity Earnings	(108.3)	370.9	18.0	—	280.6
Equity in earnings of subsidiaries	398.7	2.6	—	(401.3)	—
Equity in earnings of Vail Resorts, Inc., net of related deferred income taxes	—	9.8	—	—	9.8

Net Earnings	$290.4	$383.3	$18.0	$(401.3)	$290.4

Condensed Consolidating Balance Sheets

	September 30, 2011
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current Assets
Cash and cash equivalents	$2.5	$—	$50.8	$(3.3)	$50.0
Marketable securities	8.2	—	—	—	8.2
Receivables, net	57.5	70.0	284.7	(1.8)	410.4
Inventories	65.2	395.3	30.2	—	490.7
Deferred income taxes	14.4	4.8	.4	—	19.6
Prepaid expenses and other current assets	3.4	10.3	2.1	—	15.8

Total Current Assets	151.2	480.4	368.2	(5.1)	994.7
Intercompany Notes and Interest	—	88.8	130.7	(219.5)	—
Investment in Subsidiaries	4,921.9	267.7	—	(5,189.6)	—
Property	252.5	1,488.8	228.1	—	1,969.4
Accumulated Depreciation	(177.1)	(541.9)	(55.1)	—	(774.1)
Goodwill	—	2,491.0	99.1	—	2,590.1
Other Intangible Assets	66.3	1,639.2	70.7	—	1,776.2
Accumulated Amortization	(40.8)	(203.2)	(15.7)	—	(259.7)
Other Assets	11.5	24.9	.2	—	36.6

Total Assets	$5,185.5	$5,735.7	$826.2	$(5,414.2)	$6,333.2

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts and notes payable	$74.7	$201.8	$146.8	$(5.1)	$418.2
Other current liabilities	150.9	84.5	18.3	—	253.7

Total Current Liabilities	225.6	286.3	165.1	(5.1)	671.9
Intercompany Notes and Interest	115.6	15.1	88.8	(219.5)	—
Long-term Debt	2,172.5	—	—	—	2,172.5
Deferred Income Taxes	(141.0)	765.5	11.1	—	635.6
Other Liabilities	193.6	3.2	37.2	—	234.0

Total Liabilities	2,566.3	1,070.1	302.2	(224.6)	3,714.0

Shareholders’ Equity
Common stock	.6	—	—	—	.6
Other shareholders’ equity	2,618.6	4,665.6	524.0	(5,189.6)	2,618.6

Total Shareholders’ Equity	2,619.2	4,665.6	524.0	(5,189.6)	2,619.2

Total Liabilities and Shareholders’ Equity	$5,185.5	$5,735.7	$826.2	$(5,414.2)	$6,333.2

	September 30, 2010
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current Assets
Cash and cash equivalents	$.6	$.3	$28.4	$—	$29.3
Marketable securities	10.0	—	—	—	10.0
Investment in Ralcorp Receivables Corporation	180.0	—	—	(42.2)	137.8
Receivables, net	18.2	182.0	173.8	(140.6)	233.4
Inventories	67.6	329.3	28.2	—	425.1
Deferred income taxes	2.1	9.1	(.6)	—	10.6
Prepaid expenses and other current assets	17.4	10.0	3.4	—	30.8

Total Current Assets	295.9	530.7	233.2	(182.8)	877.0
Intercompany Notes and Interest	—	20.8	98.1	(118.9)	—
Investment in Subsidiaries	5,342.7	347.2	—	(5,689.9)	—
Property	239.4	1,392.9	226.2	—	1,858.5
Accumulated Depreciation	(165.7)	(436.8)	(37.0)	—	(639.5)
Goodwill	—	2,844.7	101.0	—	2,945.7
Other Intangible Assets	57.5	1,779.3	72.0	—	1,908.8
Accumulated Amortization	(34.9)	(136.6)	(10.3)	—	(181.8)
Other Assets	35.1	1.0	.1	—	36.2

Total Assets	$5,770.0	$6,343.2	$683.3	$(5,991.6)	$6,804.9

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts and notes payable	$64.3	$178.6	$39.4	$(2.8)	$279.5
Other current liabilities	248.9	84.5	14.2	—	347.6

Total Current Liabilities	313.2	263.1	53.6	(2.8)	627.1
Intercompany Notes and Interest	83.0	15.1	20.8	(118.9)	—
Long-term Debt	2,464.9	—	—	—	2,464.9
Deferred Income Taxes	(81.0)	753.2	12.9	—	685.1
Other Liabilities	160.7	7.8	30.1	—	198.6

Total Liabilities	2,940.8	1,039.2	117.4	(121.7)	3,975.7

Shareholders’ Equity
Common stock	.6	—	—	—	.6
Other shareholders’ equity	2,828.6	5,304.0	565.9	(5,869.9)	2,828.6

Total Shareholders’ Equity	2,829.2	5,304.0	565.9	(5,869.9)	2,829.2

Total Liabilities and Shareholders’ Equity	$5,770.0	$6,343.2	$683.3	$(5,991.6)	$6,804.9

Condensed Consolidating Statements of Cash Flows

	Year Ended September 30, 2011
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Cash Provided by Operating Activities	$65.0	$532.0	$(88.0)	$(3.3)	$505.7

Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	—	—	—	—	—
Additions to property and intangible assets	(19.9)	(114.5)	(6.7)	—	(141.1)
Proceeds from sale of property	—	.5	—	—	.5
Purchases of securities	(21.6)	—	—	—	(21.6)
Proceeds from sale or maturity of securities	23.4	—	—	—	23.4
Intercompany investments and advances	401.5	(415.3)	13.8	—	—

Net Cash Provided (Used) by Investing Activities	383.4	(529.3)	7.1	—	(138.8)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	—	—	—	—	—
Repayments of long-term debt	(49.7)	—	—	—	(49.7)
Net borrowings under credit arrangements	(403.5)	—	105.0	—	(298.5)
Purchase of treasury stock	(1.5)	—	—	—	(1.5)
Proceeds and tax benefits from exercise of stock awards	13.5	—	—	—	13.5
Changes in book cash overdrafts	(5.3)	(2.9)	—	—	(8.2)
Other, net	—	(.1)	—	—	(.1)

Net Cash (Used) Provided by Financing Activities	(446.5)	(3.0)	105.0	—	(344.5)

Effect of Exchange Rate Changes on Cash	—	—	(1.7)	—	(1.7)

Net Increase (Decrease) in Cash and Cash Equivalents	1.9	(.3)	22.4	(3.3)	20.7
Cash and Cash Equivalents, Beginning of Period	.6	.3	28.4	—	29.3

Cash and Cash Equivalents, End of Period	$2.5	$—	$50.8	$(3.3)	$50.0

	Year Ended September 30, 2010
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated

Net Cash Provided by Operating Activities	$200.4	$78.0	$23.5	$301.9

Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	(178.4)	(1,140.7)	7.1	(1,312.0)
Additions to property and intangible assets	(23.8)	(91.1)	(14.0)	(128.9)
Proceeds from sale of property	—	.4	.1	.5
Purchases of securities	(22.8)	—	—	(22.8)
Proceeds from sale or maturity of securities	24.8	—	—	24.8
Intercompany investments and advances	(1,129.9)	1,138.8	(8.9)	—

Net Cash Used by Investing Activities	(1,330.1)	(92.6)	(15.7)	(1,438.4)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	653.2	—	—	653.2
Repayments of long-term debt	(95.3)	—	—	(95.3)
Net borrowings under credit arrangements	423.4	—	—	423.4
Purchase of treasury stock	(115.5)	—	—	(115.5)
Proceeds and tax benefits from exercise of stock awards	9.4	—	—	9.4
Changes in book cash overdrafts	(8.4)	14.9	—	6.5
Other, net	—	(.2)	—	(.2)

Net Cash Provided by Financing Activities	866.8	14.7	—	881.5

Effect of exchange rate changes on cash	—	—	1.5	1.5

Net (Decrease) Increase in Cash and Cash Equivalents	(262.9)	.1	9.3	(253.5)
Cash and Cash Equivalents, Beginning of Period	263.5	.2	19.1	282.8

Cash and Cash Equivalents, End of Period	$.6	$.3	$28.4	$29.3

	Year Ended September 30, 2009
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Consolidated

Net Cash (Used) Provided by Operating Activities	$(148.3)	$458.7	$16.3	$326.7

Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	4.2	(59.2)	—	(55.0)
Additions to property and intangible assets	(33.2)	(71.5)	(10.3)	(115.0)
Proceeds from sale of property	—	.1	—	.1
Purchase of securities	(16.2)	—	—	(16.2)
Proceeds from sale or maturity of securities	13.5	82.4	—	95.9
Intercompany investments and advances	411.7	(416.2)	4.5	—

Net Cash Provided (Used) by Investing Activities	380.0	(464.4)	(5.8)	(90.2)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	400.0	—	—	400.0
Repayment of long-term debt	(389.7)	—	—	(389.7)
Net repayments under credit arrangements	(22.1)	—	—	(22.1)
Proceeds and tax benefits from exercise of stock awards	15.2	—	—	15.2
Change in book cash overdrafts	23.4	5.3	(.9)	27.8
Other, net	(1.0)	(.3)	—	(1.3)

Net Cash Provided (Used) by Financing Activities	25.8	5.0	(.9)	29.9

Effect of exchange rate changes on cash	—	—	2.3	2.3

Net Increase (Decrease) in Cash and Cash Equivalents	257.5	(.7)	11.9	268.7
Cash and Cash Equivalents, Beginning of Year	6.0	.9	7.2	14.1

Cash and Cash Equivalents, End of Year	$263.5	$.2	$19.1	$282.8

NOTE 23 – SUBSEQUENT AND PENDING EVENTS

On October 3, 2011, Ralcorp completed the acquisition of the North American private brand refrigerated dough business of Sara Lee Corp. The refrigerated dough business is a leading manufacturer and distributor of a full range of private brand refrigerated dough products in the U.S. To fund the $545 transaction, Ralcorp entered into a short-term financing arrangement that is expected to be repaid with a portion of the proceeds generated by financing to be incurred in connection with the separation of its Post cereals business (discussed in the following paragraph). The refrigerated dough business, which will operate as part of the Frozen Bakery Products segment, employs approximately 700 people and has manufacturing and distribution facilities in Carrollton, Texas and Forest Park, Georgia. Because the initial accounting for this business combination is incomplete, the Company cannot currently provide all of the disclosures required for a business combination. The identification and valuation of acquired intangible assets, the appraisal of acquired property, and other significant accounting analyses have not been completed. Therefore, the Company cannot currently determine and disclose the amounts recognized as of the acquisition date for each major class of assets acquired and liabilities assumed. Similarly, the Company cannot currently determine and disclose revenue and earnings of Ralcorp as though this business combination had occurred as of the beginning of each of the periods presented (supplemental pro forma information). Among other pro forma adjustments, the calculation of this supplemental pro forma information requires adjustments for amortization of intangible assets, which will be based upon the fair value and estimated useful lives of acquired intangible assets. While goodwill associated with the acquisition is expected to be attributable to the assembled workforce of the acquired business and the significant synergies and opportunities expected from the combination of the acquired business with existing Ralcorp businesses (especially the businesses in the Frozen Bakery Products segment), the amount of that goodwill has not yet been determined. Similarly, while goodwill is expected to be deductible for tax purposes, the amount of that goodwill for tax purposes has not yet been determined.

On July 14, 2011, Ralcorp announced that its board of directors agreed in principle to separate Ralcorp and Post (the Branded Cereal Products segment) in a tax-free spin-off to Ralcorp shareholders. At or prior to this transaction, Post is expected to issue debt, with a portion of the proceeds going to Ralcorp. This transaction remains subject to receipt of an Internal Revenue Service ruling, final approval by Ralcorp’s board of directors and other customary conditions, but is expected to be completed in the first half of fiscal 2012.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Co-Chief Executive Officers and its Chief Accounting Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of September 30, 2011. Based upon that evaluation, the Co-Chief Executive Officers and the Chief Accounting Officer have concluded that, as of September 30, 2011, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information that is required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (ii) is accumulated and communicated to the Company’s management, including its Co-Chief Executive Officers and its Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

The information regarding directors under the headings “Corporate Governance – Director Biographies,” “Board Meetings and Committees,” and “Security Ownership of Certain Shareholders – Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s 2012 Notice of Annual Meeting and Proxy Statement is hereby incorporated by reference. Information regarding Executive Officers of the Company is included under Item 1 of Part I.

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

Information appearing under the headings “Compensation of Officers and Directors,” “Compensation Committee Interlocks and Insider Participation” and “Corporate Governance and Compensation Committee Report” in the Company’s 2012 Notice of Annual Meeting and Proxy Statement is hereby incorporated by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The discussion of the security ownership of certain beneficial owners and management appearing under the headings “Security Ownership of Certain Shareholders” and equity compensation plan information under the heading “Equity Compensation Plan Information” in the Company’s 2012 Notice of Annual Meeting and Proxy Statement is hereby incorporated by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information appearing under the heading “Certain Relationships and Related Transactions” and “Corporate Governance – Director Independence” of the Company’s 2012 Notice of Annual Meeting and Proxy Statement is hereby incorporated by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the heading “Ratification of Appointment of Independent Registered Public Accounting Firm” in the Company’s 2012 Notice of Annual Meeting and Proxy Statement is hereby incorporated by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Documents filed as a part of this report:

1.	Financial Statements. The following are filed as a part of this document under Item 8.

•	Management’s Report on Internal Control over Financial Reporting

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Statements of Operations for years ended September 30, 2011, 2010 and 2009

•	Consolidated Balance Sheets at September 30, 2011 and 2010

•	Consolidated Statements of Cash Flows for years ended September 30, 2011, 2010 and 2009

•	Consolidated Statements of Shareholders’ Equity for the three years ended September 30, 2011

•	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules. None. Schedules not included have been omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits. See the Exhibit Index that appears at the end of this document and which is incorporated herein. Exhibits 10.13 through 10.68 are management compensation plans or arrangements.

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

December 14, 2011

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

Signature	Title	Date

/s/ KEVIN J. HUNT Kevin J. Hunt	Director and Co-Chief Executive Officer and President (Principal Executive Officer)	December 14, 2011

/s/ DAVID P. SKARIE David P. Skarie	Director and Co-Chief Executive Officer and President (Principal Executive Officer)	December 14, 2011

/s/ THOMAS G. GRANNEMAN Thomas G. Granneman	Corporate Vice President and Chief Accounting Officer (Principal Financial and Accounting Officer)	December 14, 2011

/s/ BENJAMIN OLA. AKANDE Benjamin Ola. Akande	Director	December 14, 2011

/s/ BILL G. ARMSTRONG Bill G. Armstrong	Director	December 14, 2011

/s/ DAVID R. BANKS David R. Banks	Director	December 14, 2011

/s/ JONATHAN E. BAUM	Director	December 14, 2011
Jonathan E. Baum

/s/ JACK W. GOODALL Jack W. Goodall	Director	December 14, 2011

/s/ DAVID W. KEMPER David W. Kemper	Director	December 14, 2011

/s/ J. PATRICK MULCAHY J. Patrick Mulcahy	Director	December 14, 2011

/s/ WILLIAM P. STIRITZ William P. Stiritz	Director	December 14, 2011

/s/ DAVID R. WENZEL David R. Wenzel	Director	December 14, 2011

EXHIBIT INDEX

Exhibit Number	Description of Exhibit

*2.1	RMT Transaction Agreement dated 11/15/07, by and among Kraft Foods Inc., Cable Holdco Inc., Ralcorp Holdings, Inc. and Ralcorp Mailman LLC (Filed as Exhibit 2.1 to the Company’s Form 8-K filed November 20, 2007)

*2.2	Agreement and Plan of Merger dated as of June 20, 2010, by and among American Italian Pasta Company, a Delaware corporation, Ralcorp Holdings, Inc., a Missouri corporation, and Excelsior Acquisition Co., a Delaware corporation and a wholly owned subsidiary of Ralcorp Holdings, Inc. (Filed as to Exhibit 2.1 to the Company’s Form 8-K filed June 21, 2010)

*2.3	Amendment to Agreement and Plan of Merger dated as of July 15, 2010, by and among American Italian Pasta Company, a Delaware corporation, Ralcorp Holdings, Inc., a Missouri corporation, and Excelsior Acquisition Co., a Delaware corporation and an indirect wholly owned subsidiary of Ralcorp Holdings, Inc. (Filed as Exhibit 2.1 to the Company’s Form 8-K filed July 16, 2010)

*2.4	Securities Purchase Agreement dated August 8, 2011 by and among Ralcorp Frozen Bakery Products, Inc., Ralcorp Holdings, Inc. and Sara Lee Corporation (Filed as Exhibit 2.1 to the Company’s Form 8- K filed August 12, 2011)

*3.1	Restated Articles of Incorporation of Ralcorp Holdings, Inc. (Filed as Exhibit 3.1 to the Company's Form 10-Q for the period ended December 31, 1996)

*3.2	Amended Bylaws of Ralcorp Holdings, Inc. (Filed as Exhibit 3.2 to the Company’s Form 8-K filed September 24, 2009)

*3.3	Certificate of Designations for Series E Junior Participating Cumulative Preferred Stock of Ralcorp Holdings, Inc. (Filed as Exhibit 3.2 to the Company’s Form 8-K filed May 4, 2011)

*4.1	Shareholder Protection Rights Agreement dated May 4, 2011, by and between Ralcorp Holdings, Inc. and Computershare Trust Company, N.A., as Rights Agent, which includes the Form of Right Certificate as Exhibit A and the Form of Certificate of Designations for Series E Junior Participating Cumulative Preferred Stock as Exhibit C. (Filed as Exhibit 4.1 to the Company’s Form 8-K filed May 4, 2011)

*4.2	Indenture, dated August 4, 2008, between Cable Holdco, Inc. and Deutsche Bank Trust Company Americas, as trustee (Filed as Exhibit 4.1 to the Company’s Form 8-K filed August 8, 2008)

*4.3	First Supplemental Indenture, dated August 4, 2008, by and between Ralcorp Mailman LLC and Deutsche Bank Trust Company Americas (Filed as Exhibit 4.2 to the Company’s form 8-K filed August 8, 2008)

*4.4	Second Supplemental Indenture, dated August 4, 2008, by and between Ralcorp Holdings, Inc. and Deutsche Bank Trust Company Americas (Filed as Exhibit 4.3 to the Company’s Form 8-K filed August 8, 2008)

*4.5	Indenture, dated as of August 14, 2009, by and among Ralcorp Holdings, Inc., the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee (Filed as Exhibit 4.1 to the Company’s Form 8-K filed August 17, 2009)

*4.6	Supplemental Indenture, dated as of August 14, 2009, by and among Ralcorp Holdings, Inc., the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee (Filed as Exhibit 4.2 to the Company’s Form 8-K filed August 17, 2009)

*4.7	Registration Rights Agreement, dated as of August 14, 2009 by and among Ralcorp Holdings, Inc., the guarantors named therein, and J.P. Morgan Securities Inc., and Banc of America Securities LLC, as representatives of the initial purchasers (Filed as Exhibit 4.3 to the Company’s Form 8-K filed August 17, 2009)

*4.8	Second Supplemental Indenture, dated as of July 26, 2010, by and among Ralcorp Holdings, Inc., the guarantors names therein and Deutsche Bank Trust Company Americas, as trustee (Filed as Exhibit 4.5 to the Company’s Form 8-K filed July 28, 2010)

Exhibit Number	Description of Exhibit

*10.1	Reorganization Agreement dated as of January 31, 1997 by and among Ralcorp Holdings, Inc., New Ralcorp Holdings, Inc., Ralston Foods, Inc., Chex, Inc. and General Mills, Inc. (Filed as Exhibit 10.2 to the Company’s Form 10-Q for the period ended December 31, 1996)

*10.2	Receivables Purchase Agreement dated as of September 25, 2001 among Ralcorp Receivables Corporation, Ralcorp Holdings, Inc., Falcon Asset Securitization Corporation and Bank One, N.A. (Filed as Exhibit 10.4 to the Company’s Form 10-K for the year ended September 30, 2001)

*10.3	Amendment No. 5 to Receivables Purchase Agreement dated as of September 25, 2001 among Ralcorp Receivables Corporation, Ralcorp Holdings, Inc., Falcon Asset Securitization Corporation and Bank One, N.A. dated October 20, 2005 (Filed as Exhibit 10.4 to the Company’s Form 10-K for the year ended September 30, 2005)

*10.4	Amendment No. 6 to Receivables Purchase Agreement dated October 19, 2006 among Ralcorp Holdings, Inc., Ralcorp Receivables Corporation, Falcon Asset Securitization Company LLC, formerly known as Falcon Asset Securitization Corporation and JPMorgan Chase Bank, N.A., successor by merger to Bank One, NA (Filed as Exhibit 10.1 to the Company’s Form 8-K filed October 25, 2006)

*10.5	Amendment No. 7 to Receivables Purchase Agreement dated October 18, 2007 among Ralcorp Holdings, Inc., Ralcorp Receivables Corporation, Falcon Asset Securitization Company LLC, formerly known as Falcon Asset Securitization Corporation and JPMorgan Chase Bank, N.A., successor by merger to Bank One, NA (Filed as Exhibit 10.6 to the Company’s Form 10-K dated November 29, 2007)

*10.6	Amendment No. 8 to Receivables Purchase Agreement dated October 18, 2007 among Ralcorp Holdings, Inc., Ralcorp Receivables Corporation, Falcon Asset Securitization Company LLC, formerly known as Falcon Asset Securitization Corporation and JPMorgan Chase Bank, N.A., successor by merger to Bank One, NA (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the period ended March 31, 2008)

*10.7	Amendment No. 9 to Receivables Purchase Agreement dated October 16, 2008 (Filed as Exhibit 10.1 to the Company’s Form 8-K filed October 16, 2008)

*10.8	Amendment No. 10 to Receivables Purchase Agreement dated October 15, 2009 (Filed as Exhibit 10.8 to the Company’s Form 10-K for the year ended September 30, 2009)

*10.9	Amended and Restated Receivables Purchase Agreement, dated as of November 4, 2010, among Ralcorp Holdings, Inc., Ralcorp Receivables Corporation, the Commercial Paper Conduits party thereto, the Committed Purchasers party thereto, the Funding Agents party thereto, and JPMorgan Chase Bank, N.A., as agent (Filed as Exhibit 10.1 to the Company’s Form 8-K filed November 9, 2010)

*10.10	Amended and Restated Receivables Sale Agreement, dated as of November 4, 2010, among the Originators party thereto and Ralcorp Receivables Corporation (Filed as Exhibit 10.2 to the Company’s Form 8-K filed November 9, 2010)

*10.11	Agreement and Plan of Merger dated as of August 13, 1996 by and among Ralcorp Holdings, Inc., General Mills, Inc. and General Mills Missouri, Inc. (Filed as Exhibit 2.6 to the Company’s Form 10 dated December 27, 1996)

*10.12	Stock Purchase Agreement by and among Vail Resorts, Inc., Ralston Foods, Inc. and Ralston Resorts, Inc. dated July 22, 1996 (Filed as Exhibit 10.10 to the Company’s Registration Statement on Form 10, dated December 27, 1996)

*10.13	Amended and Restated Incentive Stock Plan Effective October 1, 2008 (Filed as Exhibit 10.10 to the Company’s Form 10-K for the year ended September 30, 2008)

*10.14	Form of Amended and Restated Management Continuity Agreement for Corporate Officers (Filed as Exhibit 10.2 to the Company’s Form 10-Q for the period ended March 31, 2006)

*10.15	Form of Management Continuity Agreement for Co-Chief Executive Officers (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the period ended March 31, 2006)

Exhibit Number	Description of Exhibit

*10.16	Split Dollar Second to Die Life Insurance Arrangement (Filed as Exhibit 10.07 to the Company’s Registration Statement on Form 10 dated December 27, 1996)

*10.17	Amended and Restated Deferred Compensation Plan for Non-Management Directors Effective October 1, 2008. (Filed as Exhibit 10.17 to the Company’s Form 10-K for the year ended September 30, 2008)

*10.18	Amended and Restated Deferred Compensation Plan for Key Employees Effective October 1, 2008. (Filed as Exhibit 10.18 to the Company’s Form 10-K for the year ended September 30, 2008)

*10.19	Executive Health Plan Effective January 1, 2001 (Filed as Exhibit 10.20 to the Company’s Form 10-K for the year ended September 30, 2005)

*10.20	Amended and Restated Executive Long Term Disability Plan Effective October 1, 2005 (Filed as Exhibit 10.21 to the Company’s Form 10-K for the year ended September 30, 2005)

*10.21	Supplemental Retirement Plan (Filed as Exhibit 10.14 to the Company’s Registration Statement on Form 10 dated December 27, 1996)

*10.22	Amended and Restated Retired Executive Survivor Benefit Plan Effective October 1, 2005 (Filed as Exhibit 10.23 to the Company’s Form 10-K for the year ended September 30, 2005)

*10.23	Amended and Restated Executive Savings Investment Plan Effective October 1, 2008 (Filed as Exhibit 10.23 to the Company’s Form 10-K for the year ended September 30, 2008)

*10.24	Form of Indemnification Agreement for all Non-Management Directors of the Company (Filed as Exhibit 10.35 to the Company’s Form 10-K for the year ended September 30, 1999)

*10.25	Form of Indemnification Agreement for all Management Directors of the Company (Filed as Exhibit 10.36 to the Company’s Form 10-K for the year ended September 30, 1999)

*10.26	Form of Indemnification Agreement for all Corporate Officers who are not Directors of the Company (Filed as Exhibit 10.37 to the Company’s Form 10-K for the year ended September 30, 1999)

*10.27	Summary of Terms of 1999 Non-Qualified Stock Options (Filed as Exhibit 10.38 to the Company’s Form 10-K for the year ended September 30, 1999)

*10.28	Form of Non-Qualified Stock Option Agreement dated May 24, 2001 for each Non-Management Director (Filed as Exhibit 10.34 to the Company’s Form 10-K for the year ended September 30, 2001)

*10.29	Form of Non-Qualified Director Stock Option Agreement dated September 27, 2001 for each Non- Management Director (Filed as Exhibit 10.35 to the Company’s Form 10-K for the year ended September 30, 2001)

*10.30	Restricted Stock Award Agreement dated May 24, 2001 with William P. Stiritz (Filed as Exhibit 10.36 to the Company’s Form 10-K for the year ended September 30, 2001)

*10.31	Amended and Restated Ralcorp Holdings, Inc. 2002 Incentive Stock Plan Effective October 1, 2008 (Filed as Exhibit 10.32 to the Company’s Form 10-K for the year ended September 30, 2008)

*10.32	2002 Restricted Stock Award Agreement with William P. Stiritz granted January 2, 2002 (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the period ended March 31, 2002)

*10.33	Form of 2002 Non-Qualified Stock Option Agreement (Filed as Exhibit 10.2 to the Company’s Form 10-Q for the period ended March 31, 2002)

*10.34	Form of 2002 Non-Qualified Stock Option Agreement for Non-Management Directors (Filed as Exhibit 10.41 to the Company’s Form 10-K for the year ended September 30, 2002)

*10.35	2003 Restricted Stock Award Agreement with William P. Stiritz (Filed as Exhibit 10.42 to the Company’s Form 10-K for the year ended September 30, 2003)

*10.36	Form of 2003 Non-Qualified Stock Option Agreement (Filed as Exhibit 10.43 to the Company’s Form 10-K for the year ended September 30, 2003)

Exhibit Number	Description of Exhibit

*10.37	Form of 2003 Non-Qualified Stock Option Agreement for Non-Management Directors (Filed as Exhibit 10.44 to the Company’s Form 10-K for the year ended September 30, 2003)

*10.38	Restricted Stock Award Agreement dated January 2, 2004 with William P. Stiritz (Filed as Exhibit 10.42 to the Company’s Form 10-K for the year ended September 30, 2004)

*10.39	Form of Non-Qualified Stock Option Agreement dated February 5, 2004 (Filed as Exhibit 10.44 to the Company’s Form 10-K for the year ended September 30, 2004)

*10.40	Form of 2004 Long-Term Restricted Stock Award for Corporate Officers (Filed as Exhibit 99.1 to the Company’s Form 8-K dated as of September 29, 2004)

*10.41	Form of Director Non-Qualified Stock Option Agreement dated September 23, 2004 (Filed as Exhibit 99.1 to the Company’s Form 8-K dated September 29, 2004)

*10.42	Form of Non-Qualified Stock Option Agreement dated February 2, 2005 (Filed as Exhibit 10.2 to the Company’s Form 10-Q for the period ended March 31, 2005)

*10.43	Restricted Stock Award Agreement dated June 29, 2005 (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the period ended June 30, 2005)

*10.44	Form of Director Non-Qualified Stock Option Agreement dated September 29, 2005 (Filed as Exhibit 99.1 to the Company’s Form 8-K dated October 5, 2005)

*10.45	Form of Stock Appreciation Rights Agreement dated September 29, 2005 (Filed as Exhibit 10.48 to the Company’s Form 10-K for the year ended September 30, 2005)

*10.46	Restricted Stock Award Agreement dated January 3, 2006 with William P. Stiritz (Filed as Exhibit 99.1 to the Company’s Form 8-K dated January 5, 2006)

*10.47	Form of 2006 Non-Qualified Stock Option Agreement dated September 28, 2006 (Filed as Exhibit 99.1 to the Company’s Form 8-K filed October 4, 2006)

*10.48	Form of Stock Appreciation Rights – Summary of Terms (Filed as Exhibit 99.1 to the Company’s Form 8-K filed October 4, 2006)

*10.49	Restricted Stock Award Agreement dated January 3, 2007 with William P. Stiritz (Filed as Exhibit 99.1 to the Company’s Form 8-K dated January 8, 2007)

*10.50	Amended and Restated Ralcorp Holdings, Inc. 2007 Incentive Stock Plan Effective October 1, 2008 (Filed as Exhibit 10.52 to the Company’s Form 10-K for the year ended September 30, 2008)

*10.51	Long-Term Restricted Stock Awards dated March 30, 2007 granted to the Company’s named executive officers described in the Company’s 2006 Proxy Statement (Filed as Exhibit 99.1 to the Company’s Form 8-K filed September 29, 2004)

*10.52	Form of Stock Appreciation Rights Agreement dated September 27, 2007 (Summary of terms filed in the Company’s 8-K filed October 2, 2007)

*10.53	Form of 2007 Non-Employee Director Stock Appreciation Rights dated September 27, 2007 (Filed as Exhibit 99.1 to the Company’s 8-K filed October 2, 2007)

*10.54	Form of 2007 Non-Employee Director Stock Appreciation Rights Agreement dated October 1, 2007 (Filed as Exhibit 99.1 to the Company’s 8-K filed October 2, 2007)

*10.55	Form of Long-Term Cash Incentive Award Agreement for Co-Chief Executive Officers (Filed as Exhibit 10.57 to the Company’s Form 10-K for the year ended September 30, 2008)

*10.56	Form of Long-Term Cash Incentive Award Agreement for Corporate Officers (Filed as Exhibit 10.578 to the Company’s Form 10-K for the year ended September 30, 2008)

*10.57	Form of Stock Appreciation Rights Agreement dated September 25, 2008 (Filed as Exhibit 10.1 to the Company’s Form 8-K dated September 25, 2008)

*10.58	Form of Non-Employee Director Stock Appreciation Rights Agreement dated September 25, 2008 (Filed as Exhibit 10.2 to the Company’s Form 8-K dated September 25, 2008)

Exhibit Number	Description of Exhibit

*10.59	Form of Amendment to Non-Qualified Stock Option Agreements and Stock Appreciation Rights Agreements for Non-Employee Directors, effective October 2, 2008 (Filed as Exhibit 10.2 to the Company’s Form 10-Q for the period ended December 31, 2008)

*10.60	Form of Amendment to the Management Continuity Agreements for Co-Chief Executive Officers and Corporate Officers, effective October 1, 2008 (Filed as Exhibit 10.3 to the Company’s Form 10-Q for the period ended December 31, 2008)

*10.61	Form of Amendment to Restricted Stock Award Agreements for Corporate Officers, effective October 1, 2008, (Filed as Exhibit 10.4 to the Company’s Form 10-Q for the period ended December 31, 2008)

*10.62	Form of Amendment to Non-Qualified Stock Option Agreements and Stock Appreciation Rights Agreements, effective October 1, 2008, (Filed as Exhibit 10.5 to the Company’s Form 10-Q for the period ended December 31, 2008)

*10.63	Restricted Stock Unit Agreement for Co-Chief Executive Officers dated October 9, 2009 (Filed as Exhibit 10.1 to the Company’s Form 8-K dated October 15, 2009)

*10.64	Restricted Stock Unit Agreement for Non-Chief Executive Officers dated October 9, 2009 (Filed as Exhibit 10.2 to the Company’s Form 8-K dated October 15, 2009)

*10.65	Restricted Stock Agreement for Non-Chief Executive Officers dated October 9, 2009 (Filed as Exhibit 10.3 to the Company’s Form 8-K dated October 15, 2009)

*10.66	Cash-settled restricted unit award agreement (Filed as Exhibit 10.1 to the Company’s Form 8-K filed September 27, 2011)

*10.67	Floating Rate Senior Notes, Series A, due May 22, 2010 Note Purchase Agreement (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the period ended June 30, 2003)

*10.68	$145,000,000 4.24% Series B Senior Notes due December 22, 2010, First Supplement to Note Purchase Agreements dated as of December 22, 2003 (Filed as Exhibit 10.4 to the Company’s Form 10-Q for the period ended December 31, 2003)

*10.69	$50,000,000 5.43% Series C Senior Notes due December 22, 2013, Second Supplement to Note Purchase Agreements dated as of December 22, 2003 (Filed as Exhibit 10.5 to the Company’s Form 10-Q for the period ended December 31, 2003)

*10.70	$75,000,000 4.76% Series D Senior Notes due December 22, 2013, Third Supplement to Note Purchase Agreements dated as of December 22, 2003 (Filed as Exhibit 10.6 to the Company’s Form 10-Q for the period ended December 31, 2003)

*10.71	First Amendment dated as of December 22, 2005 to Note Purchase Agreements dated as of May 22, 2003 and Series A, B, C, D and E and F Senior Notes (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the period ended December 31, 2005)

*10.72	$100,000,000 5.57% Senior Notes, Series E due December 21, 2015, Fourth Supplement to Note Purchase Agreement Senior Notes dated as of December 21, 2005 (Filed as Exhibit 10.2 to the Company’s Form 10-Q for the period ended December 31, 2005)

*10.73	$75,000,000 5.43% Senior Notes, Series F due December 21, 2012, Fifth Supplement to Note Purchase Agreement Senior Notes dated as of December 21, 2005 (Filed as Exhibit 10.3 to the Company’s Form 10-Q for the period ended December 31, 2005)

*10.74	$75,000,000 5.56% Senior Notes, Series I, Tranche A, and $25,000,000 5.58% Senior Notes, Series I, Tranche B due January 18, 2019, Eighth Supplement to Note Purchase Agreement dated January 18, 2007 (Filed as Exhibit 99.1 to the Company’s Form 8-K filed January 24, 2007)

*10.75	$100,000,000 5.93% Senior Notes, Series J due May 11, 2022, Ninth Supplement to Note Purchase Agreement, dated May 11, 2007 (Filed as Exhibit 99.1 to the Company’s Form 8-K filed May 15, 2007)

Exhibit Number	Description of Exhibit

*10.76	Second Amendment dated as of July 9, 2008 to Note Purchase Agreements dated as of May 22, 2003 and Series A, B, C, D, E, F, G, H, I and J Senior Notes (Filed as Exhibit 10.4 to the Company’s Form 8-K filed August 8, 2008)

*10.77	$400,000,000 Credit Agreement (revolving credit) dated as of July 18, 2008 among Ralcorp Holdings, Inc., the Lenders party thereto, and JPMorgan Chase Bank as Administrative Agent, Swingline Lender and Issuing Bank dated as of July 18, 2008 (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the period ended June 30, 2008)

*10.78	Tax Allocation Agreement dated as of August 4, 2008 between Kraft Foods Inc., Cable Holdco, Inc. and Ralcorp Holdings, Inc. (Filed as Exhibit 10.3 to the Company’s Form 8-K filed August 8, 2008)

*10.79	Note Purchase Agreement dated May 28, 2009 for $50,000,000 7.45% Senior Notes, Series 2009A, due May 28, 2019 and $50,000,000 7.60% Senior Notes, Series 2009B, due May 28, 2021 (Filed as Exhibit 10.1 to the Company’s Form 8-K filed June 3, 2009)

*10.80	$500,000,000 Credit Agreement (revolving credit) dated as of July 27, 2010, among Ralcorp Holdings, Inc., the Lenders party thereto, and JPMorgan Chase Bank as Administrative Agent, Swingline Lender and Issuing Bank (Filed as Exhibit 10.1 to the Company’s Form 8-K filed July, 28, 2010)

10.81	Amendment No. 1 dated as of October 31, 2011 to the $500,000,000 Credit Agreement (revolving credit) dated as of July 27, 2010, among Ralcorp Holdings, Inc., the Lenders party thereto, and JPMorgan Chase Bank as Administrative Agent, Swingline Lender and Issuing Bank

10.82	$550,000,000 Credit Agreement (364-day facility) dated as of October 3, 2011 among Ralcorp Holdings, Inc., the Lenders party thereto, and JPMorgan Chase Bank as Administrative Agent, Swingline Lender and Issuing Bank

21	Subsidiaries of the Company

23	Consent of PricewaterhouseCoopers LLP

24	Power of Attorney (Included under Signatures)

31.1	Certification of Kevin J. Hunt pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated December 14, 2010

31.2	Certification of David P. Skarie pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated December 14, 2010

31.3	Certification of Thomas G. Granneman pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated December 14, 2010

32	Certification of Kevin J. Hunt, David P. Skarie and Thomas G. Granneman, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated December 14, 2010

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference
**	Furnished with this Form 10-K