Form 10-Q
period 2012-02-07
RALCORP HOLDINGS INC /MO
filed 2012-02-09
CIK 1029506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

                                              (Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2011.

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO ____________.

Commission file number:     1-12619

Ralcorp Holdings, Inc.
(Exact name of registrant as specified in its charter)

Missouri	43-1766315
(State of Incorporation)	(I.R.S. Employer
Identification No.)

800 Market Street, Suite 2900
St. Louis, MO	63101
(Address of principal	(Zip Code)
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
Large accelerated filer (X)	Accelerated filer ( )	Non-accelerated filer ( )	Smaller reporting company ( )

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).  Yes (  )   No (X)

Number of shares of Common Stock, $.01 par value, outstanding as of February 8, 2012:  55,274,475

RALCORP HOLDINGS, INC.

(i)

PART I.  FINANCIAL INFORMATION

Item 1.	Financial Statements.

RALCORP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)
(Dollars in millions except per share data)

	Three Months Ended
	December 31,
	2011	2010

Net Sales	$1,380.9	$1,173.3
Cost of goods sold	(1,044.6)	(855.3)
Gross Profit	336.3	318.0
Selling, general and administrative expenses	(173.2)	(147.5)
Amortization of intangible assets	(24.0)	(19.5)
Other operating expenses, net	(3.4)	(3.9)
Operating Profit	135.7	147.1
Interest expense, net	(34.4)	(35.7)
Earnings before Income Taxes	101.3	111.4
Income taxes	(36.0)	(40.1)
Net Earnings	$65.3	$71.3

Earnings per Share
Basic	$1.18	$1.30
Diluted	$1.16	$1.28

See accompanying Notes to Condensed Consolidated Financial Statements.

RALCORP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
(Dollars in millions)

	Three Months Ended
	December 31,
	2011	2010

Net Earnings	$65.3	$71.3
Other comprehensive income	6.7	24.0
Comprehensive Income	$72.0	$95.3

See accompanying Notes to Condensed Consolidated Financial Statements.

RALCORP HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(Dollars in millions)

	Dec. 31,	Sept. 30,
	2011	2011

Assets
Current Assets
Cash and cash equivalents	$61.4	$50.0
Marketable securities	1.0	8.2
Receivables, net	404.9	410.4
Inventories	532.1	490.7
Deferred income taxes	19.6	19.6
Prepaid expenses and other current assets	22.8	15.8
Total Current Assets	1,041.8	994.7
Property, Net	1,258.1	1,195.3
Goodwill	2,820.4	2,590.1
Other Intangible Assets, Net	1,757.5	1,516.5
Other Assets	39.8	36.6
Total Assets	$6,917.6	$6,333.2

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$318.6	$313.2
Notes payable to banks	610.0	105.0
Current portion of long-term debt	106.3	30.7
Other current liabilities	237.0	223.0
Total Current Liabilities	1,271.9	671.9
Long-term Debt	2,083.6	2,172.5
Deferred Income Taxes	620.3	635.6
Other Liabilities	247.6	234.0
Total Liabilities	4,223.4	3,714.0
Commitments and Contingencies
Shareholders' Equity
Common stock	.6	.6
Additional paid-in capital	1,959.9	1,957.3
Common stock in treasury, at cost	(338.5)	(338.9)
Retained earnings	1,146.2	1,080.9
Accumulated other comprehensive loss	(74.0)	(80.7)
Total Shareholders' Equity	2,694.2	2,619.2
Total Liabilities and Shareholders' Equity	$6,917.6	$6,333.2

See accompanying Notes to Condensed Consolidated Financial Statements.

RALCORP HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in millions)

	Three Months Ended
	December 31,
	2011	2010

Cash Flows from Operating Activities
Net earnings	$65.3	$71.3
Adjustments to reconcile net earnings to net
cash flow provided by operating activities:
Depreciation and amortization	64.4	56.9
Stock-based compensation expense	3.9	3.8
Deferred income taxes	(15.9)	(12.2)
Other, net	6.6	57.9
Net Cash Provided by Operating Activities	124.3	177.7

Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	(570.3)	-
Additions to property and intangible assets	(38.4)	(21.1)
Purchases of securities	-	(10.0)
Proceeds from sale or maturity of securities	7.2	10.0
Net Cash Used by Investing Activities	(601.5)	(21.1)

Cash Flows from Financing Activities
Repayments of long-term debt	(25.7)	(42.2)
Net borrowings (repayments) under credit arrangements	515.0	(79.3)
Purchases of treasury stock	(.6)	(.6)
Proceeds and tax benefits from exercise of stock awards	.8	2.3
Changes in book cash overdrafts	(1.4)	(41.5)
Other, net	-	(.1)
Net Cash Provided (Used) by Financing Activities	488.1	(161.4)

Effect of Exchange Rate Changes on Cash	.5	.4

Net Increase (Decrease) in Cash and Cash Equivalents	11.4	(4.4)
Cash and Cash Equivalents, Beginning of Period	50.0	29.3
Cash and Cash Equivalents, End of Period	$61.4	$24.9

See accompanying Notes to Condensed Consolidated Financial Statements.

RALCORP HOLDINGS, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
(Dollars in millions except per share data)

NOTE 1 – PRESENTATION OF CONDENSED FINANCIAL STATEMENTS

The accompanying unaudited historical financial statements of Ralcorp Holdings, Inc. (“Ralcorp” or the “Company”) have been prepared in accordance with the instructions for Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  These interim financial statements reflect all adjustments which are, in the opinion of management, necessary to fairly state the results for the periods presented.  All such adjustments are of a normal recurring nature.  Certain amounts for prior periods have been reclassified to conform to the current period’s presentation.  Operating results for the periods presented are not necessarily indicative of the results for the full year.  These statements should be read in conjunction with the financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended September 30, 2011, filed on December 14, 2011.  The significant accounting policies for the accompanying financial statements are the same as disclosed in Note 1 in that Annual Report.

NOTE 2 – RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2011, the Financial Accounting Standards Board (FASB) issued ASU No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.”  This update establishes common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRS).  The amendments in this update are effective during interim and annual periods beginning after December 15, 2011 (i.e., Ralcorp’s financial statements for the quarter ending March 31, 2012).  The adoption of this update is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.”  The objective of this update is to improve the comparability, consistency, and transparency of financial reporting to increase the prominence of items reported in other comprehensive income.  This update requires that all nonowner changes in shareholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements.  The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 (i.e., Ralcorp’s financial statements for the quarter ending
December 31, 2012), except for those deferred by ASU No. 2011-05, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” issued in December 2011.  The adoption of this update is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

In September 2011, the FASB issued ASU No. 2011-9, “Compensation – Retirement Benefits – Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan,” which provides new requirements for the disclosures that an employer should provide related to its participation in multiemployer pension plans.  Plans of this type are commonly used by employers to provide benefits to union employees that may work for multiple employers during their working life and thereby accrue benefits in one plan for their retirement.  The revised disclosures will provide users of financial statements with additional information about the plans in which an employer participates, the level of an employer’s participation in the plans, and financial health of significant plans.  The amendments in this update are effective for Ralcorp’s annual financial statements for the year ending September 30, 2012.  The adoption of this update is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

NOTE 3 – BUSINESS COMBINATIONS

On October 3, 2011, Ralcorp completed the acquisition of the North American private-brand refrigerated dough business of Sara Lee Corporation.  The refrigerated dough business is a leading manufacturer and distributor of a full range of private-brand refrigerated dough products in the U.S.  To fund the transaction, Ralcorp entered into a credit agreement consisting of a $550 term loan (see Note 13) that was repaid with a portion of the proceeds generated in connection with the separation of its Post cereal business (see Note 18).  The refrigerated dough business, included in the Frozen Bakery Products segment, employs approximately 700 people and has manufacturing and distribution facilities in Carrollton, Texas and Forest Park, Georgia.  The assigned goodwill is deductible for tax purposes.  The purchase price allocation included $259.6 of customer relationships, trademarks, and other intangibles subject to amortization over a weighted average amortization period of approximately 15 years.  Net sales and operating profit included in the statement of earnings related to this acquisition were $101.0 and $15.2, respectively, for the three months ended December 31, 2011.

On December 28, 2011, Ralcorp completed the acquisition of Pastificio Annoni S.p.A. (Annoni), a pasta manufacturer located in Bergamo, Italy.  Annoni will operate as a part of the Pasta segment.  The assigned goodwill is not deductible for tax purposes.  Net sales and operating profit included in the statement of earnings related to this acquisition for the three months ended December 31, 2011 were insignificant.

Each of the acquisitions was accounted for using the purchase method of accounting, whereby the results of operations of each of the following acquisitions are included in the statements of earnings from the date of acquisition.  The purchase price was allocated to acquired assets and liabilities based on their estimated fair values at the date of acquisition, and any excess was allocated to goodwill, as shown in the following table.  For each acquisition, the goodwill is attributable to the assembled workforce of the acquired business and the significant synergies and opportunities expected from the combination of the acquired business with the existing Ralcorp businesses.  Certain estimated values are not yet finalized (primarily deferred tax assets and liabilities and other intangible assets for Annoni) and are subject to change once additional information is obtained (but no later than one year from the applicable acquisition date).

	Refrigerated
	Dough	Annoni
Cash	$.9	$.9
Receivables	14.7	8.0
Inventories	23.1	.7
Other current assets	.1	-
Property	62.6	3.6
Goodwill	216.6	10.7
Other intangible assets	259.6	-
Total assets acquired	577.6	23.9
Accounts payable	(14.1)	(3.0)
Other current liabilities	(8.8)	(1.1)
Other liabilities	(3.2)	(3.0)
Total liabilities assumed	(26.1)	(7.1)
Net assets acquired	$551.5	$16.8

Supplemental Pro Forma Information

The following unaudited pro forma information shows Ralcorp’s results of operations as if the fiscal 2012 business combinations had been completed on October 1, 2010.  The acquirees’ pre-acquisition results have been added to Ralcorp’s historical results, and the totals have been adjusted for the pro forma effects of amortization of intangible assets recognized as part of the business combination, inventory and property valuation adjustments, interest expense related to the financing of the business combinations, and related income taxes.  These pro forma results may not necessarily reflect the actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations.

	Three Months Ended
	December 31,
	2011	2010
Net sales	$1,385.5	$1,272.6
Net earnings	65.7	77.0
Basic earnings per share	1.19	1.40
Diluted earnings per share	1.17	1.39

NOTE 4 – PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company sponsors qualified and supplemental noncontributory defined benefit pension plans and other postretirement benefit plans for certain of its employees.  The following table provides the components of net periodic benefit cost for the plans.

	Three Months Ended
	December 31,
	2011	2010
Pension Benefits
Service cost	$1.8	$1.4
Interest cost	3.2	3.1
Expected return on plan assets	(5.2)	(4.7)
Amortization of prior service cost	.1	.1
Amortization of net loss	1.6	1.2
Net periodic benefit cost	$1.5	$1.1

Other Postretirement Benefits
Service cost	$.6	$.6
Interest cost	1.6	1.3
Amortization of prior service cost	(.3)	(.3)
Amortization of net loss	.4	-
Net periodic benefit cost	$2.3	$1.6

NOTE 5 – EARNINGS PER SHARE

The weighted average shares outstanding for basic and diluted earnings per share were as follows (in thousands):

	Three Months Ended
	December 31,
	2011	2010

Weighted Average Shares
for Basic Earnings per Share	55,013	54,703
Dilutive effect of:
Stock options	205	270
Stock appreciation rights	600	222
Restricted stock awards	203	230
Weighted Average Shares
for Diluted Earnings per Share	56,021	55,425

The following schedule shows stock appreciation rights (SARs) which were outstanding and could potentially dilute basic earnings per share in the future but which were not included in the computation of diluted earnings per share for the three months ended December 31, 2010 because to do so would have been antidilutive (in thousands).  There were no such amounts for the three months ended December 31, 2011.

SARs at $66.07 per share	504
SARs at $58.79 per share	8
SARs at $56.27 per share	372
SARs at $57.14 per share	13
SARs at $57.45 per share	536
SARs at $61.98 per share	6

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

For the three months ended December 31, 2011, the Company’s derivative instruments consisted of commodity contracts (options, futures, and swaps) used as cash flow or fair value hedges on purchases of raw materials (ingredients and packaging) and energy (fuel), and foreign currency forward contracts used as cash flow hedges on receipts of foreign currency-denominated accounts receivable.  Certain commodity-related derivatives do not meet the criteria for cash flow hedge accounting or simply are not designated as hedging instruments; nonetheless, they are economic hedges used to manage the future cost of raw materials.  The following table shows the notional amounts of derivative instruments held.

	Dec. 31,	Sept. 30,
	2011	2011
Raw materials (thousands of pounds)	124,900	679,393
Natural gas (thousands of MMBTUs)	1,990	3,200
Other fuel (thousands of gallons)	10,627	8,001
Currency (thousands of dollars)	59,000	69,450

The following table shows the fair value and balance sheet location of the Company’s derivative instruments as of December 31, 2011 and September 30, 2011, all of which were designated as hedging instruments under ASC Topic 815 except $12.8 of commodity contracts in a net liability position as of December 31, 2011.

	Fair Value
	Dec. 31	Sept. 30,
	2011	2011	Balance Sheet Location
Liability Derivatives
Commodity contracts	$25.5	$49.0	Other current liabilities
Foreign exchange contracts	2.3	4.1	Other liabilities
	$27.8	$53.1
Asset Derivatives
Commodity contracts	$.9	$.3	Prepaid expenses and other current assets
Foreign exchange contracts	1.4	-	Prepaid expenses and other current assets
	$2.3	$.3

The following tables illustrate the effect of the Company’s derivative instruments on the statements of earnings and other comprehensive income (OCI) for the three months ended December 31, 2011 and 2010.

					Gain (Loss)
			Gain (Loss)		Recognized in
	Amount of Gain		Reclassified from		Earnings [Ineffective
	(Loss) Recognized		Accumulated OCI		Portion and Amount
Derivatives in	in OCI		into Earnings		Excluded from
ASC Topic 815 Cash Flow	[Effective Portion]		[Effective Portion]		Effectiveness Testing]
Hedging Relationships	2011	2010	2011	2010	2011	2010	Location in Earnings
Commodity contracts	$(.2)	$19.2	$1.9	$.3	$.4	$(.1)	Cost of goods sold
Foreign exchange contracts	2.4	1.8	(.7)	.7	-	-	SG&A expenses
Interest rate contracts	-	-	(.4)	(.4)	-	-	Interest expense, net
	$2.2	$21.0	$.8	$.6	$.4	$(.1)

Derivatives Not Designated	Amount of Gain (Loss)
as Hedging Instruments	Recognized in Earnings		Location of Gain (Loss)
Under ASC Topic 815	2011	2010	Recognized in Earnings
Commodity contracts	$(5.8)	$4.8	Cost of goods sold

Approximately $15.3 of the net cash flow hedge gains reported in accumulated OCI at December 31, 2011 are expected to be reclassified into earnings within the next twelve months.  For gains or losses associated with commodity contracts, the reclassification will occur when the products produced with hedged materials are sold.  For gains or losses associated with foreign exchange contracts, the reclassification will occur as hedged foreign currency-denominated accounts receivable are received.  For gains or losses associated with interest rate swaps, the reclassification occurs on a straight-line basis over the term of the related debt.

Certain of the Company’s derivative instruments contain provisions that require the Company to post collateral when the derivatives in liability positions exceed a specified threshold, and others require collateral even when the derivatives are in asset positions.  The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on December 31, 2011 and September 30, 2011 was $3.3 and $3.9, respectively, and the related collateral required was $1.0 and $8.2 at December 31, 2011 and September 30, 2011, respectively.

NOTE 7 – FAIR VALUE MEASUREMENTS

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis and the basis for that measurement according to the levels in the fair value hierarchy in ASC Topic 820:

	December 31, 2011			September 30, 2011
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Marketable securities	$1.0	$1.0	$-	$8.2	$8.2	$-
Derivative assets	2.3	-	2.3	.3	-	.3
Deferred compensation investment	27.3	27.3	-	23.7	23.7	-
	$30.6	$28.3	$2.3	$32.2	$31.9	$.3
Liabilities
Derivative liabilities	$27.8	$-	$27.8	$53.1	$-	$53.1
Deferred compensation liabilities	41.8	-	41.8	37.3	-	37.3
	$69.6	$-	$69.6	$90.4	$-	$90.4

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

The carrying amounts reported on the consolidated balance sheets for cash and cash equivalents, receivables, and accounts and notes payable approximate fair value because of the short maturities of these financial instruments.  The carrying amount of the Company’s variable rate long-term debt (see Note 14) approximates fair value because the interest rates are adjusted to market frequently.  Based on the discounted amount of future cash flows, using Ralcorp’s incremental rate of borrowing for similar debt, the Company’s fixed rate debt (which had a carrying amount of $1,940.9 as of December 31, 2011 and $1,951.6 as of September 30, 2011) had an estimated fair value of $2,204.6 as of December 31, 2011 and $2,070.1 as of September 30, 2011.

NOTE 8 – INVENTORIES

The reported value of inventories consisted of:

	Dec. 31,	Sept. 30,
	2011	2011
Raw materials and supplies	$223.4	$201.9
Finished products	308.7	288.8
	$532.1	$490.7

NOTE 9 – PROPERTY, NET

The reported value of property, net, consisted of:

	Dec. 31,	Sept. 30,
	2011	2011
Property at cost	$2,072.6	$1,969.4
Accumulated depreciation	(814.5)	(774.1)
	$1,258.1	$1,195.3

NOTE 10 – GOODWILL

The changes in the carrying amount of goodwill by reportable segment (see Note 16) were as follows:

	Branded	Other	Snacks,	Frozen
	Cereal	Cereal	Sauces	Bakery
	Products	Products	& Spreads	Products	Pasta	Total
Balance, September 30, 2011
Goodwill (gross)	$1,794.0	$47.2	$292.8	$366.3	$534.1	$3,034.4
Accumulated impairment losses	(364.8)	-	(79.5)	-	-	(444.3)
Goodwill (net)	$1,429.2	$47.2	$213.3	$366.3	$534.1	$2,590.1
Goodwill acquired	-	-	-	216.6	10.7	227.3
Currency translation adjustment	.2	-	1.2	1.6	-	3.0
Balance, December 31, 2011
Goodwill (gross)	$1,794.2	$47.2	$294.0	$584.5	$544.8	$3,264.7
Accumulated impairment losses	(364.8)	-	(79.5)	-	-	(444.3)
Goodwill (net)	$1,429.4	$47.2	$214.5	$584.5	$544.8	$2,820.4

NOTE 11 – OTHER INTANGIBLE ASSETS, NET

The reported value of other intangible assets, net, consisted of:

	Dec. 31,	Sept. 30,
	2011	2011
Subject to amortization:
Computer software	$79.1	$75.3
Customer relationships	1,049.1	836.9
Trademarks/brands	127.0	126.5
Other	62.1	13.1
	1,317.3	1,051.8
Accumulated amortization	(284.2)	(259.7)
	$1,033.1	$792.1
Not subject to amortization:
Trademarks/brands	724.4	724.4
	$1,757.5	$1,516.5

Amortization expense related to intangible assets was:

	Three Months Ended
	December 31,
	2011	2010
Computer software	$2.1	$1.8
Customer relationships	19.6	15.4
Trademarks/brands	1.8	1.8
Other	.5	.5
	$24.0	$19.5

For the intangible assets recorded as of December 31, 2011, total amortization expense of $96.8, $88.4, $83.6, $78.7, and $73.7 is scheduled for fiscal 2012, 2013, 2014, 2015, and 2016, respectively.

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

Two subsidiaries of the Company are subject to three pending lawsuits brought by former employees currently pending in separate California state courts alleging, among other things, that employees did not receive sufficient meal breaks resulting in incorrect wage statements, unpaid overtime and untimely payments to terminated employees.  Each of these suits was filed as a class action and seeks to include in the class certain current and former employees of the respective subsidiary involved.  In each case, the plaintiffs are seeking unpaid wages, interest, attorneys’ fees, compensatory and other monetary damages and injunctive relief.  No determination has been made by either court regarding class certification and there can be no assurance as to whether a class will be certified or, if a class is certified, as to the scope of such class.  The Company's liability, if any, relating to these lawsuits cannot be reasonably estimated at this time; however, the Company does not expect that its ultimate liability, if any, will exceed $10.0.

From time to time, the Company is a party to various other legal proceedings.  In the opinion of management, based upon the information presently known, the ultimate liability, if any, arising from the pending legal proceedings, as well as from asserted legal claims and known potential legal claims which are likely to be asserted, taking into account established accruals for estimated liabilities (if any), are not expected to be material, individually or in the aggregate, to the Company’s consolidated financial position, results of operations or cash flows.  In addition, while it is difficult to estimate the potential financial impact of actions regarding expenditures for compliance with regulatory matters, in the opinion of management, based upon the information currently available, the ultimate liability arising from such compliance matters is not expected to be material, individually or in the aggregate, to the Company’s consolidated financial position, results of operations or cash flows.

NOTE 13 – SHORT-TERM FINANCING ARRANGEMENTS

The Company has an agreement to sell, on an ongoing basis, all of the trade accounts receivable of certain of its subsidiaries to a wholly owned, bankruptcy-remote subsidiary named Ralcorp Receivables Corporation (RRC).  As of December 31, 2011, the accounts receivable of the American Italian Pasta Company, Post Foods, Bloomfield Bakers, Medallion Foods, and foreign subsidiaries had not been incorporated into the agreement and were not being sold to RRC.  The domestic receivables of Post Foods were incorporated into the agreement effective November 4, 2010 but removed effective December 31, 2011, in advance of the Post spin-off (see Note 18).  RRC can in turn sell up to $110.0 of ownership interests in qualifying receivables to bank commercial paper conduits.  Ralcorp continues to service the receivables (with no significant servicing assets or liabilities) and remits collections to RRC, who remits the appropriate portion to the conduits as part of a monthly net settlement including the sale of an additional month of receivables.  Interest incurred on the funding received from the conduits totaled $.3 in the three months ended December 31, 2011 and in the three months ended December 31, 2010.

In December 2010, the Company entered into uncommitted credit arrangements with banks totaling $150.0.  The arrangements expired in December 2011.

On October 3, 2011, the Company entered into a credit agreement (“2011 Credit Agreement”) consisting of a $550 term loan.  Borrowings under the agreement incur interest at the Company's choice of either (1) LIBOR plus the applicable margin rate (currently 1.50%) or (2) the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate, (c) the “Adjusted LIBOR Rate” plus 1%. Such borrowings are unsecured and mature on October 2, 2012.  The covenants include requirements that “EBIT” be at least three times “Consolidated Interest Expense,” and that “Total Debt,” not exceed 3.75 times “Adjusted EBITDA” (each term as defined in the agreement).

As of December 31, 2011, funding from the receivables securitization was $60.0 at a weighted average interest rate of 1.28% and borrowings under the 2011 Credit Agreement were $550 at a weighted average interest rate of 1.75%.  As of September 30, 2011, funding from the receivables securitization was $105.0 at a weighted average interest rate of 1.22%, and borrowings under the uncommitted credit arrangements were zero.  These amounts are reflected on the Company’s consolidated balance sheet in “Notes payable to banks.”

NOTE 14 – LONG-TERM DEBT

The reported value of long-term debt consisted of:

	December 31, 2011		September 30, 2011
	Balance	Rate	Balance	Rate
Fixed Rate Senior Notes, Series C	$50.0	5.43%	$50.0	5.43%
Fixed Rate Senior Notes, Series D	21.4	4.76%	32.1	4.76%
Fixed Rate Senior Notes, Series E	100.0	5.57%	100.0	5.57%
Fixed Rate Senior Notes, Series F	75.0	5.43%	75.0	5.43%
Fixed Rate Senior Notes, Series I-1	75.0	5.56%	75.0	5.56%
Fixed Rate Senior Notes, Series I-2	25.0	5.58%	25.0	5.58%
Fixed Rate Senior Notes, Series J	100.0	5.93%	100.0	5.93%
Fixed Rate Senior Notes maturing 2018	577.5	7.29%	577.5	7.29%
Floating Rate Senior Notes maturing 2018	20.0	3.00%	20.0	2.80%
Fixed Rate Senior Notes maturing 2020	67.0	7.39%	67.0	7.39%
4.95% Senior Notes maturing 2020	300.0	4.95%	300.0	4.95%
Fixed Rate Senior Notes maturing 2039	450.0	6.63%	450.0	6.63%
Fixed Rate Senior Notes, Series 2009A	50.0	7.45%	50.0	7.45%
Fixed Rate Senior Notes, Series 2009B	50.0	7.60%	50.0	7.60%
2010 Revolving Credit Agreement	30.0	2.62%	19.9	2.62%
2010 Term Loan	175.0	2.75%	190.0	2.75%
Other	3.0	Various	-	Various
	2,168.9		2,181.5
Plus: Unamortized premium (discount), net	3.1		3.1
Plus: Unamortized adjustment related
to interest rate fair value hedge	17.9		18.6
Less: Current portion	(106.3)		(30.7)
	$2,083.6		$2,172.5

NOTE 15 – SHAREHOLDERS’ EQUITY

During the three months ended December 31, 2011 and 2010, the Company repurchased 8,389 and 9,000 shares, respectively, of its common stock at a total cost of $.6 in each year.  As of December 31, 2011, there were 8,274,383 shares in treasury and 55,202,252 shares outstanding.  As of September 30, 2011, there were 8,291,667 shares in treasury and 55,184,968 shares outstanding.

Accumulated other comprehensive loss decreased $6.7 during the three months ended December 31, 2011 as a result of a $5.9 positive change in the foreign currency translation adjustment and a $1.0 net gain from cash flow hedging activities, offset by $.2 of related income taxes.

NOTE 16 – SEGMENT INFORMATION

Management evaluates each segment’s performance based on its segment operating profit, which is its operating profit before impairments of intangible assets, costs related to plant closures, and other unallocated corporate income and expenses.  The following tables present information about the Company’s operating segments, which are also its reportable segments, including corresponding amounts for the prior year.

	Three Months Ended
	December 31,
	2011	2010
Net Sales
Branded Cereal Products	$214.4	$221.6
Other Cereal Products	226.2	204.7
Snacks, Sauces & Spreads	473.6	417.4
Frozen Bakery Products	308.0	193.7
Pasta	158.7	135.9
Total	$1,380.9	$1,173.3

Segment Operating Profit
Branded Cereal Products	$34.9	$49.7
Other Cereal Products	28.8	22.5
Snacks, Sauces & Spreads	41.1	37.4
Frozen Bakery Products	33.9	23.0
Pasta	26.7	28.2
Total segment operating profit	165.4	160.8
Interest expense, net	(34.4)	(35.7)
Adjustments for economic hedges	(5.8)	4.8
Post separation costs	(2.7)	-
Merger and integration costs	(5.6)	(.2)
Accelerated amortization of intangible assets	(1.3)	(1.3)
Provision for legal settlement	-	(2.5)
Amounts related to plant closures	(.1)	(.2)
Stock-based compensation expense	(3.9)	(3.8)
Systems upgrade and conversion costs	(1.6)	(2.4)
Other unallocated corporate expenses	(8.7)	(8.1)
Earnings before income taxes	$101.3	$111.4

Depreciation and Amortization
Branded Cereal Products	$15.0	$14.7
Other Cereal Products	5.3	5.5
Snacks, Sauces & Spreads	10.6	10.3
Frozen Bakery Products	16.9	10.0
Pasta	12.7	13.2
Corporate	3.9	3.2
Total	$64.4	$56.9

	Dec. 31,	Sept. 30,
	2011	2011
Assets
Branded Cereal Products	$2,720.1	$2,670.6
Other Cereal Products	279.4	263.4
Snacks, Sauces & Spreads	799.7	799.0
Frozen Bakery Products	1,282.1	712.9
Pasta	1,484.1	1,463.0
Total segment assets	6,565.4	5,908.9
Cash and cash equivalents	61.4	50.0
Other unallocated corporate assets	290.8	374.3
Total	$6,917.6	$6,333.2

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

Condensed Consolidating Statements of Earnings

	Three Months Ended December 31, 2011
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Sales	$141.5	$1,182.5	$101.6	$(44.7)	$1,380.9
Other intercompany revenues	.5	3.0	13.5	(17.0)	-
Cost of goods sold	(109.4)	(898.2)	(81.7)	44.7	(1,044.6)
Gross Profit	32.6	287.3	33.4	(17.0)	336.3
Selling, general and administrative expenses	(37.7)	(135.2)	(17.3)	17.0	(173.2)
Amortization of intangible assets	(2.9)	(19.6)	(1.5)	-	(24.0)
Other operating expenses, net	(2.8)	(.5)	(.1)	-	(3.4)
Operating Profit	(10.8)	132.0	14.5	-	135.7
Interest (expense) income, net	(34.1)	.4	(.7)	-	(34.4)
Earnings before Income Taxes and Equity Earnings	(44.9)	132.4	13.8	-	101.3
Income taxes	(15.9)	(15.2)	(4.9)	-	(36.0)
Earnings before Equity Earnings	(60.8)	117.2	8.9	-	65.3
Equity in earnings of subsidiaries	126.1	5.8	-	(131.9)	-
Net Earnings	$65.3	$123.0	$8.9	$(131.9)	$65.3

	Three Months Ended December 31, 2010
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Sales	$134.4	$972.6	$94.6	$(28.3)	$1,173.3
Other intercompany revenues	.5	2.7	12.3	(15.5)	-
Cost of goods sold	(95.9)	(708.6)	(79.1)	28.3	(855.3)
Gross Profit	39.0	266.7	27.8	(15.5)	318.0
Selling, general and administrative expenses	(31.5)	(113.4)	(18.1)	15.5	(147.5)
Amortization of intangible assets	(1.3)	(16.6)	(1.6)	-	(19.5)
Other operating expenses, net	(.4)	(3.5)	-	-	(3.9)
Operating Profit	5.8	133.2	8.1	-	147.1
Interest (expense) income, net	(36.1)	.2	.2	-	(35.7)
Earnings before Income Taxes and Equity Earnings	(30.3)	133.4	8.3	-	111.4
Income taxes	10.9	(47.9)	(3.1)	-	(40.1)
Earnings before Equity Earnings	(19.4)	85.5	5.2	-	71.3
Equity in earnings of subsidiaries	90.7	1.6	-	(92.3)	-
Net Earnings	$71.3	$87.1	$5.2	$(92.3)	$71.3

Condensed Consolidating Balance Sheets

	December 31, 2011
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current Assets
Cash and cash equivalents	$.9	$3.2	$57.3	$-	$61.4
Marketable securities	1.0	-	-	-	1.0
Receivables, net	41.1	108.8	259.0	(4.0)	404.9
Inventories	74.4	430.5	27.2	-	532.1
Deferred income taxes	14.4	4.8	.4	-	19.6
Prepaid expenses and other current assets	8.9	11.0	2.9	-	22.8
Total Current Assets	140.7	558.3	346.8	(4.0)	1,041.8
Intercompany Notes and Interest	-	88.9	106.6	(195.5)	-
Investment in Subsidiaries	5,530.4	299.6	-	(5,830.0)	-
Deferred Income Taxes	141.0	-	-	(141.0)	-
Property	254.3	1,578.6	239.7	-	2,072.6
Accumulated Depreciation	(180.5)	(570.7)	(63.3)	-	(814.5)
Goodwill	-	2,707.5	112.9	-	2,820.4
Other Intangible Assets	67.8	1,901.0	72.9	-	2,041.7
Accumulated Amortization	(42.5)	(224.0)	(17.7)	-	(284.2)
Other Assets	11.0	28.6	.2	-	39.8
Total Assets	$5,922.2	$6,367.8	$798.1	$(6,170.5)	$6,917.6

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$71.3	$215.0	$36.3	$(4.0)	$318.6
Notes payable to banks	550.0	-	60.0	-	610.0
Current portion of long-term debt	105.8	-	.5	-	106.3
Other current liabilities	128.1	82.7	26.2	-	237.0
Total Current Liabilities	855.2	297.7	123.0	(4.0)	1,271.9
Intercompany Notes and Interest	91.5	15.1	88.9	(195.5)	-
Long-term Debt	2,081.2	(.1)	2.5	-	2,083.6
Deferred Income Taxes	-	750.2	11.1	(141.0)	620.3
Other Liabilities	200.1	7.6	39.9	-	247.6
Total Liabilities	3,228.0	1,070.5	265.4	(340.5)	4,223.4
Shareholders' Equity
Common stock	.6	-	-	-	.6
Other shareholders' equity	2,693.6	5,297.3	532.7	(5,830.0)	2,693.6
Total Shareholders' Equity	2,694.2	5,297.3	532.7	(5,830.0)	2,694.2
Total Liabilities and Shareholders' Equity	$5,922.2	$6,367.8	$798.1	$(6,170.5)	$6,917.6

	September 30, 2011
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Assets
Current Assets
Cash and cash equivalents	$2.5	$-	$50.8	$(3.3)	$50.0
Marketable securities	8.2	-	-	-	8.2
Receivables, net	57.5	70.0	284.7	(1.8)	410.4
Inventories	65.2	395.3	30.2	-	490.7
Deferred income taxes	14.4	4.8	.4	-	19.6
Prepaid expenses and other current assets	3.4	10.3	2.1	-	15.8
Total Current Assets	151.2	480.4	368.2	(5.1)	994.7
Intercompany Notes and Interest	-	88.8	130.7	(219.5)	-
Investment in Subsidiaries	4,921.9	267.7	-	(5,189.6)	-
Deferred Income Taxes	141.0	-	-	(141.0)	-
Property	252.5	1,488.8	228.1	-	1,969.4
Accumulated Depreciation	(177.1)	(541.9)	(55.1)	-	(774.1)
Goodwill	-	2,491.0	99.1	-	2,590.1
Other Intangible Assets	66.3	1,639.2	70.7	-	1,776.2
Accumulated Amortization	(40.8)	(203.2)	(15.7)	-	(259.7)
Other Assets	11.5	24.9	.2	-	36.6
Total Assets	$5,326.5	$5,735.7	$826.2	$(5,555.2)	$6,333.2

Liabilities and Shareholders' Equity
Current Liabilities
Accounts payable	$74.7	$201.8	$41.8	$(5.1)	$313.2
Notes payable to banks	-	-	105.0	-	105.0
Current portion of long-term debt	30.7	-	-	-	30.7
Other current liabilities	120.2	84.5	18.3	-	223.0
Total Current Liabilities	225.6	286.3	165.1	(5.1)	671.9
Intercompany Notes and Interest	115.6	15.1	88.8	(219.5)	-
Long-term Debt	2,172.5	-	-	-	2,172.5
Deferred Income Taxes	-	765.5	11.1	(141.0)	635.6
Other Liabilities	193.6	3.2	37.2	-	234.0
Total Liabilities	2,707.3	1,070.1	302.2	(365.6)	3,714.0
Shareholders' Equity
Common stock	.6	-	-	-	.6
Other shareholders' equity	2,618.6	4,665.6	524.0	(5,189.6)	2,618.6
Total Shareholders' Equity	2,619.2	4,665.6	524.0	(5,189.6)	2,619.2
Total Liabilities and Shareholders' Equity	$5,326.5	$5,735.7	$826.2	$(5,555.2)	$6,333.2

Condensed Consolidating Statements of Cash Flows

	Three Months Ended December 31, 2011
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Cash Provided (Used) by Operating Activities	$64.6	$(38.7)	$95.1	$3.3	$124.3

Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	-	(554.4)	(15.9)		(570.3)
Additions to property and intangible assets	(3.3)	(33.0)	(2.1)	-	(38.4)
Proceeds from sale or maturity of securities	7.2	-	-	-	7.2
Intercompany investments and advances	(599.8)	625.9	(26.1)	-	-
Net Cash (Used) Provided by Investing Activities	(595.9)	38.5	(44.1)	-	(601.5)

Cash Flows from Financing Activities
Repayments of long-term debt	(25.7)	-	-	-	(25.7)
Net borrowings (repayments) under credit arrangements	560.0	-	(45.0)	-	515.0
Purchase of treasury stock	(.6)	-	-	-	(.6)
Proceeds and tax benefits from exercise of stock awards	.8	-	-	-	.8
Changes in book cash overdrafts	(4.8)	3.4	-	-	(1.4)
Net Cash Provided (Used) by Financing Activities	529.7	3.4	(45.0)	-	488.1

Effect of Exchange Rate Changes on Cash	-	-	.5	-	.5

Net (Decrease) Increase in Cash and Cash Equivalents	(1.6)	3.2	6.5	3.3	11.4
Cash and Cash Equivalents, Beginning of Period	2.5	-	50.8	(3.3)	50.0
Cash and Cash Equivalents, End of Period	$.9	$3.2	$57.3	$-	$61.4

	Three Months Ended December 31, 2010
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated

Net Cash Provided (Used) by Operating Activities	$270.7	$(6.1)	$(78.8)	$(8.1)	$177.7

Cash Flows from Investing Activities
Additions to property and intangible assets	(.7)	(21.2)	.8	-	(21.1)
Purchases of securities	(10.0)	-	-	-	(10.0)
Proceeds from sale or maturity of securities	10.0	-	-	-	10.0
Intercompany investments and advances	(35.5)	59.5	(24.0)	-	-
Net Cash (Used) Provided by Investing Activities	(36.2)	38.3	(23.2)	-	(21.1)

Cash Flows from Financing Activities
Repayments of long-term debt	(42.2)	-	-	-	(42.2)
Net (repayments) borrowings under credit arrangements	(179.3)	-	100.0	-	(79.3)
Purchase of treasury stock	(.6)	-	-	-	(.6)
Proceeds and tax benefits from exercise of stock awards	2.3	-	-	-	2.3
Changes in book cash overdrafts	(9.1)	(32.4)	-	-	(41.5)
Other, net	-	(.1)	-	-	(.1)
Net Cash (Used) Provided by Financing Activities	(228.9)	(32.5)	100.0	-	(161.4)

Effect of Exchange Rate Changes on Cash	-	-	.4	-	.4

Net Increase (Decrease) in Cash and Cash Equivalents	5.6	(.3)	(1.6)	(8.1)	(4.4)
Cash and Cash Equivalents, Beginning of Period	.6	.3	28.4		29.3
Cash and Cash Equivalents, End of Period	$6.2	$-	$26.8	$(8.1)	$24.9

NOTE 18 – SUBSEQUENT EVENTS

On January 17, 2012, Ralcorp amended its indenture associated with its notes dated as of August 4, 2008 (“Indenture”).  In addition, the holders consented to certain matters in connection with the separation of Ralcorp’s subsidiary, Post Holdings, Inc. (“Post”).  Post is the new holding company for Ralcorp's branded cereals business, which, as described below, Ralcorp distributed to its shareholders in a tax-free spin-off.  As amended:
•
The Indenture contains covenants that limit Ralcorp’s ability and the ability of Ralcorp's subsidiaries to, among other things: cause Ralcorp's leverage ratio to exceed 3.5 to 1 at the end of any fiscal quarter, without paying additional interest, or cause Ralcorp’s leverage ratio to exceed 3.75 to 1, at the end of any fiscal quarter, or 3.5 to 1, for the two successive fiscal quarters immediately following a period during which it exceeded 3.5 to 1, in any case; cause Ralcorp’s consolidated adjusted net worth to fall below a specified amount; incur priority debt in an amount exceeding 20% of Ralcorp’s consolidated adjusted net worth; sell assets, including the stock of its subsidiaries; create certain liens; engage in transactions with affiliates; merge or consolidate with other entities; change the nature of its business or violate foreign assets control regulations.  These covenants are subject to important exceptions and qualifications set forth in the Indenture.

•
The Indenture provides for the payment of additional interest in the amount of 1.00% in the event that the Company’s 6.625% Senior Notes due August 15, 2039 fail to have an investment grade rating from at least two of the rating agencies.

On January 17, 2012, Ralcorp also entered into amendments with respect to the Note Purchase Agreement dated as of May 22, 2003, as amended (the “2003 Note Purchase Agreement”), and the Note Purchase Agreement dated as of May 28, 2009 (the “2009 Note Purchase Agreement”).  The amendments to the 2003 Note Purchase Agreement and the 2009 Note Purchase Agreement amend certain covenants so that those covenants are substantially similar to those set forth in the Indenture and consented to certain matters in connection with the separation of Post.  These covenants and consents are subject to important exceptions and qualifications set forth in the 2003 Note Purchase Agreement and the 2009 Note Purchase Agreement.

On January 20, 2012, the Company entered into a credit agreement with banks (“Term Loan Banks”) under which it borrowed $775 as a term loan (“775 Term Loan”).  The proceeds of the $775 Term Loan were used by Ralcorp for general corporate purposes, including the repayment of Ralcorp’s or its subsidiaries’ outstanding indebtedness.  Ralcorp repaid all $550 outstanding under and terminated the 2011 Credit Agreement, with no material early termination penalties incurred.  Ralcorp also repaid all amounts under its receivables securitization program and the 2010 Revolving Credit Facility, and partially repaid amounts outstanding under the 2010 Term Loan.

On January 27, 2012, the Company entered into an exchange agreement with the Term Loan Banks or their affiliates.  Pursuant to the terms of the exchange agreement, on February 3, 2012, Ralcorp delivered $775 in aggregate principal amount of 7.375% senior notes due 2022 (an obligation of Post Holdings, Inc.) in full satisfaction of the $775 Term Loan.  Post initially issued the notes to Ralcorp on February 3, 2012 in connection with an internal reorganization as part of the separation.

On February 3, 2012, the Company separated Post (generally, the Branded Cereal Products segment) into a new, publicly traded company.  The separation was completed by a pro rata distribution of 80.3% of the outstanding shares of Post common stock to holders of Ralcorp common stock.  The Company retained 19.7% of Post common stock.  Each Ralcorp shareholder received one share of Post common stock for every two shares of Ralcorp common stock held on January 30, 2012, the record date for the distribution.  For U.S. federal income tax purposes, the distribution of shares of Post common stock in the separation is tax-free to Ralcorp and its shareholders, except with respect to cash received by Ralcorp shareholders in lieu of a fractional share, and the Company received a ruling from the Internal Revenue Service regarding the tax-free nature of the separation.  Post transferred $125 to Ralcorp immediately prior to the separation, partially to purchase certain Post assets from a separate Canadian subsidiary.  Ralcorp used a portion of these proceeds to repay all remaining amounts outstanding under the 2010 Term Loan.  Ralcorp will perform a final goodwill impairment test for the Post reporting unit as of the distribution date, and any resulting impairment loss would be recognized in Ralcorp’s second fiscal quarter ending March 31, 2012.

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

RESULTS OF OPERATIONS

    As discussed in more detail below, our results for the current year were affected by the October 3, 2011 acquisition of the operations of the North American private-brand refrigerated dough business of Sara Lee Corp. (Refrigerated Dough).  In the first quarter of fiscal 2012, this acquisition contributed approximately $.14 per share.  Results include the operations of the Post cereals business (the Branded Cereal Products segment), which was distributed to shareholders effective February 3, 2012 and now is a separate publicly traded company named Post Holdings, Inc. (NYSE:POST).

The following table summarizes key financial measures for the three-month periods ended December 31, 2011 and 2010.

	Three Months Ended December 31,
	2011	2010	% Change
(dollars in millions, except per share data)
Net Sales	$1,380.9	$1,173.3	18%
Operating Profit	135.7	147.1	-8%
Net Earnings	65.3	71.3	-8%
Diluted Earnings per Share	$1.16	$1.28	-9%
Adjusted Diluted Earnings per Share (1)	$1.33	$1.27	5%

(1) Reconciliation to Diluted Earnings per Share:
Adjusted Diluted Earnings per Share	$1.33	$1.27
Adjustments for economic hedges	(.07)	.05
Post separation costs	(.03)	-
Merger and integration costs	(.06)	-
Accelerated amortization of intangible assets	(.01)	(.01)
Provision for legal settlement	-	(.03)
Diluted Earnings per Share	$1.16	$1.28

Net Sales

	Three Months Ended
	December 31,
	2011	2010	% Change
(dollars in millions)
Base-business Net Sales	$1,279.9	$1,173.3	9%
Net sales from recent acquisitions
excluded from base-business net sales:
Refrigerated Dough	101.0	-	9%
Net Sales	$1,380.9	$1,173.3	18%

Net sales increased 18% compared to last year’s first quarter, largely due to the acquisition of Refrigerated Dough.  Base-business net sales increased 9% for the three months ended December 31, 2011 as a result of an increase in overall net pricing due to adjustments in response to higher ingredient and freight costs, partially offset by an overall 1% volume decline.  Excluding sales of the Branded Cereal Products segment, base-business volume was flat compared to a year ago.

Margins

	Three Months Ended
	December 31,
	2011	2010
(% of net sales)
Gross Profit	24.4%	27.1%
Selling, general and administrative expenses	-12.5%	-12.6%
Amortization of intangible assets	-1.8%	-1.7%
Other operating expenses, net	-.2%	-.3%
Operating Profit	9.8%	12.5%

Adjusted Gross Profit	24.9%	26.7%
Adjustments for economic hedges	-.4%	.4%
Merger and integration costs	-.1%	-
Gross Profit	24.4%	27.1%

Adjusted Selling, General & Administrative Expenses	-12.2%	-12.6%
Merger and integration costs	-.1%	-
Post separation costs	-.2%	-
Selling, General & Administrative Expenses	-12.5%	-12.6%

Adjusted Operating Profit	10.9%	12.4%
Adjustments for economic hedges	-.4%	.4%
Post separation costs	-.2%	-
Merger and integration costs	-.4%	-
Accelerated amortization of intangible assets	-.1%	-.1%
Provision for legal settlement	-	-.2%
Operating Profit	9.8%	12.5%

    Gross profit margin was negatively impacted in fiscal 2012 by $5.8 million of net adjustments for economic hedge contracts as well as a $1.6 million inventory adjustment related to acquisition accounting for Refrigerated Dough.  In fiscal 2011, gross profit margin was positively impacted by $4.8 million of net adjustments for economic hedge contracts.  Excluding the effect of these items, adjusted gross profit margin decreased from 26.7% last year to 24.9% this year.  Base-business raw material and freight costs (net of hedging activities) were approximately $112 million higher, with the most significant impact in snack nuts (included in the Snacks, Sauces & Spreads segment) and durum wheat (included in the Pasta segment).  Most of these rising commodity costs were offset through a combination of pricing adjustments and savings from cost reduction efforts, but the resulting impact of the higher costs offset by higher sales reduced gross margins (gross profit as a percentage of net sales) by approximately 2.3 percentage points.  This negative effect was partially offset by the positive impact of the addition of the higher-margin products of Refrigerated Dough and favorable manufacturing costs overall.
    Selling, general and administrative (SG&A) expenses as a percentage of net sales decreased a tenth of one percentage point compared to the prior year.  The SG&A percentage was negatively impacted by merger and integration costs and Post separation costs in fiscal 2012.  Excluding the effect of these items, adjusted SG&A expense as a percentage of net sales declined from 12.6% to 12.2%.  The improved rate was driven primarily by the effect of sales growth (as described above) outpacing SG&A growth for most of our segments, especially for Snacks, Sauces & Spreads, for Pasta, and for Other Cereal Products.  Rates were also positively affected by a decrease in costs related to information systems projects.  These decreases were partially offset by increased advertising expense in the Branded Cereal Products segment as well as an increase in mark-to-market adjustments for certain stock-based deferred compensation.
    Total amortization expense for the first quarter of fiscal 2012 was $24.0 million ($.28 per diluted share) compared to $19.5 million ($.22 per share) a year ago.  The increase is primarily due to the acquisition of Refrigerated Dough.
    In addition to the items discussed above, the first quarter operating profit margin was affected by other merger and integration costs (primarily in the current year) and a provision for legal settlement (in the prior year only), as described below.

Adjustments for Economic Hedges

    Certain derivative contracts do not qualify for cash flow hedge accounting but are used as economic hedges of the Company’s exposure to changes in commodity costs.  Realized and unrealized gains and losses on such contracts are recognized at a corporate level but not allocated to affect segment operating profit until the hedged exposure affects earnings.  In the first quarter of fiscal 2012, net mark-to-market losses on such derivatives totaled $5.8 million, and net gains of $3.6 million were reclassified to segment operating profit, resulting in a net adjustment for economic hedges of $9.4 million loss.  In the prior year, net mark-to-market gains on such derivatives totaled $4.8 million, and nothing was reclassified to segment operating profit, resulting in a net adjustment for economic hedges of $4.8 million gain.  This net adjustment was recognized in cost of goods sold on the statement of earnings but excluded from segment operating profit and the Company’s non-GAAP measures of Adjusted EBITDA and Adjusted Diluted Earnings per Share.

Post Separation Costs

    During the quarter ended December 31, 2011, Ralcorp incurred $2.7 million of costs (primarily professional service fees) related to the separation of the Post cereals business from the other Ralcorp businesses.  These Post separation costs are included in “Selling, general and administrative expenses.”

Merger and Integration Costs

    During the three months ended December 31, 2011 and 2010, Ralcorp recorded approximately $5.6 million and $.2 million, respectively, of expenses related to acquisition activity.  In 2012, those costs related primarily to the acquisition of Refrigerated Dough including a one-time finished goods inventory revaluation adjustment.  Of the $5.6 million net merger and integration costs recorded in the three months ended December 31, 2011, $1.6 million is included in “Cost of  goods sold,” $1.4 million is included in “Selling, general and administrative expenses,” and $2.6 million is included in “Other operating expenses, net.”

Provision for Legal Settlement

    During the three months ended December 31, 2010, the Company increased its accrual by $2.5 million related to certain contractual claims by a customer.  Those claims arose primarily as a result of the customer’s recall of certain peanut-butter-based products in January 2009 and were subsequently settled for a total of $10.0 million.  The provision for legal settlement is included in “Other operating expenses, net.”

Interest Expense and Income Taxes

    Interest expense decreased $1.3 million due to a decline in the weighted average interest rate.  The weighted average interest rate on all of the Company’s outstanding borrowings was 5.1% and 5.6% in the quarters ended December 31, 2011 and 2010, respectively.
    The effective income tax rate was approximately 35.5% in the first quarter of 2012, down slightly from 36.0% in last year’s first quarter.

Non-GAAP Financial Measures

    The non-GAAP financial measures presented herein (including “base-business net sales” and measures labeled as “adjusted”) do not comply with accounting principles generally accepted in the United States, or GAAP, because they are adjusted to exclude (include) certain cash and non-cash income and expenses that would otherwise be included in (excluded from) the most directly comparable GAAP measure in the statement of operations.  These non-GAAP financial measures, which are not necessarily comparable to similarly titled captions of other companies due to potential inconsistencies in the methods of calculation, should not be considered an alternative to, or more meaningful than, related measures determined in accordance with GAAP.  These non-GAAP measures supplement other metrics used by management and investors to evaluate the businesses and facilitate comparison of operations over time.

	Three Months Ended
	December 31,
	2011	2010
(dollars in millions)
Adjusted EBITDA	$214.3	$202.0
Interest expense, net	(34.4)	(35.7)
Income taxes	(36.0)	(40.1)
Depreciation and amortization	(64.4)	(56.9)
Adjustments for economic hedges	(5.8)	4.8
Post separation costs	(2.7)	-
Merger and integration costs	(5.6)	(.2)
Provision for legal settlement	-	(2.5)
Amounts related to plant closures (excluding depreciation)	(.1)	(.1)
Net Earnings	$65.3	$71.3

Segment Results

	Three Months Ended
	December 31,
	2011	2010	% Change
(pounds in millions)
Sales Volume
Branded Cereal Products	98.0	103.9	-6%
Other Cereal Products	133.3	134.5	-1%
Snacks, Sauces & Spreads	347.2	341.9	2%
Frozen Bakery Products	254.8	174.0	46%
Pasta	208.8	212.0	-2%
Total Sales Volume	1,042.1	966.3	8%

(dollars in millions)
Net Sales
Branded Cereal Products	$214.4	$221.6	-3%
Other Cereal Products	226.2	204.7	11%
Snacks, Sauces & Spreads	473.6	417.4	13%
Frozen Bakery Products	308.0	193.7	59%
Pasta	158.7	135.9	17%
Total Net Sales	$1,380.9	$1,173.3	18%

Segment Operating Profit
Branded Cereal Products	$34.9	$49.7	-30%
Other Cereal Products	28.8	22.5	28%
Snacks, Sauces & Spreads	41.1	37.4	10%
Frozen Bakery Products	33.9	23.0	47%
Pasta	26.7	28.2	-5%
Total Segment Operating Profit	$165.4	$160.8	3%

Segment Operating Profit Margin
Branded Cereal Products	16%	22%
Other Cereal Products	13%	11%
Snacks, Sauces & Spreads	9%	9%
Frozen Bakery Products	11%	12%
Pasta	17%	21%
Total Segment Operating Profit Margin	12%	14%

Depreciation and Amortization
Branded Cereal Products	$15.0	$14.7	2%
Other Cereal Products	5.3	5.5	-4%
Snacks, Sauces & Spreads	10.6	10.3	3%
Frozen Bakery Products	16.9	10.0	69%
Pasta	12.7	13.2	-4%
Corporate	3.9	3.2	22%
Total Depreciation and Amortization	$64.4	$56.9	13%

Branded Cereal Products

    Volume changes from the first quarter of the prior year were as follows:

Honey Bunches of Oats	-4%
Pebbles	-4%
Other	-8%
Total	-6%

    Net sales declined 3% as the impact of lower volume was partially offset by increased net selling prices in response to higher raw material costs.  Volumes were down across most of the Post brand portfolio with the exception of Great Grains, which grew 13% driven by increased advertising support.
    Segment operating profit decreased 30% as a result of increased marketing investments, higher raw material costs (driven by wheat, nuts, and corn), unfavorable manufacturing expenses (due to the negative impact of lower production volumes on plant utilization and fixed cost absorption), and lower volumes.  These unfavorable variances were partially offset by increased net pricing and favorable warehouse and broker expenses.

Other Cereal Products

    Volume changes from the first quarter of the prior year were as follows:

Private-brand ready-to-eat cereal	3%
Nutritional bars	13%
Hot cereal	-7%
Other minor categories	-15%
Total	-1%

    Net sales increased 11% as higher net selling prices (raised in response to commodity cost increases) and a favorable sales mix (with a shift to nutritional bars, which have a higher price per pound) were partially offset by slightly lower overall volume.  Volume declines in hot cereal, foodservice, co-manufacturing, and other minor categories were almost completely offset by volume gains in nutritional bars and ready-to-eat cereals driven by new product sales, expanded distribution of existing products, and strong promotional programs.
    Segment operating profit increased 28% as improved net selling prices were only partially offset by higher raw material costs (driven by oats, corn, wheat, fruits, and nuts), production costs (primarily nutritional bars), freight costs, distribution costs, and customer promotion costs.

Snacks, Sauces & Spreads

    Volume changes from the first quarter of the prior year were as follows:

Nuts	-11%
Crackers	11%
Cookies	6%
Peanut butter	3%
Preserves & jellies	-3%
Syrups	5%
Chips	3%
Dressings	2%
Other minor categories	-6%
Total	2%

    Net sales grew 13% as a result of increased net selling prices and higher overall volume, partially offset by increased trade promotion spending.  Net selling prices were raised in reaction to significantly higher commodity costs across many of the segment’s product categories, but most notably in snack nuts.
    Segment operating profit increased 10% driven by improved net selling prices, a favorable sales mix (primarily due to higher cracker and cookie volume and lower snack nut volumes), and favorable manufacturing costs.  Those beneficial effects were partially offset by the effects of significantly higher raw material costs (primarily cashews, peanuts, and tree nuts, but also including oils, wheat, and packaging), freight costs, information systems costs, and brokerage costs.

Frozen Bakery Products

    Base-business volume changes from the first quarter of the prior year were as follows:

In-store bakery (ISB)	-6%
Foodservice	6%
Retail	-5%
Total	-1%

    Net sales were up 59% primarily attributable to incremental sales from the acquisition of Refrigerated Dough.  Excluding results from this acquisition, base business net sales were up 7% driven by price increases in response to commodity cost increases, partially offset by slightly lower volumes.  Volume gains in foodservice were offset by the effects of volume declines in retail griddle products and the in-store bakery channel (primarily frozen dough and bread).  Foodservice sales benefited from a new product for a major restaurant chain.
    Segment operating profit was up 47% primarily due to the acquisition of Refrigerated Dough.  Excluding this acquisition, segment operating profit decreased 19% driven by higher raw materials (primarily flour, dairy, and eggs), freight, and increased information systems costs as well as unfavorable foreign exchange rates, partially offset by improved net selling prices.

Pasta

    Volume changes from the first quarter of the prior year were as follows:

Retail	-1%
Institutional	-3%
Total	-2%

    Net sales were up 17% due to higher net selling prices in response to rising raw material costs, partially offset by lower volumes.  Retail sales volume was down 1% with small declines in private-brand and branded products.  Institutional volumes declined 3%, due to lower ingredient and foodservice sales, partially offset by higher co-manufacturing volume.
    Segment operating profit decreased 5% due to lower sales volumes and net selling price increases not completely offsetting significantly higher raw material costs (primarily durum and semolina wheat).

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

	Three Months Ended
	December 31,
	2011	2010
Cash provided by operating activities	$124.3	$177.7
Cash used by investing activities	(601.5)	(21.1)
Cash provided (used) by financing activities	488.1	(161.4)
Effect of exchange rate changes on cash	.5	.4
Net decrease in cash and cash equivalents	$11.4	$(4.4)

	Dec. 31,	Sept. 30,
	2011	2011
Cash and cash equivalents	$61.4	$50.0
Notes payable to banks	610.0	105.0
Current portion of long-term debt	106.3	30.7
Working capital excluding cash and current indebtedness	424.8	408.5
Long-term debt excluding current portion	2,083.6	2,172.5
Total shareholders' equity	2,694.2	2,619.2

    Capital resources remained strong at December 31, 2011, with a long-term debt to total capital (which is the total of long-term debt and total shareholders’ equity) ratio of 44%, compared to 45% for September 30, 2011.   Cash on hand increased by $11.4 million from the end of fiscal 2011, while the current portion of long-term debt (including notes payable to banks) increased significantly during the quarter due to entering the $550 million 2011 Credit Agreement to facilitate the Refrigerated Dough acquisition.  Working capital excluding cash and cash equivalents and current indebtedness (defined as notes payable to banks plus the current portion of long-term debt) increased from September 30, 2011 to December 31, 2011, primarily as a result of business acquisitions (as disclosed in Note 3 to the financial statements under Item 1) and a reduction in compensation-related accruals ($10.4 million), partially offset by an increase in income taxes payable ($23.7 million).
    The decrease in net cash provided by operating activities for the three months ended December 31, 2011 is primarily attributable to payments and receipts for our derivative instruments used for hedging, with a net outflow of about $30 million this year compared to a net inflow of about that same amount last year.
    Cash flows from investing activities were impacted by the acquisitions of Refrigerated Dough on October 3, 2011 for $551.5 million and Pastificio Annoni S.p.A. (included in our Pasta segment) on December 28, 2011 for $16.8 million.  Capital expenditures were $38.4 million and $21.1 million in the three months ended December 31, 2011 and 2010, respectively.  Excluding approximately $10-15 million of capital spending in the Branded Cereal Products segment prior to spin-off (see discussion below), total capital expenditures for fiscal 2012 are expected to be $190-205 million (including maintenance expenditures of approximately $40 million).  As noted below, we have adequate capacity under current borrowing arrangements, in addition to cash on hand, to meet these cash needs.
    During the three months ended December 31, 2011 and 2010, we repurchased approximately eight thousand and nine thousand shares, respectively, of Ralcorp common stock for $.6 million each quarter.  In addition, during the first three months of 2012, we repaid $10.7 million of Series D and $15.0 million of the 2010 Term Loan.  During the next twelve months, another $10.7 million of Series D, $75.0 million of Series F, and $20.0 million of the 2010 Term Loan are scheduled to be repaid.  As of December 31, we had outstanding borrowings of only $30.0 million against our 2010 ($300 million) Revolving Credit Agreement.

    On February 3, 2012, we completed our separation of Post Foods (the Branded Cereal Products segment) in a tax-free spin-off to Ralcorp shareholders.  In transactions related to the spin-off, Ralcorp received a total of $900 million, which was used to retire debt, including all amounts outstanding under the 2010 Revolving Credit Agreement, the 2010 Term Loan, the 2011 Credit Agreement, and the receivables securitization program.  Remaining proceeds (approximately $85 million) were retained by the Company to be used for general corporate purposes.  After paying down these variable rate instruments, the Company has only fixed interest rate debt remaining.  Refer to Note 18 to the financial statements under Item 1 for more information about these transactions.
    All of our notes provide that, if we elect to pay additional interest, our ratio of “Total Debt” to “Adjusted EBITDA” (each term as defined in the debt agreements) may exceed their normal 3.5 to 1 limit, but be no greater than 3.75 to 1, for a period not to exceed 12 consecutive months.  As of December 31, 2011, that ratio was 3.4 to 1, and we were also in compliance with all other debt covenants.  Refer to Note 18 to the financial statements under Item 1 for information about subsequent amendments to our debt covenants.

OUTLOOK

    Within our Annual Report on Form 10-K for the year ended September 30, 2011, we provided a discussion of the outlook for the Company, including specific factors and trends affecting our businesses.  We believe the outlook comments contained within that document are still appropriate, except as updated by the following paragraphs.
    We completed the acquisition of the North American private brand refrigerated dough business from Sara Lee Corp. on October 3, 2012.  In the first quarter, results from this business (included in our Frozen Bakery Products segment) added $101 million of sales and was $.14 accretive to diluted earnings per share.  We currently expect that the refrigerated dough business will add approximately $340 million in net sales to our consolidated fiscal 2012 results and will increase diluted earnings per share for fiscal 2012 by approximately $.30, including synergies but before one-time transition costs.  It is important to note that this business is somewhat seasonal with approximately 60% of profits generated in our first and second fiscal quarters
    On February 3, 2012, we completed our separation of Post Foods (the Branded Cereal Product segment) in a tax-free spin-off to Ralcorp shareholders.  Ralcorp received $900 million in cash from Post which was used to pay down variable rate debt of approximately $815 million, with the remainder of cash held for general corporate purposes.  The reduction in overall debt will result in lower interest expense for the remainder of fiscal 2012.  In addition, Ralcorp retained approximately 19.7% of Post’s outstanding shares, which will be reflected as “Investment in Post” on our balance sheet.  Effective with our second quarter financial reporting, we expect to report Post as a “discontinued operation,” and thus Post (along with related impairment losses) will be excluded from results from continuing operations.  All comments included below exclude the fiscal 2012 operations of Post.
    As previously discussed, we incurred significant amounts of raw material and freight cost increases during the first three months of fiscal 2012.  For fiscal 2012, we currently expect the net year-over-year increase in unit costs for raw materials will result in a 10-12% increase in cost of goods sold, with the most significant impact in our second fiscal quarter.  The primary commodities driving this estimated increase are durum wheat, cashews, tree nuts (particularly almonds and pecans), and peanuts.  Excluding durum wheat and snack nuts, we expect this increase will be 5-6% after the effects of hedging and forward purchase contracts.  To offset the impact of these significant cost increases, we expect to take additional actions, including aggressively reducing costs through ongoing continuous improvement and other initiatives and increasing prices when justified.  The timing of these pricing actions and acceptance by our customers is expected to lag our cost increases, particularly in the first half of fiscal 2012 for the Pasta and Snacks, Sauces & Spreads reporting segments. We expect that operating results in the second half of fiscal 2012 will improve for both segments as pricing and commodity increases become better aligned.
    Our operating results benefit from contract manufacturing, or ‘co-manufacturing,’ revenue of national brand products, which represented between 5% and 8% of total revenue over the last three years, primarily in our Snacks, Sauces & Spreads and Other Cereal Products reporting segments.  The impact from co-manufacturing arrangements can fluctuate significantly from period to period.  We use this type of business mostly to utilize excess capacity in our production facilities, but require an appropriate margin to do so.  We were unable to reach an agreement to extend a contract manufacturing agreement with a nutritional bar customer in our Other Cereal Products’ Bloomfield business that would allow us an acceptable margin.  This customer represented approximately 4% of total Ralcorp sales in fiscal 2011, and we expect to transition out of this contract over the next year.  As a result, we are re-scaling our Bloomfield business by bringing in several new customers and closing a production facility at the end of February.  We expect that these efforts, combined with base-business growth, will allow our Other Cereal Products segment to have fiscal year 2012 operating profit at least equal to our fiscal 2011 level, in spite of this loss.

RECENTLY ISSUED ACCOUNTING STANDARDS

    See Note 2 under Item 1 for a discussion regarding recently issued accounting standards.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

    There have been no material changes to our critical accounting policies and estimates during the three months ended December 31, 2011.

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

    Except as discussed in the following paragraphs, we believe there have been no material changes in the reported market risks faced by the Company during the three months ended December 31, 2011.  For additional information, refer to Item 7A of our Annual Report on Form 10-K for the year ended September 30, 2011.
    As of December 31, 2011, a hypothetical 10% adverse change in relevant market prices would have decreased the fair value of our commodity-related derivatives portfolio, which includes futures, options, and swaps, by approximately $8.4 million.  This volatility analysis ignores changes in the exposures inherent in the related hedged transactions.  Because the Company does not hold or trade derivatives for speculation or profit, all changes in derivative values are effectively offset by corresponding changes in the hedged exposures.
    As of December 31, 2011, the fair value of our fixed rate debt was approximately $2,204.6 million, based on the discounted amount of future cash flows using Ralcorp’s incremental rate of borrowing for similar debt.  A hypothetical 10% decrease in interest rates would have increased the fair value of the fixed rate debt by approximately $86.2 million.
    As of December 31, 2011, we held foreign currency forward contracts with a total notional amount of $59.0 million and fair value of negative $1.0 million.  A hypothetical 10% increase in the expected CAD-USD exchange rates would have reduced that fair value by $5.2 million.

Item 4.	Controls and Procedures.

    The Company’s management, with the participation of the Company’s Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2011.   Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information that is required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
    On October 3, 2011, we completed the acquisition of Sara Lee’s North American refrigerated dough business (“Refrigerated Dough”).  In connection with the transaction, we entered into a transition services agreement with Sara Lee Corporation to provide services to Refrigerated Dough relating to, among others, finance and administration, human resources, and payroll and information technology to enable us to manage an orderly transition of Refrigerated Dough into Ralcorp.  As a result of our acquisition of Refrigerated Dough, we have expanded our internal controls over financial reporting to include consolidation of the Refrigerated Dough results of operations and financial position.  These controls will be incorporated into our Section 404 assessment for 2012.  There were no other changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

There is no information required to be reported under any items except those indicated below.

Item 1.	Legal Proceedings.

In May 2009, a customer notified the Company that it was seeking to recover out-of-pocket costs and damages associated with the customer’s recall of certain peanut butter-based products.  The customer recalled those products in January 2009 because they allegedly included ingredients that had the potential to be contaminated with salmonella.  The customer’s recall stemmed from the U.S. Food and Drug Administration and other authorities’ investigation of Peanut Corporation of America, which supplied the Company with peanut paste and other ingredients.  In accordance with the Company’s contractual arrangements with the customer, the parties submitted these claims to mediation.  In January 2011, the Company resolved all pending contractual and other claims, resulting in a payment by the Company of $5.0 million and an obligation to pay and additional $5.0 million, subject to the customer’s completion of certain contractual obligations through February 2013.  The company accrued $7.5 million in the fiscal year ended September 30, 2010 based on early estimates of the settlement amount, and accrued an additional $2.5 million in the quarter ended December 31, 2010.

Two subsidiaries of the Company are subject to three pending lawsuits brought by former employees currently pending in separate California state courts alleging, among other things, that employees did not receive sufficient meal breaks resulting in incorrect wage statements, unpaid overtime and untimely payments to terminated employees.  Each of these suits was filed as a class action and seeks to include in the class certain current and former employees of the respective subsidiary involved.  In each case, the plaintiffs are seeking unpaid wages, interest, attorneys’ fees, compensatory and other monetary damages and injunctive relief.  No determination has been made by either court regarding class certification and there can be no assurance as to whether a class will be certified or, if a class is certified, as to the scope of such class.  The Company’s liability, if any, relating to these lawsuits cannot be reasonably estimated at this time; however, the Company does not expect that its ultimate liability, if any, will exceed $10.0 million.

In the opinion of management, based upon the information presently known, the ultimate liability, if any, arising from the pending legal proceedings, as well as from asserted legal claims and known potential legal claims which are likely to be asserted, taking into account established accruals for estimated liabilities (if any), are not expected to be material, individually or in the aggregate, to the Company’s consolidated financial position, results of operations or cash flows.  In addition, while it is difficult to estimate the potential financial impact of actions regarding expenditures for compliance with regulatory matters, in the opinion of management, based upon the information currently available, the ultimate liability arising from such compliance matters is not expected to be material, individually or in the aggregate, to the Company’s consolidated financial position, results of operations or cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs**
October 1- October 31, 2011	8,389*	$78.00	0	See total

November 1 - November 30, 2011	0	0	0	See total

December 1 - December 31, 2011	0	0	0	See total

Total	8,389	0	0	5,000,000

* On October 1, 2011, 8,389 were forfeited back to the Company in satisfaction of required taxes to be withheld by federal, state and local governments in connections with the vesting of an employee restricted stock award.

* On November 10, 2009, the Board of Directors authorized the repurchase of up to 7,000,000 shares of common stock at prevailing market prices.  The authorization has no expiration date.  From time to time, the Company may repurchase its common stock through plans established under Rule 10b5-1.  Typically, these plans direct a broker to purchase a variable amount of shares each day (usually between 0 and 50,000) depending on the previous day’s closing share price.

Item 4.	Mine Safety Disclosures.

Not Applicable

Item 6.	Exhibits.

31.1	Section 302 Certification of Kevin J. Hunt dated February 9, 2012
31.2	Section 302 Certification of Scott Monette dated February 9, 2012
32	Section 1350 Certification of Kevin J. Hunt and Scott Monette dated February 9, 2012

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RALCORP HOLDINGS, INC.

Date: February 9, 2012	By: /s/ S. Monette
S. Monette
Corporate Vice President and
Chief Financial Officer

Exhibit Index

Exhibit	Description
31.1	Section 302 Certification of Kevin J. Hunt dated February 9, 2012
31.2	Section 302 Certification of Scott Monette dated February 9, 2012
32	Section 1350 Certification of Kevin J. Hunt and Scott Monette dated February 9, 2012