Form 10-K/A
period 2011-09-30
RALCORP HOLDINGS INC /MO
filed 2012-09-12
CIK 1029506

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes     ☒  No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    ☐  Yes    ☒  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    ☐  Yes    ☒  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of these terms in Rule 12b-2 of the Exchange Act.

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

Number of shares of Common Stock, $.01 par value, outstanding as of September 10, 2012: 55,032,538.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement for its annual meeting of shareholders, that were filed with the Securities and Exchange Commission within 120 days after September 30, 2011, are incorporated by reference into Part III of this report.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) amends and restates the Annual Report on Form 10-K of Ralcorp Holdings, Inc. (the “Company”) for the fiscal year ended September 30, 2011, as originally filed with the Securities and Exchange Commission (the “SEC”) on December 14, 2011 (the “Original Filing”). This Form 10-K/A is being filed to restate the Company’s consolidated financial statements in Item 8 and related disclosures (including certain amounts and disclosures in Risk Factors in Item 1A, Selected Financial Data in Item 6, and Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 7) as of September 30, 2011 and 2010 and for the fiscal years ended September 30, 2011, 2010 and 2009 as discussed in Note 3 to the consolidated financial statements included in Item 8, to restate Management’s Report on Internal Control Over Financial Reporting included in Item 8, and to restate Disclosure Controls and Procedures included in Item 9A.

In the fourth quarter ended September 30, 2011, and as reflected in the Company’s consolidated financial statements included in the Original Filing, the Company recorded a $364.8 million non-cash goodwill impairment charge related to the Post brand cereals business (the former Branded Cereal Products segment). In finalizing the accounting for the separation of the Post brand cereals business, the Company identified an error in the amount of deferred taxes used in its fourth quarter 2011 goodwill impairment analysis. As a result of this error, the fair value of the net assets associated with the Post brand cereal business was understated and, as a result, the non-cash impairment that was recorded in the fourth quarter of fiscal 2011 was also understated. The Company concluded that an additional impairment charge of approximately $54.0 million (which is not deductible for tax purposes and thus has no associated income tax impact) should have been reflected in the fourth quarter of fiscal 2011. As a result, in this Form 10-K/A, the Company is restating its consolidated financial statements and related disclosures as of and for the fiscal year ended September 30, 2011 to recognize the increase to the non-cash goodwill impairment charge.

In connection with the preparation of the restated financial statements as described above, the Company identified additional errors in the financial statements related to the Condensed Financial Statements of Guarantors note to the consolidated financial statements included in Note 22 of the Original Filing. These errors do not impact the Company’s consolidated balances and amounts. As a result, in this Form 10-K/A, the Company is restating its consolidated financial statements and related disclosures as of September 30, 2011 and 2010 and for the fiscal years ended September 30, 2011, 2010 and 2009 included in the Original Filing to correct the errors in the Condensed Financial Statements of Guarantors note to the consolidated financial statements.

On February 3, 2012, the Company completed the separation of the Post brand cereals business. Financial results related to the Post brand cereals business have been treated as discontinued operations in all periods presented in this Annual Report on Form 10-K/A, and unless otherwise specified, disclosures in this report relate solely to our continuing operations. See Note 4 to our consolidated financial statements in Part II, Item 8 for further information.

Although this Form 10-K/A supersedes the Original Filing in its entirety, this Form 10-K/A only amends and restates Item 1, 1A and 2 of Part I, Items 6, 7, 8 and 9A of Part II and Item 15 of Part IV as a result of, and to reflect, the restatements and the treatment of the Post brand cereals business as discontinued operations, and no other information in the Original Filing is amended hereby. While the foregoing items have been updated, this amended report does not reflect any other events occurring after the Original Filing. In addition, currently dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, are attached to this Form 10-K/A as Exhibits 31.1, 31.2 and 32, respectively.

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, are made throughout this report. These forward-looking statements are sometimes identified by the use of terms and phrases such as “believe,” “should,” “expect,” “project,” “estimate,” “anticipate,” “intend,” “plan,” “will,” “can,” “may,” or similar expressions elsewhere in this report. Our results of operations and financial condition may differ materially from those in the forward-looking statements. Such statements are based on management’s current views and assumptions, and involve risks and uncertainties that could affect expected results. Those risks and uncertainties include but are not limited to the following:

•	our ability to effectively manage the growth from acquisitions or continue to make acquisitions at the rate at which we have been acquiring in the past;

•	significant increases in the costs of certain commodities, packaging or energy used to manufacture our products;

•	our ability to continue to compete in our business segments and our ability to retain our market position;

•	our ability to maintain competitive pricing, successfully introduce new products or successfully manage costs across all parts of the Company;

•	significant competition within the private-brand business;

•	our ability to successfully implement business strategies to reduce costs;

•	the loss or bankruptcy of a significant customer;

•	allegations that our products cause injury or illness, product recalls and product liability claims and other litigation;

•	our ability to anticipate changes in consumer preferences and trends;

•	our ability to service our outstanding debt or obtain additional financing;

•	disruptions in the U.S. and global capital and credit markets;

•	fluctuations in foreign currency exchange rates;

•	the termination or expiration of current co-manufacturing agreements;

•	consolidations among the retail grocery and foodservice industries;

•	loss of key employees;

•	change in estimates in critical accounting judgments and changes to or new laws and regulations affecting our business;

•	termination of existing anti-dumping measures imposed against certain foreign imports of dry pasta;

•	labor strikes or work stoppages by our employees;

•	losses or increased funding and expenses related to our qualified pension plan;

•	impairment in the carrying value of goodwill or other intangibles;

•	the existence of material weaknesses in the Company’s internal control over financial reporting as of September 30, 2011;

•	technology failure;

•	our inability to protect our intellectual property rights;

•	changes in weather conditions, natural disasters and other events beyond our control;

•	the possibility that the combined post-separation value of Ralcorp and Post shares may not equal or exceed the pre-separation value of our common stock;

•	potential liabilities that may arise due to fraudulent transfer considerations surrounding the separation of the Post cereals business;

•	significant tax liabilities that could arise as a result of the separation of the Post cereals business; and

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

We are primarily engaged in manufacturing, distributing and marketing private-brand and other regional and value-brand food products in the grocery, mass merchandise, drugstore, and foodservice channels. Our products include: ready-to-eat and hot cereals; nutritional and cereal bars; snack mixes, corn-based chips and extruded corn snack products; crackers and cookies; snack nuts; chocolate candy; salad dressings; mayonnaise; peanut butter; jams and jellies; syrups; sauces; frozen griddle products, including pancakes, waffles and French toast; frozen biscuits and other frozen pre-baked products such as breads and rolls; frozen and refrigerated doughs; and dry pasta. Over 90% of our products are sold to customers within the United States.

Our strategy is to grow our businesses, primarily through the acquisition of other companies. In addition, we seek to increase sales of existing and new products and expand distribution to new customers and new geographic areas. Since 1997, we have acquired more than 25 companies that manufacture private-brand, regional-brand or value-brand food products.

On February 3, 2012, the Company completed the separation of the Post brand cereals business. Ralcorp shareholders at the close of business on the record date of January 30, 2012 received one share of Post common stock for every two shares of Ralcorp common stock held. Fractional shares of Post common stock were not distributed and any fractional share of Post common stock otherwise issuable to a Ralcorp shareholder was sold in the open market on such shareholder’s behalf, and such shareholder received a cash payment with respect to that fractional share. A private letter ruling received in January 2012 from the IRS affirmed the tax-free nature of the spin-off. Activities related to the Post brand cereals business (formerly the Branded Cereal Products segment) have been treated as discontinued operations in all periods presented in this Annual Report on Form 10-K/A, and unless otherwise specified, disclosures in this report relate solely to our continuing operations. See Note 4 to our consolidated financial statements in Part II, Item 8 for further information.

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

OTHER INFORMATION PERTAINING TO THE BUSINESS OF THE COMPANY

Businesses

Our businesses are comprised of four reportable business segments: Cereal Products; Snacks, Sauces & Spreads; Frozen Bakery Products; and Pasta.

•	The Cereal Products segment is comprised of private-brand ready-to-eat cereals and hot cereals, nutritional bars, snack mixes, and natural and organic specialty cookies, crackers and cereals.

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

Cereal Products

Our Cereal Products segment includes our private-brand and value-brand ready-to-eat cereals and hot cereals, and the Bloomfield Bakers products which include nutritional bars and natural and organic specialty cookies, crackers, and cereals. Private-brand ready-to-eat cereals are currently produced at three manufacturing facilities and presently include 47 different cereal varieties utilizing flaking, extrusion and shredding technologies. Private-brand and value-brand hot cereals are produced at one facility and include old-fashioned oatmeal, quick oatmeal, regular instant oatmeal, flavored instant oatmeal, farina, instant Ralston® (a branded hot wheat cereal) and 3 Minute Brand® hot cereals. As expected, we sell far more hot cereals in cooler months. We believe we are one of the largest private-brand cereal manufacturers (by volume) in the U.S. when combining both private-brand ready-to-eat and hot cereals. The Bloomfield Bakers products are produced at two manufacturing facilities that also produce some ready-to-eat cereals. A majority of the Bloomfield Bakers products are produced under co-manufacturing arrangements, with a smaller portion produced under more traditional private-brand arrangements. In fiscal 2011, approximately 56%, 7% and 37% of this segment’s net sales were in ready-to-eat cereal based products, hot cereals and the Bloomfield Bakers products, respectively.

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

Trademarks

We own (or use under a license) a number of trademarks that are important to our businesses, including 3 Minute Brand®, Ralston®, Parco®, Lofthouse®, Krusteaz®, Panne Provincio®, Major Peters’®, Medallion®, Ry Krisp®, Champagne®, Monet®, Rippin’ Good®, Hoody’s®, Linette®, JERO®, Flavor House®, Nutcracker®, Pennsylvania Dutch®, Heartland®, Golden Grain®, Anthony’s®, Pasta Lensi®, Ronco® and Mueller’s®.

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

Seasonality

Certain aspects of our operations, especially in the Snacks, Sauces & Spreads segment, hot cereal portion of the Cereal Products segment, in-store bakery portion of the Frozen Bakery Products segment and the higher margin noodles and lasagna portion of the Pasta segment, are somewhat seasonal, with a slightly higher percentage of sales and operating profits expected to be recorded in the first and fourth fiscal quarters. See Note 23 in Item 8 for historical quarterly data.

Employees

As of September 30, 2011, we had approximately 9,700 employees, of whom approximately 8,190 were located in the United States, approximately 1,450 were located in Canada and approximately 60 were located in Europe. We have entered into numerous collective bargaining agreements that we believe contain terms that are typical for the industries in which we operate. In fiscal 2012, collective bargaining agreements at the following plants will expire: Fridley, Minnesota; Streator, Illinois; Poteau, Oklahoma; Lancaster, Ohio; Carrollton, Texas; Brantford, Ontario and Ripon, Wisconsin. As these agreements expire, we believe that the agreements can be renegotiated on terms satisfactory to us. We believe our relations with our employees, including union employees, are good.

Raw Materials, Freight, and Energy

Our raw materials consist of ingredients and packaging materials. Our principal ingredients are wheat (including durum wheat), nuts (including peanuts and cashews), sugar, edible oils, corn, oats, cocoa, eggs and rice. Our principal packaging materials are linerboard cartons, corrugated boxes, plastic bottles, plastic containers and composite cans. We purchase raw materials from local, regional, national and international suppliers. The cost of raw materials used in our products may fluctuate widely due to weather conditions, labor disputes, government regulations, industry consolidation, economic climate, energy shortages, transportation delays, or other unforeseen circumstances. The supply of raw materials can be negatively impacted by the same factors that can impact their cost. From time to time, we will enter into supply contracts for periods of up to three years to secure favorable pricing for ingredients and up to five years for packaging materials. For most of our sales, we pay freight costs to deliver our products to the customer via common carriers or our own trucks. Freight costs are affected by both fuel prices and the availability of common carriers in the area. We also purchase natural gas, electricity, and steam for use in our processing facilities. Where possible and when advantageous, we enter into purchase or other hedging contracts of up to 18 months to reduce the price volatility of these items and the cost impact upon our operations. In fiscal 2011, ingredients, packaging, freight, and energy represented approximately 50%, 19%, 6%, and 2%, respectively, of our total cost of goods sold.

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

Contract Manufacturing

From time to time, our segments may produce products on behalf of other companies. Typically, such products are new branded products for which branded companies lack capacity or products of branded companies that do not have their own manufacturing facilities. In both cases, the branded companies retain ownership of the formulas and trademarks related to products we produce for them. Contract manufacturing for branded companies tends to be inconsistent in volume. Often, initial orders can be significant and favorably impact a fiscal period (with respect to sales and profits) but later volume will level off or the branded company will ultimately produce the product internally and cease purchasing product from us. Net sales under these “co-manufacturing” agreements were approximately 8% to 9% of our annual net sales for the past three years and were approximately $345 million in fiscal 2011. We expect our arrangement with one of these customers, which accounted for approximately 5% of our total net sales in fiscal 2011, may end during fiscal 2012.

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

We compete in mature segments with competitors that have a large percentage of segment sales. Our private-brand products both face strong competition from branded competitors for shelf space and sales. Competitive pressures could cause us to lose market share, which may require us to lower prices, increase marketing expenditures or increase the use of discounting or promotional programs, each of which would adversely affect our margins and could result in a decrease in our operating results and profitability.

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

We maintain a qualified defined benefit plan and we remain obligated to ensure that the plan is funded in accordance with applicable regulations. The fair value of pension plan assets (determined pursuant to ASC Topic 715 guidelines) was approximately $21.7 million below the total benefit obligation of the plan as of September 30, 2011 despite a $17.5 million contribution to the plan in fiscal 2011. In the event the stock market deteriorates, the funds in which we have invested do not perform according to expectations, or the valuation of the projected benefit obligation increases due to changes in interest rates or other factors, we may be required to make significant cash contributions to the pension plan and incur increased expense.

Impairment in the carrying value of goodwill or other intangibles could negatively impact our net worth.

The net carrying value of goodwill represents the fair value of acquired businesses in excess of identifiable assets and liabilities as of the acquisition date (or subsequent impairment date, if applicable). The net carrying value of other intangibles represents the fair value of trademarks, customer relationships, and other acquired intangibles as of the acquisition date (or subsequent impairment date, if applicable), net of accumulated amortization. Goodwill and other acquired intangibles expected to contribute indefinitely to our cash flows are not amortized, but must be evaluated by management at least annually for impairment. Amortized intangible assets are evaluated for impairment whenever events or changes in circumstance indicate that the carrying amounts of these assets may not be recoverable. Impairments to goodwill and other intangible assets may be caused by factors outside our control, such as the inability to quickly replace lost co-manufacturing business, increasing competitive pricing pressures, lower than expected revenue and profit growth rates, changes in industry EBITDA multiples, changes in discount rates based on changes in cost of capital (interest rates, etc.), or the bankruptcy of a significant customer and could negatively impact our net worth. For additional information on impairment of intangible assets, including recent impairment losses, refer to “Impairment of Intangible Assets” and “Critical Accounting Policies and Estimates” in Item 7 and Notes 1, 4, and 6 in Item 8.

We have identified material weaknesses in our internal control over financial reporting which could, if not remediated, result in additional material misstatements in our financial statements.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act. As disclosed in Item 9A, management identified material weaknesses in our internal control over financial reporting related to goodwill impairment and related to footnote disclosures included in our Condensed Financial Statements of Guarantors footnote. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of these material weaknesses, our management concluded that our internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission in Internal Control—An Integrated Framework. We are actively engaged in developing a remediation plan designed to address these material weaknesses. If our remedial measures are insufficient to address the material weaknesses, or if additional material weaknesses in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results.

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

We have received a private letter ruling from the IRS to the effect that, among other things, the separation and certain related transactions qualify for tax-free treatment under the Internal Revenue Code of 1986, as amended, or the “Code.” In addition, we obtained an opinion from our legal counsel to the effect that, among other things, the separation and certain related transactions will qualify for tax-free treatment under the Code, and that accordingly, for U.S. federal income tax purposes, no gain or loss will be recognized by, and no amount will be included in the income of, a holder of Ralcorp common stock upon the receipt of shares of our common stock pursuant to the separation, except to the extent such holder receives cash in lieu of fractional shares of our common stock.

Although a private letter ruling from the IRS generally is binding on the IRS, if the factual representations or assumptions made in the letter ruling request are untrue or incomplete in any material respect, we will not be able to rely on the ruling. Furthermore, the IRS did not rule on whether a distribution satisfies certain requirements necessary to obtain tax-free treatment under the Code. Rather, the ruling was based upon representations by us that these conditions have been satisfied, and any inaccuracy in such representations could invalidate the ruling. The opinion referred to above addressed all of the requirements necessary for the separation and certain related transactions to obtain tax-free treatment under the Code and was based on, among other things, certain assumptions and representations made by Post and us, which if incorrect or inaccurate in any material respect would jeopardize the conclusions reached by counsel in such opinion. The opinion will not be binding on the IRS or the courts.

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

ITE M 2. PROPERTIES

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

From time to time, we are a party to various other legal proceedings. In the opinion of management, based upon the information presently known, the ultimate liability, if any, arising from the pending legal proceedings, as well as from asserted legal claims and known potential legal claims which are likely to be asserted, taking into account established accruals for estimated liabilities (if any), are not expected to be material individually and in the aggregate to our consolidated financial position, results of operations or cash flows. In addition, while it is difficult to estimate the potential financial impact of actions regarding expenditures for compliance with regulatory matters, in the opinion of management, based upon the information currently available, the ultimate liability arising from such compliance matters is not expected to be material to our consolidated financial position, results of operations or cash flows.

For a description of certain federal, state and local proceedings involving environmental matters which were pending at September 30, 2011, see “Governmental Regulation and Environmental Matters” on page 6.

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

	Year Ended September 30,
	2011		2010
	High	Low	High	Low
First Quarter	$65.61	$58.05	$60.81	$52.66
Second Quarter	68.52	59.23	69.86	59.15
Third Quarter	91.35	67.28	68.24	54.71
Fourth Quarter	89.43	68.84	61.39	53.90

Issuer Purchases of Equity Securities

Period	(a) Total Number of Shares Purchased*	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs**
July 1 - July 31, 2011	0	$0	0	See total
August 1 - August 31, 2011	3,486	75.50	0	See total
September 1 - September 30, 2011	8,762	74.11	0	See total

Total	12,248	$74.51	0	5,000,000

*	On August 4, 2011 and September 23, 2011, 3,486 and 8,762 shares, respectively, were forfeited back to the Company in satisfaction of required taxes to be withheld by federal, state and local governments in connection with the vesting of employee restricted stock awards.
**	On November 10, 2009, the Board of Directors authorized the repurchase up to 7,000,000 shares of common stock at prevailing market prices. The authorization has no expiration date. From time to time, we may repurchase common stock through plans established under Rule 10b5-1. Typically, these plans direct a broker to purchase a variable amount of shares each day (usually between 0 and 50,000) depending on the previous day’s closing share price.

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

Performance Graph Data

	Ralcorp ($)	Russell 1000 Index ($)	Peer Group ($)
9/30/2006	100.00	100.00	100.00
9/30/2007	115.74	116.94	103.64
9/30/2008	139.77	91.01	99.39
9/30/2009	121.23	85.53	89.44
9/30/2010	121.25	94.74	106.73
9/30/2011	159.05	95.62	119.81

ITEM 6. SELECTED FINANCIAL DATA

FIVE YEAR FINANCIAL SUMMARY

(In millions except per share data)

	Year Ended September 30,
	2011	2010	2009	2008	2007
	(Restated)*
Statement of Operations Data (a)
Net Sales (b)	$3,787.2	$3,061.0	$2,821.3	$2,639.8	$2,233.4
Cost of goods sold	(2,996.0)	(2,427.1)	(2,264.8)	(2,191.0)	(1,819.2)

Gross Profit	791.2	633.9	556.5	448.8	414.2
Selling, general and administrative expenses	(388.1)	(319.0)	(295.7)	(254.6)	(227.8)
Amortization of intangible assets	(65.6)	(36.6)	(29.7)	(27.0)	(23.7)
Impairment of intangible assets (c)	—	(20.5)	—	—	—
Other operating expenses, net (d)	(11.3)	(36.4)	(2.1)	(3.1)	(2.2)

Operating Profit	326.2	221.4	229.0	164.1	160.5
Interest expense, net	(134.0)	(107.8)	(99.0)	(45.0)	(42.3)
Gain (loss) on forward sale contracts (e)	—	—	17.6	111.8	(87.7)
Gain on sale of securities (f)	—	—	70.6	7.1	—

Earnings before Income Taxes and Equity Earnings	192.2	113.6	218.2	238.0	30.5
Income taxes	(65.9)	(38.0)	(76.1)	(85.8)	(7.5)

Earnings before Equity Earnings	126.3	75.6	142.1	152.2	23.0
Equity in earnings of Vail Resorts, Inc., net of related income taxes (f)	—	—	9.8	14.0	8.9

Net Earnings from Continuing Operations	126.3	75.6	151.9	166.2	31.9
(Loss) Earnings from Discontinued Operations	(367.5)	133.2	138.5	1.6	—

Net (Loss) Earnings	$(241.2)	$208.8	$290.4	$167.8	$31.9

Basic (Loss) Earnings per Share:
Earnings from continuing operations	$2.30	$1.37	$2.70	$5.46	$1.20
(Loss) earnings from discontinued operations	(6.69)	2.42	2.46	.05	—

Net (loss) earnings	$(4.39)	$3.79	$5.16	$5.51	$1.20

Diluted (Loss) Earnings per Share:
Earnings from continuing operations	$2.26	$1.35	$2.66	$5.33	$1.17
(Loss) earnings from discontinued operations	(6.58)	2.39	2.43	.05	—

Net (loss) earnings	$(4.32)	$3.74	$5.09	$5.38	$1.17

Balance Sheet Data (a)
Cash and cash equivalents	$50.0	$29.3	$282.8	$14.1	$9.9
Working capital (excl. cash and cash equivalents and discontinued operations)	197.2	145.9	146.2	112.5	165.3
Total assets	6,279.2	6,804.9	5,452.2	5,343.9	1,853.1
Long-term debt	2,172.5	2,464.9	1,611.4	1,668.8	763.6
Other long-term liabilities (excl. discontinued operations)	410.1	359.7	132.2	289.5	382.6
Shareholders’ equity	2,565.2	2,829.2	2,705.6	2,411.5	483.4

Other Data (a)
Cash provided (used) by:
Operating activities	$505.7	$301.9	$326.7	$132.8	$217.6
Investing activities	(138.8)	(1,438.4)	(90.2)	(71.0)	(387.5)
Financing activities	(344.5)	881.5	29.9	(56.8)	160.0
Depreciation and amortization (excl. discontinued operations)	167.8	111.4	94.1	89.7	82.4

*	For information about the restatement, see Note 3 to the financial statements in Item 8.
(a)	In 2008, Ralcorp acquired Post Foods. Results of Post Foods are included as discontinued operations in this table.
(b)	In 2010, Ralcorp acquired J.T. Bakeries, North American Baking, Sepp’s Gourmet Foods, and American Italian Pasta Company. In 2009, Ralcorp acquired Harvest Manor Farms, Inc. In 2007, Ralcorp acquired Cottage Bakery Inc., Bloomfield Bakers, and Pastries Plus of Utah, Inc. For more information about the 2010 and 2009 acquisitions, see Note 5 to the financial statements in Item 8.
(c)	For information about the impairment of intangible assets see Note 1 and Note 6 to the financial statements in Item 8 and “Critical Accounting Policies and Estimates” in Item 7.
(d)	In fiscal 2011, Ralcorp incurred $4.1 of costs related to plant closures, accrued $2.5 related to the settlement of legal claims, and incurred merger and integration costs of $2.5. In fiscal 2010, Ralcorp incurred professional services fees and severance costs related to fiscal 2010 acquisitions of $21.5. In addition, Ralcorp accrued $7.5 related to the potential settlement of legal claims. For more information on acquisition-related costs and provision for legal settlement, see Note 5 and Note 18 to the financial statements in Item 8.
(e)	For information about the gain/loss on forward sale contracts, see Note 9 to the financial statements in Item 8.
(f)	During fiscal 2009, Ralcorp sold 7,085,706 of its shares of Vail Resorts for a total of $211.9. The shares had a carrying value of $141.3, resulting in a $70.6 gain. During August and September 2008, Ralcorp sold 368,700 of Vail shares for a total of $13.7. The shares had a carrying value of $6.6, resulting in a $7.1 gain.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity, and capital resources of Ralcorp Holdings, Inc. As discussed in the Explanatory Note to this Form 10-K/A, the financial information contained in this report has been restated to reflect the restatement items described in Note 3 to the Consolidated Financial Statements in Item 8. This discussion should be read in conjunction with the financial statements under Item 8, especially the segment information in Note 22, and the “Cautionary Statement on Forward-Looking Statements” on page 1. The terms “we,” “our,” “Company,” and “Ralcorp” as used herein refer to Ralcorp Holdings, Inc. and its consolidated subsidiaries. Sales information for the “base business,” as reported herein, has been adjusted to exclude estimated current year sales attributable to recently acquired businesses for the period corresponding to the pre-acquisition period of the comparative period of the prior year. For each acquired business, the excluded period starts at the beginning of the respective quarter or year-to-date period and ends one year after the acquisition date. We have included financial measures for our base businesses (such as sales growth) because they provide useful and comparable trend information regarding the results of our businesses without the effects of the timing of acquisitions.

On February 3, 2012, the Company separated its Post cereals business (formerly, the Branded Cereal Products segment) into a new, publicly traded company (Spin-Off). The Company retained approximately 19.7% of the Post common stock outstanding at February 3, 2012. The net assets, operating results, and cash flows of Post are presented separately as discontinued operations for all periods presented unless otherwise specified. See Note 4 to the Consolidated Financial Statements in Item 8. The discussion of results of operations included in Item 7 excludes discontinued operations unless otherwise indicated.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 2 in Item 8 for a discussion regarding recently issued accounting standards.

RESULTS OF OPERATIONS

As discussed in more detail below, trends in our results for the past three years were significantly affected by acquisitions, particularly American Italian Pasta Company (AIPC) in 2010 but also other businesses in 2010 and 2009, and items related to our former investment in Vail Resorts, Inc. (in 2009). The following table summarizes key data that we believe are important for you to consider as you read the consolidated results analysis discussions below. In addition, please refer to Note 22 in Item 8 for data regarding net sales and profit contribution by segment.

	Year Ended September 30,
	2011	% Change	2010	% Change	2009
(dollars in millions, except per share data)	(Restated)
Net Sales	$3,787.2	24%	$3,061.0	8%	$2,821.3
Operating Profit	326.2	47%	221.4	-3%	229.0
Net Earnings from Continuing Operations	126.3	67%	75.6	-50%	151.9
(Loss) Earnings from Discontinued Operations	(367.5)	-376%	133.2	-4%	138.5
Net (Loss) Earnings	(241.2)	-216%	208.8	-28%	290.4
Diluted Earnings per Share from Continuing Operations	$2.26	67%	$1.35	-49%	$2.66
Diluted (Loss) Earnings per Share from Discontinued Operations	$(6.58)	-375%	$2.39	-2%	$2.43
Adjusted Diluted Earnings per Share (1)	$2.67	34%	$1.99	32%	$1.51
(1) Reconciliation to Diluted Earnings per Share from Continuing Operations:
Adjusted Diluted Earnings per Share from Continuing Operations	$2.67		$1.99		$1.51
Adjustments for economic hedges	(.25)		—		—
Merger and integration costs	(.02)		(.29)		—
Accelerated amortization of intangible assets	(.06)		—		—
Impairment of intangible assets	—		(.23)		—
Provision for legal settlement	(.03)		(.09)		—
Amounts related to plant closures (excluding depreciation)	(.05)		(.03)		(.01)
Gain on forward sale contracts and sale of securities	—		—		.99
Equity in earnings of Vail Resorts, Inc.	—		—		.17

Diluted Earnings per Share from Continuing Operations	$2.26		$1.35		$2.66

Summary of 2011 Compared to 2010

Financial results in fiscal 2011 benefitted from volume and sales gains when compared to fiscal 2010, fueled by acquisitions (primarily AIPC, acquired in July 2010) and base-business sales growth. Diluted earnings per share from continuing operations for fiscal 2011 and 2010 were impacted by adjustments for economic hedges, accelerated amortization of intangible assets, amounts related to plant closures, provision for legal settlement, and merger and integration costs. Excluding these items, adjusted diluted earnings per share from continuing operations increased 34% to $2.67 as the Company benefited from acquisitions and higher overall base-business sales. Partially offsetting these gains were significantly higher raw material costs and higher intangible asset amortization expense associated with acquisitions.

Summary of 2010 Compared to 2009

Net earnings from continuing operations decreased by $76.3 million, as several items negatively impacted operating results when compared to 2009. These items include the absence of Vail-related gains (included in fiscal 2009 results) and items negatively impacting 2010 results, including the impairment of intangible assets, merger and integration costs, a provision for legal settlement and amounts related to plant closures. Excluding these items, adjusted diluted earnings per share increased 32% to $1.99 as the Company benefited from acquisitions, lower raw material costs, fewer outstanding shares as a result of share repurchases and a lower effective tax rate. Partially offsetting these gains were lower net selling prices and higher interest and intangible asset amortization expense associated with acquisitions.

Net Sales

2011 Compared to 2010

	Year Ended September 30,
	2011	2010	% Change
(dollars in millions)
Base-business Net Sales	$3,231.7	$3,061.0	6%
Net sales from recent acquisitions excluded from base-business net sales:
AIPC (July 27, 2010)	463.3	—	15%
Other fiscal 2010 acquisitions	92.2	—	3%

Net Sales	$3,787.2	$3,061.0	24%

Net sales increased $726.2 million or 24% compared to fiscal 2010 primarily as a result of recent acquisitions, which added $555.5 million of sales in fiscal 2011. Excluding acquisitions, base-business net sales increased 6% as higher net selling prices more than offset a 1% decline in overall volumes. Net pricing in many of our product categories increased as commodity costs rose significantly during the year. We further describe these and other factors affecting net sales in the segment discussions below.

2010 Compared to 2009

	Year Ended September 30,
	2010	2009	% Change
(dollars in millions)
Base-business Net Sales	$2,816.9	$2,821.3	0%
Net sales from recent acquisitions excluded from base-business net sales:
Harvest Manor Farms (March 20, 2009)	96.1	—	3%
AIPC (July 27, 2010)	101.4	—	3%
Other fiscal 2010 acquisitions	46.6	—	2%

Net Sales	$3,061.0	$2,821.3	8%

Net sales increased $239.7 million or 8% compared to fiscal 2009 primarily as a result of recent acquisitions, which added $244.1 million of sales in fiscal 2010. Excluding acquisitions, base-business net sales were flat as lower net selling prices offset a 1% increase in overall volumes. Sales prices in many of our product categories declined as commodity costs fell during the first half of the fiscal year. We further describe these and other factors affecting net sales in the segment discussions below.

Margins

	Year Ended September 30,
	2011	2010	2009
(% of net sales)
Gross Profit	20.9%	20.7%	19.7%
Selling, general and administrative expenses	-10.2%	-10.4%	-10.5%
Amortization of intangible assets	-1.7%	-1.2%	-1.1%
Impairment of intangible assets	—%	-.7%	—%
Other operating expenses, net	-.3%	-1.2%	-.1%

Operating Profit	8.6%	7.2%	8.1%

Adjusted Gross Profit	21.5%	20.8%	19.7%
Adjustments for economic hedges	-.6%	—%	—%
Merger and integration costs	—%	-.1%	—%

Gross Profit	20.9%	20.7%	19.7%

Adjusted Selling, General and Administrative Expenses	-10.2%	-10.4%	-10.5%
Merger and integration costs	—%	—%	—%

Selling, General & Administrative Expenses	-10.2%	-10.4%	-10.5%

Adjusted Operating Profit	9.5%	9.1%	8.1%
Adjustments for economic hedges	-.6%	—%	—%
Merger and integration costs	-.1%	-.8%	—%
Accelerated amortization of intangible assets	-.1%	—%	—%
Impairment of intangible assets	—%	-.7%	—%
Provision for legal settlement	-.1%	-.2%	—%
Amounts related to plant closures	-.1%	-.1%	—%

Operating Profit	8.6%	7.2%	8.1%

2011 Compared to 2010

Gross profit margins were 20.9% in 2011, up slightly from 20.7% recorded in 2010. Gross profit margins were adversely impacted by $21.8 million of net adjustments for economic hedges and, in fiscal 2010, a $3.9 million purchase accounting inventory adjustment related to AIPC. Excluding the effect of these items, adjusted gross profit margin increased from 20.8% in 2010 to 21.5% in 2011. This overall increase is primarily due to higher gross profit margins for the Frozen Bakery Products segment, where net selling price increases outpaced rising commodity costs in the current year in response to anticipated additional raw material cost increases in fiscal 2012. The Company also benefited from an additional ten months of results from the higher-margin pasta business. These increases were partially offset by decreased gross profit margins in the Cereal Products and Snacks, Sauces & Spreads segments, where the effect of higher commodity costs exceeded the benefit of higher net selling prices.

Selling, general and administrative expenses (SG&A) as a percentage of net sales declined from 10.4% in 2010 to 10.2% in 2011. The SG&A percentage was positively impacted by higher net selling prices, lower operating expenses for Snacks, Sauces & Spreads (incentive compensation and advertising costs), and lower information system project related costs. Partially offsetting these favorable impacts were higher incentive compensation expense (including cash-based incentive compensation, stock-based compensation, and mark-to-market adjustments for stock-based deferred compensation), unfavorable foreign exchange rates in Canada, and increased insurance reserves at our wholly owned insurance subsidiary associated with a supplier quality issue.

Total amortization expense for the current year was $65.6 million ($.80 per adjusted diluted share) compared to $36.6 million ($.44 per share) last year. The increase is primarily due to ten additional months of amortization of AIPC intangible assets and the accelerated amortization of a customer relationship intangible asset due to a shortened estimate of the remaining life of the relationship.

Overall operating profit margins increased from 7.2% in fiscal 2010 to 8.6% in fiscal 2011. The operating profit margin was affected in both years by merger and integration costs (particularly in the 2010), provision for legal settlement, and costs related to plant closures, in fiscal 2010 by an impairment of intangible assets, and in 2011 by adjustments for economic hedges and accelerated amortization of intangible assets. See additional discussions of many of these items below. Excluding the effects of these items, adjusted operating profit margins increased from 9.1% to 9.5%.

2010 Compared to 2009

Gross profit margins were 20.7% in 2010, up from 19.7% reported in 2009. Gross profit margins in 2010 were adversely impacted by a $3.9 million purchase accounting inventory adjustment related to AIPC. Excluding the effect of this item, adjusted gross profit margin increased from 19.7% in 2009 to 20.8% in 2010. Gross profit margins were positively impacted by lower overall raw material costs compared to fiscal 2009, as costs for key commodities including grain, oils, and peanuts declined during the first half of 2010. The Company also benefited from two months of results from the higher-margin pasta business, which was acquired on July 27, 2010.

SG&A as a percentage of net sales decreased slightly from 10.5% in 2009 to 10.4% in 2010. SG&A as a percentage of sales was positively impacted by lower advertising expense in the Cereal Products segment and favorable foreign exchange, partially offset by lower net selling prices.

Total amortization expense as a percent of sales increased from 1.1% in 2009 to 1.2% in 2010 due primarily to amortization of AIPC intangible assets and other fiscal 2010 acquisitions as well as the full year impact of the 2009 acquisition of Harvest Manor Farms, LLC.

Operating profit margins declined from 8.1% in fiscal 2009 to 7.2% in 2010. Fiscal 2010 operating profit was negatively impacted by merger and integration costs, the impairment of intangible assets, a provision for legal settlement, and plant closure costs. See additional discussions of many of these items below. Excluding these items, adjusted operating profit margins improved from 8.1% to 9.1%.

Adjustments for Economic Hedges

Certain derivative contracts do not qualify for cash flow hedge accounting but are used as economic hedges of our exposure to changes in commodity costs. Realized and unrealized gains and losses on such contracts are recognized at a corporate level in earnings but not allocated to affect segment profit until the hedged exposure affects earnings. In fiscal 2011, net mark-to-market losses on such derivatives resulted in a net adjustment for economic hedges of $21.8 million. This net adjustment was recognized in cost of goods sold on the statement of earnings but excluded from segment profit and our non-GAAP measures of Adjusted EBITDA and Adjusted Diluted Earnings per Share. There were no such derivative contracts during fiscal 2010 and 2009.

Merger and Integration Costs

During the years ended September 30, 2011 and 2010, Ralcorp recorded approximately $2.5 million and $25.4 million, respectively of expenses related to acquisition activity. During 2011, those costs relate primarily to the acquisition of Sara Lee’s North American refrigerated dough business, completed on October 3, 2011. In 2010, those expenses included professional services fees and a one-time finished goods inventory revaluation adjustment related to the AIPC transaction, and severance costs related to all four fiscal 2010 acquisitions. In 2009, those expenses included professional services fees and a one-time finished goods inventory revaluation adjustment related to the Harvest Manor Farms, LLC transaction.

These merger and integration costs were included in the statements of operations as follows:

	2011	2010	2009
Cost of goods sold	$—	$3.9	$.4
Selling, general and administrative expenses	.6	—	—
Other operating expenses, net	1.9	21.5	—

	$2.5	$25.4	$.4

Impairment of Intangible Assets

We perform an assessment of indefinite life assets (including goodwill and brand trademarks) during the fourth quarter in conjunction with the annual forecasting process. In addition, intangible assets are reassessed as needed when information becomes available that is believed to negatively impact the fair market value of an asset.

During the second quarter of fiscal 2010, we recorded a non-cash goodwill impairment charge of $20.5 million in the Snacks, Sauces & Spreads segment related to the Linette chocolate reporting unit. The impairment resulted from reduced sales to a major customer, the inability to quickly replace the lost volume (including a decision by a major retailer to delay potential new product offerings), and changes in anticipated ingredient cost trends, leading to shortfalls in earnings before interest, income taxes, depreciation and amortization relative to forecasts. See further discussion of impairments under “Critical Accounting Policies and Estimates” below.

Provision for Legal Settlement

We recorded a charge of $2.5 million and $7.5 million during fiscal 2011 and 2010, respectively in connection with the settlement of certain contractual claims by a customer in the Cereal Products segment, included in “Other operating expenses, net” on the statement of operations. Those claims arose primarily as a result of the customer’s recall of certain peanut-butter-based products in January 2009 stemming from the U.S. Food and Drug Administration and other authorities’ investigation of Peanut Corporation of America, which supplied us with peanut paste and other ingredients. In January 2011, Ralcorp resolved all pending contractual and other claims, resulting in a payment by the Company of $5.0 million and an obligation to pay an additional $5.0 million, subject to the customer’s completion of certain contractual obligations through February 2013. For more information on the provision for legal settlement refer to Note 18 in Item 8.

Interest Expense, Net

Net interest expense increased $26.2 million or 24.3% to $134.0 million in 2011. The increase is due to a $677.2 million increase in our weighted-average outstanding borrowings compared to the year ended September 30, 2010. The weighted-average interest rate on all of the Company’s outstanding debt was 5.5% at the end of fiscal 2011.

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

Items Related to Former Investment in Vail Resorts, Inc.

Net earnings in fiscal 2009 were affected by non-cash gains on forward sale contracts related to some of our shares of Vail Resorts, Inc. All contracts were settled during fiscal 2009. The contracts included a collar on the Vail stock price and the prepayment of proceeds at a discount (whereby we received a total of $140.0 million). Because we accounted for our investment in Vail Resorts using the equity method, these contracts, which were intended to hedge the future sale of those shares, were not eligible for hedge accounting. Therefore, gains or losses on the contracts were immediately recognized in earnings. For more information on these contracts, see Note 9 in Item 8.

During fiscal 2009, we sold our remaining 7,085,706 shares of Vail Resorts, Inc. common stock for a total of $211.9 million. The shares had a carrying value of $141.3 million, resulting in a $70.6 million gain.

Income Taxes

Income taxes for fiscal 2011 increased $27.9 million or 73% from 2010, driven primarily by higher earnings from acquisitions. Our blended effective tax rate for fiscal 2011 was 34.3% compared to 33.5% for fiscal 2010. The rate for both years was reduced by the effects of adjustments to current and deferred income tax assets and liabilities to revise the estimates previously recorded to the actual amounts per subsequent tax return filings for the prior year, including the effects of lower than anticipated effective state rates. In addition, for fiscal 2011, the federal “Domestic Production Activities Deduction” established by the American Jobs Creation Act of 2004 increased from 6% to 9% of qualifying taxable income. The effect of that increase was a reduction in our federal effective rate of approximately 1 percentage point. We currently expect our fiscal 2012 overall effective tax rate to be approximately 35.5%.

For 2010, income taxes declined $43.7 million or 53% from 2009, driven primarily by the absence of Vail-related gains (as described above). Our blended effective tax rate for fiscal 2010 was 33.5% compared to 35.0% for fiscal 2009. The 2010 rate was reduced by the effects of adjustments to current and deferred income tax assets and liabilities to revise the estimates previously recorded to the actual amounts per subsequent tax return filings for fiscal 2009, including the effects of lower than anticipated effective state rates and the final tax effects of the sale of Vail shares (described in Note 8).

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

•

Adjusted EBITDA, as presented herein (and reconciled to Net Earnings below), is defined as earnings before interest, income taxes, depreciation, and amortization, excluding impairment of intangible assets (if any), adjustments for economic hedges, provision for legal settlement, merger and integration costs, amounts related to plant closures, and other gains and losses related to the Company’s former investment in Vail Resorts, Inc. Ralcorp’s board of directors, management, and investors use Adjusted EBITDA to assess the Company’s performance because it allows them to compare operating performance on a consistent basis across periods by removing the effects of capital structure (such as varying levels of interest expense), items largely outside the control of the management team (such as income taxes), asset base (such as depreciation, amortization, and impairments), derivatives accounting that is not representative of the economic effect of hedges, amounts related to significant legal settlements, items related to the Company’s former investment in Vail Resorts, Inc., and items related to acquisition and disposal activity (such as merger and integration costs, and amounts related to plant closures).

•

Adjusted diluted earnings per share is an additional measure to help investors compare the earnings generated by operations between periods, without the effects of intangible asset impairments and accelerated amortization (if any), adjustments for economic hedges, provision for legal settlement, merger and integration costs, amounts related to plant closures, and items related to the Company’s former investment in Vail Resorts, Inc.

•

Adjusted gross profit (as a percentage of net sales) is an additional measure to help investors compare gross margins between periods, without the effects of adjustments for economic hedges, merger and integration costs, and acquired inventory valuation adjustments (if any).

•

Adjusted selling, general & administrative expenses (as a percentage of net sales) is an additional measure to help investors compare these expenses between periods, without the effects of merger and integration costs.

•

Adjusted operating profit (as a percentage of net sales) is an additional measure to help investors compare operating margins between periods, without the effects of intangible asset impairments and accelerated amortization, adjustments for economic hedges, provision for legal settlement, merger and integration costs, amounts related to plant closures, and items related to the Company’s former investment in Vail Resorts, Inc.

	Year Ended September 30,
	2011	2010	2009
(dollars in millions)	(Restated)
Adjusted EBITDA	$524.5	$388.7	$324.0
Interest expense, net	(134.0)	(107.8)	(99.0)
Income taxes	(65.9)	(38.0)	(76.1)
Depreciation and amortization	(167.8)	(111.4)	(94.1)
Adjustments for economic hedges	(21.8)	—	—
Merger and integration costs	(2.5)	(25.4)	(.4)
Impairment of intangible assets	—	(20.5)	—
Provision for legal settlement	(2.5)	(7.5)	—
Amounts related to plant closures (excluding depreciation)	(3.7)	(2.5)	(.5)
Gain on forward sale contracts and sale of securities	—	—	88.2
Equity in earnings of Vail Resorts, Inc., net of related deferred income taxes	—	—	9.8

Net Earnings from Continuing Operations	$126.3	$75.6	$151.9

Segment Results

	Year Ended September 30,
	2011	% Change	2010	% Change	2009
(pounds in millions)
Sales Volume
Cereal Products	529.0	0%	527.3	-3%	544.5
Snacks, Sauces & Spreads	1,329.5	1%	1,315.2	8%	1,217.4
Frozen Bakery Products	678.2	4%	652.4	3%	636.1
Pasta	848.1	430%	160.1	n/a	—

Total Sales Volume	3,384.8	27%	2,655.0	11%	2,398.0

(dollars in millions)
Net Sales
Cereal Products	$838.5	5%	$799.7	0%	$803.3
Snacks, Sauces & Spreads	1,602.7	10%	1,461.6	10%	1,323.2
Frozen Bakery Products	768.6	10%	698.3	1%	694.8
Pasta	577.4	469%	101.4	n/a	—

Total Net Sales	$3,787.2	24%	$3,061.0	8%	$2,821.3

Segment Profit
Cereal Products	$86.3	-4%	$90.3	-2%	$92.0
Snacks, Sauces & Spreads	135.5	-11%	152.6	30%	117.6
Frozen Bakery Products	88.0	9%	80.8	17%	69.1
Pasta	126.1	484%	21.6	n/a	—

Total Segment Profit	$435.9	26%	$345.3	24%	$278.7

Segment Profit Margin
Cereal Products	10%		11%		11%
Snacks, Sauces & Spreads	8%		10%		9%
Frozen Bakery Products	11%		12%		10%
Pasta	22%		21%		n/a
Total Segment Profit Margin	12%		11%		10%

Cereal Products

Volume changes were as follows:

	Sales Volume Change from Prior Year
	2011	2010
Private-brand ready-to-eat cereal	-2%	-5%
Nutritional bars	12%	21%
Hot cereal	-1%	-7%
Other minor categories	-2%	-10%
Total	0%	-3%

2011 Compared to 2010

Net sales in the Cereal Product segment were $838.5 million in fiscal 2011, up $38.8 million or 5% from the prior year, driven by strong volume growth in nutritional bars (up 12%) and improved selling prices across the segment portfolio in response to rising commodity costs. Overall ready-to-eat cereal volumes declined 2% compared to the prior year, as lower volumes in the first half of fiscal 2011 were partially offset by 2% volume growth in the second half of the year, driven by strong retail promotional activity and improved overall trends for private-brand products.

Segment profit for fiscal 2011 was $86.3 million, down $4.0 million or 4% from fiscal 2010 as increased sales did not completely offset higher raw material costs (driven by wheat, oats, fruit, and nuts), increased production costs (primarily nutritional bars), and a slightly unfavorable product mix resulting from a shift to lower-margin nutritional bars.

2010 Compared to 2009

Net sales in the Cereal Product segment were $799.7 million in fiscal 2010, down $3.6 million from the prior year, as lower volumes (down 3%) offset higher net selling prices and a favorable product mix (shift from ready-to-eat cereals to nutritional bars). The lower overall volumes are mainly attributable to single-digit declines in private-brand ready-to-eat (RTE) cereals, as increased promotional spending by branded competitors negatively impacted private-brand volumes, as well as declining RTE co-manufacturing volumes (included in “Other minor categories”). Partially offsetting these declines were strong volume gains in nutritional bars, which grew 21% in fiscal 2010, though at a slightly lower net selling price than prior year due to decreasing commodity prices.

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

Discontinued Operations

As a result of the Spin-Off, the financial results for the Post cereals business (previously the Branded Cereal Products segment) are now included in results from discontinued operations.

2011 Compared to 2010

Net earnings (loss) from discontinued operations, net of taxes declined significantly from 2010 due primarily to recording non-cash impairment charges totaling $557.5 million (restated) related to intangible assets (goodwill and trademarks) during 2011. In the third quarter of 2011, a non-cash trademark impairment charge of $32.1 million was recognized related to the Post Shredded Wheat and Grape-Nuts brands. In the fourth quarter of 2011, we recorded additional non-cash impairment charges totaling $525.4 million (restated) related to intangible assets in the former Branded Cereal Products segment. These charges consisted of a goodwill impairment of $418.8 million (restated) and trademark impairment charges of $106.6 million (primarily related to the Honey Bunches of Oats, Post Selects, and Post trademarks). Additional factors adversely impacting net earnings in 2011 when compared to 2010 include reduced volumes (down 10%), increased advertising and consumer spending, higher raw material costs (driven by nuts, sugar, wheat, corn and packaging), separation costs, and unfavorable manufacturing expense (due to the negative impact of lower production volumes on plant utilization and fixed cost absorption). These unfavorable variances were partially offset by favorable net pricing.

2010 Compared to 2009

Net earnings (loss) from discontinued operations, net of taxes declined from 2009 due primarily to recording a non-cash impairment charge totaling $19.4 million related to intangible assets (trademarks) and lower operating profit offset by the absence of fiscal 2009 integration costs ($31.6 million) following the August 2008 acquisition of Post by the Company. The overall decline in operating profit was driven by reduced volumes and lower net selling prices due to increased trade promotion spending. These declines were partially offset by favorable raw material costs (notably grains) and reduced operating expenses. Operating expenses declined $29.1 million from fiscal 2009 levels primarily driven by reduced advertising.

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

	Year Ended September 30,
	2011	2010	2009
(dollars in millions)
Cash provided by operating activities - continuing operations	$320.4	$120.7	$36.1
Cash provided by operating activities - discontinued operations	185.3	181.2	290.6

Net cash provided by operating activities	505.7	301.9	326.7

Cash used in investing activities - continuing operations	(124.1)	(1,414.2)	(53.4)
Cash used in investing activities - discontinued operations	(14.7)	(24.2)	(36.8)

Net cash used in investing activities	(138.8)	(1,438.4)	(90.2)

Cash (used) provided by financing activities - continuing operations	(344.5)	881.5	29.9
Cash provided by financing activities - discontinued operations	—	—	—

Net cash (used) provided by financing activities	(344.5)	881.5	29.9

Effect of exchange rate changes on cash and cash equivalents	(1.7)	1.5	2.3

Net increase (decrease) in cash and cash equivalents	$20.7	$(253.5)	$268.7

	September 30,
	2011	2010	2009
(dollars in millions)	(Restated)
Cash and cash equivalents	$50.0	$29.3	$282.8
Current portion of long-term debt	30.7	173.2	45.6
Working capital excluding cash and current debt (excluding discontinued operations)	227.9	319.1	191.8
Long-term debt excluding current portion	2,172.5	2,464.9	1,611.4
Total shareholders’ equity	2,565.2	2,829.2	2,705.6

Capital resources remained strong at September 30, 2011, with a long-term debt to total capital (which is the total of long-term debt and total shareholders’ equity) ratio of 46% (restated), compared to 47% for September 30, 2010. Cash on hand increased from the end of fiscal 2010, while the current portion of long-term debt decreased significantly as we repaid the majority of short-term borrowings made during the fourth quarter of 2010. Working capital excluding cash and cash equivalents and the current portion of long-term debt decreased from September 30, 2010 to September 30, 2011, primarily as a result of a $105.0 million increase in notes payable under our accounts receivable securitization program (see Note 13 in Item 8), a $50.5 million increase in hedging-related liabilities, and an $8.7 million decrease in our income taxes receivable, partially offset by an increase in inventories ($70.3 million) and the effects of the timing of payments and sales.

Operating Activities

2011 Compared to 2010

The increase in net cash provided by operating activities for continuing operations for the year ended September 30, 2011 is primarily attributable to significantly higher segment operating profit before depreciation and amortization expense, driven by our acquisition of AIPC. Operating cash flows were also positively impacted by an $18.6 million deferred gain on an interest rate swap settlement, a $9.0 million decrease in pension contributions, and a favorable $38.6 million change in cash flows related to income taxes, partially offset by higher inventory levels (net of accounts payable). We made a $17.5 million contribution to our qualified pension plan in 2011 compared to $26.5 million in 2010. As a result of a $677.2 million increase in our weighted average outstanding borrowings, we paid $136.3 million of interest in 2011 compared to $107.2 million in 2010.

2010 Compared to 2009

The change in net cash provided by operating activities for continuing operations for the year ended September 30, 2010 is primarily attributable to increases in working capital excluding cash and current debt (excluding the effects of business acquisitions), the amount of pension contributions, and incremental interest payments, partially offset by an increase in total segment profit before depreciation and amortization expense and absence of Vail related gains in 2009. We made a $26.5 million contribution to our qualified pension plan in 2010 compared to $5.0 million in 2009. As a result of increased debt (discussed below), we paid $107.2 million of interest in 2010 compared to $98.7 million in 2009. The factors contributing to our improved total segment profit are discussed in “Segment Results” above.

Investing Activities

Net cash paid for business acquisitions totaled zero in fiscal 2011, $1.3 billion in fiscal 2010 (J.T. Bakeries, North American Baking, Sepp’s Gourmet Foods, and AIPC), and $55 million in fiscal 2009 (Harvest Manor). While the fiscal 2010 transactions were largely financed with debt (see “Financing Activities” below), more than $100 million was funded with cash on hand. See Note 5 in Item 8 for more information about these acquisitions.

Capital expenditures were $126.4 million, $104.7 million, and $78.2 million in fiscal years 2011, 2010, and 2009, respectively. Expenditures in these three years included information systems projects and special projects at the recently acquired businesses, as well as systems conversion costs for some of our other businesses. Capital expenditures for fiscal 2012 are expected to be $225-$235 million (including maintenance expenditures of approximately $40 million). As discussed below, we have adequate capacity under current borrowing arrangements, in addition to cash on hand, to meet these cash needs.

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

On February 3, 2012, the Company completed the separation of the Post brand cereals business. Ralcorp shareholders at the close of business on the record date of January 30, 2012 received one share of Post common stock for every two shares of Ralcorp common stock held. Fractional shares of Post common stock were not distributed and any fractional share of Post common stock otherwise issuable to a Ralcorp shareholder was sold in the open market on such shareholder’s behalf, and such shareholder received a cash payment with respect to that fractional share. A private letter ruling received in January 2012 from the IRS affirmed the tax-free nature of the spin-off. See Note 4 to our consolidated financial statements in Part II, Item 8 for further information.

Cash Flows from Discontinued Operations

2011 Compared to 2010

Cash provided by operating activities from discontinued operations increased $4.1 million from $181.2 million in fiscal 2010 to $185.3 million in fiscal 2011. Working capital increased $.9 million. Cash used in investing activities consisted of capital expenditures of $14.7 million and $24.2 million in 2011 and 2010, respectively.

2010 Compared to 2009

Cash provided by operating activities from discontinued operations declined $109.4 million from $290.6 million in 2009 to $181.2 million in 2010. The decrease in net cash provided by operating activities is due primarily to the final cash settlement of the Kraft transition services agreement (TSA) in fiscal 2010 and a net increase in working capital. In 2009, Kraft collected cash from customers and paid vendors on Post’s behalf under a TSA, resulting in a net positive cash flow impact in 2009 of $62.7 million. Working capital was impacted in 2010 by lower advertising and promotion accruals, partially offset by lower trade receivables and inventory levels. Cash used in investing activities consisted of capital expenditures of $24.2 million and $36.8 million in 2010 and 2009, respectively.

Off-Balance Sheet Financing

As an additional source of liquidity, on September 24, 2001, Ralcorp entered into an agreement to sell, on an ongoing basis, all of its trade accounts receivable to a wholly owned, bankruptcy-remote subsidiary called Ralcorp Receivables Corporation (RRC). RRC entered into a related arrangement giving it the ability to sell undivided percentage ownership interests in qualifying receivables to a bank commercial paper conduit (the Conduit). As of September 30, 2011, the accounts receivable of Medallion, Western Waffles, Bloomfield Bakers, J.T. Bakeries, North American Baking, Sepp’s Gourmet Foods, and AIPC businesses had not been incorporated into the sale agreement and were not being sold to RRC. In November 2010, Cottage Bakery, and Harvest Manor were added to the agreement and the maximum amount that RRC can sell to the Conduit was increased from $75 million to $135 million. Covenants in the agreement include requirements that “EBIT” be at least three times “Consolidated Interest Expense”, and that “Total Debt” not exceed 3.75 times “Adjusted EBITDA” (each term as defined in the agreement). RRC’s only business activities relate to acquiring and selling interests in Ralcorp’s receivables. Upon the agreement’s termination, the Conduit would be entitled to all cash collections on RRC’s accounts receivable until its purchased interest has been repaid. The agreement is renegotiated and extended periodically (generally on an annual basis) and will terminate in May 2012, unless again extended.

Through September 30, 2010, the trade receivables sale arrangement with RRC represented “off-balance sheet financing” since the sale resulted in assets being removed from our balance sheet rather than resulting in a liability to the Conduit. The organizational documents of RRC and the terms of the agreements governing the receivables sale transactions made RRC a “qualifying special purpose entity.” As such, it was not to be consolidated in Ralcorp’s financial statements under generally accepted accounting principles. Furthermore, the “true sale” nature of the arrangement required Ralcorp to account for RRC’s transactions with the Conduit as a sale of accounts receivable instead of reflecting the Conduit’s net investment as debt with a pledge of accounts receivable as collateral. As a result of ASUs 2009-16 and 2009-17, which were effective for Ralcorp as of October 1, 2010, the financial statement presentation of the receivables sale arrangement has changed such that it no longer represents “off-balance sheet financing.” Beginning in fiscal 2011, the outstanding balance of receivables remained on Ralcorp’s balance sheet, proceeds received from the Conduit ($105 million and zero as of September 30, 2011 and 2010, respectively) were shown as short-term debt, and there was no investment in RRC. See further discussion in Note 2 and Note 13 in Item 8.

Contractual Obligations

In the normal course of business, we enter into contracts and commitments which obligate us to make payments in the future. The table below sets forth our significant future obligations by time period as of September 30, 2011.

	Total	Less Than 1 Year	1 - 3 Years	3 - 5 Years	More Than 5 Years
Long-term obligations (a)	$3,699.5	$159.7	$441.8	$496.3	$2,601.7
Operating lease obligations (b)	76.5	12.6	17.2	17.5	29.2
Purchase obligations (c)	615.6	557.4	56.1	1.2	.9
Deferred compensation obligations (d)	39.6	13.5	12.4	4.8	8.9
Benefit obligations (e)	287.3	12.8	26.9	30.6	217.0
Unrecognized tax benefits (f)	5.6	.9	4.7	—	—

Total	$4,724.1	$756.9	$559.1	$550.4	$2,857.7

(a)	Long-term debt obligations include principal payments and interest payments based on interest rates at September 30, 2011. See Note 17 in Item 8 for details.
(b)	Operating lease obligations consist of minimum rental payments under noncancelable operating leases, as shown in Note 18 in Item 8.
(c)	Purchase obligations are legally binding agreements to purchase goods or services that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.
(d)	Deferred compensation obligations have been allocated to time periods based on existing payment plans for terminated employees and the estimated timing of distributions to current employees based on age.
(e)	Benefit obligations consist of future payments related to pension and other postretirement benefits as estimated by an actuarial valuation.
(f)	Unrecognized tax benefits for uncertain tax positions and related accrued interest have been allocated to time periods based on the estimated timing of resolution with the taxing authority.

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

In June 2011, a trademark impairment loss of $32.1 million was recognized for the former Branded Cereal Products segment (included in discontinued operations) related to the Post Shredded Wheat and Grape-Nuts trademarks based on reassessments triggered by the announced separation of Post from Ralcorp. The trademark impairment was due to reductions in anticipated future sales as a result of competition, lack of consumer response to advertising and promotions for these brands, and further reallocations of advertising and promotion expenditures to higher-return brands. These factors, particularly the lower than expected revenues during 2011 and further declines in market share, led us to lower royalty rates for both the Shredded Wheat and Grape-Nuts brands as well as further reduce future sales growth rates, resulting in a partial impairment of both brands.

Based upon a preliminary review of the Post business conducted by the newly appointed Post management team in October, sales declines in the fourth quarter and continuing into October, and weakness in the branded ready-to-eat cereal category and the broader economy, management determined that additional strategic steps were needed to stabilize the business and the competitive position of its brands. The impact of these steps was a reduction of expected net sales growth rates and profitability of certain brands in the near term. Consequently, an additional trademark impairment loss of $106.6 million was recognized in the quarter ended September 30, 2011 for the former Branded Cereal Products segment (included in discontinued operations), primarily related to the Honey Bunches of Oats, Post Selects, and Post trademarks. Holding all other assumptions constant, if the discount rate had been one-quarter percentage point higher, if the sales growth rates for each period had been one-quarter percentage point lower, or if the royalty rates had been one-quarter percentage point lower, the impairment of all indefinite-lived trademarks at September 30, 2011 would have been $22 million to $53 million higher. Excluding the five Post brands with related impairment charges in September 2011, each of our other material indefinite-lived trademarks included in discontinued operations had estimated fair values which exceeded their carrying values by at least 10% with the exception of the Grape-Nuts trademark which had an estimated fair value approximately equal to its carrying value.

As noted above, assessing the fair value of indefinite lived trademarks for the former Branded Cereal Products segment includes, among other things, making key assumptions for estimating revenue growth rates and profitability (and corresponding royalty rates) by brand. These assumptions are subject to a high degree of judgment and complexity. We make every effort to estimate revenue growth rates and profitability by brand as accurately as possible with the information available at the time the forecast is developed. However, changes in the assumptions and estimates may affect the estimated fair value of the individual trademark, and could result in additional impairment charges in future periods. Factors that have the potential to create variances in the estimated fair value of each trademark include but are not limited to (i) fluctuations in forecasted sales volumes, which can be driven by multiple external factors affecting demand, including macroeconomic factors, competitive dynamics in the ready-to-eat cereal category, changes in consumer preferences, and consumer responsiveness to our promotional and advertising activities; (ii) product costs, particularly commodities such as wheat, corn, rice, sugar, nuts, oats, corrugated packaging and diesel, and other production costs which could negatively impact profitability and corresponding royalty rate; and (iii) interest rate fluctuations and the overall impact of these changes on the appropriate discount rate.

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

The revised business outlook of the new Post management team (as described in the discussion of the trademark impairment loss for the quarter ended September 30, 2011, above) triggered an additional “step one” goodwill impairment analysis. Because Post’s carrying value was determined to be in excess of its fair value in our step one analysis, we were required to perform “step two” of the impairment analysis to determine the amount of goodwill impairment to be recorded. The amount of the impairment is calculated by comparing the implied fair value of the goodwill to its carrying amount, which requires us to allocate the fair value determined in the step one analysis to the individual assets and liabilities of the reporting unit. Any remaining fair value would represent the implied fair value of goodwill on the testing date. Based on the step two analysis, we recorded a pre-tax, non-cash impairment charge of $418.8 million (restated) for the former Branded Cereal Products segment (now included in discontinued operations) to reduce the carrying value of goodwill.

As of September 30, 2011, the fair value of all reporting units except Post Foods (the former Branded Cereal Products segment) exceeded their carrying value by a significant amount based on the most recent step one impairment analysis completed. The former Branded Cereal Products segment had a revised goodwill balance of $1,375.2 million (restated) which is included in discontinued operations. For the calculation of fair value of the Post Foods reporting unit, we assumed future revenue growth rates ranging from 0.6% to 3.3% with a long-term (terminal) growth rate of 3% and applied a discount rate of 8.5% to cash flows. Revenue growth assumptions (along with profitability and cash flow assumptions) were based on historical trends for the reporting unit and management’s expectations for future growth. The discount rate was based on industry market data of similar companies, and included factors such as the weighted average cost of capital, internal rate of return, and weighted average return on assets. For the market approach, we used a weighted average multiple of 10.0 and 8.5 times projected fiscal 2012 and 2013 EBITDA, respectively, and a multiple of 2.4 and 2.0 times projected fiscal 2012 and 2013 revenue, respectively, based on industry market data. An unfavorable change in forecasted operating results and cash flows, an increase in discount rates based on changes in cost of capital (interest rates, etc.), or a decline in industry market EBITDA and revenue multiples may reduce the estimated fair value below the new carrying value and would likely result in the recognition of an additional goodwill impairment loss. Holding all other assumptions constant, if the net sales growth rate for all future years had been one-quarter percentage point lower or the discount rate had been one-quarter percentage point higher, the goodwill impairment charge at September 30, 2011 would have been $76 million to $122 million higher, or if the EBITDA multiple for 2012 and 2013 had been 0.5 times lower or if the revenue multiple for 2012 and 2013 had been 0.2 times lower, the impairment would have been $15 million to $24 million higher.

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

Pension assets and liabilities are determined on an actuarial basis and are affected by the estimated market-related value of plan assets; estimates of the expected return on plan assets, discount rates, and future salary increases; and other assumptions inherent in these valuations. We annually review the assumptions underlying the actuarial calculations and make changes to these assumptions, based on current market conditions and historical trends, as necessary. Actual changes in the fair market value of plan assets and differences between the actual return on plan assets and the expected return on plan assets will affect the amount of pension expense or income ultimately recognized. The other postretirement benefits liability is also determined on an actuarial basis and is affected by assumptions including the discount rate and expected trends in healthcare costs. Changes in the discount rate and differences between actual and expected healthcare costs will affect the recorded amount of other postretirement benefits expense. For both pensions and postretirement benefit calculations, the assumed discount rate is determined by projecting the plans’ expected future benefit payments as defined for the projected benefit obligation or accumulated postretirement benefit obligation, discounting those expected payments using a theoretical zero-coupon spot yield curve derived from a universe of high-quality (rated Aa or better by Moody’s Investor Service) corporate bonds as of the measurement date, and solving for the single equivalent discount rate that results in the same present value. A 1% decrease in the assumed discount rate (from 5.4% to 4.4%) would have increased the recorded benefit obligations at September 30, 2011 by approximately $36 million for pensions and approximately $3 million for other postretirement benefits. The expected return on plan assets was determined based on historical and expected future returns of the various asset classes, using the target allocations of the plans. A 1% decrease in the assumed return on plan assets (from 8.75% to 7.75%) would have increased the net periodic benefit cost for the pension plans by approximately $4 million. See Note 19 in Item 8 for more information about pension and other postretirement benefit assumptions.

Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period for awards expected to vest. Determining the fair value of share-based awards at the grant date requires judgment, including estimating the expected term, expected stock price volatility, risk-free interest rate, and expected dividends. In addition, judgment is required in estimating the amount of share-based awards that are expected to be forfeited before vesting. For equity awards, the original estimate of the grant date fair value is not subsequently revised unless the awards are modified, but the estimate of expected forfeitures is revised throughout the vesting period and the cumulative stock-based compensation cost recognized is adjusted accordingly. For liability awards, the fair value is remeasured at the end of each reporting period. See Note 21 in Item 8 for more information about stock-based compensation and our related estimates.

Until June 2009, we accounted for our investment in Vail Resorts, Inc using the equity method of accounting because Ralcorp had significant influence. When the forward sale contracts related to shares of Vail common stock were settled in June 2009, we no longer had significant influence and accounted for our investment as available for sale securities until September 2009, when all shares had been sold. Until the forward sale contracts were settled, they were marked to fair value based on the Black-Scholes valuation model and any gains or losses on the contracts were immediately recognized in earnings. Key assumptions used in the valuation included the Vail stock price, expected stock price volatility, and the risk-free interest rate. See Note 8 and Note 9 in Item 8 for more information about the investment in Vail and Vail forward sale contracts.

We estimate income tax expense based on taxes in each jurisdiction. We estimate current tax exposures together with temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These temporary differences result in deferred tax assets and liabilities. We believe that sufficient income will be generated in the future to realize the benefit of most of our deferred tax assets. Where there is not sufficient evidence that such income is likely to be generated, we establish a valuation allowance against the related deferred tax assets. We are subject to periodic audits by governmental tax authorities of our income tax returns. These audits generally include questions regarding our tax filing positions, including the amount and timing of deductions and the allocation of income among various tax jurisdictions. We evaluate our exposures associated with our tax filing positions, including state and local taxes, and record reserves for estimated exposures. As of the end of fiscal 2011, four years (2008, 2009, 2010, and 2011) were subject to audit by the Internal Revenue Service, two to six years were subject to audit by various state and local taxing authorities, and six years (2006, 2007, 2008, 2009, 2010, and 2011) were subject to audit by the Canadian Revenue Agency and certain other foreign taxing authorities. See Note 7 for more information about estimates affecting income taxes.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

In the ordinary course of business, the Company is exposed to commodity price risks relating to the acquisition of raw materials and fuels. Ralcorp utilizes derivative financial instruments, including futures contracts, options and swaps, to manage certain of these exposures when it is practical to do so. As of September 30, 2011, a hypothetical 10% adverse change in the market price of the Company’s principal hedged commodities, including natural gas, linerboard, heating oil, soybean oil, corn and wheat, would have decreased the fair value of the Company’s commodity-related derivatives portfolio by approximately $14.0 million. As of September 30, 2010, a hypothetical 10% adverse change in the market price of the Company’s principal hedged commodities, including natural gas, linerboard, heating oil, soybean oil, corn and wheat, would have decreased the fair value of the Company’s commodity-related derivatives portfolio by approximately $5.5 million. This volatility analysis ignores changes in the exposures inherent in the underlying hedged transactions. Because the Company does not hold or trade derivatives for speculation or profit, all changes in derivative values are effectively offset by corresponding changes in the underlying exposures. For more information, see Note 1 and Note 15 to the financial statements included in Item 8.

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

As of September 30, 2011 and 2010, the fair value of the Company’s fixed rate debt was approximately $2,070.1 million and $2,399.5 million, respectively, based on the discounted amount of future cash flows using Ralcorp’s incremental rate of borrowing for similar debt. A hypothetical 10% decrease in interest rates would have increased the fair value of the fixed rate debt by approximately $92.2 million and $89.3 million at September 30, 2011 and 2010, respectively. With respect to variable rate debt, a hypothetical 10% change in interest rates would not have had a material impact on the Company’s reported net earnings or cash flows in fiscal 2011 or 2010.

For more information, see Note 1, Note 15, and Note 17 to the financial statements included in Item 8.

Foreign Currency Risk

The Company has foreign currency exchange rate risk related to its foreign subsidiaries, whose functional currencies are the Canadian dollar or the Euro. The Company uses foreign exchange forward contracts to hedge the risk of fluctuations in future cash flows and earnings related to fluctuations in the exchange rate between the Canadian dollar and U.S. dollar. A hedging offset is accomplished because the gain or loss on the forward contracts occurs on or near the date of the anticipated hedged transactions. As of September 30, 2011, the Company held foreign exchange forward contracts with a total notional amount of $83.3 million and a fair value of negative $4.2 million. A hypothetical 10% increase in the expected CAD-USD exchange rates would have reduced that fair value by $7.1 million. As of September 30, 2010, the Company held foreign exchange forward contracts with a total notional amount of $69.5 million and a fair value of $1.4 million. A hypothetical 10% increase in the expected CAD-USD exchange rates would have reduced that fair value by $6.6 million. For more information, see Note 1 and Note 15 to the financial statements included in Item 8.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING (Restated)

Management of Ralcorp Holdings, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934 as amended. In our original assessment under the supervision and with the participation of management, including the current Chief Executive Officer (previously Co-Chief Executive Officer), former Co-Chief Executive Officer and former Chief Accounting Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation in Management’s Report on Internal Control over Financial Reporting included in our original Annual Report on Form 10-K for the year ended September 30, 2011, our management previously concluded that we maintained effective internal control over financial reporting as of September 30, 2011.

Subsequent to the evaluation made in connection with the original filing and in connection with the restatement and the filing of this Form 10-K/A, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of its internal control over financial reporting using the criteria established in COSO and concluded that, because control deficiencies that constituted material weaknesses, as discussed below, existed as of September 30, 2011 the Company’s internal control over financial reporting was not effective as of September 30, 2011. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The first control deficiency related to the Company’s goodwill assessment and resulted in restatements of the Company’s 2011 annual consolidated financial statements and its interim condensed consolidated financial statements for the quarterly period ended December 31, 2011. The second control deficiency related to the Condensed Financial Statements of Guarantors footnote (“Guarantors Footnote”) and resulted in restatements to the 2011, 2010, and 2009 annual consolidated financial statements and the interim condensed consolidated financial statements for the quarterly and fiscal year-to-date periods ended December 31, 2011 and 2010, June 30, 2011, and March 31, 2011. Additionally, the control deficiencies could result in future misstatements to the impairment of goodwill and related disclosures and to the Guarantors Footnote within the Company’s consolidated financial statements that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that the control deficiencies each constitute a material weakness.

The identified material weaknesses in internal control over financial reporting are as follows:

•

Goodwill Assessment: Our internal control over financial reporting related to goodwill assessments was improperly designed and was not effective in capturing the proper amount of deferred income taxes when assessing the carrying values of our reporting units for purposes of evaluating whether there is a goodwill impairment. Specifically, our controls did not prevent or detect the fact that certain deferred income taxes relative to certain corporate allocations and adjustments to reporting units were improperly excluded from our computations when evaluating goodwill impairment. The exclusion of certain deferred income taxes from the impairment computation resulted in the fourth quarter impairment charge for the Branded Cereal Products segment being understated by $54.0 million and corresponding goodwill balance being overstated by the same amount.

•

Guarantors Footnote: Our internal control over financial reporting related to the preparation of the Guarantors Footnote was improperly designed and was not effective in properly presenting the amounts accurately or completely within the Guarantors Footnote. Specifically, we did not design a process to prepare the Guarantors Footnote in accordance with SEC rules and regulations and accounting principles generally accepted in the United States of America, including consideration of intercompany transactions and whether certain amounts were recorded in the appropriate columns. This resulted in multiple errors to the Condensed Consolidating Balance Sheets, Condensed Consolidating Statements of Operations, and Condensed Consolidating Statements of Cash Flows within the Guarantors Footnote for the periods described above.

The effectiveness of our internal control over financial reporting as of September 30, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report (on the following page).

/s/ Kevin J. Hunt	/s/ Scott Monette
Kevin J. Hunt Chief Executive Officer	Scott Monette Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Ralcorp Holdings, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, cash flows, and shareholders’ equity present fairly, in all material respects, the financial position of Ralcorp Holdings, Inc. and its subsidiaries at September 30, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2011 in conformity with accounting principles generally accepted in the United States of America. Management and we previously concluded that the Company maintained effective internal control over financial reporting as of September 30, 2011. However, management has subsequently determined that material weaknesses in internal control over financial reporting existed with respect to capturing the proper amount of deferred income taxes when assessing the carrying values of the reporting units and the preparation of the condensed financial statements of guarantors footnote. Accordingly, management’s report has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of September 30, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because material weaknesses in internal control over financial reporting with respect to capturing the proper amount of deferred income taxes when assessing the carrying values of the reporting units and the preparation of the condensed financial statements of guarantors footnote existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weaknesses referred to above are described in the accompanying Management’s Report on Internal Control over Financial Reporting. We considered these material weaknesses in determining the nature, timing, and extent of audit tests applied in our audit of the 2011 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As described in Notes 3 and 24 to the consolidated financial statements, the Company has restated its 2011, 2010 and 2009 financial statements to correct errors.

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

/s/ PricewaterhouseCoopers LLP

St. Louis, Missouri

December 14, 2011, except with respect to our opinion on the consolidated financial statements insofar as it relates to the effects of discontinued operations discussed in Note 4, and except for the effects of the restatement discussed in Notes 3 and 24 to the consolidated financial statements and the matter described in the second and third paragraphs of Management’s Report on Internal Control Over Financial Reporting, as to which the date is September 12, 2012

RALCORP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in millions except per share data, shares in thousands)

	Year Ended September 30,
	2011	2010	2009
	(Restated)
Net Sales	$3,787.2	$3,061.0	$2,821.3
Cost of goods sold	(2,996.0)	(2,427.1)	(2,264.8)

Gross Profit	791.2	633.9	556.5
Selling, general and administrative expenses	(388.1)	(319.0)	(295.7)
Amortization of intangible assets	(65.6)	(36.6)	(29.7)
Impairment of intangible assets	—	(20.5)	—
Other operating expenses, net	(11.3)	(36.4)	(2.1)

Operating Profit	326.2	221.4	229.0
Interest expense, net	(134.0)	(107.8)	(99.0)
Gain on forward sale contracts	—	—	17.6
Gain on sale of securities	—	—	70.6

Earnings before Income Taxes and Equity Earnings	192.2	113.6	218.2
Income taxes	(65.9)	(38.0)	(76.1)

Earnings before Equity Earnings	126.3	75.6	142.1
Equity in earnings of Vail Resorts, Inc., net of related income taxes	—	—	9.8

Net Earnings from Continuing Operations	126.3	75.6	151.9
(Loss) Earnings from Discontinued Operations	(367.5)	133.2	138.5

Net (Loss) Earnings	$(241.2)	$208.8	$290.4

Basic (Loss) Earnings per Share
Earnings from continuing operations	$2.30	$1.37	$2.70
(Loss) earnings from discontinued operations	(6.69)	2.42	2.46

Net (loss) earnings	$(4.39)	$3.79	$5.16

Diluted (Loss) Earnings per Share
Earnings from continuing operations	$2.26	$1.35	$2.66
(Loss) earnings from discontinued operations	(6.58)	2.39	2.43

Net (loss) earnings	$(4.32)	$3.74	$5.09

Weighted Average Shares for Basic Earnings per Share	54,812	54,933	56,166
Dilutive effect of:
Stock options	247	308	437
Restricted stock awards	254	189	207
Stock appreciation rights	413	192	151

Weighted Average Shares for Diluted Earnings per Share	55,726	55,622	56,961

See accompanying Notes to Consolidated Financial Statements.

RALCORP HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In millions except share and per share data)

	September 30,
	2011	2010
	(Restated)
Assets
Current Assets
Cash and cash equivalents	$50.0	$29.3
Marketable securities	8.2	10.0
Investment in Ralcorp Receivables Corporation	—	137.8
Receivables, net	349.6	174.7
Inventories	424.1	354.7
Deferred income taxes	15.7	7.0
Prepaid expenses and other current assets	11.8	28.5
Current assets of discontinued operations	135.3	135.0

Total Current Assets	994.7	877.0
Property, Net	783.2	773.1
Goodwill	1,160.9	1,151.6
Other Intangible Assets, Net	767.9	827.1
Other Assets	35.8	35.9
Noncurrent Assets of Discontinued Operations	2,536.7	3,140.2

Total Assets	$6,279.2	$6,804.9

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts and notes payable	$389.4	$243.4
Other current liabilities	222.8	323.4
Current liabilities of discontinued operations	59.7	60.3

Total Current Liabilities	671.9	627.1
Long-term Debt	2,172.5	2,464.9
Deferred Income Taxes	281.0	251.8
Other Liabilities	129.1	107.9
Noncurrent Liabilities of Discontinued Operations	459.5	524.0

Total Liabilities	3,714.0	3,975.7

Commitments and Contingencies
Shareholders’ Equity
Common stock, par value $.01 per share
Authorized: 300,000,000 shares
Issued: 63,476,635 shares	.6	.6
Additional paid-in capital	1,957.3	1,945.2
Common stock in treasury, at cost (8,291,667 and 8,547,923 shares, respectively)	(338.9)	(348.8)
Retained earnings	1,026.9	1,268.1
Accumulated other comprehensive loss	(80.7)	(35.9)

Total Shareholders’ Equity	2,565.2	2,829.2

Total Liabilities and Shareholders’ Equity	$6,279.2	$6,804.9

See accompanying Notes to Consolidated Financial Statements

RALCORP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended September 30,
	2011	2010	2009
Cash Flows from Operating Activities
Net (loss) earnings	$(241.2)	$208.8	$290.4
(Loss) earnings from discontinued operations	(367.5)	133.2	138.5

Earnings from continuing operations	126.3	75.6	151.9
Adjustments to reconcile net (loss) earnings to net cash flow provided by operating activities:
Depreciation and amortization	167.8	111.4	94.1
Impairment of intangible assets	—	20.5	—
Stock-based compensation expense	14.8	15.8	11.7
Gain on forward sale contracts	—	—	(17.6)
Gain on sale of securities	—	—	(70.6)
Equity in earnings of Vail Resorts, Inc.	—	—	(15.4)
Deferred income taxes	31.5	10.0	(51.1)
Sale of receivables, net	—	—	(50.0)
Contributions to qualified pension plan	(17.5)	(26.5)	(5.0)
Other changes in current assets and liabilities, net of effects of business acquisitions:
(Increase) decrease in receivables	(41.6)	(62.6)	3.8
Increase in inventories	(70.3)	(17.1)	(6.2)
Decrease (increase) in prepaid expenses and other current assets	13.7	.5	(2.8)
Increase (decrease) in accounts payable and other current liabilities	96.6	4.5	(30.1)
Other, net	(.9)	(11.4)	23.4

Net Cash Provided by Operating Activities – Continuing Operations	320.4	120.7	36.1
Net Cash Provided by Operating Activities – Discontinued Operations	185.3	181.2	290.6

Net Cash Provided by Operating Activities	505.7	301.9	326.7

Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	—	(1,312.0)	(55.0)
Additions to property and intangible assets	(126.4)	(104.7)	(78.2)
Proceeds from sale of property	.5	.5	.1
Purchase of securities	(21.6)	(22.8)	(16.2)
Proceeds from sale or maturity of securities	23.4	24.8	95.9

Net Cash Used in Investing Activities – Continuing Operations	(124.1)	(1,414.2)	(53.4)
Net Cash Used in Investing Activities – Discontinued Operations	(14.7)	(24.2)	(36.8)

Net Cash Used in Investing Activities	(138.8)	(1,438.4)	(90.2)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	—	653.2	400.0
Repayments of long-term debt	(49.7)	(95.3)	(389.7)
Net (repayments) borrowings under credit arrangements	(298.5)	423.4	(22.1)
Purchases of treasury stock	(1.5)	(115.5)	—
Proceeds and tax benefits from exercise of stock awards	13.5	9.4	15.2
Changes in book cash overdrafts	(8.2)	6.5	27.8
Other, net	(.1)	(.2)	(1.3)

Net Cash (Used) Provided by Financing Activities – Continuing Operations	(344.5)	881.5	29.9
Net Cash Provided by Financing Activities – Discontinued Operations	—	—	—

Net Cash (Used) Provided by Financing Activities	(344.5)	881.5	29.9

Effect of Exchange Rate Changes on Cash	(1.7)	1.5	2.3

Net Increase (Decrease) in Cash and Cash Equivalents	20.7	(253.5)	268.7
Cash and Cash Equivalents, Beginning of Year	29.3	282.8	14.1

Cash and Cash Equivalents, End of Year	$50.0	$29.3	$282.8

See accompanying Notes to Consolidated Financial Statements

RALCORP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in millions, shares in thousands)

	Common Stock	Additional Paid-In Capital	Common Stock in Treasury	Retained Earnings	Accum. Other Compre- hensive Loss	Total
Balance, September 30, 2008	$.6	$1,919.6	$(257.3)	$768.9	$(20.3)	$2,411.5
Net earnings				290.4		290.4
Benefit plan adjustment, net of $14.5 tax benefit					(20.7)	(20.7)
Cash flow hedging adjustments, net of $.3 tax expense					3.2	3.2
Foreign currency translation adjustment					(3.1)	(3.1)

Comprehensive income						269.8
Activity under stock and deferred compensation plans (452 shares)		(.4)	12.5			12.1
Stock-based compensation expense		12.2				12.2

Balance, September 30, 2009	$.6	$1,931.4	$(244.8)	$1,059.3	$(40.9)	$2,705.6
Net earnings				208.8		208.8
Benefit plan adjustment, net of $7.4 tax benefit					(12.0)	(12.0)
Cash flow hedging adjustments, net of $4.2 tax expense					4.6	4.6
Foreign currency translation adjustment					12.4	12.4

Comprehensive income						213.8
Purchases of treasury stock (2,000 shares)			(115.5)			(115.5)
Activity under stock and deferred compensation plans (291 shares)		(4.7)	11.5			6.8
Stock-based compensation expense		18.5				18.5

Balance, September 30, 2010	$.6	$1,945.2	$(348.8)	$1,268.1	$(35.9)	$2,829.2
Net loss (Restated)				(241.2)		(241.2)
Benefit plan adjustment, net of $13.4 tax benefit					(22.3)	(22.3)
Cash flow hedging adjustments, net of $10.9 tax benefit					(18.7)	(18.7)
Foreign currency translation adjustment					(3.8)	(3.8)

Comprehensive loss (Restated)						(286.0)
Purchases of treasury stock (15 shares)			(1.5)			(1.5)
Activity under stock and deferred compensation plans (272 shares)		(1.5)	11.4			9.9
Stock-based compensation expense		13.6				13.6

Balance, September 30, 2011 (Restated)	$.6	$1,957.3	$(338.9)	$1,026.9	$(80.7)	$2,565.2

See accompanying Notes to Consolidated Financial Statements

RALCORP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions except per share data)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation – The financial statements are presented on a consolidated basis and include the accounts of Ralcorp and its majority-owned subsidiaries, except Ralcorp Receivables Corporation prior to fiscal 2011 (see Note 13). All significant intercompany transactions have been eliminated. The Company’s investment in Vail Resorts, Inc. was presented on the equity basis through June 2009 (see Note 8).

Effective February 3, 2012, Ralcorp completed the spin-off of the Post cereals business (formerly, the Branded Cereal Products segment), which is reported as discontinued operations in the accompanying financial statements. All amounts related to discontinued operations are excluded from the notes to consolidated financial statement unless otherwise indicated. See Note 4 for additional information about discontinued operations. The segment previously referred to as Other Cereal Products, which includes private-brand and value-brand ready-to-eat cereals and the Bloomfield Bakers products (which includes nutritional bars and natural and organic specialty cookies, crackers and cereals), has been renamed the Cereal Products segment.

Estimates – The financial statements have been prepared in conformity with generally accepted accounting principles, which require management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates and assumptions.

Cash Equivalents include all highly liquid investments with original maturities of less than three months.

Receivables are reported at net realizable value. This value includes appropriate allowances for doubtful accounts, cash discounts, and other amounts which the Company does not ultimately expect to collect. The Company calculates the allowance for doubtful accounts based on historical losses and the economic status of, and its relationship with, its customers, especially those identified as “at risk.” A receivable is considered past due if payments have not been received within the agreed upon invoice terms. Receivables are written off against the allowance when the customer files for bankruptcy protection or is otherwise deemed to be uncollectible based upon the Company’s evaluation of the customer’s solvency. The Company’s primary concentration of credit risk is related to certain trade accounts receivable due from several highly leveraged or “at risk” customers. At September 30, 2011 and 2010, the amount of such receivables was immaterial. Consideration was given to the economic status of these customers when determining the appropriate allowance for doubtful accounts (see Note 14) and the fair value of the Company’s subordinated retained interest in accounts receivable (see Note 13).

Inventories are generally valued at the lower of average cost (determined on a first-in, first-out basis) or market. Reported amounts have been reduced by an allowance for obsolete product and packaging materials based on a review of inventories on hand compared to estimated future usage and sales.

Derivative Financial Instruments and Hedging – The Company enters into derivative contracts as hedges. Earnings impacts for all hedges are reported in the statement of operations within the same line item as the gain or loss on the item or transaction being hedged. Since the hedging activities relate to operations, related cash flows are included in the statement of cash flows in cash flows from operating activities. Hedge accounting is only applied when the qualifying criteria are met, including the requirement that the derivative is deemed to be highly effective at offsetting changes in fair values or anticipated cash flows of the hedged item or transaction and other. For a fair value hedge of a recognized asset or liability or unrecognized firm commitment, the entire change in fair value of the derivative is recorded in earnings as incurred, along with a corresponding change in fair value of the hedged item. For a cash flow hedge of an anticipated transaction, the ineffective portion of the change in fair value of the derivative is recorded in earnings as incurred, whereas the effective portion is deferred in accumulated other comprehensive income (loss) in the balance sheet until the transaction is realized, at which time any deferred hedging gains or losses are recorded in earnings. Certain derivative contracts do not meet the criteria for cash flow hedge accounting or simply are not designated as hedging instruments; nonetheless, they are used as economic hedges of exposures to changes in commodity costs. Realized and unrealized gains and losses on such contracts are recognized in earnings at a corporate level but not allocated to affect segment profit until the hedged exposure affects earnings. For more information about the Company’s hedging activities, see Note 15.

Property is recorded at cost, and depreciation expense is provided on a straight-line basis over the estimated useful lives of the properties. With a few minor exceptions, estimated useful lives are up to 15 years for machinery and equipment and up to 30 years for buildings and leasehold improvements. Leasehold improvements are depreciated over the remaining original lease term. Total depreciation expense was $102.2, $74.8, and $64.4 in fiscal 2011, 2010, and 2009, respectively. Repair and maintenance costs incurred in connection with planned major maintenance activities are accounted for under the direct expensing method. At September 30, property consisted of:

	2011	2010
Land	$29.9	$30.5
Buildings and leasehold improvements	249.7	244.5
Machinery and equipment	1,060.6	987.0
Construction in progress	84.1	62.4

	1,424.3	1,324.4
Accumulated depreciation	(641.1)	(551.3)

	$783.2	$773.1

Other Intangible Assets consist of computer software purchased or developed for internal use and customer relationships, trademarks, computer software, and miscellaneous intangibles acquired in business combinations (see Note 3). Amortization expense related to intangible assets is provided on a straight-line basis over the estimated useful lives of the assets. For the intangible assets recorded as of September 30, 2011, amortization expense of $66.7, $58.3, $53.7, $48.9, and $43.8 is scheduled for fiscal 2012, 2013, 2014, 2015, and 2016, respectively. Other intangible assets consisted of:

	September 30, 2011			September 30, 2010
	Carrying Amount	Accum. Amort.	Net Amount	Carrying Amount	Accum. Amort.	Net Amount
Subject to amortization:
Computer software	$75.3	$(46.2)	$29.1	$66.0	$(38.4)	$27.6
Customer relationships	683.0	(152.4)	530.6	686.2	(99.2)	587.0
Trademarks/brands	35.5	(11.1)	24.4	35.5	(8.7)	26.8
Other	13.1	(10.1)	3.0	13.1	(8.2)	4.9

	806.9	(219.8)	587.1	800.8	(154.5)	646.3
Not subject to amortization:
Trademarks/brands	180.8	—	180.8	180.8	—	180.8

	$987.7	$(219.8)	$767.9	$981.6	$(154.5)	$827.1

Recoverability of Assets – The Company continually evaluates whether events or circumstances have occurred which might impair the recoverability of the carrying value of its assets, including property, identifiable intangibles, and goodwill. An assessment of indefinite life assets (including goodwill and brand trademarks) is performed during the fourth quarter in conjunction with the annual forecasting process. In addition, intangible assets are reassessed as needed when information becomes available that is believed to negatively impact the fair market value of an asset. In general, an asset is deemed impaired and written down to its fair value if estimated related future cash flows are less than its carrying amount. The Company estimates the fair value of its trademarks (intangible asset) using an income-based approach (the relief-from-royalty method). See Note 4 for more information on trademark impairment losses included in discontinued operations.

These fair value measurements fell within Level 3 of the fair value hierarchy as described in Note 16. See Note 6 for information about goodwill impairments.

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

Cost of Products Sold includes, among other things, inbound and outbound freight costs and depreciation expense related to assets used in production, while storage and other warehousing costs are included in “Selling, general, and administrative expenses.” Storage and other warehousing costs totaled $99.4, $79.0, and $69.3 in fiscal 2011, 2010, and 2009, respectively.

Advertising costs are expensed as incurred except for costs of producing media advertising such as television commercials or magazine advertisements, which are deferred until the first time the advertising takes place. The amount reported as assets on the balance sheet was insignificant as of September 30, 2011 and 2010.

Stock-based Compensation – The Company recognizes the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). The Company followed the nominal vesting period approach prior to October 1, 2005 (for pro forma disclosure purposes) and must continue following that approach for awards outstanding as of that date, but applies the non-substantive vesting period approach to new grants that have retirement eligibility provisions. See Note 21 for disclosures related to stock-based compensation.

Income Tax Expense is estimated based on taxes in each jurisdiction and includes the effects of both current tax exposures and the temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These temporary differences result in deferred tax assets and liabilities. A valuation allowance is established against the related deferred tax assets to the extent that it is not more likely than not that the future benefits will be realized. Reserves are recorded for estimated exposures associated with the Company’s tax filing positions, which are subject to periodic audits by governmental taxing authorities. Interest due to an underpayment of income taxes is classified as income taxes. The Company considers the undistributed earnings of its foreign subsidiaries to be permanently invested, so no U.S. taxes have been provided for those earnings. See Note 7 for disclosures related to income taxes.

Reclassifications – Certain prior years’ amounts have been reclassified to conform to the current year’s presentation. As discussed above and in Note 4, amounts for prior periods have been recast to separate amounts related to discontinued operations from amounts related to continuing operations.

NOTE 2 – RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) 141(R), “Business Combinations,” now included in Accounting Standards Codification (ASC) Topic 805, “Business Combinations,” which replaces FAS 141. This Statement establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any controlling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of business combinations. This Statement is effective for acquisitions completed after the beginning of Ralcorp’s 2010 fiscal year. The most significant change for Ralcorp was that costs incurred to effect the business combination are now expensed immediately rather than included as part of the purchase price and goodwill. Related disclosures are included in Note 5.

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

In September 2011, the FASB issued ASU No. 2011-8, “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment,” which is intended to simplify how an entity tests goodwill for impairment. The amendments in this ASU will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. An entity no longer will be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The guidance also includes examples of the types of factors to consider in conducting the qualitative assessment. Prior to this ASU, entities were required to test goodwill for impairment, on at least an annual basis, by first comparing the fair value of a reporting unit with its carrying amount, including goodwill. If the fair value of a reporting unit is less than its carrying amount, then the second step of the test is to be performed to measure the amount of impairment loss, if any. The amendments must be adopted for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011; however, the Company chose to adopt this ASU as of September 30, 2011, as permitted by the standard. See Note 6 for information about goodwill impairments.

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

NOTE 3 – RESTATEMENTS

In the fourth quarter of fiscal 2011, the Company recorded non-cash impairment charges totaling $471.4 related to intangible assets in the former Branded Cereal Products segment (included in discontinued operations). These charges consisted of a goodwill impairment of $364.8 and trademark impairment charges of $106.6 (primarily related to the Honey Bunches of Oats, Post Selects, and Post trademarks). In May of 2012, the Company determined that the goodwill impairment calculation performed in the fourth quarter of fiscal 2011 resulting in the $364.8 non-cash impairment charge excluded certain deferred taxes when determining the fair value of the net assets of the former Branded Cereal Products segment. The exclusion of certain deferred taxes from the impairment computation resulted in the fourth quarter impairment charge being understated by $54.0. The impairment charge is not deductible for tax purposes and therefore, it does not impact income tax expense. The Company has restated its consolidated financial statements as of and for the year ended September 30, 2011 to reflect an additional non-cash goodwill impairment charge of $54.0 and corresponding reduction in goodwill for its former Branded Cereal Products segment. Effective with the spin-off of the former Branded Cereal Products segment (see Note 4), the results of the Post cereals business are included in discontinued operations. The effects of the restatement adjustment on the September 30, 2011 consolidated financial statements as previously reported and the impact of recasting the restated amounts for discontinued operations are listed in the following table.

	Year Ended September 30, 2011
	Previously Reported	Restatement Adjustment	Corrected	Recast Adjustment	Currently Reported
Consolidated Statement of Operations
Impairment of intangible assets	$(503.5)	$(54.0)	$(557.5)	$557.5	$—
Operating profit (loss)	29.8	(54.0)	(24.2)	350.4	326.2
(Loss) earnings before income taxes and equity earnings	(104.2)	(54.0)	(158.2)	350.4	192.2
(Loss) earnings before equity earnings	(187.2)	(54.0)	(241.2)	367.5	126.3
Net loss	(187.2)	(54.0)	(241.2)	—	(241.2)
Basic (loss) earnings per share from continuing operations	(3.41)	(.98)	(4.39)	6.69	2.30
Diluted (loss) earnings per share from continuing operations	(3.41)	(.98)	(4.39)	6.65	2.26
Basic loss per share	(3.41)	(.98)	(4.39)	—	(4.39)
Diluted loss per share	(3.41)	(.98)	(4.39)	.07	(4.32)

Consolidated Statement of Cash Flows
Net loss	$(187.2)	$(54.0)	$(241.2)	$—	$(241.2)
Impairment of intangible assets	503.5	54.0	557.5	(557.5)	—
Net cash provided by operating activities	505.7	—	505.7	—	505.7

	September 30, 2011
	Previously Reported	Restatement Adjustment	Corrected	Recast Adjustment	Currently Reported
Consolidated Balance Sheet
Goodwill	$2,590.1	$(54.0)	$2,536.1	$(1,375.2)	$1,160.9
Total assets	6,333.2	(54.0)	6,279.2	—	6,279.2
Retained earnings	1,080.9	(54.0)	1,026.9	—	1,026.9
Total shareholders’ equity	2,619.2	(54.0)	2,565.2	—	2,565.2
Total liability and shareholders’ equity	6,333.2	(54.0)	6,279.2	—	6,279.2

In connection with the preparation of the restated financial statements as described above, the Company identified additional errors in the previously issued financial statements related to the condensed consolidating financial statements of guarantors as of September 30, 2011 and September 30, 2010 and for the years ended September 30, 2011, September 30, 2010 and September 30, 2009 included in Note 22 of the originally filed 2011 Annual Report. These errors do not impact the Company’s consolidated balances and amounts. See Note 24 for additional information on the impact of these errors and the restatement of the condensed consolidating financial statements of guarantors.

NOTE 4 – DISCONTINUED OPERATIONS

On February 3, 2012, the Company separated its Post cereals business (formerly, the Branded Cereal Products segment) into a new, publicly traded company (Spin-Off) called Post Holdings, Inc. (Post). The Spin-Off was completed by a pro rata distribution of approximately 80.3% of the outstanding shares of Post common stock to holders of Ralcorp common stock, with the Company retaining approximately 19.7% of the Post common stock outstanding at February 3, 2012. Each Ralcorp shareholder received one share of Post common stock for every two shares of Ralcorp common stock held on January 30, 2012, the record date for the distribution. For U.S. federal income tax purposes, the distribution of shares of Post common stock in the Spin-Off is tax-free to Ralcorp and its shareholders, except with respect to cash received by Ralcorp shareholders in lieu of a fractional share, and the Company received a ruling from the Internal Revenue Service regarding the tax-free nature of the Spin-Off. Ralcorp received a total of $900 in cash in the Spin-Off transactions.

The Company’s investment does not provide the Company the ability to influence the operating or financial policies of Post and accordingly does not constitute significant continuing involvement. Furthermore, while the Company is a party to a separation agreement and various other agreements relating to the separation, including a transition services agreement (“TSA”), a tax matters agreement, an employee matters agreement and certain other commercial agreements, the Company has determined that the continuing cash flows generated by these agreements which are expected to be eliminated within two years, and its investment in Post common stock do not constitute significant continuing involvement in Post. Accordingly, the net assets, operating results, and cash flows of Ralcorp’s Post cereals business are presented separately as discontinued operations for all periods presented through the date of the Spin-Off.

Post is now a stand-alone public company which separately reports its financial results. Due to differences between the basis of presentation for discontinued operations and the basis of presentation as a stand-alone company, the financial results of the Post cereals business included within discontinued operations for the Company may not be indicative of actual financial results of Post as a stand-alone company.

The results of the Post cereals business included in discontinued operations for the fiscal years ended September 30, 2011, 2010 and 2009 are summarized in the following table. Post transition, integration and separation costs are primarily professional services fees directly related to the Spin-Off transactions in 2011 and transition and integration related costs in 2009 following the August 2008 acquisition of Post

	For the Year Ended September 30,
	2011	2010	2009
	(Restated)
Net sales	$953.8	$987.5	$1,070.6
Impairment of intangible assets	(557.5)	(19.4)	—
Post transition, integration and separation costs	(2.8)	(7.7)	(31.6)
Operating (loss) profit	(350.4)	200.5	219.3
(Loss) earnings before income taxes and equity earnings	(350.4)	200.5	219.3
Income taxes	(17.1)	(67.3)	(80.8)
(Loss) earnings from discontinued operations, net of income taxes	$(367.5)	$133.2	$138.5

Ralcorp continues to purchase and sell certain products from or to Post. The amounts of the intercompany revenues and costs associated with such activities before the Spin-Off were as follows:

	For the Year Ended September 30,
	2011	2010	2009
Intercompany net sales	$.1	$.6	$—
Intercompany costs and expenses	(14.4)	(9.2)	(1.6)

At September 30, 2011 and 2010, the major components of assets and liabilities of discontinued operations were as follows:

	September 30,
	2011	2010
Current Assets
Receivables, net	$60.8	$58.7
Inventories	66.6	70.4
Deferred income taxes	3.9	3.6
Prepaid expenses and other current assets, net	4.0	2.3

Total Current Assets	135.3	135.0
Property, Net	412.1	445.9
Goodwill (restated)	1,375.2	1,794.1
Other Intangibles Assets, Net	748.6	899.9
Other Assets	.8	.3

Total Assets	$2,672.0	$3,275.2

Current Liabilities
Accounts payable	$28.8	$36.1
Other current liabilities	30.9	24.2

Total Current Liabilities	59.7	60.3
Deferred Income Taxes	354.6	433.3
Other Liabilities	104.9	90.7

Total Liabilities	$519.2	$584.3

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

During the fourth fiscal quarter of 2011, the Company conducted an impairment test on Branded Cereal Products goodwill acquired in fiscal 2008 as part of the Post Foods acquisition. In late September and October 2011, a new management team was named at Post (including William Stiritz as Chief Executive Officer, Robert Vitale as Chief Financial Officer, and James Holbrook as Executive Vice President of Marketing) in advance of the anticipated spin-off of the business from Ralcorp. The new management team conducted an extensive business review during this time. Based upon the review of the Post cereal business conducted by the newly appointed Post management team in October 2011, sales declines in the fourth quarter and continuing into October, and weakness in the branded ready-to-eat cereal category and the broader economy, management determined that additional strategic steps were needed to stabilize the business and the competitive position of its brands. As a result of the revised business outlook of the new Post management team, a “step one” goodwill impairment analysis was performed. Because Post’s carrying value was determined to be in excess of its fair value in the step one analysis, the Company was required to perform “step two” of the impairment analysis to determine the amount of goodwill impairment to be recorded. The amount of the impairment is calculated by comparing the implied fair value of the goodwill to its carrying amount, which requires the allocation of the fair value determined in the step one analysis to the individual assets and liabilities of the reporting unit. Any remaining fair value represents the implied fair value of goodwill on the testing date. Based on the step two analysis, Ralcorp recorded a pre-tax, non-cash impairment charge of $418.8 (restated) to reduce the carrying value of goodwill to its estimated fair value. Estimated fair values of the reporting unit and its identifiable net assets were determined based on the results of a combination of valuation techniques including EBITDA and revenue multiples and expected present value of future cash flows using revised forecasts based on the additional strategic steps that new Post management determined were necessary for the business (Level 3 of the fair value hierarchy).

See Note 6 for more information on goodwill impairments in continuing operations.

The most significant components of the net noncurrent deferred tax liabilities of discontinued operations were intangible assets ($290.8 at September 30, 2011 and $353.3 at September 30, 2010) and property ($106.3 at September 30, 2011 and $116.1 at September 30, 2010).

NOTE 5 – BUSINESS COMBINATIONS

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

	Acquisition	Adjustments	Acquisition
	Date Amounts	During the	Date Amounts
	Recognized as of	Year Ended	Recognized
	September 30, 2010 (a)	September 30, 2011	(as Adjusted)
Cash	$41.1	$—	$41.1
Receivables (b)	53.7	.7	54.4
Inventories (c)	55.6	(.2)	55.4
Other current assets (b)	22.2	(.2)	22.0
Property (d)	306.1	1.6	307.7
Goodwill	577.4	11.5	588.9
Other intangible assets (c)	612.9	(2.0)	610.9
Other assets (b)	.6	.5	1.1

Total assets acquired	1,669.6	11.9	1,681.5

Accounts payable	(35.6)	—	(35.6)
Other current liabilities (b)	(31.1)	(.1)	(31.2)
Deferred income taxes (e)	(243.1)	(11.8)	(254.9)
Other liabilities	(6.2)	—	(6.2)

Total liabilities assumed	(316.0)	(11.9)	(327.9)

Net assets acquired	$1,353.6	$—	$1,353.6

(a)	As previously reported in Ralcorp’s 2010 Annual Report on Form 10-K.
(b)	The adjustments to “Receivables”, “Other current assets”, “Other assets”, and “Other current liabilities” reflect the identification and adjustment of unrecorded AIPC and Sepp’s Gourmet Foods assets or liabilities at the acquisition date.
(c)	The adjustments to “Inventories” and “Other intangible assets” reflect changes in the estimated fair value of AIPC’s inventories and customer relationships based on the valuation analyses finalized late in the first quarter of fiscal 2011.
(d)	The adjustments to “Property” reflect changes in the estimated fair values for AIPC (increase of $1.5) and Sepp’s Gourmet Foods (increase of $.1) based on the analyses finalized late in the first quarter of fiscal 2011.
(e)	The adjustment to “Deferred income taxes” was the result of revised estimates of the estimated AIPC blended state tax rate and the amount of certain temporary income tax differences as of the acquisition date.

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

Merger and Integration Costs

During the years ended September 30, 2011, 2010, and 2009, the Company recorded $2.5, $25.4, and $0.4, respectively, of expenses related to recent or potential acquisitions. In fiscal 2011, those expenses included primarily service fees related to the acquisition of Sara Lee’s North American refrigerated dough business, completed on October 3, 2011. In fiscal 2010, those expenses included professional services fees and a finished goods inventory revaluation adjustment related to the AIPC transaction, and severance costs related to all four fiscal 2010 acquisitions. In fiscal 2009, those expenses included a finished goods inventory revaluation adjustment related to the acquisitions in those years. These merger and integration costs were included in the statements of operations as follows:

	2011	2010	2009
Cost of goods sold	$—	$3.9	$.4
Selling, general and administrative expenses	.6	—	—
Other operating expenses, net	1.9	21.5	—

	$2.5	$25.4	$.4

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

	2011	2010	2009
Net Sales	$3,787.2	$3,606.9	$3,644.3
Net income from continuing operations	127.3	109.0	197.1
Basic earnings per share	2.32	1.98	3.50
Diluted earnings per share	2.28	1.95	3.45

NOTE 6 – GOODWILL

The changes in the carrying amount of goodwill by reportable segment (see Note 22) were as follows:

		Snacks,	Frozen
	Cereal	Sauces	Bakery
	Products	& Spreads	Products	Pasta	Total
Balance, September 30, 2009
Goodwill (gross)	$47.2	$252.0	$351.9	$—	$651.1
Accumulated impairment losses	—	(59.0)	—	—	(59.0)

Goodwill (net)	$47.2	$193.0	$351.9	$—	$592.1
Goodwill acquired	—	40.6	14.1	522.7	577.4
Impairment loss	—	(20.5)	—	—	(20.5)
Purchase price allocation adjust	—	—	—	—	—
Currency translation adjustment	—	.9	1.7	—	2.6

Balance, September 30, 2010
Goodwill (gross)	$47.2	$293.5	$367.7	$522.7	$1,231.1
Accumulated impairment losses	—	(79.5)	—	—	(79.5)

Goodwill (net)	$47.2	$214.0	$367.7	$522.7	$1,151.6
Purchase price allocation adjust	—	—	.1	11.4	11.5
Income tax adjustments	—	—	(.4)	—	(.4)
Currency translation adjustment	—	(.7)	(1.1)	—	(1.8)

Balance, September 30, 2011
Goodwill (gross)	$47.2	$292.8	$366.3	$534.1	$1,240.4
Accumulated impairment losses	—	(79.5)	—	—	(79.5)

Goodwill (net)	$47.2	$213.3	$366.3	$534.1	$1,160.9

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

During fiscal 2010, a goodwill impairment loss of $20.5 ($12.9 after taxes) was recognized in the Snacks, Sauces & Spreads segment related to the Linette chocolate reporting unit, resulting in an adjusted goodwill balance of zero for this reporting unit. Factors culminating in the impairment included lower sales to a major customer, the inability to quickly replace the lost volume (including a decision by a major retailer to delay potential new product offerings), and changes in anticipated ingredient cost trends, leading to shortfalls in EBITDA relative to forecasts. Estimated fair values of the reporting unit and its identifiable net assets were determined based on the results of a combination of valuation techniques including EBITDA multiples and expected present value of future cash flows using revised forecasts.

These fair value measurements fell within Level 3 of the fair value hierarchy as described in Note 16. The goodwill impairment losses are aggregated with trademark impairment losses in “Impairment of intangible assets.” See Note 4 for more information on goodwill impairment losses included in discontinued operations.

NOTE 7 – INCOME TAXES

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

Income tax expense is included in the financial statements as follows:

	2011	2010	2009
Continuing operations	$65.9	$38.0	$81.7
Discontinued operations	17.1	67.3	80.8

	$83.0	$105.3	$162.5

A reconciliation of income taxes for continuing operations with amounts computed at the statutory federal rate follows:

	2011	2010	2009
Computed tax at federal statutory rate (35%)	$67.3	$39.8	$81.8
Domestic production activities deduction	(4.6)	(4.8)	(2.2)
State income taxes, net of federal tax benefit	1.3	1.1	8.9
Adjustments to reserve for uncertain tax positions	.7	.2	.4
Other, net (none in excess of 5% of computed tax)	1.2	1.7	(7.2)

	$65.9	$38.0	$81.7

A reconciliation of income taxes on discontinued operations with amounts computed at the statutory federal rate follows:

	2011	2010	2009
Computed tax at federal statutory rate (35%)	$(122.7)	$70.1	$76.7
Non-deductible goodwill impairment	146.6	—	—
Domestic production activities deduction	(7.3)	(4.5)	(5.0)
State income taxes, net of federal tax benefit	.4	1.8	8.8
Other, net (none in excess of 5% of computed tax)	.1	(.1)	.3

	$17.1	$67.3	$80.8

The effective tax rate for continuing operations was 34.3%, 33.5%, and 35.0% for fiscal 2011, 2010, and 2009, respectively. For both fiscal 2011 and 2010, the effective rate was reduced by the effects of increases in the Domestic Production Activities Deduction and adjustments to current and deferred income tax assets and liabilities to revise the estimates previously recorded to the actual amounts per subsequent tax return filings for prior years, including the effects of lower than anticipated effective state rates (and for fiscal 2010, the final tax effects of the sale of Vail shares, described in Note 8).

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets (liabilities) of continuing operations were as follows:

	September 30, 2011			September 30, 2010
	Assets	Liabilities	Net	Assets	Liabilities	Net
Current
Accrued liabilities	$11.9	$—	$11.9	$14.0	$—	$14.0
Inventories	2.1	—	2.1	2.0	—	2.0
Other items	1.7	—	1.7	(0.7)	(8.3)	(9.0)

	15.7	—	15.7	15.3	(8.3)	7.0

Noncurrent:
Property	—	(131.6)	(131.6)	—	(115.8)	(115.8)
Intangible assets	—	(238.6)	(238.6)	—	(231.6)	(231.6)
Pension and other postretirement benefits	22.0	—	22.0	18.2	—	18.2
Deferred and stock-based compensation	34.9	—	34.9	30.7	—	30.7
Insurance reserves	3.8	—	3.8	3.1	—	3.1
NOL and tax credit carryforwards	25.3	—	25.3	41.9	—	41.9
Other items	6.9	—	6.9	6.2	—	6.2

	92.9	(370.2)	(277.3)	100.1	(347.4)	(247.3)

Total deferred taxes	108.6	(370.2)	(261.6)	115.4	(355.7)	(240.3)
Valuation allowance (noncurrent)	(3.7)	—	(3.7)	(4.5)	—	(4.5)

Net deferred taxes	$104.9	$(370.2)	$(265.3)	$110.9	$(355.7)	$(244.8)

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

For each of fiscal years 2011, 2010, and 2009, total foreign income from continuing operations before income taxes was less than $10.0. As of September 30, 2011, no provision for income taxes was made for approximately $20.2 of the cumulative undistributed earnings of one of the Company’s Canadian subsidiaries (other than approximately $1.7 of Canadian withholding taxes paid), because those earnings are not taxable in Canada (except for the withholding tax required by treaty) and would become taxable in the U.S. only to the extent that they are repatriated in the future. Since the Company considers the undistributed earnings to be permanently invested in Canada, the related deferred tax liability (which is estimated to be approximately $7.1 as of September 30, 2011) has not been recorded, and a valuation allowance was recorded against the foreign tax credit for Canadian taxes paid of $3.0, $3.2, and $2.3 as of September 30, 2011, 2010, and 2009, respectively.

Unrecognized tax benefits for uncertain tax positions and related accrued interest totaled approximately $1.6 at September 30, 2008. Minor adjustments increased the total amount to approximately $2.0 at September 30, 2009. Along with minor adjustments in fiscal 2010, the Company recorded $2.7 for acquired businesses, resulting in a total reserve of $4.9 at September 30, 2010. Minor adjustments increased the total amount to approximately $5.6 as of September 30, 2011, all of which would affect the effective tax rate for continuing operations if recognized. Federal returns for tax years after September 30, 2007 remain subject to examination, along with various state returns for the past two to six years and various foreign returns for the past six years. One state uncertainty is currently being addressed with the state taxing authority and is expected to be resolved within the next 12 months, so related unrecognized tax benefits totaling $.8 were classified as “Other current liabilities” on the balance sheet as of September 30, 2011, while approximately $4.7 of unrecognized tax benefits were classified in “Other Liabilities.”

NOTE 8 – EQUITY INVESTMENT IN VAIL RESORTS, INC.

On January 3, 1997, the Company sold its ski resorts holdings (Resort Operations) to Vail Resorts, Inc. (Vail) in exchange for 7,554,406 shares of Vail common stock (NYSE:MTN). In March 2006, the Company sold 100,000 of its shares of Vail, and in August and September 2008, the Company sold an additional 368,700 shares. During 2009, the Company sold its remaining 7,085,706 shares (including those subject to forward sale contracts, as discussed in Note 9) for a total of $211.9. The shares sold in 2009 had a carrying value of $141.3, so the transactions resulted in a $70.6 gain. The Company held no shares of Vail Resorts at September 30, 2009, 2010, or 2011.

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

NOTE 9 – FORWARD SALE CONTRACTS

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

NOTE 10 – (LOSS) EARNINGS PER SHARE

The following schedule shows the number of stock appreciation rights (SARs) which were outstanding and could potentially dilute basic earnings per share in the future but which were not included in the computation of diluted earnings per share for the periods indicated because to do so would have been antidilutive . See Note 19 for more information about those potential shares (i.e., outstanding stock-based compensation awards settled in stock, including stock-settled stock appreciation rights, options, and restricted stock awards).

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Fiscal 2011
SARs at $66.07 per share	503,500	496,500	—	—
SARs at $58.79 per share	8,000	—	—	—
SARs at $56.27 per share	372,400	—	—	—
SARs at $57.14 per share	12,500	12,500	—	—
SARs at $57.45 per share	536,400	536,400	—	—
SARs at $61.98 per share	6,000	6,000	—	—
SARs at $62.03 per share	—	3,000	—	—
SARs at $61.95 per share	—	6,000	—	—

Fiscal 2010
SARs at $56.56 per share	405,000	—	—	—
SARs at $66.07 per share	503,500	503,500	503,500	503,500
SARs at $65.45 per share	25,000	—	—	—
SARs at $58.79 per share	8,000	8,000	8,000	8,000
SARs at $56.27 per share	390,400	390,400	390,400	387,400
SARs at $57.14 per share	12,500	12,500	12,500	12,500
SARs at $57.45 per share	—	—	—	573,400

Fiscal 2009
SARs at $56.56 per share	435,000	435,000	405,000	—
SARs at $66.07 per share	538,000	538,000	508,000	503,500
SARs at $65.45 per share	25,000	25,000	25,000	25,000
SARs at $58.79 per share	—	—	8,000	8,000

NOTE 11 – SUPPLEMENTAL EARNINGS AND CASH FLOW INFORMATION

	2011	2010	2009
Repair and maintenance expenses	$87.6	$78.6	$76.0
Advertising and promotion expenses	16.8	13.4	15.3
Research and development expenses	16.0	13.4	12.7
Interest paid	136.3	107.2	98.7
Income taxes paid, net of refunds	114.9	153.5	192.6
Cash received from the exercise of stock options	7.6	5.6	8.4
Tax benefits realized from exercised stock options and similar awards	4.3	3.8	6.8

NOTE 12 – SUPPLEMENTAL BALANCE SHEET INFORMATION

	September 30,
	2011	2010
Receivables, net
Trade	$288.8	$112.2
Other	62.9	63.3

	351.7	175.5
Allowance for doubtful accounts	(2.1)	(.8)

	$349.6	$174.7

Inventories
Raw materials and supplies	$184.7	$158.1
Finished products	239.4	196.6

	$424.1	$354.7

Accounts and Notes Payable
Trade	$203.2	$152.1
Payable to banks	105.0	—
Book cash overdrafts	63.7	71.9
Other items	17.5	19.4

	$389.4	$243.4

Other Current Liabilities
Advertising and promotion	$25.2	$23.4
Compensation	42.5	45.6
Current portion of long-term debt	30.7	173.2
Derivative liabilities	53.1	2.6
Other items	71.3	78.6

	$222.8	$323.4

NOTE 13 – SHORT-TERM FINANCING ARRANGEMENTS

The Company has an agreement to sell, on an ongoing basis, all of the trade accounts receivable of certain of its subsidiaries to a wholly owned, bankruptcy-remote subsidiary named Ralcorp Receivables Corporation (RRC). As of September 30, 2011, the accounts receivable of AIPC, J.T. Bakeries, North American Baking, Sepp’s Gourmet Foods, Bloomfield Bakers, Western Waffles, and Medallion Foods businesses had not been incorporated into the agreement and were not being sold to RRC. RRC can in turn sell up to $135.0 of ownership interests in qualifying receivables to bank commercial paper conduits. Ralcorp continues to service the receivables (with no significant servicing assets or liabilities) and remits collections to RRC, which remits the appropriate portion to the conduits as part of a monthly net settlement including the sale of an additional month of receivables. Interest incurred on the funding received from the conduits totaled $1.5 in the year ended September 30, 2011. Accounting for this agreement changed as of the beginning of fiscal 2011, as described in Note 2.

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

NOTE 14 – ALLOWANCE FOR DOUBTFUL ACCOUNTS

	2011	2010	2009
Balance, beginning of year	$.8	$.4	$.4
Provision charged to expense	—	(.3)	.5
Write-offs, less recoveries	(.1)	.4	.1
Transfers to/from Ralcorp Receivables Corporation	1.4	.3	(.6)

Balance, end of year	$2.1	$.8	$.4

NOTE 15 – DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING

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

The Post cereals business participated in Ralcorp’s hedging program before the Spin-Off (see Note 4). The fair value of the derivative instruments has not been reflected as assets or liabilities of discontinued operations as of September 30, 2011 and 2010 because Post was not legally a party to the underlying derivative instruments and because there are no significant instruments that were allocable only to Post. As of September 30, 2011 and 2010, the amount of Ralcorp’s net derivative asset (liability) that was related to Post was approximately $(10) and $2, respectively. The derivative effects of hedging allocated to Post (and included in earnings from discontinued operations on the statements of operations) for fiscal 2011, 2010 and 2009 were losses of $13.6, $.9 and $5.0, respectively. Amounts related to Post are included in the amounts disclosed in the rest of this note. As of the Spin-Off date, Post no longer participated in the Ralcorp derivative instrument program and no net derivative liability or asset was outstanding.

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

	Sept. 30,	Sept. 30,
	2011	2010
Raw materials (thousands of pounds)	1,395,470	679,393
Natural gas (thousands of MMBTUs)	3,885	3,200
Other fuel (thousands of gallons)	12,966	8,001
Currency (thousands of dollars)	83,250	69,450

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

NOTE 16 – FAIR VALUE MEASUREMENTS

The following table represents the Company’s assets and liabilities measured at fair value on a recurring basis and the basis for that measurement according to the levels in the fair value hierarchy in ASC Topic 820:

	September 30, 2011			September 30, 2010
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Marketable securities	$8.2	$8.2	$—	$10.0	$10.0	$—
Derivative assets	.3	—	.3	16.7	—	16.7
Deferred compensation investment	22.9	22.9	—	21.9	21.9	—

	$31.4	$31.1	$.3	$48.6	$31.9	$16.7

Liabilities
Derivative liabilities	$53.1	$—	$53.1	$2.6	$—	$2.6
Deferred compensation liabilities	36.5	—	36.5	30.9	—	30.9

	$89.6	$—	$89.6	$33.5	$—	$33.5

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

The carrying amounts reported on the consolidated balance sheets for cash and cash equivalents, receivables and accounts payable approximate fair value because of the short maturities of these financial instruments. The carrying amount of the Company’s variable rate long-term debt (Note 17) approximates fair value because the interest rates are adjusted to market frequently. Based on the discounted amount of future cash flows using Ralcorp’s incremental rate of borrowing for similar debt (Level 2), the Company’s fixed rate debt (which had a carrying amount of $1,951.6 as of September 30, 2011 and $1,991.4 as of September 30, 2010) had an estimated fair value of $2,070.1 as of September 30, 2011 and $2,399.5 as of September 30, 2010.

NOTE 17 – LONG-TERM DEBT

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

NOTE 18 – COMMITMENTS AND CONTINGENCIES

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

Lease Commitments

Future minimum rental payments under noncancelable operating leases in effect as of September 30, 2011 were $12.6, $8.8, $8.4, $8.7, $8.8, and $29.2 for fiscal 2012, 2013, 2014, 2015, 2016, and thereafter, respectively.

Rent expense for all operating leases was $19.2, $18.0, and $15.4 in fiscal 2011, 2010, and 2009, respectively, net of sublease income of zero, $.1, and $.1 in fiscal 2011, 2010, and 2009, respectively.

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

NOTE 19 – PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company sponsors qualified and supplemental noncontributory defined benefit pension plans and other postretirement benefit plans for certain of its employees. The Company uses its fiscal year end as the measurement date for the plans.

Certain of Post’s employees are eligible to participate in Ralcorp’s U.S. qualified and supplemental noncontributory defined benefit pension plans and other post retirement benefit plans or separate plans for Post Foods Canada Corp. The following disclosures exclude amounts and activity related to these employees which are recorded as discontinued operations.

The following table provides a reconciliation of the changes in the plans’ benefit obligations and fair value of assets over the two-year period ended September 30, 2011, and a statement of the funded status and amounts recognized in the consolidated balance sheets as of September 30 of both years.

	Pension Benefits		Other Benefits
	2011	2010	2011	2010
Change in benefit obligation
Benefit obligation at beginning of year	$221.4	$202.1	$32.7	$30.1
Service cost	2.5	2.4	—	.1
Interest cost	11.7	11.9	1.7	1.7
Actuarial loss	26.0	14.8	3.6	2.9
Benefits paid	(11.1)	(9.8)	(1.4)	(2.5)
Medicare reimbursements	—	—	.2	.2
Amendments	—	—	—	.3
Currency translation	—	—	.1	(.1)

Benefit obligation at end of year	$250.5	$221.4	$36.9	$32.7

Change in fair value of plan assets
Fair value of plan assets at beginning of year	$204.7	$169.9	$—	$—
Actual return on plan assets	16.0	16.5	—	—
Employer contributions	19.2	28.1	1.2	2.3
Medicare reimbursements	—	—	.2	.2
Benefits paid	(11.1)	(9.8)	(1.4)	(2.5)

Fair value of plan assets at end of year	$228.8	$204.7	$—	$—

Funded status	$(21.7)	$(16.7)	$(36.9)	$(32.7)

Amounts recognized in assets or liabilities
Other current liabilities	$(.6)	$(.6)	$(2.1)	$(2.0)
Other liabilities	(21.1)	(16.1)	(34.8)	(30.7)

Net amount recognized	$(21.7)	$(16.7)	$(36.9)	$(32.7)

Amounts recognized in accumulated other comprehensive loss
Net actuarial loss	$98.4	$75.7	$18.3	$14.7
Prior service cost	—	—	.2	.3

Total	$98.4	$75.7	$18.5	$15.0

Weighted-average assumptions used to determine benefit obligation
Discount rate	4.77%	5.40%	4.61%	5.40%
Rate of compensation increase	3.00%	3.25%	3.00%	3.25%

The accumulated benefit obligation exceeded the fair value of plan assets for each pension plan, and the aggregate accumulated benefit obligation for pension plans was $244.3 at September 30, 2011 and $214.4 at September 30, 2010.

The following tables provide the components of net periodic benefit cost for the plans and amounts recognized in other comprehensive income. The estimated net actuarial loss and prior service cost expected to be reclassified from accumulated other comprehensive loss into net periodic benefit cost during 2012 related to pension is $6.3 and zero, respectively. The corresponding amounts related to other benefits are $.1 and a credit of zero, respectively.

	Pension Benefits			Other Benefits
	2011	2010	2009	2011	2010	2009
Components of net periodic benefit cost
Service cost	$2.5	$2.4	$1.8	$—	$.1	$.1
Interest cost	11.7	11.9	11.8	1.7	1.7	1.6
Expected return on plan assets	(17.2)	(14.7)	(14.3)	—	—	—
Recognized net actuarial loss	4.6	3.5	.3	.1	—	—
Recognized prior service cost	—	—	—	.1	—	—

Net periodic benefit cost	$1.6	$3.1	$(.4)	$1.9	$1.8	$1.7

Weighted-average assumptions used to determine net benefit cost
Discount rate	5.40%	6.00%	7.30%	5.40%	6.00%	7.30%
Rate of compensation increase	3.25%	3.25%	3.25%	3.25%	3.25%	3.25%
Expected return on plan assets	8.75%	8.75%	8.75%	n/a	n/a	n/a

Changes in plan assets and benefit obligation recognized in other comprehensive income
Net loss	$27.2	$13.0	$28.0	$3.6	$2.9	$7.4
Recognized loss	(4.6)	(3.5)	(.3)	(.1)	—	—
Prior service cost	—	—	.1	—	.3
Currency translation	—	—	—	—	—	.1

Total recognized in other comprehensive income (before tax effects)	$22.6	$9.5	$27.8	$3.5	$3.2	$7.5

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

The following table represents the pension plan’s assets measured at fair value on a recurring basis and the basis for that measurement (for more information on the fair value framework in ASC Topic 820, refer to Note 16):

	September 30, 2011				September 30, 2010
	Total	Level 1	Level 2	Level 3	Total	Level 2	Level 3
Mutual funds:
Equities	$111.1	$—	$111.1	$—	$144.6	$144.6	$—
Fixed income	95.5	—	95.5	—	55.6	55.6	—
Real assets	16.4	—	16.4	—	—	—	—

	223.0	—	223.0	—	200.2	200.2	—
Cash & cash equivalents	.5	.5	—	—	—	—	—
Partnership/joint venture interests	5.2	—	—	5.2	4.5	—	4.5

	$228.7	$.5	$223.0	$5.2	$204.7	$200.2	$4.5

The fair value of mutual funds is based on net asset values of the shares held by the plan at year-end.

Partnership/joint venture interests have unobservable inputs and trade infrequently or not at all. Because observable prices are not available, a market approach is used in valuing investments. The inputs used in estimating the value of investments include company operating performance, recent transactions in the same or similar instruments, completed or pending third-party transactions in the underlying investment or comparable issues, subsequent rounds of financing, recapitalizations and other transactions across the capital structure, and other factors which are typically considered by market participants when trading private, middle market companies. Investments may also be adjusted to reflect illiquidity and/or non-transferability, with the amount of such discount estimated by the general partner (who serves as the partnership’s investment manager) in the absence of market information. Assumptions used by the general partner due to the lack of observable inputs may significantly impact the resulting fair value and therefore the partnership’s results of operations. For all securities held, the general partner calculates a hypothetical equity value of the investment. For each investment, the general partner (i) determines the current operating results (either Adjusted EBITDA or Net Revenue), (ii) applies a market valuation multiple, which is based on publicly traded valuation multiples of, and/or valuation multiples from transactions involving, companies with similar attributes (with such multiples discounted as appropriate); then (iii) subtracts the structural debt on the portfolio company’s balance sheet (seasonally adjusted when necessary), to derive a current hypothetical value for the equity. The general partner may also consider any other factors it deems relevant in establishing a fair value at which the investment could be realized. Such factors are documented in detail to establish the reasonableness of their intent. The following table provides further detail of the changes in fair value of partnership/joint venture interests.

	September 30,
	2011	2010
Balance, beginning of year	$4.5	$3.4
Total gains or losses (realized/unrealized)	1.0	.7
Purchases, sales, issuances, and settlements, net	(.3)	.4

Balance, end of year	$5.2	$4.5

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

For September 30, 2011 measurement purposes, the assumed annual rate of increase in the future per capita cost of covered health care benefits for 2012 was 10% and 7% for participants under the age of 65 and over the age of 65, respectively, declining gradually to an ultimate rate of 5% for 2022 and beyond. For September 30, 2010 measurement purposes, the assumed annual rate of increase in the future per capita cost of covered health care benefits was 8% for 2011, declining gradually to an ultimate rate of 5% for 2017 and beyond. A 1% change in assumed health care cost trend rates would result in the following changes in the accumulated postretirement benefit obligation and in the total service and interest cost components for fiscal 2011.

	Increase	Decrease
Effect on postretirement benefit obligation	$2.9	$(2.8)
Effect on total service and interest cost	—	(.1)

As of September 30, 2011, expected future benefit payments and related federal subsidy receipts (Medicare Part D) in the next ten fiscal years were as follows:

	2012	2013	2014	2015	2016	2017-2021
Pension benefits	$10.5	$10.8	$11.4	$12.4	$13.2	$76.5
Other benefits	2.3	2.3	2.4	2.5	2.5	21.0
Subsidy receipts	.2	.2	.2	.2	.2	2.3

Other than those made as benefit payments in unfunded plans and participant contributions, no significant contributions are currently expected to be paid to the plans during fiscal 2012.

In addition to the defined benefit plans described above, Ralcorp sponsors defined contribution [401(k)] plans under which it makes matching and profit sharing contributions. The costs of these plans were $10.1, $9.7, and $7.9 for the years ended September 30, 2011, 2010, and 2009, respectively. The Company also contributed $1.1, $1.1, and $1.4 to multiemployer pension plans in each of these years, respectively.

NOTE 20 – SHAREHOLDERS’ EQUITY

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

At September 30, 2011, accumulated other comprehensive loss included a $21.3 net loss on cash flow hedging instruments after taxes and $75.9 in net postretirement benefit liability adjustments after taxes (see Note 19), partially offset by an $16.5 foreign currency translation adjustment. At September 30, 2010, accumulated other comprehensive loss included a $2.6 net loss on cash flow hedging instruments after taxes and $53.7 in net postretirement benefit liability adjustments after taxes, partially offset by a $20.4 foreign currency translation adjustment. Included in net postretirement benefit liability is $4.5 and $(.8) net of tax related to discontinued operations at September 31, 2011 and 2010, respectively.

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

NOTE 21 – STOCK-BASED COMPENSATION PLANS

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

Total compensation cost for stock-based compensation awards recognized in the years ended September 30, 2011, 2010, and 2009 was $14.7, $15.7, and $11.8, respectively, and the related recognized deferred tax benefit for each of those years was $5.3, $6.1, and $4.7, respectively. As of September 30, 2011, the total compensation cost related to nonvested awards not yet recognized was $17.5, which is expected to be recognized over a weighted average period of 2.3 years.

Stock Appreciation Rights

Information about the Company’s stock-settled stock appreciation rights (SARs) is summarized in the following table. Upon exercise of each right, the holder of stock-settled SARs will receive the number of shares of Ralcorp common stock equal in value to the difference between the exercise price and the fair market value at the date of exercise, less all applicable taxes. The total intrinsic value of SARs exercised was $2.9, $.3, and $.2 in fiscal 2011, 2010, and 2009, respectively.

	Stock-Settled Stock Appreciation Rights	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2010	2,552,553	$55.28
Granted	35,000	62.41
Exercised	(118,706)	51.34
Forfeited	(40,001)	58.81

Outstanding at September 30, 2011	2,428,846	55.52	6.9 years	$51.5

Vested and expected to vest as of September 30, 2011	2,401,225	55.48	6.9 years	51.0

Exercisable at September 30, 2011	1,158,342	51.64	5.5 years	29.0

In September 2010, the Company granted cash-settled SARs for the first time. Upon exercise of each right, the holder of cash-settled SARs will receive cash equal in value to the difference between the exercise price and the fair market value at the date of exercise, less all applicable taxes. Information about the Company’s cash-settled SARs is summarized in the following table.

	Cash-Settled Stock Appreciation Rights	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2010	28,500	$57.45
Granted	—	—
Exercised	—	—
Forfeited	—	—

Outstanding at September 30, 2011	28,500	57.45	8.4 years	$.5

Vested and expected to vest as of September 30, 2011	27,072	57.45	8.3 years	.5

Exercisable at September 30, 2011	2,000	57.45	0.2 years	—

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

	Stock-Settled SARs Granted [Fair Value at Grant Date]			Cash-Settled SARs Outstanding [Fair Value at Year End]
	2011	2010	2009	2011	2010	2009
Expected term	6.0 years	6.1 years	8.0 years	5.0 years	6.0 years	n/a
Expected stock price volatility	30.0%	30.4%	31.0%	30.0%	30.0%	n/a
Risk-free interest rate	1.74%	2.05%	2.62%	0.96%	1.58%	n/a
Expected dividends	0%	0%	0%	0%	0%	n/a
Fair value (per right)	$20.26	$19.18	$23.10	$30.27	$19.16	n/a

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

Restricted Stock Awards

Information about the Company’s restricted stock awards (nonvested shares and stock units) is summarized in the following table. Of the awards nonvested at September 30, 2011, 100,000 are restricted stock units which entitle awardees to receive the same number of shares upon vesting. The rest of the restricted stock awards are nonvested shares of stock. Approximately 114,755, 41,255, 156,833, 13,833, and 13,834 shares/units are scheduled to vest in fiscal 2012, 2013, 2014, 2015, and 2016, respectively, but would vest immediately in the event of a qualifying retirement or involuntary termination (other than for cause). The grant date fair value of each award is initially recorded as a reduction of shareholders’ equity and amortized on a straight-line basis over the expected vesting period. The total vest date fair value of restricted stock awards that vested during fiscal 2011, 2010, and 2009 was $5.1, $(.1), and $.9, respectively.

	Number	Weighted Average Grant Date Fair Value Per Share
Nonvested at September 30, 2010	423,765	$53.17
Granted	766	65.23
Vested	(71,521)	48.55
Forfeited	(12,500)	56.27

Nonvested at September 30, 2011	340,510	54.00

Other Stock-Based Compensation Awards

In the fourth quarter of fiscal 2010, the Company granted restricted incentive awards to certain AIPC employees, which will be paid in cash in the fourth quarter of fiscal 2013 in an amount equal to the Company’s share price times a certain number of shares (35,553 shares for awards outstanding as of September 30, 2011). On September 21, 2011, the Company granted similar awards based on a total of 12,500 shares to a corporate officer, which will be paid in cash in the third quarter of fiscal 2012. For each grant, the estimated fair value of the payout is accrued on a straight-line basis over the period from the grant date to the payout date. Related expense recorded for fiscal 2011, 2010, and 2009 was $1.7, zero, and zero, respectively.

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

NOTE 22 – SEGMENT INFORMATION

Management evaluates each segment’s performance based on its segment profit, which is its operating profit before impairments of intangible assets, costs related to plant closures, and other unallocated corporate income and expenses.

The accounting policies of the segments are the same as those described in Note 1. The Company’s revenues were primarily generated by sales within the United States (U.S.); foreign (primarily Canadian) sales were approximately 5% of total net sales. Sales are characterized as U.S. or foreign based on the address to which the product is shipped. As of September 30, 2011, all of the Company’s long-lived assets were located in the U.S. except for property located in Canada and Italy with a net carrying value of approximately $118.7. There were no material intersegment revenues (approximately 1% of total net sales). In fiscal 2011, 2010, and 2009, one customer accounted for $648.3, $515.4, and $514.8, respectively, or approximately 17-18%, of total net sales. Each of the segments sells products to this major customer.

The following tables present information about the Company’s operating segments, which are also its reportable segments. Note that “Additions to property and intangibles” excludes additions through business acquisitions (see Note 5).

	2011	2010	2009
	(Restated)
Net sales
Cereal Products	$838.5	$799.7	$803.3
Snacks, Sauces & Spreads	1,602.7	1,461.6	1,323.2
Frozen Bakery Products	768.6	698.3	694.8
Pasta	577.4	101.4	—

Total	$3,787.2	$3,061.0	$2,821.3

Segment operating profit
Cereal Products	$86.3	$90.3	$92.0
Snacks, Sauces & Spreads	135.5	152.6	117.6
Frozen Bakery Products	88.0	80.8	69.1
Pasta	126.1	21.6	—

Total segment operating profit	435.9	345.3	278.7
Interest expense, net	(134.0)	(107.8)	(99.0)
Adjustments for economic hedges	(21.8)	—	—
Post separation costs	—	—	—
Merger and integration costs	(2.5)	(25.4)	(.4)
Accelerated amortization of intangible assets	(5.0)	—	—
Impairment of intangible assets	—	(20.5)	—
Provision for legal settlement	(2.5)	(7.5)	—
Amounts related to plant closures	(4.1)	(2.5)	(.5)
Gain on forward sale contracts	—	—	17.6
Gain on sale of securities	—	—	70.6
Stock-based compensation expense	(14.8)	(15.8)	(11.7)
Systems upgrade and conversion costs	(7.7)	(9.6)	(.5)
Other unallocated corporate expenses	(51.3)	(42.6)	(36.6)

Earnings before income taxes and equity earnings	$192.2	$113.6	$218.2

Additions to property and intangibles
Cereal Products	$14.5	$15.6	$13.8
Snacks, Sauces & Spreads	58.7	50.9	29.6
Frozen Bakery Products	21.3	23.7	12.3
Pasta	20.9	2.8	—
Corporate	11.0	11.7	22.5

Total	$126.4	$104.7	$78.2

Depreciation and amortization
Cereal Products	$21.2	$21.3	$20.7
Snacks, Sauces & Spreads	41.0	36.2	31.1
Frozen Bakery Products	39.4	36.7	35.4
Pasta	52.2	8.7	—
Corporate	14.0	8.5	6.9

Total	$167.8	$111.4	$94.1

Assets, end of year
Cereal Products	$263.4	$268.7	$269.5
Snacks, Sauces & Spreads	799.0	760.0	604.0
Frozen Bakery Products	712.9	743.4	723.9
Pasta	1,463.0	1,456.6	—

Total	3,238.3	3,228.7	1,597.4
Cash and cash equivalents	50.0	29.3	282.8
Investment in Ralcorp Receivables Corporation	—	137.8	134.4
Other unallocated corporate assets	318.9	133.9	82.4
Assets of discontinued operations	2,672.0	3,275.2	3,355.2

Total	$6,279.2	$6,804.9	$5,452.2

NOTE 23 – QUARTERLY FINANCIAL DATA (UNAUDITED)

The results for any single quarter are not necessarily indicative of the Company’s results for any other quarter or the full year. Selected quarterly financial data is shown below. The data presented reflects the restatement adjustments and the effects of recasting for discontinued operations. The impairment of intangible assets, merger and integration costs, provision for legal settlement, and gain on forward sale contracts and sale of securities are described in Note 6, Note 3, Note 18, Note 8, and Note 9, respectively, and (along with amounts related to plant closures) are unusual or infrequently occurring items.

Fiscal 2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
				(Restated)	(Restated)
Net Sales	$951.7	$917.3	$927.8	$990.4	$3,787.2
Gross Profit	208.2	215.0	175.7	192.3	791.2
Adjustments for economic hedges	3.9	4.9	(15.7)	(14.9)	(21.8)
Merger and integration costs	(.2)	(.1)	(1.2)	(1.0)	(2.5)
Provision for legal settlement	(2.5)	—	—	—	(2.5)
Amounts related to plant closures	(.2)	(.2)	(2.4)	(1.3)	(4.1)
Net earnings from continuing operations	37.3	44.5	15.8	28.7	126.3
Net earnings (loss) from discontinued operations	34.0	38.8	12.5	(452.8)	(367.5)
Diluted earnings per share for continuing operations	$.67	$.80	$.28	$.51	$2.26
Diluted earnings (loss) per share for discontinued operations	$.61	$.70	$.22	$(8.05)	$(6.58)

	First	Second	Third	Fourth	Total
Fiscal 2010	Quarter	Quarter	Quarter	Quarter	Year
Net Sales	$746.0	$704.4	$719.7	$890.9	$3,061.0
Gross Profit	166.5	151.7	139.1	176.6	633.9
Merger and integration costs	—	(.3)	(12.8)	(12.3)	(25.4)
Impairment of intangible assets	—	(20.5)	—	—	(20.5)
Provision for legal settlement	—	—	—	(7.5)	(7.5)
Amounts related to plant closures	(.7)	(.1)	(.2)	(1.5)	(2.5)
Net earnings from continuing operations	35.3	13.3	16.9	10.1	75.6
Net earnings from discontinued operations	31.9	33.4	36.1	31.8	133.2
Diluted earnings per share for continuing operations	$.63	$.24	$.30	$.18	$1.35
Diluted earnings per share for discontinued operations	$.56	$.60	$.65	$.58	$2.39

The effects of the restatement adjustment on the Quarterly Financial Data (Unaudited) for the fourth quarter of fiscal 2011 and the impact of recasting the restated amounts for discontinued operations are listed in the following table. See Note 3 for additional information on the restatement, including the total year effect of the restatement on fiscal 2011.

	Previously Reported	Restatement Adjustment	Corrected	Recast Adjustment	Currently Reported
Impairment of intangible assets	$(471.4)	(54.0)	(525.4)	$525.4	$—
Net Loss	(370.1)	(54.0)	(424.1)	—	(424.1)
Diluted Loss per Share	(6.72)	(.98)	(7.70)	.16	(7.54)

NOTE 24 – CONDENSED FINANCIAL STATEMENTS OF GUARANTORS (RESTATED)

As described in Note 17, in August 2009 and July 2010, the Company issued a total of $750.0 of Senior Notes which are publicly tradable. The notes are fully and unconditionally guaranteed on a joint and several basis by most of Ralcorp’s domestic subsidiaries (Guarantor Subsidiaries), each of which is wholly owned, directly or indirectly, by Ralcorp Holdings, Inc. (Parent Company). The guarantees are subject to release in limited circumstances (only upon the occurrence of certain customary conditions). In addition, such securities are collateralized by 65% of the stock of Ralcorp’s indirectly wholly owned foreign subsidiaries. The notes are not guaranteed by the foreign subsidiaries and a few of Ralcorp’s wholly owned domestic subsidiaries (Non-Guarantor Subsidiaries).

In May of 2012, the Company identified errors in the previously issued condensed financial statements of guarantors included in the originally filed Annual Report on Form 10-K for the fiscal year ended September 30, 2011, and the Company has restated its condensed financial statements of guarantors as of September 30, 2011 and 2010 and for the years ended September 30, 2011, 2010 and (for the statement of cash flows only) 2009. The effect of the restatement adjustments on the condensed financial statements of guarantors as previously reported for those periods is disclosed in the following tables (which do not reflect recasting for discontinued operations). These errors are described in the legend following the tables.

Condensed Consolidating Statements of Operations

	Year Ended September 30, 2011
	Parent Company		Guarantor Subsidiaries		Non-Guarantor Subsidiaries		Eliminations		Consolidated
	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated
Selling, general and administrative expenses[2,4]	$(134.4)	$(133.7)	$(495.0)	$(494.9)	$(67.5)	$(68.3)	$78.5	$78.5	$(618.4)	$(618.4)
Amortization of intangible assets[2]	(10.7)	(5.7)	(61.4)	(66.4)	(6.1)	(6.1)	—	—	(78.2)	(78.2)
Impairment of intangible assets[1]	—	—	(503.5)	(557.5)	—	—	—	—	(503.5)	(557.5)
Other operating expenses, net[2]	(3.6)	(2.0)	(6.4)	(8.0)	(2.9)	(2.9)	—	—	(12.9)	(12.9)
Operating (Loss) Profit	(38.0)	(30.7)	28.3	(32.2)	39.5	38.7	—	—	29.8	(24.2)
Interest (expense) income, net[3]	(136.8)	(136.1)	.6	.6	2.2	1.5	—	—	(134.0)	(134.0)
(Loss) Earnings before Income Taxes and Equity Earnings	(174.8)	(166.8)	28.9	(31.6)	41.7	40.2	—	—	(104.2)	(158.2)
Income taxes[2,4]	83.1	80.2	(149.6)	(147.2)	(16.5)	(16.0)	—	—	(83.0)	(83.0)
Earnings before Equity Earnings	(91.7)	(86.6)	(120.7)	(178.8)	25.2	24.2	—	—	(187.2)	(241.2)
Equity in (loss) earnings of subsidiaries[1,2,4]	(95.5)	(154.6)	1.5	1.5	—	—	94.0	153.1	—	—
Net (Loss) Earnings	(187.2)	(241.2)	(119.2)	(177.3)	25.2	24.2	94.0	153.1	(187.2)	(241.2)

	Year Ended September 30, 2010
	Parent Company		Guarantor Subsidiaries		Non-Guarantor Subsidiaries		Eliminations		Consolidated
	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated
Cost of goods sold[2]	$(386.6)	$(382.7)	$(2,502.2)	$(2,506.1)	$(200.0)	$(200.0)	$117.2	$117.2	$(2,971.6)	$(2,971.6)
Gross Profit	131.5	135.4	936.0	932.1	77.9	77.9	(68.5)	(68.5)	1,076.9	1,076.9
Selling, general and administrative expenses[2,3]	(139.2)	(139.0)	(391.7)	(390.8)	(65.7)	(66.8)	68.5	68.5	(528.1)	(528.1)
Amortization of intangible assets[3]	(6.3)	(6.3)	(38.9)	(40.0)	(4.1)	(3.0)	—	—	(49.3)	(49.3)
Other operating expenses, net[2]	(23.7)	(21.4)	(13.6)	(15.9)	(.4)	(.4)	—	—	(37.7)	(37.7)
Operating Profit	(37.7)	(31.3)	451.9	445.5	7.7	7.7	—	—	421.9	421.9
(Loss) Earnings before Income Taxes and Equity Earnings	(148.1)	(141.7)	452.1	445.7	10.1	10.1	—	—	314.1	314.1
Income taxes[2]	32.7	30.4	(133.7)	(131.4)	(4.3)	(4.3)	—	—	(105.3)	(105.3)
Earnings before Equity Earnings	(115.4)	(111.3)	318.4	314.3	5.8	5.8	—	—	208.8	208.8
Equity in earnings (loss) of subsidiaries[2]	324.2	320.1	(10.2)	(10.2)	—	—	(314.0)	(309.9)	—	—
Net Earnings	208.8	208.8	308.2	304.1	5.8	5.8	(314.0)	(309.9)	208.8	208.8

Condensed Consolidating Balance Sheets

	September 30, 2011
	Parent Company		Guarantor Subsidiaries		Non-Guarantor Subsidiaries		Eliminations		Consolidated
	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated
Receivables, net[2,3,4]	$57.5	$55.7	$70.0	$49.4	$284.7	$310.8	$(1.8)	$(5.5)	$410.4	$410.4
Total Current Assets	151.2	149.4	480.4	459.8	368.2	394.3	(5.1)	(8.8)	994.7	994.7
Intercompany Notes and Interest[4]	—	—	88.8	88.8	130.7	106.8	(219.5)	(195.6)	—	—
Investment in Subsidiaries[1,2,3,4]	4,921.9	4,873.5	267.7	271.4	—	—	(5,189.6)	(5,144.9)	—	—
Deferred Income Taxes[2,3]	—	85.4	—	—	—	—	—	(85.4)	—	—
Goodwill[1]	—	—	2,491.0	2,437.0	99.1	99.1	—	—	2,590.1	2,536.1
Other Assets[3]	11.5	35.3	24.9	1.1	.2	.2	—	—	36.6	36.6
Total Assets	5,185.5	5,244.5	5,735.7	5,641.0	826.2	828.4	(5,414.2)	(5,434.7)	6,333.2	6,279.2
Accounts and notes payable[2]	74.7	74.7	201.8	205.5	146.8	146.8	(5.1)	(8.8)	418.2	418.2
Other current liabilities[3]	150.9	146.8	84.5	88.6	18.3	18.3	—	—	253.7	253.7
Total Current Liabilities	225.6	221.5	286.3	294.1	165.1	165.1	(5.1)	(8.8)	671.9	671.9
Intercompany Notes and Interest[4]	115.6	91.7	15.1	15.1	88.8	88.8	(219.5)	(195.6)	—	—
Deferred Income Taxes[2,3]	(141.0)	—	765.5	709.9	11.1	11.1	—	(85.4)	635.6	635.6
Total Liabilities	2,566.3	2,679.3	1,070.1	1,022.3	302.2	302.2	(224.6)	(289.8)	3,714.0	3,714.0
Other shareholders’ equity[1,2,3,4]	2,618.6	2,564.6	4,665.6	4,618.7	524.0	526.2	(5,189.6)	(5,144.9)	2,618.6	2,564.6
Total Shareholders’ Equity	2,619.2	2,565.2	4,665.6	4,618.7	524.0	526.2	(5,189.6)	(5,144.9)	2,619.2	2,565.2
Total Liabilities and Shareholders’ Equity	5,185.5	5,244.5	5,735.7	5,641.0	826.2	828.4	(5,414.2)	(5,434.7)	6,333.2	6,279.2

	September 30, 2010
	Parent Company		Guarantor Subsidiaries		Non-Guarantor Subsidiaries		Eliminations		Consolidated
	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated
Receivables, net[2,3]	$18.2	$60.5	$182.0	$141.4	$173.8	$173.8	$(140.6)	$(142.3)	$233.4	$233.4
Deferred income taxes[3]	2.1	2.1	9.1	9.1	(.6)	—	—	(.6)	10.6	10.6
Total Current Assets	295.9	338.2	530.7	490.1	233.2	233.8	(182.8)	(185.1)	877.0	877.0
Investment in Subsidiaries[2,3]	5,342.7	5,303.8	347.2	345.5	—	—	(5,689.9)	(5,649.3)	—	—
Deferred Income Taxes[3]	—	74.1	—	—	—	—	—	(74.1)	—	—
Property[3]	239.4	242.9	1,392.9	1,389.4	226.2	226.2	—	—	1,858.5	1,858.5
Total Assets	5,770.0	5,851.0	6,343.2	6,297.4	683.3	683.9	(5,991.6)	(6,027.4)	6,804.9	6,804.9
Accounts and notes payable[3]	64.3	64.3	178.6	178.6	39.4	41.1	(2.8)	(4.5)	279.5	279.5
Deferred income taxes[3]	—	—	—	—	—	.6	—	(.6)	—	—
Total Current Liabilities	313.2	313.2	263.1	263.1	53.6	55.9	(2.8)	(5.1)	627.1	627.1
Deferred Income Taxes[2,3]	(81.0)	—	753.2	747.6	12.9	11.6	—	(74.1)	685.1	685.1
Total Liabilities	2,940.8	3,021.8	1,039.2	1,033.6	117.4	118.4	(121.7)	(198.1)	3,975.7	3,975.7
Other shareholders’ equity[2,3]	2,828.6	2,828.6	5,304.0	5,263.8	565.9	565.5	(5,869.9)	(5,829.3)	2,828.6	2,828.6
Total Shareholders’ Equity	2,829.2	2,829.2	5,304.0	5,263.8	565.9	565.5	(5,869.9)	(5,829.3)	2,829.2	2,829.2
Total Liabilities and Shareholders’ Equity	5,770.0	5,851.0	6,343.2	6,297.4	683.3	683.9	(5,991.6)	(6,027.4)	6,804.9	6,804.9

Condensed Consolidating Statements of Cash Flows

	Year Ended September 30, 2011
	Parent Company		Guarantor Subsidiaries		Non-Guarantor Subsidiaries		Eliminations		Consolidated
	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated
Net Cash Provided (Used) by Operating Activities[2,3,4,6]	$65.0	$207.7	$532.0	$583.8	$(88.0)	$(80.5)	$(3.3)	$(205.3)	$505.7	$505.7
Intercompany investments and advances[2,3,4,6]	401.5	—	(415.3)	—	13.8	—	—	—	—	—
Payments for equity contributions[6]	—	(16.3)	—	—	—	—	—	16.3	—	—
Proceeds from equity distributions[6]	—	258.1	—	—	—	—	—	(258.1)	—	—
Payments for intercompany lending[6]	—	—	—	—	—	(130.0)	—	130.0	—	—
Receipt of intercompany loan repayments[6]	—	—	—	—	—	113.5	—	(113.5)	—	—
Net Cash Provided (Used) by Investing Activities	383.4	223.7	(529.3)	(114.0)	7.1	(23.2)	—	(225.3)	(138.8)	(138.8)
Changes in book cash overdrafts[3]	(5.3)	3.1	(2.9)	(14.1)	—	2.8	—	—	(8.2)	(8.2)
Proceeds from equity contributions[6]	—	—	—	.6	—	15.7	—	(16.3)	—	—
Payments for equity distributions[6]	—	—	—	(456.5)	—	(3.6)	—	460.1	—	—
Proceeds from intercompany borrowing[6]	—	122.1	—	—	—	7.9	—	(130.0)	—	—
Repayments of intercompany loans[6]	—	(113.5)	—	—	—	—	—	113.5	—	—
Net Cash (Used) Provided by Financing Activities	(446.5)	(429.5)	(3.0)	(470.1)	105.0	127.8	—	427.3	(344.5)	(344.5)

	Year Ended September 30, 2010
	Parent Company		Guarantor Subsidiaries		Non-Guarantor Subsidiaries		Eliminations		Consolidated
	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated
Net Cash Provided by Operating Activities[2,3,4,6]	$200.4	$164.8	$78.0	$417.5	$23.5	$33.9	$—	$(314.3)	$301.9	$301.9
Business acquisitions, net of cash acquired[5]	(178.4)	—	(1,140.7)	(1,319.1)	7.1	7.1			(1,312.0)	(1,312.0)
Additions to property and intangible assets[3]	(23.8)	(23.2)	(91.1)	(91.7)	(14.0)	(14.0)	—	—	(128.9)	(128.9)
Intercompany investments and advances[2,3,4,5,6]	(1,129.9)	—	1,138.8	—	(8.9)	—	—	—	—	—
Payments for equity contributions[6]	—	(1,365.6)	—	(25.5)	—	—	—	1,391.1	—	—
Proceeds from equity distributions[6]	—	54.9	—	—	—	—	—	(54.9)	—	—
Payments for intercompany lending[6]	—	—	—	—	—	(96.3)	—	96.3	—	—
Receipt of intercompany loan repayments[6]	—	—	—	12.4	—	58.9	—	(71.3)	—	—
Net Cash Used by Investing Activities	(1,330.1)	(1,331.9)	(92.6)	(1,423.5)	(15.7)	(44.2)	—	1,361.2	(1,438.4)	(1,438.4)
Changes in book cash overdrafts[3]	(8.4)	(8.4)	14.9	13.4	—	1.5	—	—	6.5	6.5
Proceeds from equity contributions[6]	—	—	—	1,351.9	—	38.7	—	(1,390.6)	—	—
Payments for equity distributions[6]	—	—	—	(359.0)	—	(9.7)	—	368.7	—	—
Proceeds from intercompany borrowing[6]	—	96.3	—	—	—	—	—	(96.3)	—	—
Repayments of intercompany loans[6]	—	(58.9)	—	—	—	(12.4)	—	71.3	—	—
Net Cash Provided by Financing Activities	866.8	904.2	14.7	1,006.1	—	18.1	—	(1,046.9)	881.5	881.5

	Year Ended September 30, 2009
	Parent Company		Guarantor Subsidiaries		Non-Guarantor Subsidiaries		Eliminations		Consolidated
	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated
Net Cash Provided (Used) by Operating Activities[2,3,4,6]	$(148.3)	$277.4	$458.7	$476.4	$16.3	$(41.3)	$—	$(385.8)	$326.7	$326.7
Intercompany investments and advances[2,3,4,6]	411.7	—	(416.2)	—	4.5	—	—	—	—	—
Payments for equity contributions[6]	—	(66.1)	—	—	—	—	—	66.1	—	—
Proceeds from equity distributions[6]	—	106.8	—	—	—	—	—	(106.8)	—	—
Payments for intercompany lending[6]	—	—	—	—	—	(97.9)	—	97.9	—	—
Receipt of intercompany loan repayments[6]	—	2.6	—	—	—	155.2	—	(157.8)	—	—
Net Cash Provided (Used) by Investing Activities	380.0	11.6	(464.4)	(48.2)	(5.8)	47.0	—	(100.6)	(90.2)	(90.2)
Changes in book cash overdrafts[3]	23.4	23.4	5.3	5.1	(.9)	(.7)	—	—	27.8	27.8
Proceeds from equity contributions[6]	—	—	—	56.5	—	9.6	—	(66.1)	—	—
Payments for equity distributions[6]	—	—	—	(490.1)	—	(2.5)	—	492.6	—	—
Proceeds from intercompany borrowing[6]	—	97.9	—	—	—	—	—	(97.9)	—	—
Repayments of intercompany loans[6]	—	(155.2)	—	—	—	(2.6)	—	157.8	—	—
Net Cash (Used) Provided by Financing Activities	25.8	(31.5)	5.0	(428.8)	(.9)	3.8	—	486.4	29.9	29.9

1	The calculated amount of impairment of intangible assets was incorrect as discussed in Note 3.
2	Transactions were not recorded in the correct legal entity, and the amounts were not properly reclassified to the correct column.
3	Clerical errors led to misclassifications between columns and between line items.
4	Intercompany amounts related to the receivables securitization program discussed in Note 13 were not correctly calculated or reported.
5	Cash outflows for certain business acquisitions were incorrectly recorded on Parent Company instead of Guarantor Subsidiaries.
6	Cash flows related to intercompany loans and investments were all included in a single line in cash flows from investing activities instead of being separately identified and classified by transaction type in cash flows from operating, investing, and financing activities.

Set forth below are condensed consolidating financial statements presenting the results of operations, financial position, and cash flows of the Parent Company (“Parent”), the Guarantor Subsidiaries (“Guarantor”) on a combined basis, and the Non-Guarantor Subsidiaries (“Non-Guarantor”) on a combined basis, along with the eliminations necessary to arrive at the information for Ralcorp Holdings, Inc. on a consolidated basis. Eliminations represent adjustments to eliminate investments in subsidiaries and intercompany balances and transactions between or among Parent, Guarantor, and Non-Guarantor. For this presentation, investments in subsidiaries are accounted for using the equity method of accounting. These condensed consolidating financial statements have been restated to correct for certain errors (as disclosed above) and recasted to show discontinued operations (as described in Note 4). Effective with the Spin-Off, Post Foods LLC is no longer a guarantor, and all related amounts have been reclassified to Non-Guarantor Subsidiaries to conform with the current presentation.

Condensed Consolidating Statements of Operations

	Year Ended September 30, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Net Sales	$539.7	$3,084.1	$293.0	$(129.6)	$3,787.2
Other intercompany revenues	1.8	7.3	69.4	(78.5)	—
Cost of goods sold	(423.6)	(2,446.0)	(256.0)	129.6	(2,996.0)

Gross Profit	117.9	645.4	106.4	(78.5)	791.2
Selling, general and administrative expenses	(141.9)	(259.1)	(65.6)	78.5	(388.1)
Amortization of intangible assets	(5.7)	(53.8)	(6.1)	—	(65.6)
Other operating expenses, net	(2.0)	(6.5)	(2.8)	—	(11.3)

Operating (Loss) Profit	(31.7)	326.0	31.9	—	326.2
Interest (expense) income, net	(136.1)	.6	1.5	—	(134.0)

(Loss) Earnings from Continuing Operations before Income Taxes and Equity Earnings	(167.8)	326.6	33.4	—	192.2
Income taxes	80.2	(129.1)	(17.0)	—	(65.9)
Equity in (loss) earnings of subsidiaries	(154.6)	1.5	—	153.1	—

(Loss) Earnings from Continuing Operations	(242.2)	199.0	16.4	153.1	126.3
Earnings (loss) from discontinued operations, net of income taxes	1.0	—	(368.5)	—	(367.5)

Net (Loss) Earnings	$(241.2)	$199.0	$(352.1)	$153.1	$(241.2)

	Year Ended September 30, 2010
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Restated)	(Restated)	(Restated)	(Restated)
Net Sales	$523.0	$2,476.2	$152.5	$(90.7)	$3,061.0
Other intercompany revenues	1.8	5.9	60.8	(68.5)	—
Cost of goods sold	(388.0)	(1,987.9)	(141.9)	90.7	(2,427.1)

Gross Profit	136.8	494.2	71.4	(68.5)	633.9
Selling, general and administrative expenses	(137.4)	(186.8)	(63.3)	68.5	(319.0)
Amortization of intangible assets	(6.3)	(27.3)	(3.0)	—	(36.6)
Impairment of intangible assets	—	(20.5)	—	—	(20.5)
Other operating expenses, net	(23.7)	(12.3)	(.4)	—	(36.4)

Operating (Loss) Profit	(30.6)	247.3	4.7	—	221.4
Interest (expense) income, net	(110.4)	.2	2.4	—	(107.8)

(Loss) Earnings from Continuing Operations before Income Taxes and Equity Earnings	(141.0)	247.5	7.1	—	113.6
Income taxes	30.1	(64.5)	(3.6)	—	(38.0)
Equity in earnings (loss) of subsidiaries	320.1	(10.2)	—	(309.9)	—

Earnings from Continuing Operations	209.2	172.8	3.5	(309.9)	75.6
(Loss) earnings from discontinued operations, net of income taxes	(.4)	—	133.6	—	133.2

Net Earnings	$208.8	$172.8	$137.1	$(309.9)	$208.8

	Year Ended September 30, 2009
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Total
Net Sales	$544.5	$2,256.5	$96.8	$(76.5)	$2,821.3
Other intercompany revenues	1.9	6.0	32.9	(40.8)	—
Cost of products sold	(407.4)	(1,850.4)	(83.5)	76.5	(2,264.8)

Gross Profit	139.0	412.1	46.2	(40.8)	556.5
Selling, general and administrative expenses	(124.2)	(187.6)	(24.7)	40.8	(295.7)
Amortization of intangible assets	(5.6)	(22.5)	(1.6)	—	(29.7)
Other operating expenses, net	(.6)	(1.5)	—	—	(2.1)

Operating Profit	8.6	200.5	19.9	—	229.0
Interest (expense) income, net	(101.7)	(1.2)	3.9	—	(99.0)
Gain on forward sale contracts	—	17.6	—	—	17.6
Gain on sale of securities	—	70.6	—	—	70.6

(Loss) Earnings from Continuing Operations before Income Taxes and Equity Earnings	(93.1)	287.5	23.8	—	218.2
Income taxes	4.1	(74.2)	(6.0)	—	(76.1)
Equity in earnings of subsidiaries	398.7	2.6	—	(401.3)	—
Equity in earnings of Vail Resorts, Inc., net of related deferred income taxes	—	9.8	—	—	9.8

Earnings from Continuing Operations	309.7	225.7	17.8	(401.3)	151.9
(Loss) earnings from discontinued operations, net of income taxes	(19.3)	—	157.8	—	138.5

Net Earnings	$290.4	$225.7	$175.6	$(401.3)	$290.4

Condensed Consolidating Balance Sheets

	September 30, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Assets
Current Assets
Cash and cash equivalents	$2.5	$—	$50.8	$(3.3)	$50.0
Marketable securities	8.2	—	—	—	8.2
Receivables, net	55.7	65.9	233.5	(5.5)	349.6
Inventories	65.2	334.9	24.0	—	424.1
Deferred income taxes	14.4	1.1	.2	—	15.7
Prepaid expenses and other current assets	3.4	7.1	1.3	—	11.8
Current assets of discontinued operations	—	—	135.3	—	135.3

Total Current Assets	149.4	409.0	445.1	(8.8)	994.7
Intercompany Notes and Interest	—	88.8	106.8	(195.6)	—
Investment in Subsidiaries	4,873.5	271.4	—	(5,144.9)	—
Deferred Income Taxes	46.5	—	—	(46.5)	—
Property	252.5	1,015.9	155.9	—	1,424.3
Accumulated Depreciation	(177.1)	(426.8)	(37.2)	—	(641.1)
Goodwill	—	1,068.1	92.8	—	1,160.9
Other Intangible Assets	66.3	850.7	70.7	—	987.7
Accumulated Amortization	(40.8)	(163.3)	(15.7)	—	(219.8)
Other Assets	34.5	1.1	.2	—	35.8
Noncurrent Assets of Discontinued Operations	39.7	—	2,535.9	(38.9)	2,536.7

Total Assets	$5,244.5	$3,114.9	$3,354.5	$(5,434.7)	$6,279.2

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$74.7	$180.7	$142.8	$(8.8)	$389.4
Other current liabilities	142.7	67.6	12.5	—	222.8
Current liabilities of discontinued operations	4.1	—	55.6	—	59.7

Total Current Liabilities	221.5	248.3	210.9	(8.8)	671.9
Intercompany Notes and Interest	91.7	15.1	88.8	(195.6)	—
Long-term Debt	2,172.5	—	—	—	2,172.5
Deferred Income Taxes	—	325.4	2.1	(46.5)	281.0
Other Liabilities	97.6	2.4	29.1	—	129.1
Noncurrent Liabilities of Discontinued Operations	96.0	—	402.4	(38.9)	459.5

Total Liabilities	2,679.3	591.2	733.3	(289.8)	3,714.0

Shareholders’ Equity
Common stock	.6	—	—	—	.6
Other shareholders’ equity	2,564.6	2,523.7	2,621.2	(5,144.9)	2,564.6

Total Shareholders’ Equity	2,565.2	2,523.7	2,621.2	(5,144.9)	2,565.2

Total Liabilities and Shareholders’ Equity	$5,244.5	$3,114.9	$3,354.5	$(5,434.7)	$6,279.2

	September 30, 2010
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Restated)	(Restated)	(Restated)	(Restated)
Assets
Current Assets
Cash and cash equivalents	$.6	$.3	$28.4	$—	$29.3
Marketable securities	10.0	—	—	—	10.0
Investment in Ralcorp Receivables Corporation	180.0	—	—	(42.2)	137.8
Receivables, net	60.5	90.9	165.6	(142.3)	174.7
Inventories	67.6	265.2	21.9	—	354.7
Deferred income taxes	2.1	5.7	—	(.8)	7.0
Prepaid expenses and other current assets	17.4	8.1	3.0	—	28.5
Current assets of discontinued operations	—	—	135.0	—	135.0

Total Current Assets	338.2	370.2	353.9	(185.3)	877.0
Intercompany Notes and Interest	—	20.8	98.1	(118.9)	—
Investment in Subsidiaries	5,303.8	345.5	—	(5,649.3)	—
Deferred Income Taxes	40.7	—	—	(40.7)	—
Property	242.9	926.7	154.8	—	1,324.4
Accumulated Depreciation	(165.7)	(360.5)	(25.1)	—	(551.3)
Goodwill	—	1,057.0	94.6	—	1,151.6
Other Intangible Assets	57.5	852.1	72.0	—	981.6
Accumulated Amortization	(34.9)	(109.3)	(10.3)	—	(154.5)
Other Assets	34.8	1.0	.1	—	35.9
Noncurrent Assets of Discontinued Operations	33.7	—	3,139.9	(33.4)	3,140.2

Total Assets	$5,851.0	$3,103.5	$3,878.0	$(6,027.6)	$6,804.9

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$64.3	$147.8	$35.8	$(4.5)	$243.4
Deferred income taxes	—	—	.8	(.8)	—
Other current liabilities	245.7	65.5	12.2	—	323.4
Current liabilities of discontinued operations	3.2	—	57.1	—	60.3

Total Current Liabilities	313.2	213.3	105.9	(5.3)	627.1
Intercompany Notes and Interest	83.0	15.1	20.8	(118.9)	—
Long-term Debt	2,464.9	—	—	—	2,464.9
Deferred Income Taxes	—	291.4	1.1	(40.7)	251.8
Other Liabilities	79.4	6.3	22.2	—	107.9
Noncurrent Liabilities of Discontinued Operations	81.3	—	476.1	(33.4)	524.0

Total Liabilities	3,021.8	526.1	626.1	(198.3)	3,975.7

Shareholders’ Equity
Common stock	.6	—	—	—	.6
Other shareholders’ equity	2,828.6	2,577.4	3,251.9	(5,829.3)	2,828.6

Total Shareholders’ Equity	2,829.2	2,577.4	3,251.9	(5,829.3)	2,829.2

Total Liabilities and Shareholders’ Equity	$5,851.0	$3,103.5	$3,878.0	$(6,027.6)	$6,804.9

Condensed Consolidating Statements of Cash Flows

	Year Ended September 30, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Restated)	(Restated)	(Restated)	(Restated)
Cash Flows from Operating Activities
Net Cash Provided (Used) by Operating Activities - Continuing Operations	$197.1	$356.4	$(23.7)	$(209.4)	$320.4
Net Cash Provided by Operating Activities - Discontinued Operations	10.6	—	170.6	4.1	185.3

Net Cash Provided by Operating Activities	207.7	356.4	146.9	(205.3)	505.7

Cash Flows from Investing Activities
Additions to property and intangible assets	(19.9)	(102.2)	(4.3)	—	(126.4)
Proceeds from sale of property	—	.5	—	—	.5
Purchases of securities	(21.6)	—	—	—	(21.6)
Proceeds from sale or maturity of securities	23.4	—	—	—	23.4
Payments for equity contributions	(16.3)	—	—	16.3	—
Proceeds from equity distributions	43.0	—	—	(43.0)	—
Payments for intercompany lending	—	—	(130.0)	130.0	—
Receipt of intercompany loan repayments	—	—	113.5	(113.5)	—

Net Cash Provided (Used) by Investing Activities - Continuing Operations	8.6	(101.7)	(20.8)	(10.2)	(124.1)
Net Cash Provided (Used) by Investing Activities - Discontinued Operations	215.1	—	(14.7)	(215.1)	(14.7)

Net Cash Provided (Used) by Investing Activities	223.7	(101.7)	(35.5)	(225.3)	(138.8)

Cash Flows from Financing Activities
Repayments of long-term debt	(49.7)	—	—	—	(49.7)
Net (repayments) borrowings under credit arrangements	(403.5)	—	105.0	—	(298.5)
Purchase of treasury stock	(1.5)	—	—	—	(1.5)
Proceeds and tax benefits from exercise of stock awards	13.5	—	—	—	13.5
Changes in book cash overdrafts	3.1	(14.1)	2.8	—	(8.2)
Proceeds from equity contributions	—	.6	15.7	(16.3)	—
Payments for equity distributions	—	(241.4)	(3.6)	245.0	—
Proceeds from intercompany borrowing	122.1	—	7.9	(130.0)	—
Repayments of intercompany loans	(113.5)	—	—	113.5	—
Other, net	—	(.1)	—	—	(.1)

Net Cash (Used) Provided by Financing Activities - Continuing Operations	(429.5)	(255.0)	127.8	212.2	(344.5)
Net Cash Used by Financing Activities - Discontinued Operations	—	—	(215.1)	215.1	—

Net Cash Used by Financing Activities	(429.5)	(255.0)	(87.3)	427.3	(344.5)

Effect of Exchange Rate Changes on Cash	—	—	(1.7)	—	(1.7)

Net Increase (Decrease) in Cash and Cash Equivalents	1.9	(.3)	22.4	(3.3)	20.7
Cash and Cash Equivalents, Beginning of Period	.6	.3	28.4	—	29.3

Cash and Cash Equivalents, End of Period	$2.5	$—	$50.8	$(3.3)	$50.0

	Year Ended September 30, 2010
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Restated)	(Restated)	(Restated)	(Restated)
Cash Flows from Operating Activities
Net Cash Provided by Operating Activities - Continuing Operations	$26.5	$252.3	$29.3	$(187.4)	$120.7
Net Cash Provided by Operating Activities - Discontinued Operations	138.3	—	169.8	(126.9)	181.2

Net Cash Provided by Operating Activities	164.8	252.3	199.1	(314.3)	301.9

Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	—	(1,319.1)	7.1	—	(1,312.0)
Additions to property and intangible assets	(23.2)	(71.9)	(9.6)	—	(104.7)
Proceeds from sale of property	—	.4	.1	—	.5
Purchases of securities	(22.8)	—	—	—	(22.8)
Proceeds from sale or maturity of securities	24.8	—	—	—	24.8
Payments for equity contributions	(1,365.6)	(25.5)	—	1,391.1	—
Proceeds from equity distributions	40.9	—	—	(40.9)	—
Payments for intercompany lending	—	—	(96.3)	96.3	—
Receipt of intercompany loan repayments	—	12.4	58.9	(71.3)	—

Net Cash Used by Investing Activities - Continuing Operations	(1,345.9)	(1,403.7)	(39.8)	1,375.2	(1,414.2)
Net Cash Provided (Used) by Investing Activities - Discontinued Operations	14.0	—	(24.2)	(14.0)	(24.2)

Net Cash Used by Investing Activities	(1,331.9)	(1,403.7)	(64.0)	1,361.2	(1,438.4)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	653.2	—	—	—	653.2
Repayments of long-term debt	(95.3)	—	—	—	(95.3)
Net borrowings under credit arrangements	423.4	—	—	—	423.4
Purchase of treasury stock	(115.5)	—	—	—	(115.5)
Proceeds and tax benefits from exercise of stock awards	9.4	—	—	—	9.4
Changes in book cash overdrafts	(8.4)	13.4	1.5	—	6.5
Proceeds from equity contributions	—	1,352.5	38.7	(1,391.2)	—
Payments for equity distributions	—	(214.2)	(9.7)	223.9	—
Proceeds from intercompany borrowing	96.3	—	—	(96.3)	—
Repayments of intercompany loans	(58.9)	—	(12.4)	71.3	—
Other, net	—	(.2)	—	—	(.2)

Net Cash Provided by Financing Activities - Continuing Operations	904.2	1,151.5	18.1	(1,192.3)	881.5
Net Cash Used by Financing Activities - Discontinued Operations	—	—	(145.4)	145.4	—

Net Cash Provided (Used) by Financing Activities	904.2	1,151.5	(127.3)	(1,046.9)	881.5

Effect of Exchange Rate Changes on Cash	—	—	1.5	—	1.5

Net (Decrease) Increase in Cash and Cash Equivalents	(262.9)	.1	9.3	—	(253.5)
Cash and Cash Equivalents, Beginning of Period	263.5	.2	19.1	—	282.8

Cash and Cash Equivalents, End of Period	$.6	$.3	$28.4	$—	$29.3

	Year Ended September 30, 2009
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Restated)	(Restated)	(Restated)	(Restated)
Cash Flows from Operating Activities
Net Cash Provided (Used) by Operating Activities - Continuing Operations	$132.1	$203.5	$(51.5)	$(248.0)	$36.1
Net Cash Provided by Operating Activities - Discontinued Operations	145.3	—	283.1	(137.8)	290.6

Net Cash Provided by Operating Activities	277.4	203.5	231.6	(385.8)	326.7

Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	4.2	(59.2)	—	—	(55.0)
Additions to property and intangible assets	(33.2)	(45.0)	—	—	(78.2)
Proceeds from sale of property	—	.1	—	—	.1
Purchase of securities	(16.2)	—	—	—	(16.2)
Proceeds from sale or maturity of securities	13.5	82.4	—	—	95.9
Payments for equity contributions	(72.0)	—	—	72.0	—
Proceeds from equity distributions	24.0	—	—	(24.0)	—
Payments for intercompany lending	—	—	(97.9)	97.9	—
Receipt of intercompany loan repayments	2.6	—	155.2	(157.8)	—

Net Cash (Used) Provided by Investing Activities - Continuing Operations	(77.1)	(21.7)	57.3	(11.9)	(53.4)
Net Cash Provided (Used) by Investing Activities - Discontinued Operations	88.7	—	(36.8)	(88.7)	(36.8)

Net Cash Provided (Used) by Investing Activities	11.6	(21.7)	20.5	(100.6)	(90.2)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	400.0	—	—	—	400.0
Repayment of long-term debt	(389.7)	—	—	—	(389.7)
Net repayments under credit arrangements	(22.1)	—	—	—	(22.1)
Proceeds and tax benefits from exercise of stock awards	15.2	—	—	—	15.2
Change in book cash overdrafts	23.4	5.1	(.7)	—	27.8
Proceeds from equity contributions	—	62.4	9.6	(72.0)	—
Payments for equity distributions	—	(249.7)	(2.5)	252.2	—
Proceeds from intercompany borrowing	97.9	—	—	(97.9)	—
Repayments of intercompany loans	(155.2)	—	(2.6)	157.8	—
Other, net	(1.0)	(.3)	—	—	(1.3)

Net Cash (Used) Provided by Financing Activities - Continuing Operations	(31.5)	(182.5)	3.8	240.1	29.9
Net Cash Used by Financing Activities - Discontinued Operations	—	—	(246.3)	246.3	—

Net Cash (Used) Provided by Financing Activities	(31.5)	(182.5)	(242.5)	486.4	29.9

Effect of exchange rate changes on cash	—	—	2.3	—	2.3

Net Increase (Decrease) in Cash and Cash Equivalents	257.5	(.7)	11.9	—	268.7
Cash and Cash Equivalents, Beginning of Year	6.0	.9	7.2	—	14.1

Cash and Cash Equivalents, End of Year	$263.5	$.2	$19.1	$—	$282.8

NOTE 25 – SUBSEQUENT AND PENDING EVENTS

On October 3, 2011, Ralcorp completed the acquisition of the North American private brand refrigerated dough business of Sara Lee Corp. The refrigerated dough business is a leading manufacturer and distributor of a full range of private brand refrigerated dough products in the U.S. To fund the $545 transaction, Ralcorp entered into a short-term financing arrangement that is expected to be repaid with a portion of the proceeds generated by financing to be incurred in connection with the separation of its Post cereals business. The refrigerated dough business, which will operate as part of the Frozen Bakery Products segment, employs approximately 700 people and has manufacturing and distribution facilities in Carrollton, Texas and Forest Park, Georgia. Because the initial accounting for this business combination is incomplete, the Company cannot currently provide all of the disclosures required for a business combination. The identification and valuation of acquired intangible assets, the appraisal of acquired property, and other significant accounting analyses have not been completed. Therefore, the Company cannot currently determine and disclose the amounts recognized as of the acquisition date for each major class of assets acquired and liabilities assumed. Similarly, the Company cannot currently determine and disclose revenue and earnings of Ralcorp as though this business combination had occurred as of the beginning of each of the periods presented (supplemental pro forma information). Among other pro forma adjustments, the calculation of this supplemental pro forma information requires adjustments for amortization of intangible assets, which will be based upon the fair value and estimated useful lives of acquired intangible assets. While goodwill associated with the acquisition is expected to be attributable to the assembled workforce of the acquired business and the significant synergies and opportunities expected from the combination of the acquired business with existing Ralcorp businesses (especially the businesses in the Frozen Bakery Products segment), the amount of that goodwill has not yet been determined. Similarly, while goodwill is expected to be deductible for tax purposes, the amount of that goodwill for tax purposes has not yet been determined.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Restatement of Previously Issued Financial Statements

As the Company announced on May 7, 2012 and June 13, 2012, the Audit Committee of the Board of Directors of the Company and management determined that previously issued consolidated financial statements for the fiscal years ended September 30, 2011, 2010 and 2009 as filed on Form 10-K and the quarterly and fiscal year-to-date periods ended December 31, 2011, December 31, 2010, March 31, 2011, and June 30, 2011 filed on Form 10-Q would need to be restated (as described below).

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s current Chief Executive Officer (previously Co-Chief Executive Officer), former Co-Chief Executive Officer and former Chief Accounting Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 as amended) as of September 30, 2011. Based upon that evaluation, the Co-Chief Executive Officers and the Chief Accounting Officer concluded in our original Annual Report on Form 10-K for the year ended September 30 2011, that, as of September 30, 2011, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information that is required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including its Co-Chief Executive Officers and its Chief Accounting Officer, as appropriate, to allow timely decisions regarding required disclosure. Subsequent to the evaluation made in connection with the original filing and in connection with the restatement and reflected in the filing of this Form 10-K/A, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based upon that re-evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that because of the material weaknesses in the internal control over financial reporting discussed below, the Company’s disclosure controls and procedures were not effective as of September 30, 2011.

The first control deficiency related to the Company’s goodwill assessment and resulted in restatements of the Company’s 2011 annual consolidated financial statements and its interim condensed consolidated financial statements for the quarterly period ended December 31, 2011. The second control deficiency related to the Condensed Financial Statements of Guarantors footnote (“Guarantors Footnote”) and resulted in restatements to the 2011, 2010, and 2009 annual consolidated financial statements and the interim condensed consolidated financial statements for the quarterly and fiscal year-to-date periods ended December 31, 2011 and 2010, June 30, 2011, and March 31, 2011. Additionally, the control deficiencies could result in future misstatements to the impairment of goodwill and related disclosures and to the Guarantors Footnote within the Company’s consolidated financial statements that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that the control deficiencies each constitute a material weakness.

Internal Control Over Financial Reporting

A Report on Management Responsibilities as well as Management’s Report on Internal Control over Financial Reporting are provided in Item 8 of this report and are incorporated herein by reference.

In connection with the filing of the original Form 10-K in December 2011, the Company’s management included Management’s Report on Internal Control over Financial Reporting therein, which expressed a conclusion that the Company’s internal control over financial reporting was effective as of September 30, 2011. In connection with the restatement and reflected in the filing of this amended Form 10-K/A for the year ended September 30, 2011, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, re-evaluated the effectiveness of the Company’s internal control over financial reporting as of September 30, 2011. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Based on management’s re-evaluation, the Company’s management has concluded that the Company’s internal control over financial reporting was not effective as of September 30, 2011 because of the material weaknesses discussed below and is restating its original report titled Management’s Report on Internal Control over Financial Reporting. The material weaknesses in internal control over financial reporting are identified as follows:

•

Goodwill Assessment: Our internal control over financial reporting related to goodwill assessments was improperly designed and was not effective in capturing the proper amount of deferred income taxes when assessing the carrying values of our reporting units for purposes of evaluating whether there is a goodwill impairment. Specifically, our controls did not prevent or detect the fact that certain deferred income taxes relative to certain corporate allocations and adjustments to reporting units were improperly excluded from our computations when evaluating goodwill impairment. The exclusion of certain deferred income taxes from the impairment computation resulted in the fourth quarter impairment charge for the Branded Cereal Products segment being understated by $54.0 million and corresponding goodwill balance being overstated by the same amount.

•

Guarantors Footnote: Our internal control over financial reporting related to the preparation of the Guarantors Footnote was improperly designed and was not effective in properly presenting the amounts accurately or completely within the Guarantors Footnote. Specifically, we did not design a process to prepare the Guarantors Footnote in accordance with SEC rules and regulations and accounting principles generally accepted in the United States of America, including consideration of intercompany transactions and whether certain amounts were recorded in the appropriate columns. This resulted in multiple errors to the Condensed Consolidating Balance Sheets, Condensed Consolidating Statements of Operations, and Condensed Consolidating Statements of Cash Flows within the Guarantors Footnote for the periods described above.

Remediation Plan

Management has been actively engaged in developing remediation plans to address the above material weaknesses. Management has developed a plan and timetable for the implementation of the foregoing remediation efforts, which includes the following:

•

Goodwill Assessment: Implementation of additional cross-functional review procedures over the goodwill impairment calculation process related to the overall completeness and accuracy of the calculation especially as it relates to deferred income taxes. Specifically, additional review processes will be conducted with the tax function to ensure that all tax implications related to the carrying value of the reporting units are captured in the Company’s goodwill impairment tests.

•

Guarantors Footnote: The methodologies for preparing and controls surrounding the Guarantors Footnote are in the process of being revised. The Company is in process of implementing additional controls to prepare the financial information for the Parent Company, Guarantor Subsidiaries, and Non-Guarantor Subsidiaries in accordance with SEC rules and regulations and accounting principles generally accepted in the United States of America. This will include controls related to analyzing intercompany transactions and whether certain amounts are recorded in the appropriate columns.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the Company’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

-Management’s Report on Internal Control over Financial Reporting

-Report of Independent Registered Public Accounting Firm

-Consolidated Statements of Operations for years ended September 30, 2011, 2010 and 2009

-Consolidated Balance Sheets at September 30, 2011 and 2010

-Consolidated Statements of Cash Flows for years ended September 30, 2011, 2010 and 2009

-Consolidated Statements of Shareholders’ Equity for the three years ended September 30, 2011

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
Kevin J. Hunt
Chief Executive Officer and President

September 12, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KEVIN J. HUNT	Director and Chief Executive Officer	September 12, 2012
Kevin J. Hunt	and President (Principal Executive Officer)

/s/ SCOTT MONETTE	Chief Financial Officer (Principal	September 12, 2012
Scott Monette	Financial and Accounting Officer)

*	Director	September 12, 2012
Benjamin Ola. Akande

*	Director	September 12, 2012
Bill G. Armstrong

*	Director	September 12, 2012
Jonathan E. Baum

	Director	September 12, 2012
Barry H. Beracha

*	Director	September 12, 2012
David W. Kemper

	Director	September 12, 2012
Patrick J. Moore

*	Director	September 12, 2012
J. Patrick Mulcahy

*	Director	September 12, 2012
David R. Wenzel

*	Gregory A. Billhartz, by signing his name hereto, does sign this document on behalf of the above noted individuals, pursuant to powers of attorney duly executed by such individuals which have been filed as an Exhibit to this Report.

/S/ GREGORY A. BILLHARTZ
Gregory A. Billhartz Attorney-in-Fact

EXHIBIT INDEX

Exhibit
Number	Description of Exhibit

*2.1	RMT Transaction Agreement dated 11/15/07, by and among Kraft Foods Inc., Cable Holdco Inc., Ralcorp Holdings, Inc. and Ralcorp Mailman LLC (Filed as Exhibit 2.1 to the Company’s Form 8-K filed November 20, 2007)

*2.2	Agreement and Plan of Merger dated as of June 20, 2010, by and among American Italian Pasta Company, a Delaware corporation, Ralcorp Holdings, Inc., a Missouri corporation, and Excelsior Acquisition Co., a Delaware corporation and a wholly owned subsidiary of Ralcorp Holdings, Inc. (Filed as to Exhibit 2.1 to the Company’s Form 8-K filed June 21, 2010)

*2.3	Amendment to Agreement and Plan of Merger dated as of July 15, 2010, by and among American Italian Pasta Company, a Delaware corporation, Ralcorp Holdings, Inc., a Missouri corporation, and Excelsior Acquisition Co., a Delaware corporation and an indirect wholly owned subsidiary of Ralcorp Holdings, Inc. (Filed as Exhibit 2.1 to the Company’s Form 8-K filed July 16, 2010)

*2.4	Securities Purchase Agreement dated August 8, 2011 by and among Ralcorp Frozen Bakery Products, Inc., Ralcorp Holdings, Inc. and Sara Lee Corporation (Filed as Exhibit 2.1 to the Company’s Form 8- K filed August 12, 2011)

*3.1	Restated Articles of Incorporation of Ralcorp Holdings, Inc. (Filed as Exhibit 3.1 to the Company's Form 10-Q for the period ended December 31, 1996)

*3.2	Amended Bylaws of Ralcorp Holdings, Inc. (Filed as Exhibit 3.2 to the Company’s Form 8-K filed September 24, 2009)

*3.3	Certificate of Designations for Series E Junior Participating Cumulative Preferred Stock of Ralcorp Holdings, Inc. (Filed as Exhibit 3.2 to the Company’s Form 8-K filed May 4, 2011)

*4.1	Shareholder Protection Rights Agreement dated May 4, 2011, by and between Ralcorp Holdings, Inc. and Computershare Trust Company, N.A., as Rights Agent, which includes the Form of Right Certificate as Exhibit A and the Form of Certificate of Designations for Series E Junior Participating Cumulative Preferred Stock as Exhibit C. (Filed as Exhibit 4.1 to the Company’s Form 8-K filed May 4, 2011)

*4.2	Indenture, dated August 4, 2008, between Cable Holdco, Inc. and Deutsche Bank Trust Company Americas, as trustee (Filed as Exhibit 4.1 to the Company’s Form 8-K filed August 8, 2008)

*4.3	First Supplemental Indenture, dated August 4, 2008, by and between Ralcorp Mailman LLC and Deutsche Bank Trust Company Americas (Filed as Exhibit 4.2 to the Company’s form 8-K filed August 8, 2008)

*4.4	Second Supplemental Indenture, dated August 4, 2008, by and between Ralcorp Holdings, Inc. and Deutsche Bank Trust Company Americas (Filed as Exhibit 4.3 to the Company’s Form 8-K filed August 8, 2008)

*4.5	Indenture, dated as of August 14, 2009, by and among Ralcorp Holdings, Inc., the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee (Filed as Exhibit 4.1 to the Company’s Form 8-K filed August 17, 2009)

*4.6	Supplemental Indenture, dated as of August 14, 2009, by and among Ralcorp Holdings, Inc., the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee (Filed as Exhibit 4.2 to the Company’s Form 8-K filed August 17, 2009)

*4.7	Registration Rights Agreement, dated as of August 14, 2009 by and among Ralcorp Holdings, Inc., the guarantors named therein, and J.P. Morgan Securities Inc., and Banc of America Securities LLC, as representatives of the initial purchasers (Filed as Exhibit 4.3 to the Company’s Form 8-K filed August 17, 2009)
*4.8	Second Supplemental Indenture, dated as of July 26, 2010, by and among Ralcorp Holdings, Inc., the guarantors names therein and Deutsche Bank Trust Company Americas, as trustee (Filed as Exhibit 4.5 to the Company’s Form 8-K filed July 28, 2010)

Exhibit
Number	Description of Exhibit

*10.1	Reorganization Agreement dated as of January 31, 1997 by and among Ralcorp Holdings, Inc., New Ralcorp Holdings, Inc., Ralston Foods, Inc., Chex, Inc. and General Mills, Inc. (Filed as Exhibit 10.2 to the Company’s Form 10-Q for the period ended December 31, 1996)

*10.2	Receivables Purchase Agreement dated as of September 25, 2001 among Ralcorp Receivables Corporation, Ralcorp Holdings, Inc., Falcon Asset Securitization Corporation and Bank One, N.A. (Filed as Exhibit 10.4 to the Company’s Form 10-K for the year ended September 30, 2001)

*10.3	Amendment No. 5 to Receivables Purchase Agreement dated as of September 25, 2001 among Ralcorp Receivables Corporation, Ralcorp Holdings, Inc., Falcon Asset Securitization Corporation and Bank One, N.A. dated October 20, 2005 (Filed as Exhibit 10.4 to the Company’s Form 10-K for the year ended September 30, 2005)

*10.4	Amendment No. 6 to Receivables Purchase Agreement dated October 19, 2006 among Ralcorp Holdings, Inc., Ralcorp Receivables Corporation, Falcon Asset Securitization Company LLC, formerly known as Falcon Asset Securitization Corporation and JPMorgan Chase Bank, N.A., successor by merger to Bank One, NA (Filed as Exhibit 10.1 to the Company’s Form 8-K filed October 25, 2006)

*10.5	Amendment No. 7 to Receivables Purchase Agreement dated October 18, 2007 among Ralcorp Holdings, Inc., Ralcorp Receivables Corporation, Falcon Asset Securitization Company LLC, formerly known as Falcon Asset Securitization Corporation and JPMorgan Chase Bank, N.A., successor by merger to Bank One, NA (Filed as Exhibit 10.6 to the Company’s Form 10-K dated November 29, 2007)

*10.6	Amendment No. 8 to Receivables Purchase Agreement dated October 18, 2007 among Ralcorp Holdings, Inc., Ralcorp Receivables Corporation, Falcon Asset Securitization Company LLC, formerly known as Falcon Asset Securitization Corporation and JPMorgan Chase Bank, N.A., successor by merger to Bank One, NA (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the period ended March 31, 2008)

*10.7	Amendment No. 9 to Receivables Purchase Agreement dated October 16, 2008 (Filed as Exhibit 10.1 to the Company’s Form 8-K filed October 16, 2008)

*10.8	Amendment No. 10 to Receivables Purchase Agreement dated October 15, 2009 (Filed as Exhibit 10.8 to the Company’s Form 10-K for the year ended September 30, 2009)

*10.9	Amended and Restated Receivables Purchase Agreement, dated as of November 4, 2010, among Ralcorp Holdings, Inc., Ralcorp Receivables Corporation, the Commercial Paper Conduits party thereto, the Committed Purchasers party thereto, the Funding Agents party thereto, and JPMorgan Chase Bank, N.A., as agent (Filed as Exhibit 10.1 to the Company’s Form 8-K filed November 9, 2010)

*10.10	Amended and Restated Receivables Sale Agreement, dated as of November 4, 2010, among the Originators party thereto and Ralcorp Receivables Corporation (Filed as Exhibit 10.2 to the Company’s Form 8-K filed November 9, 2010)

*10.11	Agreement and Plan of Merger dated as of August 13, 1996 by and among Ralcorp Holdings, Inc., General Mills, Inc. and General Mills Missouri, Inc. (Filed as Exhibit 2.6 to the Company’s Form 10 dated December 27, 1996)

*10.12	Stock Purchase Agreement by and among Vail Resorts, Inc., Ralston Foods, Inc. and Ralston Resorts, Inc. dated July 22, 1996 (Filed as Exhibit 10.10 to the Company’s Registration Statement on Form 10, dated December 27, 1996)

*10.13	Amended and Restated Incentive Stock Plan Effective October 1, 2008 (Filed as Exhibit 10.10 to the Company’s Form 10-K for the year ended September 30, 2008)

*10.14	Form of Amended and Restated Management Continuity Agreement for Corporate Officers (Filed as Exhibit 10.2 to the Company’s Form 10-Q for the period ended March 31, 2006)
*10.15	Form of Management Continuity Agreement for Co-Chief Executive Officers (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the period ended March 31, 2006)

Exhibit
Number	Description of Exhibit

*10.16	Split Dollar Second to Die Life Insurance Arrangement (Filed as Exhibit 10.07 to the Company’s Registration Statement on Form 10 dated December 27, 1996)

*10.17	Amended and Restated Deferred Compensation Plan for Non-Management Directors Effective October 1, 2008. (Filed as Exhibit 10.17 to the Company’s Form 10-K for the year ended September 30, 2008)

*10.18	Amended and Restated Deferred Compensation Plan for Key Employees Effective October 1, 2008. (Filed as Exhibit 10.18 to the Company’s Form 10-K for the year ended September 30, 2008)

*10.19	Executive Health Plan Effective January 1, 2001 (Filed as Exhibit 10.20 to the Company’s Form 10-K for the year ended September 30, 2005)

*10.20	Amended and Restated Executive Long Term Disability Plan Effective October 1, 2005 (Filed as Exhibit 10.21 to the Company’s Form 10-K for the year ended September 30, 2005)

*10.21	Supplemental Retirement Plan (Filed as Exhibit 10.14 to the Company’s Registration Statement on Form 10 dated December 27, 1996)

*10.22	Amended and Restated Retired Executive Survivor Benefit Plan Effective October 1, 2005 (Filed as Exhibit 10.23 to the Company’s Form 10-K for the year ended September 30, 2005)

*10.23	Amended and Restated Executive Savings Investment Plan Effective October 1, 2008 (Filed as Exhibit 10.23 to the Company’s Form 10-K for the year ended September 30, 2008)

*10.24	Form of Indemnification Agreement for all Non-Management Directors of the Company (Filed as Exhibit 10.35 to the Company’s Form 10-K for the year ended September 30, 1999)

*10.25	Form of Indemnification Agreement for all Management Directors of the Company (Filed as Exhibit 10.36 to the Company’s Form 10-K for the year ended September 30, 1999)

*10.26	Form of Indemnification Agreement for all Corporate Officers who are not Directors of the Company (Filed as Exhibit 10.37 to the Company’s Form 10-K for the year ended September 30, 1999)

*10.27	Summary of Terms of 1999 Non-Qualified Stock Options (Filed as Exhibit 10.38 to the Company’s Form 10-K for the year ended September 30, 1999)

*10.28	Form of Non-Qualified Stock Option Agreement dated May 24, 2001 for each Non-Management Director (Filed as Exhibit 10.34 to the Company’s Form 10-K for the year ended September 30, 2001)

*10.29	Form of Non-Qualified Director Stock Option Agreement dated September 27, 2001 for each Non- Management Director (Filed as Exhibit 10.35 to the Company’s Form 10-K for the year ended September 30, 2001)

*10.30	Restricted Stock Award Agreement dated May 24, 2001 with William P. Stiritz (Filed as Exhibit 10.36 to the Company’s Form 10-K for the year ended September 30, 2001)

*10.31	Amended and Restated Ralcorp Holdings, Inc. 2002 Incentive Stock Plan Effective October 1, 2008 (Filed as Exhibit 10.32 to the Company’s Form 10-K for the year ended September 30, 2008)

*10.32	2002 Restricted Stock Award Agreement with William P. Stiritz granted January 2, 2002 (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the period ended March 31, 2002)

*10.33	Form of 2002 Non-Qualified Stock Option Agreement (Filed as Exhibit 10.2 to the Company’s Form 10-Q for the period ended March 31, 2002)

*10.34	Form of 2002 Non-Qualified Stock Option Agreement for Non-Management Directors (Filed as Exhibit 10.41 to the Company’s Form 10-K for the year ended September 30, 2002)

*10.35	2003 Restricted Stock Award Agreement with William P. Stiritz (Filed as Exhibit 10.42 to the Company’s Form 10-K for the year ended September 30, 2003)

*10.36	Form of 2003 Non-Qualified Stock Option Agreement (Filed as Exhibit 10.43 to the Company’s Form 10-K for the year ended September 30, 2003)

Exhibit
Number	Description of Exhibit

*10.37	Form of 2003 Non-Qualified Stock Option Agreement for Non-Management Directors (Filed as Exhibit 10.44 to the Company’s Form 10-K for the year ended September 30, 2003)

*10.38	Restricted Stock Award Agreement dated January 2, 2004 with William P. Stiritz (Filed as Exhibit 10.42 to the Company’s Form 10-K for the year ended September 30, 2004)

*10.39	Form of Non-Qualified Stock Option Agreement dated February 5, 2004 (Filed as Exhibit 10.44 to the Company’s Form 10-K for the year ended September 30, 2004)

*10.40	Form of 2004 Long-Term Restricted Stock Award for Corporate Officers (Filed as Exhibit 99.1 to the Company’s Form 8-K dated as of September 29, 2004)

*10.41	Form of Director Non-Qualified Stock Option Agreement dated September 23, 2004 (Filed as Exhibit 99.1 to the Company’s Form 8-K dated September 29, 2004)

*10.42	Form of Non-Qualified Stock Option Agreement dated February 2, 2005 (Filed as Exhibit 10.2 to the Company’s Form 10-Q for the period ended March 31, 2005)

*10.43	Restricted Stock Award Agreement dated June 29, 2005 (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the period ended June 30, 2005)

*10.44	Form of Director Non-Qualified Stock Option Agreement dated September 29, 2005 (Filed as Exhibit 99.1 to the Company’s Form 8-K dated October 5, 2005)

*10.45	Form of Stock Appreciation Rights Agreement dated September 29, 2005 (Filed as Exhibit 10.48 to the Company’s Form 10-K for the year ended September 30, 2005)

*10.46	Restricted Stock Award Agreement dated January 3, 2006 with William P. Stiritz (Filed as Exhibit 99.1 to the Company’s Form 8-K dated January 5, 2006)

*10.47	Form of 2006 Non-Qualified Stock Option Agreement dated September 28, 2006 (Filed as Exhibit 99.1 to the Company’s Form 8-K filed October 4, 2006)

*10.48	Form of Stock Appreciation Rights – Summary of Terms (Filed as Exhibit 99.1 to the Company’s Form 8-K filed October 4, 2006)

*10.49	Restricted Stock Award Agreement dated January 3, 2007 with William P. Stiritz (Filed as Exhibit 99.1 to the Company’s Form 8-K dated January 8, 2007)

*10.50	Amended and Restated Ralcorp Holdings, Inc. 2007 Incentive Stock Plan Effective October 1, 2008 (Filed as Exhibit 10.52 to the Company’s Form 10-K for the year ended September 30, 2008)

*10.51	Long-Term Restricted Stock Awards dated March 30, 2007 granted to the Company’s named executive officers described in the Company’s 2006 Proxy Statement (Filed as Exhibit 99.1 to the Company’s Form 8-K filed September 29, 2004)

*10.52	Form of Stock Appreciation Rights Agreement dated September 27, 2007 (Summary of terms filed in the Company’s 8-K filed October 2, 2007)

*10.53	Form of 2007 Non-Employee Director Stock Appreciation Rights dated September 27, 2007 (Filed as Exhibit 99.1 to the Company’s 8-K filed October 2, 2007)

*10.54	Form of 2007 Non-Employee Director Stock Appreciation Rights Agreement dated October 1, 2007 (Filed as Exhibit 99.1 to the Company’s 8-K filed October 2, 2007)

*10.55	Form of Long-Term Cash Incentive Award Agreement for Co-Chief Executive Officers (Filed as Exhibit 10.57 to the Company’s Form 10-K for the year ended September 30, 2008)

*10.56	Form of Long-Term Cash Incentive Award Agreement for Corporate Officers (Filed as Exhibit 10.578 to the Company’s Form 10-K for the year ended September 30, 2008)

*10.57	Form of Stock Appreciation Rights Agreement dated September 25, 2008 (Filed as Exhibit 10.1 to the Company’s Form 8-K dated September 25, 2008)
*10.58	Form of Non-Employee Director Stock Appreciation Rights Agreement dated September 25, 2008 (Filed as Exhibit 10.2 to the Company’s Form 8-K dated September 25, 2008)

Exhibit
Number	Description of Exhibit

*10.59	Form of Amendment to Non-Qualified Stock Option Agreements and Stock Appreciation Rights Agreements for Non-Employee Directors, effective October 2, 2008 (Filed as Exhibit 10.2 to the Company’s Form 10-Q for the period ended December 31, 2008)

*10.60	Form of Amendment to the Management Continuity Agreements for Co-Chief Executive Officers and Corporate Officers, effective October 1, 2008 (Filed as Exhibit 10.3 to the Company’s Form 10-Q for the period ended December 31, 2008)

*10.61	Form of Amendment to Restricted Stock Award Agreements for Corporate Officers, effective October 1, 2008, (Filed as Exhibit 10.4 to the Company’s Form 10-Q for the period ended December 31, 2008)

*10.62	Form of Amendment to Non-Qualified Stock Option Agreements and Stock Appreciation Rights Agreements, effective October 1, 2008, (Filed as Exhibit 10.5 to the Company’s Form 10-Q for the period ended December 31, 2008)

*10.63	Restricted Stock Unit Agreement for Co-Chief Executive Officers dated October 9, 2009 (Filed as Exhibit 10.1 to the Company’s Form 8-K dated October 15, 2009)

*10.64	Restricted Stock Unit Agreement for Non-Chief Executive Officers dated October 9, 2009 (Filed as Exhibit 10.2 to the Company’s Form 8-K dated October 15, 2009)

*10.65	Restricted Stock Agreement for Non-Chief Executive Officers dated October 9, 2009 (Filed as Exhibit 10.3 to the Company’s Form 8-K dated October 15, 2009)

*10.66	Cash-settled restricted unit award agreement (Filed as Exhibit 10.1 to the Company’s Form 8-K filed September 27, 2011)

*10.67	Floating Rate Senior Notes, Series A, due May 22, 2010 Note Purchase Agreement (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the period ended June 30, 2003)

*10.68	$145,000,000 4.24% Series B Senior Notes due December 22, 2010, First Supplement to Note Purchase Agreements dated as of December 22, 2003 (Filed as Exhibit 10.4 to the Company’s Form 10-Q for the period ended December 31, 2003)

*10.69	$50,000,000 5.43% Series C Senior Notes due December 22, 2013, Second Supplement to Note Purchase Agreements dated as of December 22, 2003 (Filed as Exhibit 10.5 to the Company’s Form 10-Q for the period ended December 31, 2003)

*10.70	$75,000,000 4.76% Series D Senior Notes due December 22, 2013, Third Supplement to Note Purchase Agreements dated as of December 22, 2003 (Filed as Exhibit 10.6 to the Company’s Form 10-Q for the period ended December 31, 2003)

*10.71	First Amendment dated as of December 22, 2005 to Note Purchase Agreements dated as of May 22, 2003 and Series A, B, C, D and E and F Senior Notes (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the period ended December 31, 2005)

*10.72	$100,000,000 5.57% Senior Notes, Series E due December 21, 2015, Fourth Supplement to Note Purchase Agreement Senior Notes dated as of December 21, 2005 (Filed as Exhibit 10.2 to the Company’s Form 10-Q for the period ended December 31, 2005)

*10.73	$75,000,000 5.43% Senior Notes, Series F due December 21, 2012, Fifth Supplement to Note Purchase Agreement Senior Notes dated as of December 21, 2005 (Filed as Exhibit 10.3 to the Company’s Form 10-Q for the period ended December 31, 2005)

*10.74	$75,000,000 5.56% Senior Notes, Series I, Tranche A, and $25,000,000 5.58% Senior Notes, Series I, Tranche B due January 18, 2019, Eighth Supplement to Note Purchase Agreement dated January 18, 2007 (Filed as Exhibit 99.1 to the Company’s Form 8-K filed January 24, 2007)

*10.75	$100,000,000 5.93% Senior Notes, Series J due May 11, 2022, Ninth Supplement to Note Purchase Agreement, dated May 11, 2007 (Filed as Exhibit 99.1 to the Company’s Form 8-K filed May 15, 2007)

Exhibit
Number	Description of Exhibit

*10.76	Second Amendment dated as of July 9, 2008 to Note Purchase Agreements dated as of May 22, 2003 and Series A, B, C, D, E, F, G, H, I and J Senior Notes (Filed as Exhibit 10.4 to the Company’s Form 8-K filed August 8, 2008)

*10.77	$400,000,000 Credit Agreement (revolving credit) dated as of July 18, 2008 among Ralcorp Holdings, Inc., the Lenders party thereto, and JPMorgan Chase Bank as Administrative Agent, Swingline Lender and Issuing Bank dated as of July 18, 2008 (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the period ended June 30, 2008)

*10.78	Tax Allocation Agreement dated as of August 4, 2008 between Kraft Foods Inc., Cable Holdco, Inc. and Ralcorp Holdings, Inc. (Filed as Exhibit 10.3 to the Company’s Form 8-K filed August 8, 2008)

*10.79	Note Purchase Agreement dated May 28, 2009 for $50,000,000 7.45% Senior Notes, Series 2009A, due May 28, 2019 and $50,000,000 7.60% Senior Notes, Series 2009B, due May 28, 2021 (Filed as Exhibit 10.1 to the Company’s Form 8-K filed June 3, 2009)

*10.80	$500,000,000 Credit Agreement (revolving credit) dated as of July 27, 2010, among Ralcorp Holdings, Inc., the Lenders party thereto, and JPMorgan Chase Bank as Administrative Agent, Swingline Lender and Issuing Bank (Filed as Exhibit 10.1 to the Company’s Form 8-K filed July, 28, 2010)

*10.81	Amendment No. 1 dated as of October 3, 2011 to the $500,000,000 Credit Agreement (revolving credit) dated as of July 27, 2010, among Ralcorp Holdings, Inc., the Lenders party thereto, and JPMorgan Chase Bank as Administrative Agent, Swingline Lender and Issuing Bank (Filed as Exhibit 10.81 to the Company’s Form 10-K filed December 14, 2011)

*10.82	$550,000,000 Credit Agreement (364-day facility) dated as of October 3, 2011 among Ralcorp Holdings, Inc., the Lenders party thereto, and JPMorgan Chase Bank as Administrative Agent, Swingline Lender and Issuing Bank (Filed as Exhibit 10.82 to the Company’s Form 10-K filed December 14, 2011)

*21	Subsidiaries of the Company (Filed as Exhibit 21 to the Company’s Form 10-K filed December 14, 2011)

*24	Power of Attorney (Filed as Exhibit 24 to the Company’s Form 10-K filed December 14, 2011)

31.1	Certification of Kevin J. Hunt pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated September 12, 2012

31.2	Certification of Scott Monette pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated September 12, 2012

32	Certification of Kevin J. Hunt and Scott Monette, pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated September 12, 2012

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference
**	Furnished with this Form 10-K