Form 10-Q/A
period 2011-12-31
RALCORP HOLDINGS INC /MO
filed 2012-09-12
CIK 1029506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark	One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2011.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                 TO                .

Commission file number: 1-12619

Ralcorp Holdings, Inc.

(Exact name of registrant as specified in its charter)

Missouri	43-1766315
(State of Incorporation)	(I.R.S. Employer Identification No.)
800 Market Street, Suite 2900
St. Louis, MO (Address of principal Executive offices)	63101 (Zip Code)

(314) 877-7000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of Common Stock, $.01 par value, outstanding as of September 10, 2012: 55,032,538

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) amends and restates the Quarterly Report on Form 10-Q of Ralcorp Holdings, Inc. (the “Company”) for the quarter ended December 31, 2011, as originally filed with the Securities and Exchange Commission (the “SEC”) on February 9, 2012 (the “Original Filing”). This Form 10-Q/A is being filed to restate the Company’s condensed consolidated financial statements in Item 1 and related disclosures (including certain amounts and disclosures in Management’s Discussion and Analysis of Financial Condition and Results of Operations in Item 2, and Controls and Procedures in Item 4) as discussed in Note 3 to the consolidated financial statements include in Note 1.

In the fourth quarter ended September 30, 2011, and as reflected in the Company’s consolidated financial statements included in the Annual Report on Form 10-K for the fiscal year ended September 30, 2011 filed with the SEC on December 14, 2011 (the “2011 Annual Report”), the Company recorded a $364.8 million non-cash goodwill impairment charge related to the Post brand cereal business (the former Branded Cereal Products segment). In finalizing the accounting for the separation of the Post brand cereal business, the Company identified an error in the amount of deferred taxes used in its fourth quarter 2011 goodwill impairment analysis. As a result of this error, the fair value of the net assets associated with the Post brand cereal business was understated and, as a result, the non-cash impairment that was recorded in the fourth quarter of fiscal 2011 was also understated. The Company concluded that an additional impairment charge of approximately $54.0 million (which is not deductible for tax purposes and thus has no associated income tax impact) should have been reflected in the fourth quarter of fiscal 2011. As a result, in this Form 10-Q/A, the Company is restating its condensed consolidated financial statements and related disclosures to recognize the impact to such financial statements that resulted from the increase to the non-cash goodwill impairment charge in the fourth quarter 2011. The Company has also filed a Form 10-K/A to restate its condensed consolidated financial statements and related disclosures as of and for the year ended September 30, 2011 included in the 2011 Annual Report to correct this error.

In connection with the preparation of the restated financial statements as described above, the Company identified additional errors in the financial statements related to the Condensed Financial Statements of Guarantors note to the consolidated financial statements included in Note 22 of the 2011 Annual Report and Note 17 in the Original Filing and each of the Quarterly Reports on Form 10-Q for the periods ended December 31, 2010, March 31, 2011 and June 30, 2011. These errors do not impact the Company’s consolidated balances and amounts. As a result, in this Form 10-Q/A, the Company is restating its consolidated financial statements and related disclosures as of December 31, 2011 and for the fiscal quarters ended December 31, 2011 and December 31, 2010 to correct the errors in the condensed consolidating financial statements of guarantors. The Company has also filed a Form 10-K/A to restate its consolidated financial statements and related disclosures as of September 30, 2011 and 2010 and for the fiscal years ended September 30, 2011, 2010 and 2009 included in the 2011 Annual Report to correct the errors in the Condensed Financial Statements of Guarantors note to the consolidated financial statements. The Company will restate the condensed consolidating financial statements of guarantors for the periods ended March 31, 2011 and June 30, 2011 through the filing of a Form 10-Q for the periods ended March 31, 2012 and June 30, 2012.

Ralcorp completed the spin-off of the Post brand cereals business (formerly the Branded Cereal Products segment) on February 3, 2012. The condensed consolidated financial statements and related disclosures in Item 1 and Management’s Discussion and Analysis of Financial Condition and Results in Item 2 have been recast to reflect the Post brand cereal business as discontinued operations in the accompanying financial statements, and unless otherwise specified, disclosures in this report relate solely to our continuing operations. See Note 4 to our condensed consolidated financial statements in Item 1 for further information.

Although this Form 10-Q/A supersedes the Original Filing in its entirety, this Form 10-Q/A only amends and restates Items 1, 2 and 4 of Part I, solely as a result of, and to reflect, the restatements and recasting of discontinued operations, and no other information in the Original Filing is amended hereby. While the foregoing items have been updated, this amended report does not reflect any other events occurring after the Original Filing. In addition, currently dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, are attached to this Form 10-Q/A as Exhibits 31.1, 31.2, and 32, respectively.

RALCORP HOLDINGS, INC.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

RALCORP HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

(Dollars in millions except per share data)

	Three Months Ended
	December 31,
	2011	2010
Net Sales	$1,166.5	$951.7
Cost of goods sold	(928.2)	(743.5)

Gross Profit	238.3	208.2
Selling, general and administrative expenses	(111.1)	(95.0)
Amortization of intangible assets	(20.8)	(16.3)
Other operating expenses, net	(3.4)	(3.0)

Operating Profit	103.0	93.9
Interest expense, net	(34.4)	(35.7)

Earnings from Continuing Operations before Income Taxes	68.6	58.2
Income taxes	(24.4)	(20.9)

Net Earnings from Continuing Operations	44.2	37.3
Earnings from discontinued operations, net of tax	21.1	34.0

Net Earnings	$65.3	$71.3

Basic Earnings per Share
Earnings from continuing operations	$.80	$.68
Earnings from discontinued operations	.38	.62

Net earnings	$1.18	$1.30

Diluted Earnings per Share
Earnings from continuing operations	$.79	$.67
Earnings from discontinued operations	.37	.61

Net earnings	$1.16	$1.28

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

See accompanying Notes to Condensed Consolidated Financial Statements.

RALCORP HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in millions)

	December 31,	September 30,
	2011	2011
	(Restated)	(Restated)
Assets
Current Assets
Cash and cash equivalents	$61.4	$50.0
Marketable securities	1.0	8.2
Receivables, net	352.0	349.6
Inventories	452.8	424.1
Deferred income taxes	15.7	15.7
Prepaid expenses and other current assets	20.7	11.8
Current assets of discontinued operations	138.2	135.3

Total Current Assets	1,041.8	994.7

Property, Net	847.1	783.2
Goodwill	1,391.0	1,160.9
Other Intangible Assets, Net	1,012.0	767.9
Other Assets	38.4	35.8
Noncurrent Assets of Discontinued Operations	2,533.3	2,536.7

Total Assets	$6,863.6	$6,279.2

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$287.9	$284.4
Notes payable to banks	610.0	105.0
Current portion of long-term debt	106.3	30.7
Other current liabilities	205.4	192.1
Current liabilities of discontinued operations	62.3	59.7

Total Current Liabilities	1,271.9	671.9

Long-term Debt	2,083.6	2,172.5
Deferred Income Taxes	265.7	281.0
Other Liabilities	140.4	129.1
Noncurrent Liabilities of Discontinued Operations	461.8	459.5

Total Liabilities	4,223.4	3,714.0

Commitments and Contingencies

Shareholders’ Equity
Common stock	.6	.6
Additional paid-in capital	1,959.9	1,957.3
Common stock in treasury, at cost	(338.5)	(338.9)
Retained earnings	1,092.2	1,026.9
Accumulated other comprehensive loss	(74.0)	(80.7)

Total Shareholders’ Equity	2,640.2	2,565.2

Total Liabilities and Shareholders’ Equity	$6,863.6	$6,279.2

See accompanying Notes to Condensed Consolidated Financial Statements.

RALCORP HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in millions)

	Three Months Ended
	December 31,
	2011	2010
Cash Flows from Operating Activities
Net earnings	$65.3	$71.3
Earnings from discontinued operations	21.1	34.0

Earnings from continuing operations	44.2	37.3
Adjustments to reconcile net earnings to net cash flow provided by operating activities:
Depreciation and amortization	49.4	42.2
Stock-based compensation expense	3.1	3.4
Deferred income taxes	(15.9)	5.5
Other, net	8.0	51.5

Net Cash Provided by Operating Activities—Continuing Operations	88.8	139.9
Net Cash Provided by Operating Activities—Discontinued Operations	35.5	37.8

Net Cash Provided by Operating Activities	124.3	177.7

Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	(570.3)	—
Additions to property and intangible assets	(29.4)	(17.8)
Purchase of securities	—	(10.0)
Proceeds from sale or maturity of securities	7.2	10.0

Net Cash Used by Investing Activities—Continuing Operations	(592.5)	(17.8)
Net Cash Used by Investing Activities—Discontinued Operations	(9.0)	(3.3)

Net Cash Used by Investing Activities	(601.5)	(21.1)

Cash Flows from Financing Activities
Repayments of long-term debt	(25.7)	(42.2)
Net borrowings (repayments) under credit arrangements	515.0	(79.3)
Purchases of treasury stock	(.6)	(.6)
Proceeds and tax benefits from exercise of stock awards	.8	2.3
Changes in book cash overdrafts	(1.4)	(41.5)
Other, net	—	(.1)

Net Cash Provided (Used) by Financing Activities—Continuing Operations	488.1	(161.4)
Net Cash Provided by Financing Activities—Discontinued Operations	—	—

Net Cash Provided (Used) by Financing Activities	488.1	(161.4)

Effect of Exchange Rate Changes on Cash	.5	.4

Net Increase (Decrease) in Cash and Cash Equivalents	11.4	(4.4)
Cash and Cash Equivalents, Beginning of Period	50.0	29.3

Cash and Cash Equivalents, End of Period	$61.4	$24.9

See accompanying Notes to Condensed Consolidated Financial Statements.

RALCORP HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions except per share data)

NOTE 1 – PRESENTATION OF CONDENSED FINANCIAL STATEMENTS

The accompanying unaudited historical financial statements of Ralcorp Holdings, Inc. (“Ralcorp” or the “Company”) have been prepared in accordance with the instructions for Form 10-Q/A and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These interim financial statements reflect all adjustments which are, in the opinion of management, necessary to fairly state the results for the periods presented. All such adjustments are of a normal recurring nature. Certain amounts for prior periods have been reclassified to conform to the current period’s presentation. Operating results for the periods presented are not necessarily indicative of the results for the full year. These statements should be read in conjunction with the financial statements and notes included in the Company’s Annual Report on Form 10-K/A for the year ended September 30, 2011, filed on September 12, 2012. The significant accounting policies for the accompanying financial statements are the same as disclosed in Note 1 in that Annual Report.

Effective February 3, 2012, Ralcorp completed the spin-off of the Post cereals business (formerly, the Branded Cereal Products segment), which is reported as discontinued operations in the accompanying financial statements. All amounts related to discontinued operations are excluded from the notes to condensed consolidated financial statement unless otherwise indicated. See Note 4 for additional information about discontinued operations.

The segment previously referred to as Other Cereal Products, which includes private-brand and value-brand ready-to-eat cereals and the Bloomfield Bakers products (which includes nutritional bars and natural and organic specialty cookies, crackers and cereals), has been renamed the Cereal Products segment.

NOTE 2 – RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” This update establishes common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles (“GAAP”) and International Financial Reporting Standards (“IFRS”). The amendments in this update are effective during interim and annual periods beginning after December 15, 2011 (i.e., Ralcorp’s financial statements for the quarter ending March 31, 2012). The adoption of this update is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

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

NOTE 3 – RESTATEMENTS

In the fourth quarter of fiscal 2011 the Company recorded non-cash impairment charges totaling $471.4 related to intangible assets in the Branded Cereal Products segment (included in discontinued operations). These charges consisted of a goodwill impairment of $364.8 and trademark impairment charges of $106.6 (primarily related to the Honey Bunches of Oats, Post Selects, and Post trademarks). In May of 2012, the Company determined that the goodwill impairment calculation performed in the fourth quarter of fiscal 2011 resulting in the $364.8 non-cash impairment charge excluded certain deferred taxes when determining the fair value of the net assets of the former Branded Cereal Products segment. The exclusion of certain deferred taxes from the impairment computation resulted in the fourth quarter impairment charge being understated by $54.0. The impairment charge is not deductible for tax purposes and therefore, it does not impact income tax expense. The Company has restated its consolidated financial statements as of and for the year ended September 30, 2011 and condensed consolidated financial statements as of December 31, 2011 to reflect an additional non-cash goodwill impairment charge of $54.0 and corresponding reduction in goodwill for its former Branded Cereal Products segment. The effects of the restatement adjustment on the December 31, 2011 and September 30, 2011 consolidated balance sheets as previously reported and the impact of recasting the restated amounts for discontinued operations are listed in the following tables.

	December 31, 2011
	Previously Reported	Restatement Adjustment	Corrected	Recast Adjustment	Currently Reported
Consolidated Balance Sheet
Goodwill	$2,820.4	$(54.0)	$2,766.4	$(1,375.4)	$1,391.0
Total assets	6,917.6	(54.0)	6,863.6	—	6,863.6
Retained earnings	1,146.2	(54.0)	1,092.2	—	1,092.2
Total shareholders’ equity	2,694.2	(54.0)	2,640.2	—	2,640.2
Total liabilities and stockholders’ equity	6,917.6	(54.0)	6,863.6	—	6,863.6

	September 30, 2011
	Previously	Restatement		Recast	Currently
	Reported	Adjustment	Corrected	Adjustment	Reported
Consolidated Balance Sheet
Goodwill	$2,590.1	$(54.0)	$2,536.1	$(1,375.2)	$1,160.9
Total assets	6,333.2	(54.0)	6,279.2	—	6,279.2
Retained earnings	1,080.9	(54.0)	1,026.9	—	1,026.9
Total shareholders’ equity	2,619.2	(54.0)	2,565.2	—	2,565.2
Total liability and shareholders’ equity	6,333.2	(54.0)	6,279.2	—	6,279.2

In connection with the preparation of the restated financial statements, the Company identified additional errors in the footnotes to the financial statements related to the condensed financial statements of guarantors included in Note 17 of the originally filed December 31, 2011 and 2010 Quarterly Reports on Form 10-Q. These errors do not impact the Company’s consolidated balances and amounts. See Note 19 for additional information on the impact of these errors and the restatement of the condensed consolidating financial statements of guarantors.

NOTE 4 – DISCONTINUED OPERATIONS

On February 3, 2012, the Company separated its Post cereals business (formerly, the Branded Cereal Products segment) into a new, publicly traded company (“Spin-Off”) called Post Holdings, Inc. (“Post”). The Spin-Off was completed by a pro rata distribution of approximately 80.3% of the outstanding shares of Post common stock to holders of Ralcorp common stock, with the Company retaining approximately 19.7% of the Post common stock outstanding at February 3, 2012. Each Ralcorp shareholder received one share of Post common stock for every two shares of Ralcorp common stock held on January 30, 2012, the record date for the distribution. For U.S. federal income tax purposes, the distribution of shares of Post common stock in the Spin-Off is tax-free to Ralcorp and its shareholders, except with respect to cash received by Ralcorp shareholders in lieu of a fractional share, and the Company received a ruling from the Internal Revenue Service regarding the tax-free nature of the Spin-Off. Ralcorp received a total of $900 in cash in the Spin-Off transactions.

The Company’s investment does not provide the Company the ability to influence the operating or financial policies of Post and accordingly does not constitute significant continuing involvement. Furthermore, while the Company is a party to a separation agreement and various other agreements relating to the separation, including a transition services agreement (“TSA”), a tax matters agreement, an employee matters agreement and certain other commercial agreements, the Company has determined that the continuing cash flows generated by these agreements, which are expected to be eliminated within two years, and its investment in Post common stock do not constitute significant continuing involvement in the operations of Post. Accordingly, the net assets, operating results, and cash flows of Ralcorp’s Post cereals business are presented separately as discontinued operations.

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

The results of the Post cereals business included in discontinued operations for the three months ended December 31, 2011 and 2010 are summarized in the following table. Post separation costs are primarily professional services fees directly related to the Spin-Off transactions.

	Three Months Ended
	December 31,
	2011	2010
Net sales	$214.4	$221.6
Post separation costs	(2.7)	—
Operating profit	32.7	53.2
Earnings before income taxes	32.7	53.2
Income taxes	(11.6)	(19.2)
Earnings from discontinued operations, net of income taxes	21.1	34.0

Ralcorp continues to purchase and sell certain products from or to Post. The amounts of the intercompany revenues and costs associated with such activities before the Spin-Off were as follows:

	Three Months Ended December 31,
	2011	2010
Intercompany net sales	$.7	$—
Intercompany costs and expenses	(4.8)	(1.9)

At December 31, 2011 and September 30, 2011, the major components of assets and liabilities of discontinued operations were as follows:

	December 31,	September 30,
	2011	2011
Current Assets
Receivables, net	$52.9	$60.8
Inventories	79.3	66.6
Deferred income taxes	3.9	3.9
Prepaid expenses and other current assets, net	2.1	4.0

Total Current Assets	138.2	135.3
Property, net	411.0	412.1
Goodwill (Restated)	1,375.4	1,375.2
Other Intangibles Assets, Net	745.5	748.6
Other Assets	1.4	.8

Total Assets	$2,671.5	$2,672.0

Current Liabilities
Accounts payable	$30.7	$28.8
Other current liabilities	31.6	30.9

Total Current Liabilities	62.3	59.7
Deferred Income Taxes	354.6	354.6
Other Liabilities	107.2	104.9

Total Liabilities	$524.1	$519.2

NOTE 5 – BUSINESS COMBINATIONS

On October 3, 2011, Ralcorp completed the acquisition of the North American private-brand refrigerated dough business of Sara Lee Corporation. The refrigerated dough business is a leading manufacturer and distributor of a full range of private-brand refrigerated dough products in the U.S. To fund the transaction, Ralcorp entered into a credit agreement consisting of a $550 term loan (see Note 15) that was repaid with a portion of the proceeds generated in connection with the separation of its Post cereal business (see Note 20). The refrigerated dough business, included in the Frozen Bakery Products segment, employs approximately 700 people and has manufacturing and distribution facilities in Carrollton, Texas and Forest Park, Georgia. The assigned goodwill is deductible for tax purposes. The purchase price allocation included $259.6 of customer relationships, trademarks, and other intangibles subject to amortization over a weighted average amortization period of approximately 15 years. Net sales and operating profit included in the statement of earnings related to this acquisition were $101.0 and $15.2, respectively, for the three months ended December 31, 2011.

On December 28, 2011, Ralcorp completed the acquisition of Pastificio Annoni S.p.A. (“Annoni”), a pasta manufacturer located in Bergamo, Italy. Annoni will operate as a part of the Pasta segment. The assigned goodwill is not deductible for tax purposes. Net sales and operating profit included in the statement of earnings related to this acquisition for the three months ended December 31, 2011 were insignificant.

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

	Refrigerated
	Dough	Annoni
Cash	$.9	$.9
Receivables	14.7	8.0
Inventories	23.1	.7
Other current assets	.1	—
Property	62.6	3.6
Goodwill	216.6	10.7
Other intangible assets	259.6	—

Total assets acquired	577.6	23.9

Accounts payable	(14.1)	(3.0)
Other current liabilities	(8.8)	(1.1)
Other liabilities	(3.2)	(3.0)

Total liabilities assumed	(26.1)	(7.1)

Net assets acquired	$551.5	$16.8

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

	Three Months Ended
	December 31,
	2011	2010
Net sales	$1,171.1	$1,051.0
Net earnings from continuing operations	44.6	43.0
Basic earnings per share from continuing operations	.81	.78
Diluted earnings per share from continuing operations	.79	.77

NOTE 6 – PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company sponsors qualified and supplemental noncontributory defined benefit pension plans and other postretirement benefit plans for certain of its employees. The following table provides the components of net periodic benefit cost for the plans.

	Three Months Ended
	December 31,
	2011	2010
Pension Benefits
Service cost	$.7	$.5
Interest cost	2.9	2.8
Expected return on plan assets	(4.7)	(4.3)
Amortization of net loss	1.4	1.1

Net periodic benefit cost	$.3	$.1

Other Postretirement Benefits
Service cost	$—	$—
Interest cost	.5	.4
Expected return on plan assets	—	—
Amortization of net loss	.1	—

Net periodic benefit cost	$.6	$.4

NOTE 7 – EARNINGS PER SHARE

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

The following schedule shows stock appreciation rights (“SARs”) which were outstanding and could potentially dilute basic earnings per share in the future but which were not included in the computation of diluted earnings per share for the three months ended December 31, 2010 because to do so would have been antidilutive (in thousands). There were no such amounts for the three months ended December 31, 2011.

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

The Post cereals business participated in Ralcorp’s hedging program before the Spin-Off (see Note 4). The fair value of the derivative instruments has not been reflected as assets or liabilities of discontinued operations as of December 31, 2011 and September 30, 2011 because Post was not legally a party to the underlying derivative instruments and because there are no significant instruments that were allocable only to Post. As of December 31, 2011 and September 30, 2011, the amount of Ralcorp’s net derivative liability that was related to Post was approximately $.4 and $10, respectively. The derivative effects of hedging allocated to Post (and included in earnings from discontinued operations on the statements of operations) for the three month period ended December 31, 2011 and 2010 were a loss of $2.1 and gain of $1.0, respectively. Amounts related to Post are included in the amounts disclosed in the rest of this note. As of the Spin-Off date, Post no longer participated in the Ralcorp derivative instrument program and no net derivative liability or asset was outstanding.

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

	Dec. 31, 2011	Sept. 30, 2011
Raw materials (thousands of pounds)	124,900	1,395,470
Natural gas (thousands of MMBTUs)	1,990	3,885
Other fuel (thousands of gallons)	10,627	12,966
Currency (thousands of dollars)	59,000	83,250

The following table shows the fair value and balance sheet location of the Company’s derivative instruments as of December 31, 2011 and September 30, 2011, all of which were designated as hedging instruments under ASC Topic 815 except $12.8 of commodity contracts in a net liability position as of December 31, 2011.

	Fair Value
	Dec. 31 2011	Sept. 30, 2011	Balance Sheet Location
Liability Derivatives
Commodity contracts	$25.5	$49.0	Other current liabilities
Foreign exchange contracts	2.3	4.1	Other liabilities

	$27.8	$53.1

Asset Derivatives
Commodity contracts	$.9	$.3	Prepaid expenses and other current assets
Foreign exchange contracts	1.4	—	Prepaid expenses and other current assets

	$2.3	$.3

The following tables illustrate the effect of the Company’s derivative instruments on the statements of earnings and other comprehensive income (OCI) for the three months ended December 31, 2011 and 2010.

Derivatives in ASC Topic 815 Cash Flow	Amount of Gain (Loss) Recognized in OCI [Effective Portion]		Gain (Loss) Reclassified from Accumulated OCI into Earnings [Effective Portion]		Gain (Loss) Recognized in Earnings [Ineffective Portion and Amount Excluded from Effectiveness Testing]
Hedging Relationships	2011	2010	2011	2010	2011	2010	Location in Earnings
Commodity contracts	$(.2)	$19.2	$1.9	$.3	$.4	$(.1)	Cost of goods sold
Foreign exchange contracts	2.4	1.8	(.7)	.7	—	—	SG&A expenses
Interest rate contracts	—	—	(.4)	(.4)	—	—	Interest expense, net

	$2.2	$21.0	$.8	$.6	$.4	$(.1)

Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Earnings		Location of Gain (Loss)
Under ASC Topic 815	2011	2010	Recognized in Earnings
Commodity contracts	$(5.8)	$4.8	Cost of goods sold

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

NOTE 9 – FAIR VALUE MEASUREMENTS

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis and the basis for that measurement according to the levels in the fair value hierarchy in ASC Topic 820:

	December 31, 2011			September 30, 2011
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Marketable securities	$1.0	$1.0	$—	$8.2	$8.2	$—
Derivative assets	2.3	—	2.3	.3	—	.3
Deferred compensation investment	25.9	25.9	—	22.9	22.9	—

	$29.2	$26.9	$2.3	$31.4	$31.1	$.3

Liabilities
Derivative liabilities	$27.8	$—	$27.8	$53.1	$—	$53.1
Deferred compensation liabilities	40.4	—	40.4	36.5	—	36.5

	$68.2	$—	$68.2	$89.6	$—	$89.6

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

The carrying amounts reported on the consolidated balance sheets for cash and cash equivalents, receivables, and accounts and notes payable approximate fair value because of the short maturities of these financial instruments. The carrying amount of the Company’s variable rate long-term debt (see Note 16) approximates fair value because the interest rates are adjusted to market frequently. Based on the discounted amount of future cash flows, using Ralcorp’s incremental rate of borrowing for similar debt, the Company’s fixed rate debt (which had a carrying amount of $1,940.9 as of December 31, 2011 and $1,951.6 as of September 30, 2011) had an estimated fair value of $2,204.6 as of December 31, 2011 and $2,070.1 as of September 30, 2011.

NOTE 10 – INVENTORIES

The reported value of inventories consisted of:

	December 31, 2011	September 30, 2011
Raw materials and supplies	$201.7	$184.7
Finished products	251.1	239.4

Total Inventories	$452.8	$424.1

NOTE 11 – PROPERTY, NET

The reported value of property, net, consisted of:

	December 31, 2011	September 30, 2011
Property at cost	$1,516.4	$1,424.3
Accumulated depreciation	(669.3)	(641.1)

Property, Net	$847.1	$783.2

NOTE 12 – GOODWILL

The changes in the carrying amount of goodwill by reportable segment (see Note 18) were as follows:

	Cereal Products	Snacks, Sauces & Spreads	Frozen Bakery Products	Pasta	Total
Balance, September 30, 2011
Goodwill (gross)	$47.2	$292.8	$366.3	$534.1	$1,240.4
Accumulated impairment losses	—	(79.5)	—	—	(79.5)

Goodwill (net)	$47.2	$213.3	$366.3	$534.1	$1,160.9
Goodwill acquired	—	—	216.6	10.7	227.3
Currency translation adjustment	—	1.2	1.6	—	2.8

Balance, December 31, 2011
Goodwill (gross)	$47.2	$294.0	$584.5	$544.8	$1,470.5
Accumulated impairment losses	—	(79.5)	—	—	(79.5)

Goodwill (net)	$47.2	$214.5	$584.5	$544.8	$1,391.0

NOTE 13 – OTHER INTANGIBLE ASSETS, NET

The reported value of other intangible assets, net, consisted of:

	Dec. 31, 2011	Sept. 30, 2011
Subject to amortization:
Computer software	$79.1	$75.3
Customer relationships	895.2	683.0
Trademarks/brands	36.0	35.5
Other	61.9	13.1

	1,072.2	806.9
Accumulated amortization	(241.0)	(219.8)

	$831.2	$587.1
Not subject to amortization:
Trademarks/brands	180.8	180.8

	$1,012.0	$767.9

Amortization expense related to intangible assets was:

	Three Months Ended December 31,
	2011	2010
Computer software	$2.1	$1.8
Customer relationships	17.6	13.4
Trademarks/brands	.6	.6
Other	.5	.5

	$20.8	$16.3

For the intangible assets recorded as of December 31, 2011, total amortization expense of $84.2, $75.8, $71.2, $66.3, and $61.3 is scheduled for fiscal 2012, 2013, 2014, 2015, and 2016, respectively.

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

NOTE 15 – SHORT-TERM FINANCING ARRANGEMENTS

The Company has an agreement to sell, on an ongoing basis, all of the trade accounts receivable of certain of its subsidiaries to a wholly owned, bankruptcy-remote subsidiary named Ralcorp Receivables Corporation (“RRC”). As of December 31, 2011, the accounts receivable of the American Italian Pasta Company, Bloomfield Bakers, Medallion Foods, and foreign subsidiaries had not been incorporated into the agreement and were not being sold to RRC. RRC can in turn sell up to $110.0 of ownership interests in qualifying receivables to bank commercial paper conduits. Ralcorp continues to service the receivables (with no significant servicing assets or liabilities) and remits collections to RRC, who remits the appropriate portion to the conduits as part of a monthly net settlement including the sale of an additional month of receivables. Interest incurred on the funding received from the conduits totaled $.3 in the three months ended December 31, 2011 and in the three months ended December 31, 2010.

In December 2010, the Company entered into uncommitted credit arrangements with banks totaling $150.0. The arrangements expired in December 2011.

On October 3, 2011, the Company entered into a credit agreement (“2011 Credit Agreement”) consisting of a $550 term loan. Borrowings under the agreement incur interest at the Company's choice of either (1) LIBOR plus the applicable margin rate (currently 1.50%) or (2) the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate, (c) the “Adjusted LIBOR Rate” plus 1%. Such borrowings are unsecured and mature on October 2, 2012. The covenants include requirements that “EBIT” be at least three times “Consolidated Interest Expense” and that “Total Debt” not exceed 3.75 times “Adjusted EBITDA” (each term as defined in the agreement).

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

NOTE 16 – LONG-TERM DEBT

The reported value of long-term debt consisted of:

	December 31, 2011		September 30, 2011
	Balance	Rate	Balance	Rate
Fixed Rate Senior Notes, Series C	$50.0	5.43%	$50.0	5.43%
Fixed Rate Senior Notes, Series D	21.4	4.76%	32.1	4.76%
Fixed Rate Senior Notes, Series E	100.0	5.57%	100.0	5.57%
Fixed Rate Senior Notes, Series F	75.0	5.43%	75.0	5.43%
Fixed Rate Senior Notes, Series I-1	75.0	5.56%	75.0	5.56%
Fixed Rate Senior Notes, Series I-2	25.0	5.58%	25.0	5.58%
Fixed Rate Senior Notes, Series J	100.0	5.93%	100.0	5.93%
Fixed Rate Senior Notes maturing 2018	577.5	7.29%	577.5	7.29%
Floating Rate Senior Notes maturing 2018	20.0	3.00%	20.0	2.80%
Fixed Rate Senior Notes maturing 2020	67.0	7.39%	67.0	7.39%
4.95% Senior Notes maturing 2020	300.0	4.95%	300.0	4.95%
Fixed Rate Senior Notes maturing 2039	450.0	6.63%	450.0	6.63%
Fixed Rate Senior Notes, Series 2009A	50.0	7.45%	50.0	7.45%
Fixed Rate Senior Notes, Series 2009B	50.0	7.60%	50.0	7.60%
2010 Revolving Credit Agreement	30.0	2.62%	19.9	2.62%
2010 Term Loan	175.0	2.75%	190.0	2.75%
Other	3.0	Various	—	Various

	2,168.9		2,181.5
Plus: Unamortized premium (discount), net	3.1		3.1
Plus: Unamortized adjustment related to interest rate fair value hedge	17.9		18.6
Less: Current portion	(106.3)		(30.7)

	$2,083.6		$2,172.5

NOTE 17 – SHAREHOLDERS’ EQUITY

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

Accumulated other comprehensive loss decreased $24.0 during the three months ended December 31, 2010 as a result of a $10.3 positive change in the foreign currency translation adjustment and a $20.4 net gain from cash flow hedging activities, offset by $6.7 of related income taxes.

NOTE 18 – SEGMENT INFORMATION

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

	Three Months Ended
	December 31,
	2011	2010
Net sales
Cereal Products	$226.2	$204.7
Snacks, Sauces & Spreads	473.6	417.4
Frozen Bakery Products	308.0	193.7
Pasta	158.7	135.9

Total	$1,166.5	$951.7

Segment operating profit
Cereal Products	$28.8	$22.5
Snacks, Sauces & Spreads	41.1	37.4
Frozen Bakery Products	33.9	23.0
Pasta	26.7	28.2

Total segment operating profit	130.5	111.1
Interest expense, net	(34.4)	(35.7)
Adjustments for economic hedges	(5.2)	3.9
Merger and integration costs	(5.6)	(.2)
Accelerated amortization of intangible assets	(1.3)	(1.3)
Provision for legal settlement	—	(2.5)
Amounts related to plant closures	(.1)	(.2)
Stock-based compensation expense	(3.1)	(3.4)
Systems upgrade and conversion costs	(1.6)	(2.4)
Other unallocated corporate expenses	(10.6)	(11.1)

Earnings before income taxes and equity earnings	$68.6	$58.2

Depreciation and amortization
Cereal Products	$5.3	$5.5
Snacks, Sauces & Spreads	10.6	10.3
Frozen Bakery Products	16.9	10.0
Pasta	12.7	13.2
Corporate	3.9	3.2

Total	$49.4	$42.2

	December 31,	September 30,
	2011	2011
Assets, end of period
Cereal Products	$279.4	$263.4
Snacks, Sauces & Spreads	799.7	799.0
Frozen Bakery Products	1,282.1	712.9
Pasta	1,484.1	1,463.0

Total	3,845.3	3,238.3
Cash and cash equivalents	61.4	50.0
Other unallocated corporate assets	285.4	318.9
Assets of discontinued operations	2,671.5	2,672.0

Total	$6,863.6	$6,279.2

NOTE 19 – CONDENSED FINANCIAL STATEMENTS OF GUARANTORS (RESTATED)

In August 2009 and July 2010, the Company issued a total of $750.0 of Senior Notes which are publicly tradable. The notes are fully and unconditionally guaranteed on a joint and several basis by most of Ralcorp’s domestic subsidiaries (“Guarantor Subsidiaries”), each of which is wholly owned, directly or indirectly, by Ralcorp Holdings, Inc. (“Parent Company”). The guarantees are subject to release in limited circumstances (only upon the occurrence of certain customary conditions). In addition, such securities are collateralized by 65% of the stock of Ralcorp’s indirectly wholly owned foreign operating subsidiaries. The notes are not guaranteed by the foreign subsidiaries and a few of Ralcorp’s wholly owned domestic subsidiaries (“Non-Guarantor Subsidiaries”).

In May of 2012, the Company identified errors in the previously issued condensed financial statements of guarantors included in the Quarterly Report on Form 10-Q for the quarter ended December 31, 2011. The Company has restated its condensed financial statements of guarantors as of December 31, 2011 and September 30, 2011, and for the quarters ended December 31, 2011 and 2010. The effect of the restatement adjustments on the condensed financial statements of guarantors as previously reported for these periods is disclosed in the following tables (which do not reflect recasting for discontinued operations). These errors are described in the legend following the tables.

Condensed Consolidating Statements of Earnings

	Three Months Ended December 31, 2011
	Parent Company		Guarantor Subsidiaries		Non-Guarantor Subsidiaries		Eliminations		Consolidated
	Previously		Previously		Previously		Previously		Previously
	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated

Other intercompany revenues[4]	$.5	$.5	$3.0	$3.0	$13.5	$17.0	$(17.0)	$(20.5)	$—	$—
Cost of goods sold[2]	(109.4)	(107.8)	(898.2)	(899.8)	(81.7)	(81.7)	44.7	44.7	(1,044.6)	(1,044.6)
Gross Profit	32.6	34.2	287.3	285.7	33.4	36.9	(17.0)	(20.5)	336.3	336.3
Selling, general and administrative expenses[2,4]	(37.7)	(37.6)	(135.2)	(138.8)	(17.3)	(17.3)	17.0	20.5	(173.2)	(173.2)
Amortization of intangible assets[2]	(2.9)	(1.6)	(19.6)	(20.9)	(1.5)	(1.5)	—	—	(24.0)	(24.0)
Other operating expenses, net[2]	(2.8)	(2.7)	(.5)	(.6)	(.1)	(.1)	—	—	(3.4)	(3.4)
Operating (Loss) Profit	(10.8)	(7.7)	132.0	125.4	14.5	18.0	—	—	135.7	135.7
(Loss) Earnings before Income Taxes and Equity Earnings	(44.9)	(41.8)	132.4	125.8	13.8	17.3	—	—	101.3	101.3
Income taxes[2,3,4]	(15.9)	14.8	(15.2)	(44.7)	(4.9)	(6.1)	—	—	(36.0)	(36.0)
(Loss) Earnings before Equity Earnings	(60.8)	(27.0)	117.2	81.1	8.9	11.2	—	—	65.3	65.3
Equity in earnings of subsidiaries[2,3]	126.1	92.3	5.8	5.8	—	—	(131.9)	(98.1)	—	—
Net Earnings	65.3	65.3	123.0	86.9	8.9	11.2	(131.9)	(98.1)	65.3	65.3

	Three Months Ended December 31, 2010
	Parent Company		Guarantor Subsidiaries		Non-Guarantor Subsidiaries		Eliminations		Consolidated
	Previously		Previously		Previously		Previously		Previously
	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated

Other intercompany revenues[4]	$.5	$.5	$2.7	$2.7	$12.3	$16.1	$(15.5)	$(19.3)	$—	$—
Gross Profit	39.0	39.0	266.7	266.7	27.8	31.6	(15.5)	(19.3)	318.0	318.0
Selling, general and administrative expenses[4]	(31.5)	(31.5)	(113.4)	(117.2)	(18.1)	(18.1)	15.5	19.3	(147.5)	(147.5)
Operating Profit	5.8	5.8	133.2	129.4	8.1	11.9	—	—	147.1	147.1
(Loss) Earnings before Income Taxes and Equity Earnings	(30.3)	(30.3)	133.4	129.6	8.3	12.1	—	—	111.4	111.4
Income taxes[4]	10.9	10.9	(47.9)	(46.5)	(3.1)	(4.5)	—	—	(40.1)	(40.1)
(Loss) Earnings before Equity Earnings	(19.4)	(19.4)	85.5	83.1	5.2	7.6	—	—	71.3	71.3
Net Earnings	71.3	71.3	87.1	84.7	5.2	7.6	(92.3)	(92.3)	71.3	71.3

Condensed Consolidating Balance Sheets

	December 31, 2011
	Parent Company		Guarantor Subsidiaries		Non-Guarantor Subsidiaries		Eliminations		Consolidated
	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated

Receivables, net[2,3,4]	$41.1	$3.9	$108.8	$131.1	$259.0	$275.7	$(4.0)	$(5.8)	$404.9	$404.9
Total Current Assets	140.7	103.5	558.3	580.6	346.8	363.5	(4.0)	(5.8)	1,041.8	1,041.8
Intercompany Notes and Interest[3,4]	—	—	88.9	100.5	106.6	115.0	(195.5)	(215.5)	—	—
Investment in Subsidiaries[1,2,3,4]	5,530.4	5,551.2	299.6	289.8	—	—	(5,830.0)	(5,841.0)	—	—
Deferred Income Taxes[2]	141.0	85.4	—	—	—	—	(141.0)	(85.4)	—	—
Goodwill[1]	—	—	2,707.5	2,653.5	112.9	112.9	—	—	2,820.4	2,766.4
Other Assets[3]	11.0	38.3	28.6	1.3	.2	.2	—	—	39.8	39.8
Total Assets	5,922.2	5,877.5	6,367.8	6,310.6	798.1	823.2	(6,170.5)	(6,147.7)	6,917.6	6,863.6
Accounts payable[3]	71.3	71.3	215.0	216.8	36.3	36.3	(4.0)	(5.8)	318.6	318.6
Other current liabilities[2]	128.1	129.1	82.7	89.1	26.2	18.8	—	—	237.0	237.0
Total Current Liabilities	855.2	856.2	297.7	305.9	123.0	115.6	(4.0)	(5.8)	1,271.9	1,271.9
Intercompany Notes and Interest[3,4]	91.5	99.9	15.1	15.1	88.9	100.5	(195.5)	(215.5)	—	—
Long-term Debt[2]	2,081.2	2,081.1	(.1)	—	2.5	2.5	—	—	2,083.6	2,083.6
Deferred Income Taxes[2]	—	—	750.2	694.6	11.1	11.1	(141.0)	(85.4)	620.3	620.3
Total Liabilities	3,228.0	3,237.3	1,070.5	1,023.2	265.4	269.6	(340.5)	(306.7)	4,223.4	4,223.4
Other shareholders’ equity[1,2,3,4]	2,693.6	2,639.6	5,297.3	5,287.4	532.7	553.6	(5,830.0)	(5,841.0)	2,693.6	2,639.6
Total Shareholders’ Equity	2,694.2	2,640.2	5,297.3	5,287.4	532.7	553.6	(5,830.0)	(5,841.0)	2,694.2	2,640.2
Total Liabilities and Shareholders’ Equity	5,922.2	5,877.5	6,367.8	6,310.6	798.1	823.2	(6,170.5)	(6,147.7)	6,917.6	6,863.6

	September 30, 2011
	Parent Company		Guarantor Subsidiaries		Non-Guarantor Subsidiaries		Eliminations		Consolidated
	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated

Receivables, net[2,3,4]	$57.5	$55.7	$70.0	$49.4	$284.7	$310.8	$(1.8)	$(5.5)	$410.4	$410.4
Total Current Assets	151.2	149.4	480.4	459.8	368.2	394.3	(5.1)	(8.8)	994.7	994.7
Intercompany Notes and Interest[4]	—	—	88.8	88.8	130.7	106.8	(219.5)	(195.6)	—	—
Investment in Subsidiaries[1,2,3,4]	4,921.9	4,873.5	267.7	271.4	—	—	(5,189.6)	(5,144.9)	—	—
Deferred Income Taxes[2]	141.0	85.4	—	—	—	—	(141.0)	(85.4)	—	—
Goodwill[1]	—	—	2,491.0	2,437.0	99.1	99.1	—	—	2,590.1	2,536.1
Other Assets[3]	11.5	35.3	24.9	1.1	.2	.2	—	—	36.6	36.6
Total Assets	5,326.5	5,244.5	5,735.7	5,641.0	826.2	828.4	(5,555.2)	(5,434.7)	6,333.2	6,279.2
Accounts payable[2]	74.7	74.7	201.8	205.5	41.8	41.8	(5.1)	(8.8)	313.2	313.2
Other current liabilities[2]	120.2	116.1	84.5	88.6	18.3	18.3	—	—	223.0	223.0
Total Current Liabilities	225.6	221.5	286.3	294.1	165.1	165.1	(5.1)	(8.8)	671.9	671.9
Intercompany Notes and Interest[4]	115.6	91.7	15.1	15.1	88.8	88.8	(219.5)	(195.6)	—	—
Deferred Income Taxes[2]	—	—	765.5	709.9	11.1	11.1	(141.0)	(85.4)	635.6	635.6
Total Liabilities	2,707.3	2,679.3	1,070.1	1,022.3	302.2	302.2	(365.6)	(289.8)	3,714.0	3,714.0
Other shareholders’ equity[1,2,3,4]	2,618.6	2,564.6	4,665.6	4,618.7	524.0	526.2	(5,189.6)	(5,144.9)	2,618.6	2,564.6
Total Shareholders’ Equity	2,619.2	2,565.2	4,665.6	4,618.7	524.0	526.2	(5,189.6)	(5,144.9)	2,619.2	2,565.2
Total Liabilities and Shareholders’ Equity	5,326.5	5,244.5	5,735.7	5,641.0	826.2	828.4	(5,555.2)	(5,434.7)	6,333.2	6,279.2

Condensed Consolidating Statements of Cash Flows

	Three Months Ended December 31, 2011
	Parent Company		Guarantor Subsidiaries		Non-Guarantor Subsidiaries		Eliminations		Consolidated
	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated
Net Cash Provided by Operating Activities[2,3,4,5]	$64.6	$51.3	$(38.7)	$32.7	$95.1	$60.3	$3.3	$(20.0)	$124.3	$124.3
Intercompany investments and advances[2,3,4,5]	(599.8)	—	625.9	—	(26.1)	—	—	—	—	—
Payments for equity contributions[5]	—	(600.2)	—	—	—	—	—	600.2	—	—
Payments for intercompany lending[5]	—	—	—	(11.6)	—	(35.2)	—	46.8	—	—
Receipt of intercompany loan repayments[5]	—	—	—	—	—	34.6	—	(34.6)	—	—
Net Cash Used by Investing Activities	(595.9)	(596.3)	38.5	(599.0)	(44.1)	(18.6)	—	612.4	(601.5)	(601.5)
Proceeds from equity contributions[5]	—	—	—	586.9	—	4.5	—	(591.4)	—	—
Payments for equity distributions[5]	—	—	—	(13.6)	—	(.9)	—	14.5	—	—
Proceeds from intercompany borrowing[5]	—	35.2	—	—	—	11.6	—	(46.8)	—	—
Repayments of intercompany loans[5]	—	(26.8)	—	—	—	(7.8)	—	34.6	—	—
Net Cash Provided (Used) by Financing Activities	529.7	543.4	3.4	569.5	(45.0)	(35.7)	—	(589.1)	488.1	488.1

	Three Months Ended December 31, 2010
	Parent Company		Guarantor Subsidiaries		Non-Guarantor Subsidiaries		Eliminations		Consolidated
	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated
Net Cash Provided (Used) by Operating Activities[2,3,4,5]	$270.7	$141.6	$(6.1)	$228.7	$(78.8)	$(98.5)	$(8.1)	$(94.1)	$177.7	$177.7
Intercompany investments and advances[2,3,4,5]	(35.5)	—	59.5	—	(24.0)	—	—	—	—	—
Payments for equity contributions[5]	—	(6.2)	—	—	—	—	—	6.2	—	—
Proceeds from equity distributions[5]	—	91.2	—	—	—	—	—	(91.2)	—	—
Payments for intercompany lending[5]	—	—	—	—	—	(54.9)	—	54.9	—	—
Receipt of intercompany loan repayments[5]	—	—	—	—	—	46.3	—	(46.3)	—	—
Net Cash Provided (Used) by Investing Activities	(36.2)	84.3	38.3	(21.2)	(23.2)	(7.8)	—	(76.4)	(21.1)	(21.1)
Proceeds from equity contributions[5]	—	—	—	.4	—	5.8	—	(6.2)	—	—
Payments for equity distributions[5]	—	—	—	(176.2)	—	(1.0)	—	177.2	—	—
Proceeds from intercompany borrowing[5]	—	54.9	—	—	—	—	—	(54.9)	—	—
Repayments of intercompany loans[5]	—	(46.3)	—	—	—	—	—	46.3	—	—
Net Cash (Used) Provided by Financing Activities	(228.9)	(220.3)	(32.5)	(207.8)	100.0	104.3	—	162.4	(161.4)	(161.4)

[1]	The calculated amount of impairment of intangible assets was incorrect as discussed in Note 3.
[2]	Transactions were not in the correct legal entity, and the amounts were not properly reclassified to the correct column.
[3]	Clerical errors led to misclassifications between columns and between line items.
[4]	Intercompany amounts related to the receivables securitization program discussed in Note 15 were not correctly calculated or reported.
[5]

Cash flows related to intercompany loans and investments were all included in a single line in cash flows from investing activities instead of separately identified and classified by transaction type in cash flows from operating, investing, and financing activities.

Set forth below are condensed consolidating financial statements presenting the results of operations, financial position, and cash flows of the Parent Company (“Parent”), the Guarantor Subsidiaries (“Guarantor”) on a combined basis, and the Non-Guarantor Subsidiaries (“Non-Guarantor”) on a combined basis, along with the eliminations necessary to arrive at the information for Ralcorp Holdings, Inc. on a consolidated basis. Eliminations represent adjustments to eliminate investments in subsidiaries and intercompany balances and transactions between or among Parent, Guarantor, and Non-Guarantor. For this presentation, investments in subsidiaries are accounted for using the equity method of accounting. These condensed consolidating financial statements have been restated to correct for certain errors (as disclosed above) and recasted to show discontinued operations (as described in Note 4). Effective with the Spin-Off, Post Foods LLC is no longer a guarantor, and all related amounts for Post have been reclassified to Non-Guarantor Subsidiaries to conform with the current presentation.

Condensed Consolidating Statements of Earnings

	Three Months Ended December 31, 2011
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Restated)	(Restated)	(Restated)	(Restated)
Net Sales	$145.4	$977.4	$82.2	$(38.5)	$1,166.5
Other intercompany revenues	.5	2.2	17.8	(20.5)	—
Cost of goods sold	(111.1)	(788.5)	(67.1)	38.5	(928.2)

Gross Profit	34.8	191.1	32.9	(20.5)	238.3
Selling, general and administrative expenses	(36.0)	(83.1)	(12.5)	20.5	(111.1)
Amortization of intangible assets	(1.6)	(17.7)	(1.5)	—	(20.8)
Other operating expenses, net	(2.7)	(.6)	(.1)	—	(3.4)

Operating Profit	(5.5)	89.7	18.8	—	103.0
Interest (expense) income, net	(34.1)	.4	(.7)	—	(34.4)

(Loss) Earnings from Continuing Operations before Income Taxes and Equity Earnings	(39.6)	90.1	18.1	—	68.6
Income taxes	14.0	(33.2)	(5.2)	—	(24.4)
Equity in earnings of subsidiaries	92.3	5.8	—	(98.1)	—

Earnings before Equity Earnings	66.7	62.7	12.9	(98.1)	44.2
(Loss) earnings from discontinued operations, net of income taxes	(1.4)	—	22.5	—	21.1

Net Earnings	$65.3	$62.7	$35.4	$(98.1)	$65.3

	Three Months Ended December 31, 2010
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
		(Restated)	(Restated)	(Restated)
Net Sales	$135.8	$759.8	$78.4	$(22.3)	$951.7
Other intercompany revenues	.5	1.8	17.0	(19.3)	—
Cost of goods sold	(98.1)	(600.9)	(66.8)	22.3	(743.5)

Gross Profit	38.2	160.7	28.6	(19.3)	208.2
Selling, general and administrative expenses	(34.2)	(64.1)	(16.0)	19.3	(95.0)
Amortization of intangible assets	(1.3)	(13.4)	(1.6)	—	(16.3)
Other operating expenses, net	(.4)	(2.6)	—	—	(3.0)

Operating Profit	2.3	80.6	11.0	—	93.9
Interest (expense) income, net	(36.1)	.2	.2	—	(35.7)

(Loss) Earnings from Continuing Operations before Income Taxes and Equity Earnings	(33.8)	80.8	11.2	—	58.2
Income taxes	12.2	(28.0)	(5.1)	—	(20.9)
Equity in earnings of subsidiaries	90.7	1.6	—	(92.3)	—

Earnings from Continuing Operations	69.1	54.4	6.1	(92.3)	37.3
Earnings from discontinued operations, net of income taxes	2.2	—	31.8	—	34.0

Net Earnings	$71.3	$54.4	$37.9	$(92.3)	$71.3

Condensed Consolidating Balance Sheets

	December 31, 2011
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Assets
Current Assets
Cash and cash equivalents	$.9	$3.2	$57.3	$—	$61.4
Marketable securities	1.0	—	—	—	1.0
Receivables, net	3.9	86.6	267.3	(5.8)	352.0
Inventories	74.4	356.6	21.8	—	452.8
Deferred income taxes	14.4	1.1	.2	—	15.7
Prepaid expenses and other current assets	8.9	9.3	2.5	—	20.7
Current assets of discontinued operations	—	—	138.2	—	138.2

Total Current Assets	103.5	456.8	487.3	(5.8)	1,041.8
Intercompany Notes and Interest	—	100.5	115.0	(215.5)	—
Investment in Subsidiaries	5,551.2	289.8	—	(5,841.0)	—
Deferred Income Taxes	46.5	—	—	(46.5)	—
Property	254.3	1,097.1	165.0	—	1,516.4
Accumulated Depreciation	(180.5)	(445.6)	(43.2)	—	(669.3)
Goodwill	—	1,284.6	106.4	—	1,391.0
Other Intangible Assets	67.8	1,112.3	72.9	—	1,253.0
Accumulated Amortization	(42.5)	(180.8)	(17.7)	—	(241.0)
Other Assets	36.9	1.3	.2	—	38.4
Noncurrent Assets of Discontinued Operations	40.3	—	2,531.9	(38.9)	2,533.3

Total Assets	$5,877.5	$3,716.0	$3,417.8	$(6,147.7)	$6,863.6

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$71.3	$189.1	$33.3	$(5.8)	$287.9
Notes payable to banks	550.0	—	60.0	—	610.0
Current portion of long-term debt	105.8	—	.5	—	106.3
Other current liabilities	125.6	67.0	12.8	—	205.4
Current liabilities of discontinued operations	3.5	—	58.8	—	62.3

Total Current Liabilities	856.2	256.1	165.4	(5.8)	1,271.9
Intercompany Notes and Interest	99.9	15.1	100.5	(215.5)	—
Long-term Debt	2,081.1	—	2.5	—	2,083.6
Deferred Income Taxes	—	310.1	2.1	(46.5)	265.7
Other Liabilities	102.1	6.9	31.4	—	140.4
Noncurrent Liabilities of Discontinued Operations	98.0	—	402.7	(38.9)	461.8

Total Liabilities	3,237.3	588.2	704.6	(306.7)	4,223.4

Shareholders’ Equity
Common stock	.6	—	—	—	.6
Other shareholders’ equity	2,639.6	3,127.8	2,713.2	(5,841.0)	2,639.6

Total Shareholders’ Equity	2,640.2	3,127.8	2,713.2	(5,841.0)	2,640.2

Total Liabilities and Shareholders’ Equity	$5,877.5	$3,716.0	$3,417.8	$(6,147.7)	$6,863.6

	September 30, 2011
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Assets
Current Assets
Cash and cash equivalents	$2.5	$—	$50.8	$(3.3)	$50.0
Marketable securities	8.2	—	—	—	8.2
Receivables, net	55.7	65.9	233.5	(5.5)	349.6
Inventories	65.2	334.9	24.0	—	424.1
Deferred income taxes	14.4	1.1	.2	—	15.7
Prepaid expenses and other current assets	3.4	7.1	1.3	—	11.8
Current assets of discontinued operations	—	—	135.3	—	135.3

Total Current Assets	149.4	409.0	445.1	(8.8)	994.7
Intercompany Notes and Interest	—	88.8	106.8	(195.6)	—
Investment in Subsidiaries	4,873.5	271.4	—	(5,144.9)	—
Deferred Income Taxes	46.5	—	—	(46.5)	—
Property	252.5	1,015.9	155.9	—	1,424.3
Accumulated Depreciation	(177.1)	(426.8)	(37.2)	—	(641.1)
Goodwill	—	1,068.1	92.8	—	1,160.9
Other Intangible Assets	66.3	850.7	70.7	—	987.7
Accumulated Amortization	(40.8)	(163.3)	(15.7)	—	(219.8)
Other Assets	34.5	1.1	.2	—	35.8
Noncurrent Assets of Discontinued Operations	39.7	—	2,535.9	(38.9)	2,536.7

Total Assets	$5,244.5	$3,114.9	$3,354.5	$(5,434.7)	$6,279.2

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$74.7	$180.7	$37.8	$(8.8)	$284.4
Notes payable to banks	—	—	105.0	—	105.0
Current portion of long-term debt	30.7	—	—	—	30.7
Other current liabilities	112.0	67.6	12.5	—	192.1
Current liabilities of discontinued operations	4.1	—	55.6	—	59.7

Total Current Liabilities	221.5	248.3	210.9	(8.8)	671.9
Intercompany Notes and Interest	91.7	15.1	88.8	(195.6)	—
Long-term Debt	2,172.5	—	—	—	2,172.5
Deferred Income Taxes	—	325.4	2.1	(46.5)	281.0
Other Liabilities	97.6	2.4	29.1	—	129.1
Noncurrent Liabilities of Discontinued Operations	96.0	—	402.4	(38.9)	459.5

Total Liabilities	2,679.3	591.2	733.3	(289.8)	3,714.0

Shareholders’ Equity
Common stock	.6	—	—	—	.6
Other shareholders’ equity	2,564.6	2,523.7	2,621.2	(5,144.9)	2,564.6

Total Shareholders’ Equity	2,565.2	2,523.7	2,621.2	(5,144.9)	2,565.2

Total Liabilities and Shareholders’ Equity	$5,244.5	$3,114.9	$3,354.5	$(5,434.7)	$6,279.2

Condensed Consolidating Statements of Cash Flows

	Three Months Ended December 31, 2011
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Restated)	(Restated)	(Restated)	(Restated)
Cash Flows from Operating Activities
Net Cash Provided (Used) by Operating Activities — Continuing Operations	$51.9	$64.3	$(5.9)	$(21.5)	$88.8
Net Cash (Used) Provided by Operating Activities — Discontinued Operations	(.6)	—	34.6	1.5	35.5

Net Cash Provided by Operating Activities	51.3	64.3	28.7	(20.0)	124.3

Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	—	(554.4)	(15.9)	—	(570.3)
Additions to property and intangible assets	(3.3)	(24.3)	(1.8)	—	(29.4)
Proceeds from sale or maturity of securities	7.2	—	—	—	7.2
Payments for equity contributions	(559.9)	—	—	559.9	—
Payments for intercompany lending	—	(11.6)	(35.2)	46.8	—
Receipt of intercompany loan repayments	—	—	34.6	(34.6)	—

Net Cash Used by Investing Activities — Continuing Operations	(556.0)	(590.3)	(18.3)	572.1	(592.5)
Net Cash Used by Investing Activities — Discontinued Operations	(40.3)	—	(9.0)	40.3	(9.0)

Net Cash Used by Investing Activities	(596.3)	(590.3)	(27.3)	612.4	(601.5)

Cash Flows from Financing Activities
Repayments of long-term debt	(25.7)	—	—	—	(25.7)
Net borrowings (repayments) under credit arrangements	560.0	—	(45.0)	—	515.0
Purchase of treasury stock	(.6)	—	—	—	(.6)
Proceeds and tax benefits from exercise of stock awards	.8	—	—	—	.8
Changes in book cash overdrafts	.5	(3.8)	1.9	—	(1.4)
Proceeds from equity contributions	—	555.3	4.5	(559.8)	—
Payments for equity distributions	—	(22.3)	(.9)	23.2	—
Proceeds from intercompany borrowing	35.2	—	11.6	(46.8)	—
Repayments of intercompany loans	(26.8)	—	(7.8)	34.6	—

Net Cash Provided (Used) by Financing Activities — Continuing Operations	543.4	529.2	(35.7)	(548.8)	488.1
Net Cash Provided by Financing Activities — Discontinued Operations	—	—	40.3	(40.3)	—

Net Cash Provided by Financing Activities	543.4	529.2	4.6	(589.1)	488.1

Effect of Exchange Rate Changes on Cash	—	—	.5	—	.5

Net (Decrease) Increase in Cash and Cash Equivalents	(1.6)	3.2	6.5	3.3	11.4
Cash and Cash Equivalents, Beginning of Period	2.5	—	50.8	(3.3)	50.0

Cash and Cash Equivalents, End of Period	$.9	$3.2	$57.3	$—	$61.4

	Three Months Ended December 31, 2010
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Restated)	(Restated)	(Restated)	(Restated)
Cash Flows from Operating Activities
Net Cash Provided (Used) by Operating Activities—Continuing Operations	$106.0	$125.7	$(31.2)	$(60.6)	$139.9
Net Cash Provided by Operating Activities—Discontinued Operations	35.6	—	35.7	(33.5)	37.8

Net Cash Provided by Operating Activities	141.6	125.7	4.5	(94.1)	177.7

Cash Flows from Investing Activities
Additions to property and intangible assets	(.7)	(18.7)	1.6	—	(17.8)
Purchases of securities	(10.0)	—	—	—	(10.0)
Proceeds from sale or maturity of securities	10.0	—	—	—	10.0
Payments for equity contributions	(6.2)	—	—	6.2	—
Proceeds from equity distributions	21.0	—	—	(21.0)	—
Payments for intercompany lending	—	—	(54.9)	54.9	—
Receipt of intercompany loan repayments	—	—	46.3	(46.3)	—

Net Cash Provided (Used) by Investing Activities—Continuing Operations	14.1	(18.7)	(7.0)	(6.2)	(17.8)
Net Cash Provided (Used) by Investing Activities—Discontinued Operations	70.2	—	(3.3)	(70.2)	(3.3)

Net Cash Provided (Used) by Investing Activities	84.3	(18.7)	(10.3)	(76.4)	(21.1)

Cash Flows from Financing Activities
Repayments of long-term debt	(42.2)	—	—	—	(42.2)
Net (repayments) borrowings under credit arrangements	(179.3)	—	100.0	—	(79.3)
Purchase of treasury stock	(.6)	—	—	—	(.6)
Proceeds and tax benefits from exercise of stock awards	2.3	—	—	—	2.3
Changes in book cash overdrafts	(9.1)	(31.9)	(.5)	—	(41.5)
Proceeds from equity contributions	—	.4	5.8	(6.2)	—
Payments for equity distributions	—	(75.7)	(1.0)	76.7	—
Proceeds from intercompany borrowing	54.9	—	—	(54.9)	—
Repayments of intercompany loans	(46.3)	—	—	46.3	—
Other, net	—	(.1)	—	—	(.1)

Net Cash (Used) Provided by Financing Activities—Continuing Operations	(220.3)	(107.3)	104.3	61.9	(161.4)
Net Cash Used by Financing Activities—Discontinued Operations	—	—	(100.5)	100.5	—

Net Cash (Used) Provided by Financing Activities	(220.3)	(107.3)	3.8	162.4	(161.4)

Effect of Exchange Rate Changes on Cash	—	—	.4	—	.4

Net Increase (Decrease) in Cash and Cash Equivalents	5.6	(.3)	(1.6)	(8.1)	(4.4)
Cash and Cash Equivalents, Beginning of Period	.6	.3	28.4	—	29.3

Cash and Cash Equivalents, End of Period	$6.2	$—	$26.8	$(8.1)	$24.9

NOTE 20 – SUBSEQUENT EVENTS

On January 17, 2012, Ralcorp amended its indenture associated with its notes dated as of August 4, 2008 (“Indenture”). In addition, the holders consented to certain matters in connection with the separation of Ralcorp’s subsidiary, Post Holdings, Inc. (“Post”). Post is the new holding company for Ralcorp’s branded cereals business, which, as described below, Ralcorp distributed to its shareholders in a tax-free spin-off. As amended:

•

The Indenture contains covenants that limit Ralcorp’s ability and the ability of Ralcorp's subsidiaries to, among other things: cause Ralcorp’s leverage ratio to exceed 3.5 to 1 at the end of any fiscal quarter, without paying additional interest, or cause Ralcorp’s leverage ratio to exceed 3.75 to 1, at the end of any fiscal quarter, or 3.5 to 1, for the two successive fiscal quarters immediately following a period during which it exceeded 3.5 to 1, in any case; cause Ralcorp’s consolidated adjusted net worth to fall below a specified amount; incur priority debt in an amount exceeding 20% of Ralcorp’s consolidated adjusted net worth; sell assets, including the stock of its subsidiaries; create certain liens; engage in transactions with affiliates; merge or consolidate with other entities; change the nature of its business or violate foreign assets control regulations. These covenants are subject to important exceptions and qualifications set forth in the Indenture.

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

On January 20, 2012, the Company entered into a credit agreement with banks (“Term Loan Banks”) under which it borrowed $775 as a term loan (“$775 Term Loan”). The proceeds of the $775 Term Loan were used by Ralcorp for general corporate purposes, including the repayment of Ralcorp’s or its subsidiaries’ outstanding indebtedness. Ralcorp repaid all $550 outstanding under, and terminated, the 2011 Credit Agreement, with no material early termination penalties incurred. Ralcorp also repaid all amounts outstanding under its receivables securitization program and the 2010 Revolving Credit Facility, and partially repaid amounts outstanding under the 2010 Term Loan.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and capital resources of Ralcorp Holdings, Inc. As discussed in the Explanatory Note to this Form 10-Q/A, the financial information contained in this report has been restated to reflect the restatement items described in Note 3 to the Condensed Consolidated Financial Statements in Item 1. This discussion should be read in conjunction with the financial statements under Item 1 and the CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS under this Item 2. The terms “our,” “we,” “Company,” and “Ralcorp” as used herein refer to Ralcorp Holdings, Inc. and its consolidated subsidiaries. Sales information for the “base business,” as reported herein, has been adjusted to exclude estimated current year sales attributable to recently acquired businesses for the period corresponding to the pre-acquisition period of the comparative period of the prior year. For each acquired business, the excluded period starts at the beginning of the most recent fiscal year being compared and ends one year after the acquisition date.

On February 3, 2012, the Company separated its Post cereals business (formerly, the Branded Cereal Products segment) into a new, publicly traded company (“Spin-Off”). The Company retained approximately 19.7% of the Post common stock outstanding at February 3, 2012. The net assets, operating results, and cash flows of Post are presented separately as discontinued operations (see Note 4 to the Condensed Consolidated Financial Statements in Item 1) for all periods presented unless otherwise specified.

RESULTS OF OPERATIONS

As discussed in more detail below, our results for the current year were affected by the October 3, 2011 acquisition of the operations of the North American private-brand refrigerated dough business of Sara Lee Corp. (“Refrigerated Dough”). In the first quarter of fiscal 2012, this acquisition contributed approximately $.14 per share.

The following table summarizes key financial measures for the three-month periods ended December 31, 2011 and 2010.

	Three Months Ended December 31,
	2011	2010	% Change
(dollars in millions, except per share data)
Net Sales	$1,166.5	$951.7	23%
Operating Profit	103.0	93.9	10%
Net Earnings from Continuing Operations	44.2	37.3	18%
Earnings from discontinued operations, net of tax	21.1	34.0	-38%
Net Earnings	65.3	71.3	-8%
Diluted Earnings per Share from Continuing Operations	$.79	$.67	18%
Diluted Earnings per Share from Discontinued Operations	$.37	$.61	-39%
Adjusted Diluted Earnings per Share (1)	$.92	$.67	37%

(1) Reconciliation to Diluted Earnings per Share from Continuing Operations:

Adjusted Diluted Earnings per Share	$.92	$.67
Adjustments for economic hedges	(.06)	.04
Merger and integration costs	(.06)	—
Accelerated amortization of intangible assets	(.01)	(.01)
Provision for legal settlement	—	(.03)

Diluted Earnings per Share from Continuing Operations	$.79	$.67

Net Sales

	Three Months Ended December 31,
	2011	2010	% Change
(dollars in millions)
Base-business Net Sales	$1,065.5	$951.7	12%
Net sales from recent acquisitions excluded from base-business net sales:
Refrigerated Dough	101.0	—	11%

Net Sales	$1,166.5	$951.7	23%

Net sales increased 23% compared to last year’s first quarter, largely due to the acquisition of Refrigerated Dough. Base-business net sales increased 12% for the three months ended December 31, 2011 as a result of an increase in overall net pricing due to adjustments in response to higher ingredient and freight costs. Base-business volume was flat compared to a year ago.

Margins

	Three Months Ended December 31,
	2011	2010
(% of net sales)
Gross Profit	20.4%	21.9%
Selling, general and administrative expenses	-9.5%	-10.0%
Amortization of intangible assets	-1.8%	-1.7%
Other operating expenses, net	-.3%	-.3%

Operating Profit	8.8%	9.9%

Adjusted Gross Profit	20.9%	21.5%
Adjustments for economic hedges	-.4%	.4%
Merger and integration costs	-.1%	—%

Gross Profit	20.4%	21.9%

Adjusted Selling, General and Administrative Expenses	-9.4%	-10.0%
Merger and integration costs	-.1%	—%

Selling, General & Administrative Expenses	-9.5%	-10.0%

Adjusted Operating Profit	9.8%	9.9%
Adjustments for economic hedges	-.4%	.4%
Merger and integration costs	-.5%	—%
Accelerated amortization of intangible assets	-.1%	-.1%
Provision for legal settlement	—%	-.3%
Amounts related to plant closures	—%	—%

Operating Profit	8.8%	9.9%

Gross profit margin was negatively impacted in fiscal 2012 by $5.2 million of net adjustments for economic hedge contracts as well as a $1.6 million inventory adjustment related to acquisition accounting for Refrigerated Dough. In fiscal 2011, gross profit margin was positively impacted by $3.9 million of net adjustments for economic hedge contracts. Excluding the effect of these items, adjusted gross profit margin decreased from 21.5% last year to 20.9% this year. Base-business raw material and freight costs (net of hedging activities) were approximately $105 million higher, with the most significant impact in snack nuts (included in the Snacks, Sauces & Spreads segment) and durum wheat (included in the Pasta segment). Most of these rising commodity costs were offset through a combination of pricing adjustments and savings from cost reduction efforts, but the resulting impact of the higher costs offset by higher sales reduced gross margins (gross profit as a percentage of net sales) by approximately 2.0 percentage points. This negative effect was partially offset by the positive impact of the addition of the higher-margin products of Refrigerated Dough and favorable manufacturing costs overall.

Selling, general and administrative (“SG&A”) expenses as a percentage of net sales decreased from 10.0% to 9.5% compared to the prior year. The SG&A percentage was negatively impacted by merger and integration costs in fiscal 2012. Excluding the effect of this items, adjusted SG&A expense as a percentage of net sales declined from 10.0% to 9.4%. The improved rate was driven primarily by the effect of sales growth (as described above) outpacing SG&A growth for most of our segments, especially for Snacks, Sauces & Spreads, for Pasta, and for Cereal Products. Rates were also positively affected by a decrease in costs related to information systems projects. These decreases were partially offset by an increase in mark-to-market adjustments for certain stock-based deferred compensation.

Total amortization expense for the first quarter of fiscal 2012 was $20.8 million ($.24 per diluted share) compared to $16.3 million ($.19 per share) a year ago. The increase is primarily due to the acquisition of Refrigerated Dough.

In addition to the items discussed above, the first quarter operating profit margin was affected by other merger and integration costs (primarily in the current year) and a provision for legal settlement (in the prior year only), as described below.

Adjustments for Economic Hedges

Certain derivative contracts do not qualify for cash flow hedge accounting but are used as economic hedges of the Company’s exposure to changes in commodity costs. Realized and unrealized gains and losses on such contracts are recognized at a corporate level but not allocated to affect segment operating profit until the hedged exposure affects earnings. In the first quarter of fiscal 2012, net mark-to-market losses on such derivatives resulted in a net adjustment for economic hedges of a $5.2 million loss. In the prior year, net mark-to-market gains on such derivatives resulted in a net adjustment for economic hedges of a $3.9 million gain. This net adjustment was recognized in cost of goods sold on the statement of earnings but excluded from segment operating profit and the Company’s non-GAAP measures of Adjusted EBITDA and Adjusted Diluted Earnings per Share.

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

The effective income tax rate for continuing operations was approximately 35.6% in the first quarter of 2012, down slightly from 36.0% in last year’s first quarter.

Discontinued Operations

As a result of the Spin-Off, the financial results for the Post cereals business are now included in results from discontinued operations. In the first quarter, net earnings from discontinued operations were $21.1 million, compared to net earnings of $34.0 million in the corresponding period last year. Results for fiscal 2012 were negatively impacted by increased marketing investments, higher raw material costs (driven by wheat, nuts, and corn), separation costs (mostly professional service fees) associated with the Spin-Off, unfavorable manufacturing expenses (due to the negative impact of lower production volumes on plant utilization and fixed cost absorption), and lower volumes. These unfavorable variances were partially offset by increased net pricing and favorable warehouse and broker expenses.

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

	Three Months Ended December 31,
	2011	2010
(dollars in millions)
Adjusted EBITDA	$163.3	$135.0
Interest expense, net	(34.4)	(35.7)
Income taxes	(24.4)	(20.9)
Depreciation and amortization	(49.4)	(42.2)
Adjustments for economic hedges	(5.2)	3.9
Merger and integration costs	(5.6)	(.2)
Provision for legal settlement	—	(2.5)
Amounts related to plant closures (excluding depreciation)	(.1)	(.1)

Net Earnings from Continuing Operations	$44.2	$37.3

Segment Results

	Three Months Ended December 31,
	2011	% Change	2010
(pounds in millions)
Sales Volume
Cereal Products	133.3	-1%	134.5
Snacks, Sauces & Spreads	347.2	2%	341.9
Frozen Bakery Products	254.8	46%	174.0
Pasta	208.8	-2%	212.0

Total Sales Volume	944.1	9%	862.4

(dollars in millions)
Net Sales
Cereal Products	$226.2	11%	$204.7
Snacks, Sauces & Spreads	473.6	13%	417.4
Frozen Bakery Products	308.0	59%	193.7
Pasta	158.7	17%	135.9

Total Net Sales	$1,166.5	23%	$951.7

Segment Profit
Cereal Products	$28.8	28%	$22.5
Snacks, Sauces & Spreads	41.1	10%	37.4
Frozen Bakery Products	33.9	47%	23.0
Pasta	26.7	-5%	28.2

Total Segment Profit	$130.5	17%	$111.1

Segment Profit Margin
Cereal Products	13%		11%
Snacks, Sauces & Spreads	9%		9%
Frozen Bakery Products	11%		12%
Pasta	17%		21%
Total Segment Profit Margin	11%		12%
Depreciation and Amortization
Cereal Products	$5.3	-4%	$5.5
Snacks, Sauces & Spreads	10.6	3%	10.3
Frozen Bakery Products	16.9	69%	10.0
Pasta	12.7	-4%	13.2
Corporate	3.9	22%	3.2

Total Segment Profit	$49.4	17%	$42.2

Cereal Products

Volume changes from the first quarter of the prior year were as follows:

Private-brand ready-to-eat cereal	3%
Nutritional bars	13%
Hot cereal	-7%
Other minor categories	-15%
Total	-1%

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

	Three Months Ended December 31,
	2011	2010
(dollars in millions)
Cash provided by operating activities—continuing operations	$88.8	$139.9
Cash provided by operating activities—discontinued operations	35.5	37.8

Net cash provided by operating activities	124.3	177.7

Cash used by investing activities—continuing operations	(592.5)	(17.8)
Cash used by investing activities—discontinued operations	(9.0)	(3.3)

Net cash used by investing activities	(601.5)	(21.1)

Cash provided (used) by financing activities—continuing operations	488.1	(161.4)
Cash provided by financing activities—discontinued operations	—	—

Net cash provided (used) by financing activities	488.1	(161.4)

Effect of exchange rate changes on cash and cash equivalents	.5	.4

Net increase (decrease) in cash and cash equivalents	$11.4	$(4.4)

Continuing Operations

	December 31,	September 30,
	2011	2010
(dollars in millions)
Cash and cash equivalents	$61.4	$50.0
Notes payable to banks	610.0	105.0
Current portion of long-term debt	106.3	30.7
Working capital excluding cash, notes payable to banks and current debt	348.9	332.9
Long-term debt excluding current portion	2,083.6	2,172.5
Total shareholders’ equity (restated)	2,640.2	2,565.2

Capital resources remained strong at December 31, 2011, with a long-term debt to total capital (which is the total of long-term debt and total shareholders’ equity) ratio of 44%, compared to 46% (restated) for September 30, 2011. Cash on hand increased by $11.4 million from the end of fiscal 2011, while the current portion of long-term debt (including notes payable to banks) increased significantly during the quarter due to entering the $550 million 2011 Credit Agreement to facilitate the Refrigerated Dough acquisition. Working capital excluding cash and cash equivalents and current indebtedness (defined as notes payable to banks plus the current portion of long-term debt) increased from September 30, 2011 to December 31, 2011, primarily as a result of business acquisitions (as disclosed in Note 5 to the financial statements under Item 1) and a reduction in compensation-related accruals ($9.8 million), partially offset by an increase in income taxes payable ($23.7 million).

The decrease in net cash provided by operating activities for continuing operations for the three months ended December 31, 2011 is primarily attributable to payments and receipts for our derivative instruments used for hedging, with a net outflow of about $30 million this year compared to a net inflow of about that same amount last year.

Cash flows from investing activities were impacted by the acquisitions of Refrigerated Dough on October 3, 2011 for $551.5 million and Pastificio Annoni S.p.A. (included in our Pasta segment) on December 28, 2011 for $16.8 million. Capital expenditures were $29.4 million and $17.8 million in the three months ended December 31, 2011 and 2010, respectively. Total capital expenditures for fiscal 2012 are expected to be $190 to $205 million (including maintenance expenditures of approximately $40 million). As noted below, we have adequate capacity under current borrowing arrangements, in addition to cash on hand, to meet these cash needs.

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

All of our notes provide that, if we elect to pay additional interest, our ratio of “Total Debt” to “Adjusted EBITDA” (each term as defined in the debt agreements) may exceed their normal 3.5 to 1 limit, but be no greater than 3.75 to 1, for a period not to exceed 12 consecutive months. As of December 31, 2011, that ratio was 3.4 to 1, and we were also in compliance with all other debt covenants. Refer to Note 20 to the financial statements under Item 1 for information about subsequent amendments to our debt covenants.

Discontinued Operations

On February 3, 2012, we completed our separation of Post Foods (the Branded Cereal Products segment) in a tax-free spin-off to Ralcorp shareholders. In transactions related to the spin-off, Ralcorp received a total of $900 million (included in financing cash flows from discontinued operations), which was used to retire debt, including all amounts outstanding under the 2010 Revolving Credit Agreement, the 2010 Term Loan, the 2011 Credit Agreement, and the receivables securitization program. Remaining proceeds (approximately $85 million) were retained by the Company to be used for general corporate purposes. After paying down these variable rate instruments, the Company has only fixed interest rate debt remaining. Refer to Note 4 to the financial statements under Item 1 for more information about these transactions.

Cash provided by operating activities from discontinued operations declined $2.3 million from $37.8 million in the quarter ended December 31, 2010 to $35.5 million in the first quarter of fiscal 2012. The decline in operating cash flows versus prior year was due to lower net income and an increase in working capital in the first quarter of 2012 compared to the first quarter of 2011. Cash used in investing activities consisted of capital expenditures of $9.0 million and $3.3 million in 2011 and 2010, respectively.

OUTLOOK

Within our Annual Report on Form 10-K/A for the year ended September 30, 2011, we provided a discussion of the outlook for the Company, including specific factors and trends affecting our businesses. We believe the outlook comments contained within that document are still appropriate, except as updated by the following paragraphs.

We completed the acquisition of the North American private brand refrigerated dough business from Sara Lee Corp. on October 3, 2012. In the first quarter, results from this business (included in our Frozen Bakery Products segment) added $101 million of sales and was $.14 accretive to diluted earnings per share. We currently expect that the refrigerated dough business will add approximately $340 million in net sales to our consolidated fiscal 2012 results and will increase diluted earnings per share for fiscal 2012 by approximately $.30, including synergies but before one-time transition costs. It is important to note that this business is somewhat seasonal with approximately 60% of profits generated in our first and second fiscal quarters.

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

Our operating results benefit from contract manufacturing, or ‘co-manufacturing,’ revenue of national brand products, which represented between 8% and 9% of total revenue over the last three years, primarily in our Snacks, Sauces & Spreads and Cereal Products reporting segments. The impact from co-manufacturing arrangements can fluctuate significantly from period to period. We use this type of business mostly to utilize excess capacity in our production facilities, but require an appropriate margin to do so. We were unable to reach an agreement to extend a contract manufacturing agreement with a nutritional bar customer in our Cereal Products’ Bloomfield business that would allow us an acceptable margin. This customer represented approximately 5% of total Ralcorp sales in fiscal 2011, and we expect to transition out of this contract over the next year. As a result, we are re-scaling our Bloomfield business by bringing in several new customers and closing a production facility at the end of February. We expect that these efforts, combined with base-business growth, will allow our Cereal Products segment to have fiscal year 2012 operating profit at least equal to our fiscal 2011 level, in spite of this loss.

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

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, are made throughout this report. These forward-looking statements are sometimes identified by the use of terms and phrases such as “believe,” “should,” “expect,” “project,” “estimate,” “anticipate,” “intend,” “plan,” “will,” “can,” “may,” or similar expressions elsewhere in this report. Our results of operations and financial condition may differ materially from those in the forward-looking statements. Such statements are based on management’s current views and assumptions, and involve risks and uncertainties that could affect expected results. Those risks and uncertainties include but are not limited to the following:

•	our ability to effectively manage the growth from acquisitions or continue to make acquisitions at the rate at which we have been acquiring in the past;

•	significant increases in the costs of certain commodities, packaging or energy used to manufacture our products;

•	our ability to continue to compete in our business segments and our ability to retain our market position;

•	our ability to maintain competitive pricing, successfully introduce new products or successfully manage costs across all parts of the Company;

•	significant competition within the private-brand business;

•	our ability to successfully implement business strategies to reduce costs;

•	the loss or bankruptcy of a significant customer;

•	allegations that our products cause injury or illness, product recalls and product liability claims and other litigation;

•	our ability to anticipate changes in consumer preferences and trends;

•	our ability to service our outstanding debt or obtain additional financing;

•	disruptions in the U.S. and global capital and credit markets;

•	fluctuations in foreign currency exchange rates;

•	the termination or expiration of current co-manufacturing agreements;

•	consolidations among the retail grocery and foodservice industries;

•	loss of key employees;

•	change in estimates in critical accounting judgments and changes to or new laws and regulations affecting our business;

•	termination of existing anti-dumping measures imposed against certain foreign imports of dry pasta;

•	labor strikes or work stoppages by our employees;

•	losses or increased funding and expenses related to our qualified pension plan;

•	impairment in the carrying value of goodwill or other intangibles;

•	the existence of material weaknesses in the Company’s internal control over financial reporting as of September 30, 2011 and December 31, 2011;

•	technology failure;

•	our inability to protect our intellectual property rights;

•	changes in weather conditions, natural disasters and other events beyond our control;

•	the possibility that the combined post-separation value of Ralcorp and Post shares may not equal or exceed the pre-separation value of our common stock;

•	potential liabilities that may arise due to fraudulent transfer considerations surrounding the separation of the Post cereals business;

•	significant tax liabilities that could arise as a result of the separation of the Post cereals business; and

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Except as discussed in the following paragraphs, we believe there have been no material changes in the reported market risks faced by the Company during the three months ended December 31, 2011. For additional information, refer to Item 7A of our Annual Report on Form 10-K/A for the year ended September 30, 2011.

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

Item 4. Controls and Procedures.

Restatement of Previously Issued Financial Statements

As the Company announced on May 7, 2012, and June 13, 2012 the Audit Committee of the Board of Directors of the Company and management determined that the previously issued consolidated financial statements for the fiscal year ended September 30, 2011, 2010 and 2009 filed on Form 10-K and the quarterly and fiscal year-to-date periods ended December 31, 2011, December 31, 2010, March 31, 2011, and June 30, 2011 filed on Form 10-Q would need to be restated (as described below).

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of December 31, 2011. Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded in our original filing on Form 10-Q for the quarter ended December 31, 2011 that, as of December 31, 2011, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information that is required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) is accumulated and communicated to the Company’s management, including its Chief Executive Officer and its Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Subsequent to the evaluation made in connection with the original filing and in connection with the restatement and reflected in the filing of this Form 10-Q/A, the Company’s Chief Executive Officer and Chief Financial Officer re-evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures and concluded that, because of the material weaknesses in internal control over financial reporting discussed below, the Company’s disclosure controls and procedures were not effective as of December 31, 2011. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Over Financial Reporting

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased		(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs**
October 1 - October 31,2011	8,389	*	$78.00	0	See total

November 1 - November 30, 2011	0		0	0	See total

December 1 - December 31, 2011	0		0	0	See total

Total	8,389		0	0	5,000,000

*	On October 1, 2011, 8,389 were forfeited back to the Company in satisfaction of required taxes to be withheld by federal, state and local governments in connections with the vesting of an employee restricted stock award.
*	On November 10, 2009, the Board of Directors authorized the repurchase of up to 7,000,000 shares of common stock at prevailing market prices. The authorization has no expiration date. From time to time, the Company may repurchase its common stock through plans established under Rule 10b5-l. Typically, these plans direct a broker to purchase a variable amount of shares each day (usually between 0 and 50,000) depending on the previous day’s closing share price.

Item 4.	Mine Safety Disclosures.

Not Applicable

Item 6.	Exhibits.

31.1	Section 302 Certification of Kevin J. Hunt dated September 12, 2012

31.2	Section 302 Certification of Scott Monette dated September 12, 2012

32	Section 1350 Certification of Kevin J. Hunt and Scott Monette dated September 12, 2012

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

**	Furnished with this Form 10-Q/A

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RALCORP HOLDINGS, INC.

Date: September 12, 2012	By:	/s/ S. Monette
S. Monette
Corporate Vice President and Chief Financial Officer

Exhibit Index

Exhibit	Description

31.1	Section 302 Certification of Kevin J. Hunt dated September 12, 2012

31.2	Section 302 Certification of Scott Monette dated September 12, 2012

32	Section 1350 Certification of Kevin J. Hunt and Scott Monette dated September 12, 2012

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

**	Furnished with this Form 10-Q/A