Form 10-Q
period 2012-03-31
RALCORP HOLDINGS INC /MO
filed 2012-09-12
CIK 1029506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012.

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO             .

Commission file number: 1-12619

Ralcorp Holdings, Inc.

(Exact name of registrant as specified in its charter)

Missouri	43-1766315
(State of Incorporation)	(I.R.S. Employer Identification No.)

800 Market Street, Suite 2900 St. Louis, MO	63101
(Address of principal Executive offices)	(Zip Code)

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

RALCORP HOLDINGS, INC.

(i)

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

RALCORP HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

(Dollars in millions except per share data)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Net Sales	$1,062.2	$917.3	$2,228.7	$1,869.0
Cost of goods sold	(845.1)	(702.3)	(1,773.3)	(1,445.8)

Gross Profit	217.1	215.0	455.4	423.2
Selling, general and administrative expenses	(116.5)	(94.5)	(227.6)	(189.7)
Amortization of intangible assets	(20.1)	(16.3)	(40.9)	(32.6)
Other operating expenses, net	(10.1)	(.7)	(13.5)	(3.5)

Operating Profit	70.4	103.5	173.4	197.4
Interest expense, net	(32.0)	(33.8)	(66.4)	(69.5)

Earnings from Continuing Operations before Income Taxes	38.4	69.7	107.0	127.9
Income taxes	(9.0)	(25.2)	(33.4)	(46.1)

Earnings from Continuing Operations	29.4	44.5	73.6	81.8
(Loss) earnings from discontinued operations, net of income taxes	(6.9)	38.8	14.2	72.8

Net Earnings	$22.5	$83.3	$87.8	$154.6

Basic Earnings per Share
Earnings from continuing operations	$.54	$.81	$1.33	$1.49
(Loss) earnings from discontinued operations	(.13)	.71	.26	1.33

Net earnings	$.41	$1.52	$1.59	$2.82

Diluted Earnings per Share
Earnings from continuing operations	$.53	$.80	$1.30	$1.47
(Loss) earnings from discontinued operations	(.13)	.70	.26	1.31

Net earnings	$.40	$1.50	$1.56	$2.78

See accompanying Notes to Condensed Consolidated Financial Statements.

RALCORP HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Dollars in millions)

	Three Months Ended		Six Months Ended
	March 31,		March 31,
	2012	2011	2012	2011
Net Earnings	$22.5	$83.3	$87.8	$154.6
Unrealized loss on securities	(21.9)	—	(21.9)	—
Benefit plan adjustment, net of tax	16.6	—	16.6	—
Cash flow hedging adjustments, net of tax	4.1	(.8)	4.9	12.9
Foreign currency translation adjustment	6.5	10.9	12.4	21.2

Comprehensive Income	$27.8	$93.4	$99.8	$188.7

See accompanying Notes to Condensed Consolidated Financial Statements.

RALCORP HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in millions)

	Mar. 31,	Sept. 30,
	2012	2011
		(Restated)
Assets
Current Assets
Cash and cash equivalents	$131.4	$50.0
Marketable securities	.8	8.2
Investment in Post Holdings, Inc.	223.1	—
Receivables, net	345.1	349.6
Inventories	448.6	424.1
Deferred income taxes	14.2	15.7
Prepaid expenses and other current assets	19.2	11.8
Current assets of discontinued operations	—	135.3

Total Current Assets	1,182.4	994.7
Property, Net	847.4	783.2
Goodwill	1,391.4	1,160.9
Other Intangible Assets, Net	992.0	767.9
Other Assets	39.5	35.8
Noncurrent Assets of Discontinued Operations	—	2,536.7

Total Assets	$4,452.7	$6,279.2

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$244.1	$284.4
Notes payable to banks	—	105.0
Current portion of long-term debt	85.7	30.7
Other current liabilities	160.9	192.1
Current liabilities of discontinued operations	—	59.7

Total Current Liabilities	490.7	671.9
Long-term Debt	1,895.5	2,172.5
Deferred Income Taxes	269.7	281.0
Other Liabilities	117.5	129.1
Noncurrent Liabilities of Discontinued Operations	—	459.5

Total Liabilities	2,773.4	3,714.0

Commitments and Contingencies
Shareholders’ Equity
Common stock	.6	.6
Additional paid-in capital	1,962.1	1,957.3
Common stock in treasury, at cost	(327.7)	(338.9)
Retained earnings	101.9	1,026.9
Accumulated other comprehensive loss	(57.6)	(80.7)

Total Shareholders’ Equity	1,679.3	2,565.2

Total Liabilities and Shareholders’ Equity	$4,452.7	$6,279.2

See accompanying Notes to Condensed Consolidated Financial Statements.

RALCORP HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in millions)

	Six Months Ended
	March 31,
	2012	2011
Cash Flows from Operating Activities
Net earnings	$87.8	$154.6
Earnings from discontinued operations, net of income taxes	(14.2)	(72.8)

Earnings from continuing operations	73.6	81.8
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation and amortization	98.2	83.9
Stock-based compensation expense	8.2	6.7
Deferred income taxes	(29.9)	(19.3)
Other, net	(26.1)	(9.4)

Net Cash Provided by Operating Activities—Continuing Operations	124.0	143.7
Net Cash Provided by Operating Activities—Discontinued Operations	38.4	83.1

Net Cash Provided by Operating Activities	162.4	226.8

Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	(567.9)	—
Additions to property and intangible assets	(69.2)	(44.8)
Proceeds from sale of property	—	.1
Purchases of securities	(.8)	(10.0)
Proceeds from sale or maturity of securities	8.2	10.0

Net Cash Used by Investing Activities—Continuing Operations	(629.7)	(44.7)
Net Cash Used by Investing Activities—Discontinued Operations	(13.9)	(7.0)

Net Cash Used by Investing Activities	(643.6)	(51.7)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	550.0	—
Repayments of long-term debt	(753.2)	(44.7)
Net repayments under credit arrangements	(124.9)	(116.8)
Purchases of treasury stock	(.6)	(.6)
Proceeds and tax benefits from exercise of stock awards	10.7	4.9
Changes in book cash overdrafts	(20.4)	(7.0)
Other, net	—	(.1)

Net Cash Used by Financing Activities—Continuing Operations	(338.4)	(164.3)
Net Cash Provided by Financing Activities—Discontinued Operations	900.0	—

Net Cash Provided (Used) by Financing Activities	561.6	(164.3)

Effect of Exchange Rate Changes on Cash	1.0	1.3

Net Increase in Cash and Cash Equivalents	81.4	12.1
Cash and Cash Equivalents, Beginning of Period	50.0	29.3

Cash and Cash Equivalents, End of Period	$131.4	$41.4

See accompanying Notes to Condensed Consolidated Financial Statements.

RALCORP HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

(Dollars in millions, shares in thousands)

					Accum. Other
		Additional	Common		Compre -
	Common	Paid-In	Stock in	Retained	hensive
	Stock	Capital	Treasury	Earnings	Loss	Total
Balance, September 30, 2011 (Restated)	$.6	$1,957.3	$(338.9)	$1,026.9	$(80.7)	$2,565.2
Net earnings				87.8		87.8
Unrealized loss on securities					(21.9)	(21.9)
Benefit plan adjustment, net of $10.1 tax expense					16.6	16.6
Cash flow hedging adjustments, net of $2.3 tax expense					4.9	4.9
Foreign currency translation adjustment					12.4	12.4

Comprehensive income						99.8
Purchases of treasury stock (8 shares)			(.6)			(.6)
Activity under stock and deferred compensation plans (289 shares)		(3.1)	11.8			8.7
Stock-based compensation expense		7.9				7.9
Spin-off of Post cereals business				(1,012.8)	11.1	(1,001.7)

Balance, March 31, 2012	$.6	$1,962.1	$(327.7)	$101.9	$(57.6)	$1,679.3

See accompanying Notes to Condensed Consolidated Financial Statements.

RALCORP HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

(Dollars in millions except per share data)

NOTE 1—PRESENTATION OF CONDENSED FINANCIAL STATEMENTS

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

Effective February 3, 2012, Ralcorp completed the spin-off of the Post cereals business (formerly, the Branded Cereal Products segment), which is reported as discontinued operations in the accompanying financial statements. All amounts related to discontinued operations are excluded from the notes to consolidated financial statements unless otherwise indicated. See Note 4 for additional information about discontinued operations.

The segment previously referred to as Other Cereal Products, which includes private-brand and value-brand ready-to-eat cereals and the Bloomfield Bakers products (which includes nutritional bars and natural and organic specialty cookies, crackers and cereals), has been renamed the Cereal Products segment.

During the fourth quarter of fiscal 2012 and in advance of filing a Form 10-Q for the periods ended March 31 and June 30, 2012, the Company identified immaterial errors in its second quarter fiscal 2012 and 2011 financial statements included in a Form 8-K filed June 13, 2012. The errors related primarily to the finalization of accounting for the spin-off of the Post cereals business and the resulting recasting of the Company’s financial statements to reflect the Post cereals business as discontinued operations. In addition, the amounts of gains and losses on economic hedges included in the statements of earnings for the three and six months ended March 31, 2012 were incorrect by $5.7. The effect of the correction of these errors on income was to increase comprehensive income by $.9 and to decrease net earnings and earnings from continuing operations by $3.7 for the three and six months ended March 31, 2012 ($.06 and $.07 per share, respectively). The effect of the corrections on the balance sheet was to reduce total assets by $2.0, reduce total liabilities by $9.5, and increase shareholders’ equity by $7.5 as of March 31, 2012. There was no effect on total cash flows from operating, investing, or financing activities in any period, but the corrections decreased cash flows from operating activities for continuing operations by $4.7 and $2.9 for the six months ended March 31, 2011 and 2012, respectively (with offsetting changes in cash flows from operating activities for discontinued operations). These amounts have been revised since the Form 8-K filing on June 13, 2012 in presenting the accompanying financial statements for the three and six months ended March 31, 2012.

Certain amounts for prior periods have been reclassified to conform to the current period’s presentation. As discussed above, certain amounts for prior periods have been recast to separate amounts related to discontinued operations from amounts related to continuing operations.

NOTE 2—RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” This update establishes common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. generally accepted accounting principles (“GAAP”) and International Financial Reporting Standards (“IFRS”). The amendments in this update were effective for Ralcorp’s financial statements for the quarter ended March 31, 2012. The adoption of this update did not have an effect on the Company’s financial position, results of operations, or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” The objective of this update is to improve the comparability, consistency, and transparency of financial reporting to increase the prominence of items reported in other comprehensive income. This update requires that all nonowner changes in shareholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 (i.e., Ralcorp’s financial statements for the quarter ending December 31, 2012), except for those deferred by ASU No. 2011-12, “Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05,” issued in December 2011. The adoption of this update is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

In September 2011, the FASB issued ASU No. 2011-9, “Compensation—Retirement Benefits—Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan,” which provides new requirements for the disclosures that an employer should provide related to its participation in multiemployer pension plans. Plans of this type are commonly used by employers to provide benefits to union employees that may work for multiple employers during their working life and thereby accrue benefits in one plan for their retirement. The revised disclosures will provide users of financial statements with additional information about the plans in which an employer participates, the level of an employer’s participation in the plans, and financial health of significant plans. The amendments in this update are effective for Ralcorp’s annual financial statements for the year ending September 30, 2012. The adoption of this update is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

NOTE 3—RESTATEMENTS

In the fourth quarter of fiscal 2011 the Company recorded non-cash impairment charges totaling $471.4 related to intangible assets in the Branded Cereal Products segment (included in discontinued operations). These charges consisted of a goodwill impairment of $364.8 and trademark impairment charges of $106.6 (primarily related to the Honey Bunches of Oats, Post Selects, and Post trademarks). In May of 2012, the Company determined that the goodwill impairment calculation performed in the fourth quarter of fiscal 2011 resulting in the $364.8 non-cash impairment charge excluded certain deferred taxes when determining the fair value of the net assets of the Branded Cereal Products segment. The exclusion of certain deferred taxes from the impairment computation resulted in the fourth quarter impairment charge being understated by $54.0. The impairment charge is not deductible for tax purposes and therefore, it does not impact income tax expense. The Company has restated its consolidated financial statements as of and for the year ended September 30, 2011 and its condensed consolidated financial statements as of December 31, 2011 to reflect an additional non-cash goodwill impairment charge of $54.0 during the fourth quarter of fiscal 2011 and corresponding reduction in goodwill for its former Branded Cereal Products segment. The effects of the restatement adjustment on the September 30, 2011 consolidated balance sheet as previously reported and the impact of recasting the restated amounts for discontinued operations (see Note 4) are listed in the following table. Amounts affected by the restatement adjustment have been labeled as restated in the accompanying financial statements and notes.

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

In connection with the preparation of the restated financial statements, the Company identified additional errors in the footnotes to the financial statements related to the condensed financial statements of guarantors included in Note 17 of the originally filed March 31, 2011 Quarterly Report on Form 10-Q. These errors do not impact the Company’s consolidated balances and amounts. See Note 19 for additional information on the impact of these errors and the restatement of the condensed financial statements of guarantors.

NOTE 4—DISCONTINUED OPERATIONS

On February 3, 2012, the Company separated its Post cereals business (formerly, the Branded Cereal Products segment) into a new, publicly traded company (Spin-Off) called Post Holdings, Inc. (Post). The Spin-Off was completed by a pro rata distribution of approximately 80.3% of the outstanding shares of Post common stock to holders of Ralcorp common stock. Each Ralcorp shareholder received one share of Post common stock for every two shares of Ralcorp common stock held on January 30, 2012, the record date for the distribution. For U.S. federal income tax purposes, the distribution of shares of Post common stock in the Spin-Off is tax-free to Ralcorp and its shareholders, except with respect to cash received by Ralcorp shareholders in lieu of a fractional share, and the Company received a ruling from the Internal Revenue Service regarding the tax-free nature of the Spin-Off. Ralcorp received a total of $900 in cash in the Spin-Off transactions, as described in Note 17.

The Company retained approximately 19.7% of the Post common stock outstanding at February 3, 2012, reported as “Investment in Post Holdings, Inc.” and classified as available for sale. The Company’s investment does not provide the Company the ability to influence the operating or financial policies of Post and accordingly does not constitute significant continuing involvement. Furthermore, while the Company is a party to a separation agreement and various other agreements relating to the separation, including a transition services agreement (“TSA”), a tax matters agreement, an employee matters agreement and certain other commercial agreements, the Company has determined that the continuing cash flows generated by these agreements, which are expected to be eliminated within two years, and its investment in Post common stock do not constitute significant continuing involvement in the operations of Post. Accordingly, the net assets, operating results, and cash flows of Ralcorp’s Post cereals business are presented separately as discontinued operations for all periods presented through the date of the Spin-Off. No gain or loss was recognized in connection with the Spin-Off, but subsequent unrealized gains or losses on the Company’s investment in Post common stock are recognized in other comprehensive income (see Note 10). No related deferred tax impact has been recorded because the Company intends to dispose of the Post common stock in a tax-free transaction within one year.

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

The results of the Post cereals business included in discontinued operations for the three and six months ended March 31, 2012 and 2011 are summarized in the following table. Post separation costs are primarily professional services fees directly related to the Spin-Off transactions.

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Net sales	$86.6	$255.3	$301.0	$476.9
Post separation costs	(12.3)	—	(15.0)	—
Operating (loss) profit	(1.1)	60.6	31.6	113.8
(Loss) earnings before income taxes	(1.1)	60.6	31.6	113.8
Income taxes	(5.8)	(21.8)	(17.4)	(41.0)
(Loss) earnings from discontinued operations, net of income taxes	(6.9)	38.8	14.2	72.8

Ralcorp continues to purchase and sell certain products from or to Post. The amounts of the intercompany revenues and costs associated with such activities before the Spin-Off were as follows:

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Intercompany net sales	$.3	$—	$1.0	$—
Intercompany costs and expenses	(1.3)	(3.7)	(6.1)	(5.6)

During the second quarter, following the Spin-Off, Ralcorp recognized billings to Post of approximately $2.2 related to the TSA, which were included in “Other operating expenses, net” in the statement of earnings. Under the TSA, Ralcorp also collects and disburses cash on Post’s behalf. As of March 31, 2012, Ralcorp’s accounts payable include a net amount due to Post of $7.6.

At September 30, 2011, the major components of assets and liabilities of discontinued operations were as follows:

Current Assets
Receivables, net	$60.8
Inventories	66.6
Deferred income taxes	3.9
Prepaid expenses and other current assets	4.0

Total Current Assets	135.3
Property, Net	412.1
Goodwill (Restated)	1,375.2
Other Intangible Assets, Net	748.6
Other Assets	.8

Total Assets	$2,672.0

Current Liabilities
Accounts payable	$28.8
Other current liabilities	30.9

Total Current Liabilities	59.7
Deferred Income Taxes	354.6
Other Liabilities	104.9

Total Liabilities	$519.2

NOTE 5—BUSINESS COMBINATIONS

On October 3, 2011, Ralcorp completed the acquisition of the North American private-brand refrigerated dough business of Sara Lee Corporation (“Refrigerated Dough”). Refrigerated Dough business is a leading manufacturer and distributor of a full range of private-brand refrigerated dough products in the U.S. To fund the transaction, Ralcorp entered into a credit agreement consisting of a $550 term loan (see Note 16) that was repaid with a portion of the proceeds generated in connection with the separation of its Post cereals business (see Note 4). Refrigerated Dough, included in the Frozen Bakery Products segment, employs approximately 700 people and has manufacturing and distribution facilities in Carrollton, Texas and Forest Park, Georgia. The assigned goodwill is deductible for tax purposes. The purchase price allocation included $259.6 of customer relationships, trademarks, and other intangibles subject to amortization over a weighted average amortization period of approximately 15 years. Net sales and operating profit included in the statement of earnings related to this acquisition were $79.5 and $10.6, respectively, for the three months ended March 31, 2012 and $180.5 and $25.8, respectively, for the six months ended March 31, 2012.

On December 28, 2011, Ralcorp completed the acquisition of Pastificio Annoni S.p.A. (“Annoni”), a pasta manufacturer located in Bergamo, Italy. Annoni operates as a part of the Pasta segment. The assigned goodwill is not deductible for tax purposes. The purchase price allocation included $4.6 of customer relationships subject to amortization over a weighted average amortization period of 10 years. Net sales and operating profit included in the statement of earnings related to this acquisition for both the three and six months ended March 31, 2012 were $2.9 and $.1, respectively.

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

	Refrigerated Dough	Annoni
Cash	$—	$.9
Receivables	14.6	8.2
Inventories	23.1	.5
Other current assets	.1	—
Property	62.6	3.6
Goodwill	218.4	7.2
Other intangible assets	259.6	4.6

Total assets acquired	578.4	25.0

Accounts payable	(14.1)	(3.8)
Other current liabilities	(8.4)	(1.3)
Other liabilities	(3.9)	(3.1)

Total liabilities assumed	(26.4)	(8.2)

Net assets acquired	$552.0	$16.8

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

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Net sales	$1,062.2	$997.4	$2,233.3	$2,048.5
Earnings from continuing operations	29.4	45.3	73.9	88.3
Basic earnings per share from continuing operations	.53	.82	1.34	1.61
Diluted earnings per share from continuing operations	.52	.81	1.31	1.59

NOTE 6—PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company sponsors qualified and supplemental noncontributory defined benefit pension plans and other postretirement benefit plans for certain of its employees. The following table provides the components of net periodic benefit cost for the plans.

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Pension Benefits
Service cost	$.6	$.4	$1.3	$.9
Interest cost	3.0	2.7	5.9	5.5
Expected return on plan assets	(4.6)	(4.2)	(9.3)	(8.5)
Amortization of net loss	1.6	1.1	3.2	2.2

Net periodic benefit cost	$.6	$—	$1.1	$.1

Other Postretirement Benefits
Service cost	$.1	$(.1)	$.1	$(.1)
Interest cost	.4	.4	.9	.8
Amortization of net loss	.1	.1	.2	—

Net periodic benefit cost	$.6	$.4	$1.2	$.7

NOTE 7—AMOUNTS RELATED TO PLANT CLOSURES

During the quarter ended March 31, 2012, the leased manufacturing facility of the Bloomfield business in Los Alamitos, California was closed after relinquishing co-manufacturing business that did not meet minimum margin requirements. The Company has moved all remaining production to, and is rescaling its co-manufacturing operations at, a nearby facility within the Cereal Products segment. The project is expected to be substantially completed by June 30, 2012.

Also, during the quarter ended March 31, 2012, management finalized a plan to close the Poteau, Oklahoma manufacturing facility of the Snacks, Sauces & Spreads segment. The plant’s production of crackers and cookies will be transferred to the Company’s cracker and cookie plant in Princeton, Kentucky to realize cost savings through capacity rationalization. The closure is expected to occur in June 2012 and to be substantially completed by September 30, 2012, pending the sale of the property.

Property associated with plants in Billerica, Massachusetts and Blue Island, Illinois (closed in fiscal 2008 and 2007, respectively) has not yet been sold, and the Company continues to incur impairment losses resulting from declines in the real estate market, as well as continuing costs of ownership.

Amounts related to plant closures are shown in the following table. Costs are recognized in “Other operating expenses” in the statements of operations, and are not included in the measure of segment performance for any segment. There were no significant liability balances related to plant closure activities at March 31, 2012 or September 30, 2011.

	Three Months Ended		Six Months Ended		Cumulative	Total
	March 31,		March 31,		as of	Expected to
	2012	2011	2012	2011	March 31, 2012	be Incurred
Los Alamitos:
Employee termination benefits	$.5	$—	$.5	$—	$.5	$.5
Losses on property	.4	—	.4	—	.4	.4
Other associated costs	.2	—	.2	—	.2	.4

Total Los Alamitos	1.1	—	1.1	—	1.1	1.3

Poteau:
Employee termination benefits	—	—	—	—	—	2.3
Losses on property	4.9	—	4.9	—	4.9	4.9
Other associated costs	—	—	—	—	—	2.5

Total Poteau	4.9	—	4.9	—	4.9	9.7

Billerica and Blue Island	.7	.2	.8	.4	10.5	10.8

	$6.7	$.2	$6.8	$.4	$16.5	$21.8

NOTE 8—EARNINGS PER SHARE

The weighted average shares outstanding for basic and diluted earnings per share were as follows (in thousands):

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Weighted Average Shares for Basic Earnings per Share	55,168	54,769	55,091	54,736
Dilutive effect of:
Stock options	152	244	178	255
Stock appreciation rights	731	246	666	234
Restricted stock awards	212	249	207	239

Weighted Average Shares for Diluted Earnings per Share	56,263	55,508	56,142	55,464

The following schedule shows stock appreciation rights (“SARs”) which were outstanding and could potentially dilute basic earnings per share in the future but which were not included in the computation of diluted earnings per share for the periods indicated because to do so would have been antidilutive (in thousands).

	Six Months Ended March 31, 2012		Six Months Ended March 31, 2011
	First Quarter	Second Quarter	First Quarter	Second Quarter
SARs at $66.07 per share	—	—	504	497
SARs at $58.79 per share	—	—	8	—
SARs at $56.27 per share	—	—	372	—
SARs at $57.14 per share	—	—	13	13
SARs at $57.45 per share	—	—	536	536
SARs at $61.98 per share	—	—	6	6
SARs at $62.03 per share	—	—	—	3
SARs at $61.95 per share	—	—	—	6
SARs at $74.65 per share	—	491	—	—

NOTE 9—DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING

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

The Post cereals business participated in Ralcorp’s hedging program before the Spin-Off (see Note 4). The fair value of the derivative instruments has not been reflected as assets or liabilities of discontinued operations as of September 30, 2011 because Post was not legally a party to the underlying derivative instruments and because there are no significant instruments that were allocable only to Post. As of September 30, 2011, the amount of Ralcorp’s net derivative liability that was related to Post was $10.3. The amounts of derivative effects of hedging allocated to Post (and included in earnings from discontinued operations on the statements of operations) was a gain of $.2 and a loss of $2.0 for the three and six months ended March 31, 2012, respectively, and a loss of $.7 and a gain of $.1 for the three and six months ended March 31, 2011, respectively. Amounts related to Post are included in the amounts disclosed in the rest of this note. As of the Spin-Off date, Post no longer participated in the Ralcorp derivative instrument program and no net derivative liability or asset was outstanding.

For the six months ended March 31, 2012, the Company’s derivative instruments consisted of commodity contracts (options, futures, and swaps) used as cash flow or economic hedges on purchases of raw materials (ingredients and packaging) and energy (fuel), and foreign currency forward contracts used as cash flow hedges on receipts of foreign currency-denominated accounts receivable. Certain commodity-related derivatives do not meet the criteria for cash flow hedge accounting or simply are not designated as hedging instruments; nonetheless, they are economic hedges used to manage the future cost of raw materials. The following table shows the notional amounts of derivative instruments held.

	Mar. 31,	Dec. 31,	Sept. 30,
	2012	2011	2011
Raw materials (thousands of pounds)	33,080	124,900	1,395,470
Natural gas (thousands of MMBTUs)	1,164	1,990	3,885
Other fuel (thousands of gallons)	4,757	10,627	12,966
Currency (thousands of dollars)	35,250	59,000	83,250

The following table shows the fair value and balance sheet location of the Company’s derivative instruments as of March 31, 2012 and September 30, 2011, all of which were designated as hedging instruments under ASC Topic 815 except $12.8 and $34.3, respectively, of commodity contracts in a net liability position.

	Fair Value
	Mar. 31	Sept. 30,
	2012	2011	Balance Sheet Location
Liability Derivatives
Commodity contracts	$24.7	$49.0	Other current liabilities
Foreign exchange contracts	—	4.1	Other liabilities

	$24.7	$53.1

Asset Derivatives
Commodity contracts	$1.3	$.3	Prepaid expenses and other current assets
Foreign exchange contracts	.2	—	Prepaid expenses and other current assets

	$1.5	$.3

The following tables illustrate the effects of the Company’s derivative instruments on the statements of earnings and other comprehensive income or loss (“OCI”) for the three months ended March 31, 2012 and 2011.

Derivatives in ASC Topic 815 Cash Flow	Amount of Gain (Loss) Recognized in OCI [Effective Portion]		Gain (Loss) Reclassified from Accumulated OCI into Earnings [Effective Portion]		Gain (Loss) Recognized in Earnings [Ineffective Portion and Amount Excluded from Effectiveness Testing]
Hedging Relationships	2012	2011	2012	2011	2012	2011	Location in Earnings
Commodity contracts	$(.5)	$8.4	$(5.6)	$8.8	$.1	$.1	Cost of goods sold
Foreign exchange contracts	1.1	.7	.3	1.4	—	—	SG&A expenses
Interest rate contracts	—	—	(.3)	(.4)	—	—	Interest expense, net

	$.6	$9.1	$(5.6)	$9.8	$.1	$.1

Derivatives Not Designated as Hedging Instruments	Amount of Gain (Loss) Recognized in Earnings		Location of Gain (Loss)
Under ASC Topic 815	2012	2011	Recognized in Earnings
Commodity contracts	$(2.6)	$6.0	Cost of goods sold

The following tables illustrate the effects of the Company’s derivative instruments on the statements of earnings and OCI for the six months ended March 31, 2012 and 2011.

Derivatives in	Amount of Gain (Loss) Recognized in OCI		Gain (Loss) Reclassified from Accumulated OCI into Earnings		Gain (Loss) Recognized in Earnings [Ineffective Portion and Amount Excluded from
ASC Topic 815 Cash Flow	[Effective Portion]		[Effective Portion]		Effectiveness Testing]
Hedging Relationships	2012	2011	2012	2011	2012	2011	Location in Earnings
Commodity contracts	$(1.3)	$27.6	$(3.9)	$9.1	$.5	$—	Cost of goods sold
Foreign exchange contracts	3.5	2.5	(.4)	2.1	—	—	SG&A expenses
Interest rate contracts	—	—	(.7)	(.8)	—	—	Interest expense, net

	$2.2	$30.1	$(5.0)	$10.4	$.5	$—

Derivatives in	Amount of Gain (Loss)
ASC Topic 815 Fair Value	Recognized in Earnings		Location of Gain (Loss)
Hedging Relationships	2012	2011	Recognized in Earnings
Commodity contracts	$—	$(.1)	Cost of goods sold

Derivatives Not Designated	Amount of Gain (Loss)
as Hedging Instruments	Recognized in Earnings		Location of Gain (Loss)
Under ASC Topic 815	2012	2011	Recognized in Earnings
Commodity contracts	$(8.4)	$10.8	Cost of goods sold

Accumulated OCI included a $26.5 net loss on cash flow hedging instruments before taxes ($16.4 after taxes) at March 31, 2012, compared to a $33.7 net loss before taxes ($21.3 after taxes) at September 30, 2011. Approximately $9.5 of net cash flow hedge gains included in accumulated OCI at March 31, 2012 is expected to be reclassified into earnings within the next twelve months. For gains or losses associated with commodity contracts, the reclassification will occur when the products produced with hedged materials are sold. For gains or losses associated with foreign exchange contracts, the reclassification will occur as hedged foreign currency-denominated accounts receivable are received. For gains or losses associated with interest rate swaps, the reclassification occurs on a straight-line basis over the term of the related debt.

Certain of the Company’s derivative instruments contain provisions that require the Company to post collateral when the derivatives in liability positions exceed a specified threshold, and others require collateral even when the derivatives are in asset positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on March 31, 2012 and September 30, 2011 was $9.9 and $3.9, respectively, and the related collateral required was $.7 and $8.2 at March 31, 2012 and September 30, 2011, respectively.

NOTE 10—FAIR VALUE MEASUREMENTS

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis and the basis for that measurement according to the levels in the fair value hierarchy in ASC Topic 820:

	March 31, 2012			September 30, 2011
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Marketable securities	$.8	$.8	$—	$8.2	$8.2	$—
Investment in Post Holdings, Inc.	223.1	223.1		—	—	—
Derivative assets	1.5	—	1.5	.3	—	.3
Deferred compensation investment	25.0	25.0	—	22.9	22.9	—

	$250.4	$248.9	$1.5	$31.4	$31.1	$.3

Liabilities
Derivative liabilities	$24.7	$—	$24.7	$53.1	$—	$53.1
Deferred compensation liabilities	30.3	—	30.3	36.5	—	36.5

	$55.0	$—	$55.0	$89.6	$—	$89.6

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

The Company’s marketable securities consist of U.S. Treasury Bills. Fair value for marketable securities and the Company’s investment in Post stock is measured using the market approach based on quoted prices in active markets. As of March 31, 2012, the Post stock had a fair value of $223.1 and a cost basis of $245.0, with $21.9 of net losses in accumulated other comprehensive income.

The Company utilizes the income approach to measure fair value for its derivative assets and liabilities (which include commodity options and swaps, an interest rate swap, and foreign currency forward contracts). The income approach uses pricing models that rely on market observable inputs such as yield curves, currency exchange rates, and forward prices.

The deferred compensation investment is invested primarily in mutual funds and its fair value is measured using the market approach. This investment is in the same funds and purchased in substantially the same amounts as the participants’ selected investment options (excluding Ralcorp and Post Holdings, Inc. common stock equivalents), which represent the underlying liabilities to participants in the Company’s deferred compensation plans. Deferred compensation liabilities are recorded at amounts due to participants in cash, based on the fair value of participants’ selected investment options (excluding certain Ralcorp common stock equivalents to be distributed in shares) using the market approach.

The carrying amounts reported on the consolidated balance sheets for cash and cash equivalents, receivables, and accounts and notes payable approximate fair value because of the short maturities of these financial instruments (Level 2). The carrying amount of the Company’s variable rate long-term debt (see Note 17) approximates fair value because the interest rates are adjusted to market frequently (Level 2). Based on the discounted amount of future cash flows, using Ralcorp’s incremental rate of borrowing for similar debt, the Company’s fixed rate debt (which had a carrying amount of $1,940.9 as of March 31, 2012 and $1,951.6 as of September 30, 2011) had an estimated (Level 2) fair value of $2,247.2 as of March 31, 2012 and $2,070.1 as of September 30, 2011.

NOTE 11—INVENTORIES

The reported value of inventories consisted of:

	Mar. 31, 2012	Sept. 30, 2011
Raw materials and supplies	$185.4	$184.7
Finished products	263.2	239.4

	$448.6	$424.1

NOTE 12—PROPERTY, NET

The reported value of property, net, consisted of:

	Mar. 31, 2012	Sept. 30, 2011
Property at cost	$1,539.6	$1,424.3
Accumulated depreciation	(692.2)	(641.1)

	$847.4	$783.2

NOTE 13—GOODWILL

The changes in the carrying amount of goodwill by reportable segment (see Note 18) were as follows:

	Cereal Products	Snacks, Sauces & Spreads	Frozen Bakery Products	Pasta	Total
Balance, September 30, 2011
Goodwill (gross)	$47.2	$292.8	$366.3	$534.1	$1,240.4
Accumulated impairment losses	—	(79.5)	—	—	(79.5)

Goodwill (net)	$47.2	$213.3	$366.3	$534.1	$1,160.9
Goodwill acquired	—	—	218.4	7.2	225.6
Currency translation adjustment	—	2.1	2.7	.1	4.9

Balance, March 31, 2012
Goodwill (gross)	$47.2	$294.9	$587.4	$541.4	$1,470.9
Accumulated impairment losses	—	(79.5)	—	—	(79.5)

Goodwill (net)	$47.2	$215.4	$587.4	$541.4	$1,391.4

NOTE 14—OTHER INTANGIBLE ASSETS, NET

The reported value of other intangible assets, net, consisted of:

	Mar. 31, 2012	Sept. 30, 2011
Subject to amortization:
Computer software	$64.2	$75.3
Customer relationships	901.3	683.0
Trademarks/brands	36.0	35.5
Other	61.9	13.1

	1,063.4	806.9
Accumulated amortization	(252.2)	(219.8)

	$811.2	$587.1
Not subject to amortization:
Trademarks/brands	180.8	180.8

	$992.0	$767.9

Amortization expense related to intangible assets was:

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Computer software	$1.2	$1.8	$3.2	$3.6
Customer relationships	17.8	13.4	35.5	26.9
Trademarks/brands	.6	.6	1.2	1.1
Other	.5	.5	1.0	1.0

	$20.1	$16.3	$40.9	$32.6

For the intangible assets recorded as of March 31, 2012, total amortization expense of $81.7, $73.3, $69.5, $65.9, and $63.3 is scheduled for fiscal 2012, 2013, 2014, 2015, and 2016, respectively.

NOTE 15—CONTINGENCIES

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

Two subsidiaries of the Company are subject to three lawsuits brought by former employees currently pending in separate California state courts alleging, among other things, that employees did not receive statutorily mandated meal breaks resulting in incorrect payment of wages, inaccurate wage statements, unpaid overtime and incorrect payments to terminated employees. Each of these suits was filed as a class action and seeks to include in the class certain current and former employees of the respective subsidiary involved. In each case, the plaintiffs are seeking unpaid wages, interest, attorneys’ fees, compensatory and other monetary damages, statutory penalties, and injunctive relief. No determination has been made by any court regarding class certification. In April 2012, the Company, plaintiffs and a third party staffing agency formerly used by the Company agreed to the terms of a proposed settlement with respect to these suits. Under the terms of the proposed settlement, the Company has agreed to pay $4.4 in order to resolve these claims. The Company accrued $4.4 related to the proposed settlement during the quarter ended March 31, 2012. Under the terms of the proposed settlement, however, it is possible that up to $1.5 could be returned to the Company depending upon the number of current and former employees who participate in the settlement. The proposed settlement requires court approval which the Company expects will occur during the fourth quarter of fiscal 2012.

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

NOTE 16—SHORT-TERM FINANCING ARRANGEMENTS

The Company has an agreement to sell, on an ongoing basis, all of the trade accounts receivable of certain of its subsidiaries to a wholly owned, bankruptcy-remote subsidiary named Ralcorp Receivables Corporation (“RRC”). As of March 31, 2012, the accounts receivable of the American Italian Pasta Company, Bloomfield Bakers, Medallion Foods, and foreign subsidiaries had not been incorporated into the agreement and were not being sold to RRC. RRC can in turn sell up to $110.0 of ownership interests in qualifying receivables to bank commercial paper conduits. Ralcorp continues to service the receivables (with no significant servicing assets or liabilities) and remits collections to RRC, who remits the appropriate portion to the conduits as part of a monthly net settlement including the sale of an additional month of receivables. Interest incurred on the funding received from the conduits totaled zero and $.3, respectively, in the three and six months ended March 31, 2012 and $.4 and $.7, respectively, in the three and six months ended March 31, 2011.

In December 2010, the Company entered into uncommitted credit arrangements with banks totaling $150.0. The arrangements expired in December 2011.

On October 3, 2011, the Company entered into a credit agreement (“2011 Credit Agreement”) consisting of a $550 term loan. Borrowings under the agreement incurred interest at the Company’s choice of either (1) LIBOR plus the applicable margin rate (currently 1.50%) or (2) the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate, (c) the “Adjusted LIBOR Rate” plus 1%. As described in Note 17, Ralcorp repaid these borrowings and terminated this agreement on January 20, 2012.

As of March 31, 2012, funding from the receivables securitization was zero. As of September 30, 2011, funding from the receivables securitization was $105.0 at a weighted average interest rate of 1.22%, and borrowings under the uncommitted credit arrangements were zero. These amounts are reflected on the Company’s consolidated balance sheet in “Notes payable to banks.”

NOTE 17—LONG-TERM DEBT

The reported value of long-term debt consisted of:

	March 31, 2012		September 30, 2011
	Balance	Rate	Balance	Rate
Fixed Rate Senior Notes, Series C	$50.0	5.43%	$50.0	5.43%
Fixed Rate Senior Notes, Series D	21.4	4.76%	32.1	4.76%
Fixed Rate Senior Notes, Series E	100.0	5.57%	100.0	5.57%
Fixed Rate Senior Notes, Series F	75.0	5.43%	75.0	5.43%
Fixed Rate Senior Notes, Series I-1	75.0	5.56%	75.0	5.56%
Fixed Rate Senior Notes, Series I-2	25.0	5.58%	25.0	5.58%
Fixed Rate Senior Notes, Series J	100.0	5.93%	100.0	5.93%
Fixed Rate Senior Notes maturing 2018	577.5	7.29%	577.5	7.29%
Floating Rate Senior Notes maturing 2018	20.0	3.04%	20.0	2.80%
Fixed Rate Senior Notes maturing 2020	67.0	7.39%	67.0	7.39%
4.95% Senior Notes maturing 2020	300.0	4.95%	300.0	4.95%
Fixed Rate Senior Notes maturing 2039	450.0	6.63%	450.0	6.63%
Fixed Rate Senior Notes, Series 2009A	50.0	7.45%	50.0	7.45%
Fixed Rate Senior Notes, Series 2009B	50.0	7.60%	50.0	7.60%
2010 Revolving Credit Agreement	—	n/a	19.9	2.62%
2010 Term Loan	—	n/a	190.0	2.75%

	1,960.9		2,181.5
Plus: Unamortized premium (discount), net	3.1		3.1
Plus: Unamortized adjustment related to interest rate fair value hedge	17.2		18.6
Less: Current portion	(85.7)		(30.7)

	$1,895.5		$2,172.5

On January 17, 2012, Ralcorp amended its indenture associated with its notes dated as of August 4, 2008 (“Indenture”). In addition, the holders consented to certain matters in connection with the separation of the Post cereals business, discussed in Note 4. As amended:

•

The Indenture contains covenants that limit Ralcorp’s ability and the ability of Ralcorp’s subsidiaries to, among other things: cause Ralcorp’s leverage ratio to exceed 3.5 to 1 at the end of any fiscal quarter, without paying additional interest, or cause Ralcorp’s leverage ratio to exceed 3.75 to 1, at the end of any fiscal quarter, or 3.5 to 1, for the two successive fiscal quarters immediately following a period during which it exceeded 3.5 to 1, in any case; cause Ralcorp’s consolidated adjusted net worth to fall below a specified amount; incur priority debt in an amount exceeding 20% of Ralcorp’s consolidated adjusted net worth; sell assets, including the stock of its subsidiaries; create certain liens; engage in transactions with affiliates; merge or consolidate with other entities; change the nature of its business or violate foreign assets control regulations. These covenants are subject to important exceptions and qualifications set forth in the Indenture.

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

NOTE 18—SEGMENT INFORMATION

Management evaluates each segment’s performance based on its segment operating profit, which is its operating profit before impairments of intangible assets, costs related to plant closures, and other unallocated corporate income and expenses. Effective in the second fiscal quarter of fiscal 2012, the segment previously referred to as Other Cereal Products, which includes private-brand and value-brand ready-to-eat cereals and the Bloomfield Bakers products (which includes nutritional bars and natural and organic specialty cookies, crackers and cereals), has been renamed Cereal Products. The following tables present information about the Company’s operating segments, which are also its reportable segments, including corresponding amounts for the prior year.

	Three Months Ended March 31,		Six Months Ended March 31,
	2012	2011	2012	2011
Net Sales
Cereal Products	$219.9	$198.9	$446.1	$403.6
Snacks, Sauces & Spreads	407.7	382.2	881.3	799.6
Frozen Bakery Products	275.3	192.7	583.3	386.4
Pasta	159.3	143.5	318.0	279.4

Total	$1,062.2	$917.3	$2,228.7	$1,869.0

Segment Operating Profit
Cereal Products	$20.3	$22.5	$49.1	$45.0
Snacks, Sauces & Spreads	32.8	33.3	73.9	70.7
Frozen Bakery Products	26.7	22.9	60.7	45.9
Pasta	25.5	36.6	52.2	64.8

Total segment operating profit	105.3	115.3	235.9	226.4
Interest expense, net	(32.0)	(33.8)	(66.4)	(69.5)
Adjustments for economic hedges	(2.8)	4.9	(8.0)	8.8
Merger and integration costs	(1.8)	(.1)	(7.4)	(.3)
Accelerated amortization of intangible assets	(1.2)	(1.2)	(2.5)	(2.5)
Provision for legal settlement	(4.4)	—	(4.4)	(2.5)
Amounts related to plant closures	(6.7)	(.2)	(6.8)	(.4)
Stock-based compensation expense	(5.5)	(3.4)	(8.2)	(6.7)
Systems upgrade and conversion costs	(1.6)	(1.5)	(3.2)	(3.9)
Other unallocated corporate expenses	(10.9)	(10.3)	(22.0)	(21.5)

Earnings from Continuing Operations before Income Taxes	$38.4	$69.7	$107.0	$127.9

Depreciation and Amortization
Cereal Products	$5.0	$5.4	$10.3	$10.9
Snacks, Sauces & Spreads	10.8	10.2	21.4	20.5
Frozen Bakery Products	17.3	9.7	34.2	19.7
Pasta	13.0	13.1	25.7	26.3
Corporate	2.7	3.3	6.6	6.5

Total	$48.8	$41.7	$98.2	$83.9

	Mar. 31, 2012	Sept. 30, 2011
Assets		(Restated)
Cereal Products	$261.4	$263.4
Snacks, Sauces & Spreads	807.5	799.0
Frozen Bakery Products	1,266.1	712.9
Pasta	1,464.5	1,463.0

Total segment assets	3,799.5	3,238.3
Cash and cash equivalents	131.4	50.0
Assets of discontinued operations	—	2,672.0
Investment in Post Holdings, Inc.	223.1	—
Other unallocated corporate assets	298.7	318.9

Total	$4,452.7	$6,279.2

NOTE 19—CONDENSED FINANCIAL STATEMENTS OF GUARANTORS

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

In May of 2012, the Company identified errors in the condensed financial statements of guarantors included in the previously filed Quarterly Report on Form 10-Q for the quarter ended March 31, 2011. The Company has restated its condensed financial statements of guarantors as of September 30, 2011 and for the quarter and six months ended March 31, 2011. The effect of the restatement adjustments on the condensed consolidated financial statements of guarantors as previously reported for these periods is disclosed in the following tables (which do not reflect recasting for discontinued operations). The errors are described in the legend following the tables.

Condensed Consolidating Statements of Earnings

	Three Months Ended March 31, 2011
	Parent Company		Guarantor Subsidiaries		Non-Guarantor Subsidiaries		Eliminations		Consolidated
	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated
Other intercompany revenues[4]	$.4	$.4	$2.9	$2.9	$12.2	$15.7	$(15.5)	$(19.0)	$—	$—
Gross Profit	40.6	40.6	293.0	293.0	21.9	25.4	(15.5)	(19.0)	340.0	340.0
Selling, general and administrative expenses[3,4]	(30.6)	(30.6)	(122.8)	(127.4)	(17.9)	(16.8)	15.5	19.0	(155.8)	(155.8)
Operating Profit	8.3	8.3	153.2	148.6	2.6	7.2	—	—	164.1	164.1
Interest (expense) income, net[3]	(34.2)	(34.2)	.9	.2	1.3	.2	—	—	(33.8)	(33.8)
Earnings before Income Taxes and Equity Earnings	(25.9)	(25.9)	152.3	148.8	3.9	7.4	—	—	130.3	130.3
Income taxes[3]	9.3	9.3	(55.0)	(53.7)	(1.3)	(2.6)	—	—	(47.0)	(47.0)
Earnings before Equity Earnings	(16.6)	(16.6)	97.3	95.1	2.6	4.8	—	—	83.3	83.3
Net Earnings	83.3	83.3	96.3	94.1	2.6	4.8	(98.9)	(98.9)	83.3	83.3

	Six Months Ended March 31, 2011
	Parent Company		Guarantor Subsidiaries		Non-Guarantor Subsidiaries		Eliminations		Consolidated
	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated
Other intercompany revenues[4]	$.9	$.9	$5.6	$5.6	$24.5	$31.8	$(31.0)	$(38.3)	$—	$—
Gross Profit	79.6	79.6	559.7	559.7	49.7	57.0	(31.0)	(38.3)	658.0	658.0
Selling, general and administrative expenses[3],4	(62.1)	(62.1)	(236.2)	(244.6)	(36.0)	(34.9)	31.0	38.3	(303.3)	(303.3)
Operating Profit	14.1	14.1	286.4	278.0	10.7	19.1	—	—	311.2	311.2
Interest (expense) income, net[3]	(70.3)	(70.3)	(.7)	.4	1.5	.4	—	—	(69.5)	(69.5)
Earnings before Income Taxes and Equity Earnings	(56.2)	(56.2)	285.7	278.4	12.2	19.5	—	—	241.7	241.7
Income taxes[3]	20.2	20.2	(102.9)	(100.2)	(4.4)	(7.1)	—	—	(87.1)	(87.1)
Earnings before Equity Earnings	(36.0)	(36.0)	182.8	178.2	7.8	12.4	—	—	154.6	154.6
Net Earnings	154.6	154.6	183.4	178.8	7.8	12.4	(191.2)	(191.2)	154.6	154.6

Condensed Consolidating Balance Sheets

	September 30, 2011
	Parent Company		Guarantor Subsidiaries		Non-Guarantor Subsidiaries		Eliminations		Consolidated
	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated
Receivables, net[2,3,4]	$57.5	$55.7	$70.0	$49.4	$284.7	$310.8	$(1.8)	$(5.5)	$410.4	$410.4
Total Current Assets	151.2	149.4	480.4	459.8	368.2	394.3	(5.1)	(8.8)	994.7	994.7
Intercompany Notes and Interest[3,4]	—	—	88.8	88.8	130.7	106.8	(219.5)	(195.6)	—	—
Investment in Subsidiaries[1,2,3,4]	4,921.9	4,873.5	267.7	271.4	—	—	(5,189.6)	(5,144.9)	—	—
Deferred Income Taxes[2]	141.0	85.4	—	—	—	—	(141.0)	(85.4)	—	—
Goodwill[1]	—	—	2,491.0	2,437.0	99.1	99.1	—	—	2,590.1	2,536.1
Other Assets[3]	11.5	35.3	24.9	1.1	.2	.2	—	—	36.6	36.6
Total Assets	5,326.5	5,244.5	5,735.7	5,641.0	826.2	828.4	(5,555.2)	(5,434.7)	6,333.2	6,279.2
Accounts payable[3]	74.7	74.7	201.8	205.5	41.8	41.8	(5.1)	(8.8)	313.2	313.2
Other current liabilities[2]	120.2	116.1	84.5	88.6	18.3	18.3	—	—	223.0	223.0
Total Current Liabilities	225.6	221.5	286.3	294.1	165.1	165.1	(5.1)	(8.8)	671.9	671.9
Intercompany Notes and Interest[3,4]	115.6	91.7	15.1	15.1	88.8	88.8	(219.5)	(195.6)	—	—
Deferred Income Taxes[2]	—	—	765.5	709.9	11.1	11.1	(141.0)	(85.4)	635.6	635.6
Total Liabilities	2,707.3	2,679.3	1,070.1	1,022.3	302.2	302.2	(365.6)	(289.8)	3,714.0	3,714.0
Other shareholders’ equity[1,2,3,4]	2,618.6	2,564.6	4,665.6	4,618.7	524.0	526.2	(5,189.6)	(5,144.9)	2,618.6	2,564.6
Total Shareholders’ Equity	2,619.2	2,565.2	4,665.6	4,618.7	524.0	526.2	(5,189.6)	(5,144.9)	2,619.2	2,565.2
Total Liabilities and Shareholders’ Equity	5,326.5	5,244.5	5,735.7	5,641.0	826.2	828.4	(5,555.2)	(5,434.7)	6,333.2	6,279.2

Condensed Consolidating Statements of Cash Flows

	Six Months Ended March 31, 2011
	Parent Company		Guarantor Subsidiaries		Non-Guarantor Subsidiaries		Eliminations		Consolidated
	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated
Net Cash Provided (Used) by Operating Activities[2,3,4,5]	$370.3	$184.0	$(56.1)	$314.1	$(87.4)	$(98.7)	$—	$(172.6)	$226.8	$226.8
Intercompany investments and advances[2,3,4,5]	(97.5)	—	117.2	—	(19.7)	—	—	—	—	—
Payments for equity contributions[5]	—	(9.8)	—	—	—	—	—	9.8	—	—
Proceeds from equity distributions[5]	—	80.3	—	—	—	—	—	(80.3)	—	—
Payments for intercompany lending[5]	—	—	—	—	—	(66.8)	—	66.8	—	—
Receipt of intercompany loan repayments[5]	—	—	—	—	—	48.5	—	(48.5)	—	—
Net Cash Provided (Used) by Investing Activities	(102.9)	65.1	72.3	(44.9)	(21.1)	(19.7)	—	(52.2)	(51.7)	(51.7)
Changes in book cash overdrafts[3]	8.6	8.6	(15.6)	(18.5)	—	2.9	—	—	(7.0)	(7.0)
Proceeds from equity contributions[5]	—	—	—	.9	—	8.9	—	(9.8)	—	—
Payments for equity distributions[5]	—	—	—	(251.0)	—	(1.9)	—	252.9	—	—
Proceeds from intercompany borrowing[5]	—	66.8	—	—	—	—	—	(66.8)	—	—
Repayments of intercompany loans[5]	—	(48.5)	—	—	—	—	—	48.5	—	—
Net Cash (Used) Provided by Financing Activities	(267.6)	(249.3)	(15.7)	(268.7)	119.0	128.9	—	224.8	(164.3)	(164.3)

[1]	The calculated amount of impairment of intangible assets was incorrect as discussed in Note 3.
[2]	Transactions were not recorded in the correct legal entity, and the amounts were not properly reclassified to the correct column.
[3]	Clerical errors led to misclassifications between columns and between line items.
[4]	Intercompany amounts related to the receivables securitization program discussed in Note 16 were not correctly calculated or reported.
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

Condensed Consolidating Statements of Earnings

	Three Months Ended March 31, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$138.1	$892.6	$74.8	$(43.3)	$1,062.2
Other intercompany revenues	.5	1.7	13.8	(16.0)	—
Cost of goods sold	(105.7)	(718.7)	(64.0)	43.3	(845.1)

Gross Profit	32.9	175.6	24.6	(16.0)	217.1
Selling, general and administrative expenses	(41.2)	(73.7)	(17.6)	16.0	(116.5)
Amortization of intangible assets	(.7)	(17.9)	(1.5)	—	(20.1)
Other operating expenses, net	1.7	(11.8)	—	—	(10.1)

Operating Profit	(7.3)	72.2	5.5	—	70.4
Interest (expense) income, net	(32.7)	.4	.3	—	(32.0)

(Loss) Earnings from Continuing Operations before Income Taxes and Equity Earnings	(40.0)	72.6	5.8	—	38.4
Income taxes	14.1	(19.4)	(3.7)	—	(9.0)
Equity in earnings of subsidiaries	55.9	(2.1)	—	(53.8)	—

Earnings from Continuing Operations	30.0	51.1	2.1	(53.8)	29.4
(Loss) earnings from discontinued operations, net of income taxes	(7.5)	—	.6	—	(6.9)

Net Earnings	$22.5	$51.1	$2.7	$(53.8)	$22.5

	Three Months Ended March 31, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
		(Restated)	(Restated)
Net Sales	$126.5	$749.4	$73.4	$(32.0)	$917.3
Other intercompany revenues	.4	1.8	16.8	(19.0)	—
Cost of goods sold	(87.4)	(581.1)	(65.8)	32.0	(702.3)

Gross Profit	39.5	170.1	24.4	(19.0)	215.0
Selling, general and administrative expenses	(33.2)	(65.6)	(14.7)	19.0	(94.5)
Amortization of intangible assets	(1.4)	(13.5)	(1.4)	—	(16.3)
Other operating expenses, net	(.3)	(.4)	—	—	(.7)

Operating Profit	4.6	90.6	8.3	—	103.5
Interest (expense) income, net	(34.2)	.2	.2	—	(33.8)

(Loss) Earnings from Continuing Operations before Income Taxes and Equity Earnings	(29.6)	90.8	8.5	—	69.7
Income taxes	10.6	(31.5)	(4.3)	—	(25.2)
Equity in earnings of subsidiaries	99.9	(1.0)	—	(98.9)	—

Earnings from Continuing Operations	80.9	58.3	4.2	(98.9)	44.5
Earnings from discontinued operations, net of income taxes	2.4	—	36.4	—	38.8

Net Earnings	$83.3	$58.3	$40.6	$(98.9)	$83.3

	Six Months Ended March 31, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Sales	$283.5	$1,870.0	$157.0	$(81.8)	$2,228.7
Other intercompany revenues	1.0	3.9	31.6	(36.5)	—
Cost of goods sold	(216.8)	(1,507.2)	(131.1)	81.8	(1,773.3)

Gross Profit	67.7	366.7	57.5	(36.5)	455.4
Selling, general and administrative expenses	(77.2)	(156.8)	(30.1)	36.5	(227.6)
Amortization of intangible assets	(2.3)	(35.6)	(3.0)	—	(40.9)
Other operating expenses, net	(1.0)	(12.4)	(.1)	—	(13.5)

Operating Profit	(12.8)	161.9	24.3	—	173.4
Interest (expense) income, net	(66.8)	.8	(.4)	—	(66.4)

(Loss) Earnings from Continuing Operations before Income Taxes and Equity Earnings	(79.6)	162.7	23.9	—	107.0
Income taxes	28.1	(52.6)	(8.9)	—	(33.4)
Equity in earnings of subsidiaries	148.2	3.7	—	(151.9)	—

Earnings from Continuing Operations	96.7	113.8	15.0	(151.9)	73.6
(Loss) earnings from discontinued operations, net of income taxes	(8.9)	—	23.1	—	14.2

Net Earnings	$87.8	$113.8	$38.1	$(151.9)	$87.8

	Six Months Ended March 31, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
		(Restated)	(Restated)	(Restated)
Net Sales	$262.3	$1,509.2	$157.8	$(60.3)	$1,869.0
Other intercompany revenues	.9	3.7	33.7	(38.3)	—
Cost of goods sold	(185.5)	(1,182.0)	(138.6)	60.3	(1,445.8)

Gross Profit	77.7	330.9	52.9	(38.3)	423.2
Selling, general and administrative expenses	(67.4)	(129.9)	(30.7)	38.3	(189.7)
Amortization of intangible assets	(2.7)	(26.9)	(3.0)	—	(32.6)
Other operating expenses, net	(.7)	(2.8)	—	—	(3.5)

Operating Profit	6.9	171.3	19.2	—	197.4
Interest (expense) income, net	(70.3)	.4	.4	—	(69.5)

(Loss) Earnings from Continuing Operations before Income Taxes and Equity Earnings	(63.4)	171.7	19.6	—	127.9
Income taxes	22.8	(59.5)	(9.4)	—	(46.1)
Equity in earnings of subsidiaries	190.6	.6	—	(191.2)	—

Earnings from Continuing Operations	150.0	112.8	10.2	(191.2)	81.8
Earnings from discontinued operations, net of income taxes	4.6	—	68.2	—	72.8

Net Earnings	$154.6	$112.8	$78.4	$(191.2)	$154.6

Condensed Consolidating Balance Sheets

	March 31, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$69.3	$—	$67.1	$(5.0)	$131.4
Marketable securities	.8	—	—	—	.8
Investment in Post Holdings, Inc.	223.1	—	—	—	223.1
Receivables, net	56.3	69.4	222.6	(3.2)	345.1
Inventories	72.4	352.7	23.5	—	448.6
Deferred income taxes	14.4	—	.2	(.4)	14.2
Prepaid expenses and other current assets	8.7	9.1	1.4	—	19.2

Total Current Assets	445.0	431.2	314.8	(8.6)	1,182.4
Intercompany Notes and Interest	—	41.0	92.0	(133.0)	—
Investment in Subsidiaries	3,350.4	309.8	—	(3,660.2)	—
Deferred Income Taxes	46.5	—	—	(46.5)	—
Property	255.4	1,114.2	170.0	—	1,539.6
Accumulated Depreciation	(179.7)	(466.3)	(46.2)	—	(692.2)
Goodwill	—	1,286.6	104.8	—	1,391.4
Other Intangible Assets	52.7	1,112.7	78.8	—	1,244.2
Accumulated Amortization	(34.0)	(198.3)	(19.9)	—	(252.2)
Other Assets	38.4	.9	.2	—	39.5

Total Assets	$3,974.7	$3,631.8	$694.5	$(3,848.3)	$4,452.7

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$77.1	$145.6	$29.6	$(8.2)	$244.1
Notes payable to banks	—	—	—	—	—
Current portion of long-term debt	85.7	—	—	—	85.7
Deferred income taxes	—	.4	—	(.4)	—
Other current liabilities	82.7	69.3	8.9	—	160.9

Total Current Liabilities	245.5	215.3	38.5	(8.6)	490.7
Intercompany Notes and Interest	76.9	15.1	41.0	(133.0)	—
Long-term Debt	1,895.5	—	—	—	1,895.5
Deferred Income Taxes	—	314.1	2.1	(46.5)	269.7
Other Liabilities	77.5	5.7	34.3	—	117.5

Total Liabilities	2,295.4	550.2	115.9	(188.1)	2,773.4

Shareholders’ Equity
Common stock	.6	—	—	—	.6
Other shareholders’ equity	1,678.7	3,081.6	578.6	(3,660.2)	1,678.7

Total Shareholders’ Equity	1,679.3	3,081.6	578.6	(3,660.2)	1,679.3

Total Liabilities and Shareholders’ Equity	$3,974.7	$3,631.8	$694.5	$(3,848.3)	$4,452.7

	September 30, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Assets
Current Assets
Cash and cash equivalents	$2.5	$—	$50.8	$(3.3)	$50.0
Marketable securities	8.2	—	—	—	8.2
Receivables, net	55.7	65.9	233.5	(5.5)	349.6
Inventories	65.2	334.9	24.0	—	424.1
Deferred income taxes	14.4	1.1	.2	—	15.7
Prepaid expenses and other current assets	3.4	7.1	1.3	—	11.8
Current assets of discontinued operations	—	—	135.3	—	135.3

Total Current Assets	149.4	409.0	445.1	(8.8)	994.7
Intercompany Notes and Interest	—	88.8	106.8	(195.6)	—
Investment in Subsidiaries	4,873.5	271.4	—	(5,144.9)	—
Deferred Income Taxes	46.5	—	—	(46.5)	—
Property	252.5	1,015.9	155.9	—	1,424.3
Accumulated Depreciation	(177.1)	(426.8)	(37.2)	—	(641.1)
Goodwill	—	1,068.1	92.8	—	1,160.9
Other Intangible Assets	66.3	850.7	70.7	—	987.7
Accumulated Amortization	(40.8)	(163.3)	(15.7)	—	(219.8)
Other Assets	34.5	1.1	.2	—	35.8
Noncurrent Assets of Discontinued Operations	39.7	—	2,535.9	(38.9)	2,536.7

Total Assets	$5,244.5	$3,114.9	$3,354.5	$(5,434.7)	$6,279.2

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$74.7	$180.7	$37.8	$(8.8)	$284.4
Notes payable to banks	—	—	105.0	—	105.0
Current portion of long-term debt	30.7	—	—	—	30.7
Other current liabilities	112.0	67.6	12.5	—	192.1
Current liabilities of discontinued operations	4.1	—	55.6	—	59.7

Total Current Liabilities	221.5	248.3	210.9	(8.8)	671.9
Intercompany Notes and Interest	91.7	15.1	88.8	(195.6)	—
Long-term Debt	2,172.5	—	—	—	2,172.5
Deferred Income Taxes	—	325.4	2.1	(46.5)	281.0
Other Liabilities	97.6	2.4	29.1	—	129.1
Noncurrent Liabilities of Discontinued Operations	96.0	—	402.4	(38.9)	459.5

Total Liabilities	2,679.3	591.2	733.3	(289.8)	3,714.0

Shareholders’ Equity
Common stock	.6	—	—	—	.6
Other shareholders’ equity	2,564.6	2,523.7	2,621.2	(5,144.9)	2,564.6

Total Shareholders’ Equity	2,565.2	2,523.7	2,621.2	(5,144.9)	2,565.2

Total Liabilities and Shareholders’ Equity	$5,244.5	$3,114.9	$3,354.5	$(5,434.7)	$6,279.2

Condensed Consolidating Statements of Cash Flows

	Six Months Ended March 31, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities
Net Cash Provided by Operating Activities—Continuing Operations	$40.2	$162.5	$45.1	$(123.8)	$124.0
Net Cash (Used) Provided by Operating Activities—Discontinued Operations	(18.4)	—	51.5	5.3	38.4

Net Cash Provided by Operating Activities	21.8	162.5	96.6	(118.5)	162.4

Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	—	(552.0)	(15.9)	—	(567.9)
Additions to property and intangible assets	(14.2)	(49.9)	(5.1)	—	(69.2)
Purchases of securities	(.8)	—	—	—	(.8)
Proceeds from sale or maturity of securities	8.2	—	—	—	8.2
Payments for equity contributions	(556.5)	—	—	556.5	—
Proceeds from equity distributions	27.6	—	—	(27.6)	—
Payments for intercompany lending	—	(11.6)	(48.9)	60.5	—
Receipt of intercompany loan repayments	—	59.4	71.5	(130.9)	—

Net Cash (Used) Provided by Investing Activities—Continuing Operations	(535.7)	(554.1)	1.6	458.5	(629.7)
Net Cash Used by Investing Activities—Discontinued Operations	(33.3)	—	(13.9)	33.3	(13.9)

Net Cash Used by Investing Activities	(569.0)	(554.1)	(12.3)	491.8	(643.6)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	550.0	—	—	—	550.0
Repayments of long-term debt	(750.7)	—	(2.5)	—	(753.2)
Net repayments under credit arrangements	(19.9)	—	(105.0)	—	(124.9)
Purchase of treasury stock	(.6)	—	—	—	(.6)
Proceeds and tax benefits from exercise of stock awards	10.7	—	—	—	10.7
Changes in book cash overdrafts	(1.3)	(17.8)	(1.3)	—	(20.4)
Proceeds from equity contributions	—	551.9	4.6	(556.5)	—
Payments for equity distributions	—	(142.5)	(1.9)	144.4	—
Proceeds from intercompany borrowing	48.9	—	11.6	(60.5)	—
Repayments of intercompany loans	(63.6)	—	(67.3)	130.9	—

Net Cash (Used) Provided by Financing Activities—Continuing Operations	(226.5)	391.6	(161.8)	(341.7)	(338.4)
Net Cash Provided by Financing Activities—Discontinued Operations	840.5	—	92.8	(33.3)	900.0

Net Cash Provided (Used) by Financing Activities	614.0	391.6	(69.0)	(375.0)	561.6

Effect of Exchange Rate Changes on Cash	—	—	1.0	—	1.0

Net Increase in Cash and Cash Equivalents	66.8	—	16.3	(1.7)	81.4
Cash and Cash Equivalents, Beginning of Period	2.5	—	50.8	(3.3)	50.0

Cash and Cash Equivalents, End of Period	$69.3	$—	$67.1	$(5.0)	$131.4

	Six Months Ended March 31, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
	(Restated)	(Restated)	(Restated)	(Restated)
Cash Flows from Operating Activities
Net Cash Provided (Used) by Operating Activities—Continuing Operations	$105.9	$162.1	$(16.1)	$(108.2)	$143.7
Net Cash Provided by Operating Activities—Discontinued Operations	78.1	—	69.4	(64.4)	83.1

Net Cash Provided by Operating Activities	$184.0	$162.1	$53.3	$(172.6)	$226.8

Cash Flows from Investing Activities
Additions to property and intangible assets	(5.4)	(39.5)	.1	—	(44.8)
Proceeds from sale of property	—	.1	—	—	.1
Purchases of securities	(10.0)	—	—	—	(10.0)
Proceeds from sale or maturity of securities	10.0	—	—	—	10.0
Payments for equity contributions	(9.8)	—	—	9.8	—
Payments for intercompany lending	—	—	(66.8)	66.8	—
Receipt of intercompany loan repayments	—	—	48.5	(48.5)	—

Net Cash Used by Investing Activities—Continuing Operations	(15.2)	(39.4)	(18.2)	28.1	(44.7)
Net Cash Provided (Used) by Investing Activities—Discontinued Operations	80.3	—	(7.0)	(80.3)	(7.0)

Net Cash Provided (Used) by Investing Activities	65.1	(39.4)	(25.2)	(52.2)	(51.7)

Cash Flows from Financing Activities
Repayments of long-term debt	(44.7)	—	—	—	(44.7)
Net (repayments) borrowings under credit arrangements	(235.8)	—	119.0	—	(116.8)
Purchase of treasury stock	(.6)	—	—	—	(.6)
Proceeds and tax benefits from exercise of stock awards	4.9	—	—	—	4.9
Changes in book cash overdrafts	8.6	(18.5)	2.9	—	(7.0)
Proceeds from equity contributions	—	.9	8.9	(9.8)	—
Payments for equity distributions	—	(104.5)	(1.9)	106.4	—
Proceeds from intercompany borrowing	66.8	—	—	(66.8)	—
Repayments of intercompany loans	(48.5)	—	—	48.5	—
Other, net	—	(.1)	—	—	(.1)

Net Cash (Used) Provided by Financing Activities—Continuing Operations	(249.3)	(122.2)	128.9	78.3	(164.3)
Net Cash Used by Financing Activities—Discontinued Operations	—	—	(146.5)	146.5	—

Net Cash Used by Financing Activities	(249.3)	(122.2)	(17.6)	224.8	(164.3)

Effect of Exchange Rate Changes on Cash	—	—	1.3	—	1.3

Net (Decrease) Increase in Cash and Cash Equivalents	(.2)	.5	11.8	—	12.1
Cash and Cash Equivalents, Beginning of Period	.6	.3	28.4	—	29.3

Cash and Cash Equivalents, End of Period	$.4	$.8	$40.2	$—	$41.4

NOTE 20—SUBSEQUENT EVENTS

On May 1, 2012, the Company amended and restated its $300 revolving credit facility dated as of July 27, 2010 to provide for a new revolving credit facility (“2012 Credit Facility”) of the same amount. Borrowings under the 2012 Credit Facility bear interest at LIBOR or, at Ralcorp’s option, an Alternate Base Rate (as defined in the 2012 Credit Facility), plus a margin, ranging from 1.125% to 1.75% for LIBOR-based loans and from 0.125% to 0.75% for Alternate Base Rate-based loans, depending upon Ralcorp’s leverage ratio. Such borrowings are unconditionally guaranteed by each of its existing and subsequently acquired or organized domestic subsidiaries. The 2012 Credit Facility is secured by the pledge of 65% of the equity interests of Ralcorp’s first-tier material foreign subsidiaries and will mature on May 1, 2017. It calls for a commitment fee calculated as a percentage (ranging from .15% to .275%) of the unused portion, and contains certain representations, warranties, covenants, and conditions customary to credit facilities of this nature. The covenants include requirements that “EBIT” be at least three times “Consolidated Interest Expense” and that “Total Debt” not exceed 3.75 times “Adjusted EBITDA” (each term as defined in the agreement).

On May 23, 2012, the Company completed the acquisition of Petri Baking Products, Inc. for approximately $84 in cash. Petri Baking Products, with annual net sales of approximately $50, is based in Silver Creek, New York and employs over 240 people. Petri Baking Products manufactures and distributes a complete line of high-quality cookies with a homemade look, feel, and taste. Through their unique manufacturing process, the company produces both soft style and crunchy wire-cut cookies for customers in a variety of retail channels. The business will operate as part of Ralcorp’s Snacks, Sauces & Spreads segment. The accounting for this recent acquisition was incomplete at the time the Company issued these financial statements. Accordingly, it was impracticable for the Company to present the acquisition date fair value of assets acquired, liabilities assumed, and goodwill.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity and capital resources of Ralcorp Holdings, Inc. This discussion should be read in conjunction with the financial statements under Item 1 and the CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS under this Item 2. The Company amended its 2011 Annual Report on Form 10-K on September 11, 2012 to restate its September 30, 2011 consolidated financial statements, and the September 30, 2011 condensed consolidated balance sheet in this Form 10-Q includes the effect of that restatement as described in Notes 3 and 19 to the financial statements under Item 1. For additional information, see the Form 10-K/A filed on September 11, 2012. The terms “our,” “we,” “Company,” and “Ralcorp” as used herein refer to Ralcorp Holdings, Inc. and its consolidated subsidiaries. Sales information for the “base business,” as reported herein, has been adjusted to exclude estimated current year sales attributable to recently acquired businesses for the period corresponding to the pre-acquisition period of the comparative period of the prior year. For each acquired business, the excluded period starts at the beginning of the most recent fiscal year being compared and ends one year after the acquisition date.

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

The Company retained approximately 19.7% of the Post common stock outstanding at February 3, 2012, reported as “Investment in Post Holdings, Inc.” and classified as available for sale. The Company’s investment does not provide the Company the ability to influence the operating or financial policies of Post and accordingly does not constitute significant continuing involvement. Furthermore, while the Company is a party to a separation agreement and various other agreements relating to the separation, including a transition services agreement, a tax matters agreement, an employee matters agreement and certain other commercial agreements, the Company has determined that the continuing cash flows generated by these agreements, which are expected to be eliminated within two years, and its investment in Post common stock do not constitute significant continuing involvement in the operations of Post. Accordingly, the net assets, operating results, and cash flows of Post are presented separately as discontinued operations for all periods presented through the date of the Spin-Off unless otherwise specified. No gain or loss was recognized in connection with the Spin-Off, but subsequent unrealized gains or losses on the Company’s investment in Post common stock are recognized in other comprehensive income.

RESULTS OF OPERATIONS

As discussed in more detail below, our results for the current year were affected by the October 3, 2011 acquisition of the operations of the North American private-brand refrigerated dough business of Sara Lee Corp. (Refrigerated Dough). In the first six months of fiscal 2012, this acquisition, which is included in the Frozen Bakery Products segment, contributed approximately $.22 per share. Results also include results from Pastificio Annoni S.p.A. (Annoni), an Italian pasta producer, since it was acquired on December 28, 2011. As indicated above, results exclude the operations of the Post cereals business (formerly, the Branded Cereal Products segment), which was distributed to shareholders effective February 3, 2012 and now is a separate publicly traded company named Post Holdings, Inc. (NYSE:POST).

The following table summarizes key financial measures for the three and six-month periods ended March 31, 2012 and 2011.

	Three Months Ended March 31,			Six Months Ended March 31,
(dollars in millions, except per share data)	2012	2011	% Change	2012	2011	% Change
Net Sales	$1,062.2	$917.3	16%	$2,228.7	$1,869.0	19%
Operating Profit	70.4	103.5	-32%	173.4	197.4	-12%
Earnings from Continuing Operations	29.4	44.5	-34%	73.6	81.8	-10%
Net Earnings	22.5	83.3	-73%	87.8	154.6	-43%
Diluted Earnings per Share	$.40	$1.50	-73%	$1.56	$2.78	-44%
Diluted EPS from Continuing Operations	$.53	$.80	-34%	$1.30	$1.47	-12%
Adjusted Diluted EPS from Continuing Operations (1)	$.72	$.75	-4%	$1.64	$1.43	15%

(1) Reconciliation to Diluted EPS from Continuing Operations:
Adjusted Diluted EPS from Continuing Operations	$.72	$.75		$1.64	$1.43
Adjustments for economic hedges	(.03)	.06		(.09)	.10
Merger and integration costs	(.02)	—		(.09)	—
Accelerated amortization of intangible assets	(.01)	(.01)		(.03)	(.03)
Provision for legal settlement	(.05)	—		(.05)	(.03)
Amounts related to plant closures	(.08)	—		(.08)	—

Diluted EPS from Continuing Operations	$.53	$.80		$1.30	$1.47

Net Sales

	Three Months Ended March 31,			Six Months Ended March 31,
(dollars in millions)	2012	2011	% Change	2012	2011	% Change

Base-business Net Sales	$979.8	$917.3	7%	$2,045.3	$1,869.0	9%
Net sales from recent acquisitions excluded from base-business net sales:
Refrigerated Dough	79.5	—	9%	180.5	—	10%
Annoni	2.9		0%	2.9		0%

Net Sales	$1,062.2	$917.3	16%	$2,228.7	$1,869.0	19%

Net sales increased 16% and 19% from last year’s second quarter and first six months, respectively, largely due to the acquisition of Refrigerated Dough. Base-business net sales increased 7% and 9% for the three and six months ended March 31, 2012, respectively, as a result of an increase in overall net pricing in response to significantly higher raw material (ingredients and packaging) and freight costs. This increase was partially offset by an overall 4% and 2% volume decline for the second quarter and first half, respectively, driven by weakness in all but the Cereal Products segment.

Margins

	Three Months Ended March 31,		Six Months Ended March 31,
(% of net sales)	2012	2011	2012	2011
Gross Profit	20.4%	23.4%	20.4%	22.6%
Selling, general and administrative expenses	-11.0%	-10.3%	-10.2%	-10.1%
Amortization of intangible assets	-1.9%	-1.7%	-1.8%	-1.7%
Other operating expenses, net	-.9%	-.1%	-.6%	-.2%

Operating Profit	6.6%	11.3%	7.8%	10.6%

Adjusted Gross Profit	20.7%	22.9%	20.9%	22.1%
Adjustments for economic hedges	-.3%	.5%	-.4%	.5%
Merger and integration costs	—	—	-.1%	—

Gross Profit	20.4%	23.4%	20.4%	22.6%

Adjusted Selling, General & Administrative Expenses	-10.9%	-10.3%	-10.1%	-10.1%
Merger and integration costs	-.1%	—	-.1%	—

Selling, General & Administrative Expenses	-11.0%	-10.3%	-10.2%	-10.1%

Adjusted Operating Profit	8.2%	10.9%	9.1%	10.3%
Adjustments for economic hedges	-.3%	.5%	-.4%	.5%
Merger and integration costs	-.2%	—	-.3%	—
Accelerated amortization of intangible assets	-.1%	-.1%	-.1%	-.1%
Provision for legal settlement	-.4%	—	-.2%	-.1%
Amounts related to plant closures	-.6%	—	-.3%	—

Operating Profit	6.6%	11.3%	7.8%	10.6%

Gross profit margin (gross profit as a percentage of net sales) was negatively impacted by net adjustments for economic hedges of $2.8 million and $8.0 million for the three and six months ended March 31, 2012. Gross profit margin for the second quarter and first six months of fiscal 2011 was positively impacted by $4.9 million and $8.8 million of net adjustments for economic hedges, respectively. Excluding the effect of these items (and minor merger and integration costs), adjusted gross profit margin for the second quarter decreased from 22.9% to 20.7% and from 22.1% to 20.9% for the six months ended March 31, 2012. Gross margins declined approximately 200 basis points for the quarter and first half as pricing and mix improvements offset the dollar amount of increases in raw materials and freight. Base-business raw material and freight costs (net of hedging activities) were approximately $95 million higher ($200 million year-to-date), with the most significant impact in snack nuts (included in the Snacks, Sauces & Spreads segment) and durum wheat (included in the Pasta segment). Gross margins for the second quarter were also reduced by 100 basis points due to manufacturing inefficiencies and fixed cost absorption on lower volumes. These declines were partially offset by a 100 basis point improvement due to the positive impact of the addition of higher-margin products of Refrigerated Dough.

Selling, general and administrative (SG&A) expense as a percentage of net sales increased to 11.0% from 10.3% in the second quarter of 2011, and was up slightly to 10.2% through the first six months. SG&A percentage for the second quarter and first six months was negatively impacted by merger and integration costs. Excluding the effect of this item, adjusted SG&A expense as a percentage of net sales increased from 10.3% to 10.9% in the second quarter and was flat through the first six months. The increase in SG&A for the second quarter was driven primarily by the Post transition services agreement costs that are recorded in SG&A (while the billings are recorded in “Other operating expenses, net”). SG&A was also impacted by higher divisional expenses (research and development expense, foreign exchange rates, and selling costs) and higher corporate costs (stock based compensation, legal, and IT expenses).

Total amortization expense for the second quarter and first six months of fiscal 2012 were $20.1 million ($.23 per diluted share) and $40.9 million ($.47 per diluted share), respectively, compared to $16.3 million ($.19 per share) and $32.6 million ($.38 per diluted share) for the corresponding periods a year ago. The increase is primarily due to the acquisition of Refrigerated Dough. Amortization expense for both fiscal 2012 and 2011 was impacted by accelerated amortization expense of $1.2 million and $2.5 million for the three- and six-month periods ended March 31, respectively, due to a shortened estimate of the remaining life of a customer relationship intangible asset.

In addition to the items discussed above, the second quarter and six-month operating profit margins were affected by amounts related to plant closures, provision for legal settlement as described below, and other merger and integration costs.

Adjustments for Economic Hedges

Certain derivative contracts do not qualify for cash flow hedge accounting but are used as economic hedges of the Company’s exposure to changes in commodity costs. Realized and unrealized gains and losses on such contracts are recognized at a corporate level but not allocated to affect segment operating profit until the hedged exposure affects earnings. In fiscal 2012, net mark-to-market adjustments on such derivatives and reclassifications to segment operating profit resulted in a net loss adjustment for economic hedges of $2.8 million and $8.0 million for the three and six months ended March 31, 2012. In the prior year, the corresponding net gain adjustments for economic hedges were $4.9 million and $8.8 million. These net adjustments were recognized in cost of goods sold on the statement of earnings but excluded from segment operating profit and the Company’s non-GAAP measures of Adjusted EBITDA and Adjusted Diluted Earnings per Share.

Merger and Integration Costs

During the three months ended March 31, 2012 and 2011, Ralcorp recorded approximately $1.8 million and $.1 million ($7.4 and $.3 for the first six months of fiscal 2012 and 2011), respectively, of expenses related to acquisition activity. In 2012, those costs related primarily to the acquisition of Refrigerated Dough including a one-time finished goods inventory revaluation adjustment in the first quarter. Of the $1.8 million net merger and integration costs recorded in the three months ended March 31, 2012, $1.4 million is included in “Selling, general and administrative expenses,” and $.4 million is included in “Other operating expenses, net.” Of the $7.4 million net merger and integration costs recorded in the six months ended March 31, 2012, $1.6 million is included in “Cost of goods sold,” $2.8 million is included in “Selling, general and administrative expenses,” and $3.0 million is included in “Other operating expenses, net.”

Provision for Legal Settlement

Two subsidiaries of the Company are subject to three lawsuits brought by former employees alleging, among other things, that employees did not receive statutorily mandated meal breaks resulting in incorrect payment of wages, inaccurate wage statements, unpaid overtime and incorrect payments to terminated employees. In April 2012, the Company, plaintiffs and a third party staffing agency formerly used by the Company agreed to the terms of a proposed settlement with respect to these suits. The Company accrued $4.4 million related to the proposed settlement during the quarter ended March 31, 2012.

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

Amounts Related to Plant Closures

During the three months ended March 31, 2012 and 2011, Ralcorp recorded approximately $6.7 million and $.2 million ($6.8 million and $.4 million for the first six months of fiscal 2012 and 2011), respectively, of expenses related to plant closures. In the second quarter of fiscal 2012, those costs related primarily to the closing of the Poteau, Oklahoma facility of the Snacks, Sauces & Spreads segment and the Los Alamitos, California facility of the Cereal Products segment. The costs included losses on property and employee termination costs. All costs related to plant closures are included in “Other operating expenses, net.” See Note 7 to the financial statements including in Item 1 for more information. The closure of the plants in Poteau and Los Alamitos are expected to yield annual savings in cost of goods sold of approximately $12 million and $6 million, respectively, beginning in the fourth quarter of fiscal 2012.

Interest Expense and Income Taxes

Interest expense decreased $1.8 million and $3.1 million for the second quarter and first six months, respectively. The decrease in the quarter is due to a $216.3 million decrease in our weighted-average outstanding borrowings compared to the prior year, partially offset by an increase in the weighted average interest rate. In the six months ended March 31, 2012, the decrease in interest expense is due to a decline in the weighted average interest rate, partially offset by a $6.5 million increase in our weighted-average outstanding borrowings. The weighted average interest rate on all of the Company’s outstanding borrowings was 5.8% (5.4% for the six-month period) and 5.5% (5.5% for the six-month period) in the quarters ended March 31, 2012 and 2011, respectively.

The effective income tax rate was approximately 24.9% in the second quarter of 2012, down from 36.2% in last year’s second quarter. The Spin-Off required the Company to perform an in-depth re-assessment of its state deferred tax profile. The effective rate for the second quarter of fiscal 2012 includes the effect of $4.4 million net benefit of changes in estimated state deferred tax rates (recorded as a discrete adjustment) due to anticipated changes in state apportionment and other factors, including updated estimates of the impact of the Spin-Off and recent acquisitions. It also includes the effect of a year-to-date adjustment of the expected effective tax rate (excluding discrete adjustments) for the year to 35.25% (from 35.5% estimated in the first quarter).

Discontinued Operations

As a result of the Spin-Off, the financial results for the Post cereals business are now included in results from discontinued operations. In the second quarter and first half of fiscal 2012, net earnings (loss) from discontinued operations was $(6.9) million and $14.2 million, respectively, compared to net earnings of $38.8 million and $72.8 million in the corresponding periods last year. Results for fiscal 2012 include two fewer months compared to fiscal 2011 and were negatively impacted by Post separation costs (mostly professional service fees) of approximately $12.3 million for the quarter and $15.0 million for the six-month period. Additionally, results for fiscal 2012 were negatively impacted by increased marketing investments, higher raw material costs (driven by wheat, nuts, and corn), unfavorable manufacturing expenses (due to the negative impact of lower production volumes on plant utilization and fixed cost absorption), and lower volumes. These unfavorable variances were partially offset by increased net pricing and favorable warehouse and broker expenses.

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

	Three Months Ended March 31,		Six Months Ended March 31,
(dollars in millions)	2012	2011	2012	2011
Adjusted EBITDA	$134.8	$140.5	$298.1	$275.5
Interest expense, net	(32.0)	(33.8)	(66.4)	(69.5)
Income taxes	(9.0)	(25.2)	(33.4)	(46.1)
Depreciation and amortization	(48.8)	(41.7)	(98.2)	(83.9)
Adjustments for economic hedges	(2.8)	4.9	(8.0)	8.8
Merger and integration costs	(1.8)	(.1)	(7.4)	(.3)
Provision for legal settlement	(4.4)	—	(4.4)	(2.5)
Amounts related to plant closures (excluding depreciation)	(6.6)	(.1)	(6.7)	(.2)

Earnings from Continuing Operations	$29.4	$44.5	$73.6	$81.8

Segment Results

	Three Months Ended March 31,			Six Months Ended March 31,
(pounds in millions)	2012	2011	% Change	2012	2011	% Change

Sales Volume
Cereal Products	128.9	125.6	3%	262.2	260.1	1%
Snacks, Sauces & Spreads	307.3	331.1	-7%	654.4	672.9	-3%
Frozen Bakery Products	227.8	171.5	33%	482.6	345.2	40%
Pasta	212.0	214.8	-1%	420.8	426.8	-1%

Total Sales Volume	876.0	843.0	4%	1,820.0	1,705.0	7%

(dollars in millions)
Net Sales
Cereal Products	$219.9	$198.9	11%	$446.1	$403.6	11%
Snacks, Sauces & Spreads	407.7	382.2	7%	881.3	799.6	10%
Frozen Bakery Products	275.3	192.7	43%	583.3	386.4	51%
Pasta	159.3	143.5	11%	318.0	279.4	14%

Total Net Sales	$1,062.2	$917.3	16%	$2,228.7	$1,869.0	19%
Segment Operating Profit
Cereal Products	$20.3	$22.5	-10%	$49.1	$45.0	9%
Snacks, Sauces & Spreads	32.8	33.3	-2%	73.9	70.7	5%
Frozen Bakery Products	26.7	22.9	17%	60.7	45.9	32%
Pasta	25.5	36.6	-30%	52.2	64.8	-19%

Total Segment Operating Profit	$105.3	$115.3	-9%	$235.9	$226.4	4%
Segment Operating Profit Margin
Cereal Products	9%	11%		11%	11%
Snacks, Sauces & Spreads	8%	9%		8%	9%
Frozen Bakery Products	10%	12%		10%	12%
Pasta	16%	26%		16%	23%
Total Segment Operating Profit Margin	10%	13%		11%	12%
Depreciation and Amortization
Cereal Products	$5.0	$5.4	-7%	$10.3	$10.9	-6%
Snacks, Sauces & Spreads	10.8	10.2	6%	21.4	20.5	4%
Frozen Bakery Products	17.3	9.7	78%	34.2	19.7	74%
Pasta	13.0	13.1	-1%	25.7	26.3	-2%
Corporate	2.7	3.3	-18%	6.6	6.5	2%

Total Depreciation and Amortization	$48.8	$41.7	17%	$98.2	$83.9	17%

Cereal Products (formerly Other Cereal Products)

Volume changes from the second quarter and first six months of the prior year were as follows:

	Sales Volume Change from Prior Year
	Three Months Ended March 31, 2012	Six Months Ended March 31, 2012
Private-brand ready-to-eat cereal	5%	4%
Nutritional bars	6%	9%
Hot cereal	5%	-2%
Other minor categories	-6%	-10%
Total	3%	1%

Net sales increased 11% in both the three and six months ended March 31, 2012 due to increased volumes and higher net selling prices (which were increased in response to commodity cost increases). The increase in volumes for ready-to-eat and hot cereal was driven by retailers’ strong promotional programs and expanded distribution of existing products. Nutritional bar volume was positive for the quarter, but as expected, we did see declines in March as a co-manufacturing customer began its withdrawal.

Segment operating profit decreased 10% and increased 9% for the quarter and six months ended March 31, 2012, respectively. During the second quarter, the Los Alamitos, California manufacturing facility was closed after relinquishing co-manufacturing business that did not meet minimum margin requirements. The lower operating profit for the quarter reflects manufacturing inefficiencies as the company rescales its co-manufacturing operations at another facility. These inefficiencies were partially offset by the impact of improved pricing and higher volumes net of higher input costs (driven by oats, corn, wheat, rice, fruits, freight costs, and distribution costs). For the six months ended March 31, 2012, segment profit increased as improved net selling prices were only partially offset by higher raw material costs, production costs, freight costs, distribution costs, and customer promotion costs.

Snacks, Sauces & Spreads

Volume changes from the second quarter and first six months of the prior year were as follows:

	Sales Volume Change from Prior Year
	Three Months Ended March 31, 2012	Six Months Ended March 31, 2012
Nuts	-21%	-15%
Crackers	8%	10%
Cookies	2%	4%
Peanut butter	-29%	-13%
Preserves & jellies	-12%	-8%
Syrups	-13%	-4%
Chips	1%	2%
Dressings	-2%	0%
Other minor categories	-4%	-5%
Total	-7%	-3%

Net sales grew 7% and 10% in the three and six months ended March 31, 2012, respectively, as a result of increased net selling prices and a favorable overall sales mix including both customer and product mix, partially offset by lower overall volume. Net selling prices were raised in response to significantly higher commodity costs across many of the segment’s product categories, but most notably in snack nuts and peanut butter. The higher net selling prices had an adverse impact on volumes, especially for snack nuts and peanut butter.

Segment operating profit decreased 2% for the quarter and increased 5% in the six months ended March 31, 2012. In the second quarter, the benefits of increased pricing and a favorable mix (primarily due to higher cracker and cookie volume and lower snack nut volumes) were offset by lower volumes and significantly higher raw materials costs (primarily cashews, peanuts, and tree nuts, but also including oils, wheat items, and packaging), as well as increased freight and selling costs. Segment operating profit increased in the six months ended March 31, 2012, due to improved net selling prices and a favorable mix (primarily due to higher cracker and cookie volume and lower snack nut volumes), partially offset by higher raw materials costs, freight costs, selling, general, and administrative costs, and lower volumes.

Frozen Bakery Products

Base-business volume changes from the second quarter and first six months of the prior year were as follows:

	Sales Volume Change from Prior Year
	Three Months Ended March 31, 2012	Six Months Ended March 31, 2012
In-store bakery (ISB)	-8%	-7%
Food service	0%	3%
Retail	-11%	-8%
Total	-5%	-3%

Net sales growth of 43% and 51% in the three and six months ended March 31, 2012, respectively, was primarily attributable to incremental sales from the acquisition of Refrigerated Dough. Excluding results from this acquisition, base-business net sales were up 2% and 4% for the second quarter and first six months, respectively. Base-business net sales were driven by price increases (net of increased trade promotion spending) in response to commodity cost increases and a favorable sales mix shift from retail and in-store bakery bread to retail cookies, partially offset by lower overall volumes. Volume gains in foodservice (for the six-month period) were offset by the effects of volume declines in retail griddle products and the in-store bakery channel (primarily artisan bread). Foodservice sales benefited from a new product for a major restaurant chain.

Segment operating profit was up 17% and 32% in the three and six months ended March 31, 2012, respectively, primarily due to the acquisition of Refrigerated Dough. Excluding this acquisition, segment operating profit decreased 29% and 24% in the second quarter and first six months, respectively, driven by lower volumes, higher raw materials (primarily flour, oil, dairy, and eggs), freight, plant overhead, and research and development costs as well as unfavorable foreign exchange rates, partially offset by improved net selling prices.

Pasta

Base-business volume changes from the second quarter and first six months of the prior year were as follows:

	Sales Volume Change from Prior Year
	Three Months Ended March 31, 2012	Six Months Ended March 31, 2012
Retail	-3%	-2%
Institutional	-4%	-4%
Total	-3%	-2%

Net sales were up 11% and 14% for the three and six months ended March 31, 2012, partially attributable to incremental sales from the acquisition of Annoni. Excluding results from this acquisition, base business net sales were up 9% and 13% in the second quarter and first six months, respectively. Increases in net sales in both periods are primarily due to higher net selling prices in response to rising raw materials costs, partially offset by volume declines. Retail sales volume was down primarily due to declines in domestic and international private-brand products, partially offset by higher branded volume. Institutional volumes declined 4% due to lower ingredient sales, partially offset by higher secondary volumes.

Base-business segment operating profit decreased 31% and 20% in the three and six months ended March 31, 2012, partially as a result of the lower sales volumes, but primarily due to significantly higher raw material costs (primarily durum and semolina wheat) which were not completely offset by the related net selling price increases.

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

	Six Months Ended March 31,
	2012	2011
(dollars in millions)
Cash provided by operating activities—continuing operations	$124.0	$143.7
Cash provided by operating activities—discontinued operations	38.4	83.1

Net cash provided by operating activities	162.4	226.8

Cash used by investing activities—continuing operations	(629.7)	(44.7)
Cash used by investing activities—discontinued operations	(13.9)	(7.0)

Net cash used by investing activities	(643.6)	(51.7)

Cash used by financing activities—continuing operations	(338.4)	(164.3)
Cash provided by financing activities—discontinued operations	900.0	—

Net cash provided (used) by financing activities	561.6	(164.3)

Effect of exchange rate changes on cash and cash equivalents	1.0	1.3

Net increase in cash and cash equivalents	$81.4	$12.1

	Mar. 31, 2012	Sept. 30, 2011
		(Restated)
Cash and cash equivalents	$131.4	$50.0
Notes payable to banks	—	105.0
Current portion of long-term debt	85.7	30.7
Working capital excluding cash, current indebtedness and discontinued operations	646.0	332.9
Long-term debt excluding current portion	1,895.5	2,172.5
Total shareholders’ equity	1,679.3	2,565.2

Continuing Operations

Capital resources remained strong at March 31, 2012, with a long-term debt to total capital (which is the total of long-term debt and total shareholders’ equity) ratio of 53%, compared to 46% (restated) for September 30, 2011, as the spin-off of Post reduced overall shareholders’ equity. Cash on hand increased by $81.4 million from the end of fiscal 2011, primarily driven by cash received from the Post spin-off in February 2012. Working capital excluding cash and cash equivalents and current indebtedness (defined as notes payable to banks plus the current portion of long-term debt) increased from September 30, 2011 to March 31, 2012, primarily due to the Company retaining 19.7% ownership of Post Holdings (as disclosed in Note 4 to the financial statements under Item 1) and higher overall working capital.

The overall decrease in net cash provided by operating activities for continuing operations for the six months ended March 31, 2012 compared to the first half of fiscal 2011 is primarily attributable to an increase in working capital (excluding the investment in Post Holdings, Inc.). Working capital is higher due to (i) payments and receipts for our derivative instruments used for hedging, with a net outflow of about $31 million this year compared to a net inflow of about that same amount last year, (ii) an overall reduction in accounts payable, (iii) an increase in accounts receivable due to higher net selling prices, and (iv) working capital from business acquisitions (as disclosed in Note 5 to the financial statements under Item 1).

Cash flows from investing activities were impacted by the acquisitions of Refrigerated Dough on October 3, 2011 for $552.0 million and Pastificio Annoni S.p.A. (included in our Pasta segment) on December 28, 2011 for $16.8 million. Capital expenditures were $69.2 million and $44.8 million for the six months ended March 31, 2012 and 2011, respectively. The increase in capital expenditures is in support of our previously announced accelerated capital reduction program. We expect total capital expenditures for fiscal 2012 to be $170-180 million (including maintenance expenditures of approximately $40 million). As noted below, we have adequate capacity under current borrowing arrangements, in addition to cash on hand, to meet these cash needs.

Cash flows used for financing activities were positively impacted by the $900 million in proceeds received from the Post spin-off (included in discontinued operations). As mentioned above, these proceeds were used to retire all amounts outstanding under the 2010 Revolving Credit Agreement, the 2010 Term Loan, the 2011 Credit Agreement, and the receivables securitization program, including all amounts borrowed to purchase the Refrigerated Dough business on October 3, 2011. After paying down these variable rate instruments, the Company has only fixed interest rate debt remaining. Remaining proceeds (approximately $85 million) were retained by the Company to be used for general corporate purposes, contributing to the overall increase in cash during the first half of fiscal 2012. In addition, during the first six months of 2012, we repaid $10.7 million of Series D. During the next twelve months, another $10.7 million of Series D and $75.0 million of Series F are scheduled to be repaid. As of March 31, 2012, we had no outstanding borrowings against our 2010 ($300 million) Revolving Credit Agreement or 2010 Term Loan. As described in Note 20 to the financial statements under Item 1, on May 1, 2012, the Company amended and restated its 2010 Revolving Credit Agreement to provide for a new five-year revolving credit facility of the same amount. All of our notes provide that, if we elect to pay additional interest, our ratio of “Total Debt” to “Adjusted EBITDA” (each term as defined in the debt agreements) may exceed their normal 3.5 to 1 limit, but be no greater than 3.75 to 1, for a period not to exceed 2 consecutive quarters. As of March 31, 2012, that ratio was 2.8 to 1, and we were also in compliance with all other debt covenants. During the six months ended March 31, 2012 and 2011, we repurchased approximately eight thousand and nine thousand shares, respectively, of Ralcorp common stock for $.6 million each year.

Discontinued Operations

On February 3, 2012, we completed our separation of the Post cereals business (formerly, the Branded Cereal Products segment) in a tax-free spin-off to Ralcorp shareholders. In transactions related to the spin-off, Ralcorp received a total of $900 million, which was used to retire debt, including all amounts outstanding under the 2010 Revolving Credit Agreement, the 2010 Term Loan, the 2011 Credit Agreement, and the receivables securitization program. The cash received from Post through the spin-off is classified as discontinued operations in cash flows from financing activities. Refer to Notes 4 and 16 to the financial statements under Item 1 for more information about these transactions.

Cash provided by operating activities from discontinued operations declined from $83.1 million in the six months ended March 31, 2011 to $38.4 million in the six months ended March 31, 2012. The decline in operating cash flows versus prior year was due to two fewer months of operating results in 2012 compared to 2011. Net earnings declined from $72.8 million through the first six months of fiscal 2011 compared to $14.2 million for the same period in 2012, negatively impacted by Post separation costs (mostly professional service fees) of approximately $15.0 million for the six-month period. Cash used in investing activities consisted of capital expenditures of $13.9 million and $7.0 million in 2012 and 2011, respectively.

OUTLOOK

Within our Annual Report on Form 10-K/A for the year ended September 30, 2011, we provided a discussion of the outlook for the Company, including specific factors and trends affecting our businesses. We believe the outlook comments contained within that document are still appropriate, except as updated by the following paragraphs.

On February 3, 2012, we completed the separation of the Post cereals business (formerly, the Branded Cereal Products segment) in a tax-free spin-off to Ralcorp shareholders. Ralcorp received $900 million in cash from Post which was used to pay down variable rate debt of approximately $815 million, with the remainder of the cash held for general corporate purposes. The reduction in overall debt will result in lower interest expense for the remainder of fiscal 2012. In addition, Ralcorp retained approximately 19.7% of Post’s outstanding shares, which is reflected as “Investment in Post Holdings, Inc.” on our balance sheet. Results from Post are reported as “discontinued operations,” and thus Post (along with related prior year impairment losses) is excluded from results from continuing operations. Effective with the spin, we entered into a Transition Services Agreement (“TSA”) with Post Holding, Inc. The TSA requires that we provide services including information technology, procurement, human resources, accounting and other related services. During the second and third quarters, we recognized billings to Post of approximately $5.4 million, which was included in “Other operating expenses, net” in the statement of earnings. All comments included below exclude the fiscal 2012 operations of Post.

In fiscal 2012, we have completed four acquisitions, including the acquisition of the North American private brand refrigerated dough business from Sara Lee Corp. (now Hillshire Brands) on October 3, 2011. In the first nine months of our fiscal year, results from these acquisitions added $258.9 million of net sales and was $.25 accretive to diluted earnings per share.

We incurred significant amounts of raw material and freight cost increases during the first nine months of fiscal 2012, which increased cost of goods sold by approximately 12% when compared to the same period in fiscal 2011. For fiscal 2012, we currently expect the net year-over-year increase in unit costs for raw materials will result in a 9% to 11% increase in cost of goods sold. The primary commodities driving this estimated increase are durum wheat, cashews, tree nuts (particularly almonds and pecans), and peanuts. Excluding durum wheat and snack nuts, we expect this increase will be 5-6% after the effects of hedging and forward purchase contracts. To offset the impact of these significant cost increases, we expect to take additional actions, including aggressively reducing costs through ongoing continuous improvement and other initiatives and increasing prices when justified. The timing of these pricing actions and acceptance by our customers has lagged our cost increases, particularly in the first half of fiscal 2012 for the Pasta and Snacks, Sauces & Spreads reporting segments. While we expect pricing and costs to better align for the remainder of the year, volumes have been impacted more than expected from pricing actions in the first three quarters of fiscal 2012. The resulting loss of operating leverage from lower volumes will negatively impact these segments in the fourth quarter.

In the second and third quarters of fiscal 2012, our results were negatively impacted by volume declines in most of our segments. These volume declines were primarily driven by rising commodity costs, which are being passed along to consumers. We expect volume declines to continue through the balance of the fiscal year and will negatively impact our performance in the fourth quarter. Results were also impacted by manufacturing inefficiencies at our Bloomfield facility, and while we are confident that we will be able to correct the operating issues, we are cautious about the timing of these improvements and expect the Cereal Products segment operating profit for the full fiscal year will be negatively affected by these manufacturing issues.

On July 31, 2012, the Company initiated a strategic restructuring to improve organizational effectiveness and reduce costs. We will consolidate the existing Cereal, Pasta, and Snacks, Sauces & Spreads businesses into a single center-store private brand food company. The business will possess leading positions across 20 food categories with superior scale and capability in sales, marketing, research and development and operations. As a result of this strategic initiative, the Company expects to generate annual pre-tax cost savings of approximately $26 to $31 million in fiscal 2013. These savings are incremental to the Company’s ongoing Accelerated Cost Reduction program and will begin in fiscal 2013. These initiatives are anticipated to result in one-time pre-tax costs of approximately $17 to $22 million consisting of employee separation and related expenses, half of which the Company expects to record in each of fiscal 2012 and fiscal 2013. Ralcorp expects to complete the strategic restructuring in fiscal 2014.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 2 under Item 1 for a discussion regarding recently issued accounting standards.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to our critical accounting policies and estimates during the six months ended March 31, 2012.

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, are made throughout this report. These forward-looking statements are sometimes identified by the use of terms and phrases such as “believe,” “should,” “expect,” “project,” “estimate,” “anticipate,” “intend,” “plan,” “will,” “can,” “may,” or similar expressions elsewhere in this report. Our results of operations and financial condition may differ materially from those in the forward-looking statements. Such statements are based on management’s current views and assumptions, and involve risks and uncertainties that could affect expected results. Those risks and uncertainties include but are not limited to the following:

•	our ability to effectively manage the growth from acquisitions or continue to make acquisitions at the rate at which we have been acquiring in the past;

•	significant increases in the costs of certain commodities, packaging or energy used to manufacture our products;

•	our ability to continue to compete in our business segments and our ability to retain our market position;

•	our ability to maintain competitive pricing, successfully introduce new products or successfully manage costs across all parts of the Company;

•	significant competition within the private-brand business;

•	our ability to successfully implement business strategies to reduce costs;

•	the loss or bankruptcy of a significant customer;

•	allegations that our products cause injury or illness, product recalls and product liability claims and other litigation;

•	our ability to anticipate changes in consumer preferences and trends;

•	our ability to service our outstanding debt or obtain additional financing;

•	disruptions in the U.S. and global capital and credit markets;

•	fluctuations in foreign currency exchange rates;

•	the termination or expiration of current co-manufacturing agreements;

•	consolidations among the retail grocery and foodservice industries;

•	loss of key employees;

•	change in estimates in critical accounting judgments and changes to or new laws and regulations affecting our business;

•	termination of existing anti-dumping measures imposed against certain foreign imports of dry pasta;

•	labor strikes or work stoppages by our employees;

•	losses or increased funding and expenses related to our qualified pension plan;

•	impairment in the carrying value of goodwill or other intangibles;

•	the existence of material weaknesses in the Company’s internal control over financial reporting as of September 30, 2011, December 31, 2011 and March 31, 2012;

•	technology failure;

•	our inability to protect our intellectual property rights;

•	changes in weather conditions, natural disasters and other events beyond our control;

•	the possibility that the combined post-separation value of Ralcorp and Post shares may not equal or exceed the pre-separation value of our common stock;

•	potential liabilities that may arise due to fraudulent transfer considerations surrounding the separation of the Post cereals business;

•	significant tax liabilities that could arise as a result of the separation of the Post cereals business; and

•

tax restrictions that may prevent us from engaging in certain corporate transactions or from raising equity capital beyond certain thresholds for a period of time after the separation of the Post cereals business.

These factors should not be construed as exhaustive and should be read in conjunction with the other cautionary statements included in this document. These risks and uncertainties, as well as other risks of which we are not aware or which we currently do not believe to be material, may cause our actual future results to be materially different than those expressed in our forward-looking statements. We do not undertake to update our forward- looking statements, whether as a result of new information, future events or otherwise, except as may be required by law.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Except as discussed in the following paragraphs, we believe there have been no material changes in the reported market risks faced by the Company during the six months ended March 31, 2012. For additional information, refer to Item 7A of our Annual Report on Form 10-K/A for the year ended September 30, 2011.

As of March 31, 2012, a hypothetical 10% adverse change in relevant market prices would have decreased the fair value of our commodity-related derivatives portfolio, which includes futures, options, and swaps, by approximately $3.4 million. This volatility analysis ignores changes in the exposures inherent in the related hedged transactions. Because the Company does not hold or trade derivatives for speculation or profit, all changes in derivative values are effectively offset by corresponding changes in the hedged exposures.

As of March 31, 2012, the fair value of our fixed rate debt was approximately $2,247.2 million, based on the discounted amount of future cash flows using Ralcorp’s incremental rate of borrowing for similar debt. A hypothetical 10% decrease in interest rates would have increased the fair value of the fixed rate debt by approximately $81.9 million.

As of March 31, 2012, we held foreign currency forward contracts with a total notional amount of $35.3 million and fair value of $.2 million. A hypothetical 10% increase in the expected CAD-USD exchange rates would have reduced that fair value by $3.2 million.

Item 4. Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of March 31, 2012. Due to the existence of material weaknesses in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2012. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during our second fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Two subsidiaries of the Company are subject to three lawsuits brought by former employees currently pending in separate California state courts alleging, among other things, that employees did not receive statutorily mandated meal breaks resulting in incorrect payment of wages, inaccurate wage statements, unpaid overtime and incorrect payments to terminated employees. Each of these suits was filed as a class action and seeks to include in the class certain current and former employees of the respective subsidiary involved. In each case, the plaintiffs are seeking unpaid wages, interest, attorneys’ fees, compensatory and other monetary damages, statutory penalties, and injunctive relief. No determination has been made by any court regarding class certification. In April 2012, the Company, plaintiffs and a third party staffing agency formerly used by the Company agreed to the terms of a proposed settlement with respect to these suits. Under the terms of the proposed settlement, the Company has agreed to pay $4.4 million in order to resolve these claims. The Company accrued $4.4 million related to the proposed settlement during the quarter ended March 31, 2012. Under the terms of the proposed settlement, however, it is possible that up to $1.5 million could be returned to the Company depending upon the number of current and former employees who participate in the settlement. The proposed settlement requires court approval which the Company expects will occur during the fourth quarter of fiscal 2012.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs*
January 1- January 31, 2012	0	$0	0	See total

February 1 - February 28, 2012	0	0	0	See total

March 1 - March 31, 2012	0	0	0	See total

Total	0	0	0	5,000,000

*	On November 10, 2009, the Board of Directors authorized the repurchase of up to 7,000,000 shares of common stock at prevailing market prices. The authorization has no expiration date. From time to time, the Company may repurchase its common stock through plans established under Rule 10b5-1. Typically, these plans direct a broker to purchase a variable amount of shares each day (usually between 0 and 50,000) depending on the previous day’s closing share price.

Item 4.	Mine Safety Disclosures.

Not Applicable

Item 6.	Exhibits.

Number	Description

31.1	Section 302 Certification of Kevin J. Hunt dated September 12, 2012

31.2	Section 302 Certification of Scott Monette dated September 12, 2012

32	Section 1350 Certification of Kevin J. Hunt and Scott Monette dated September 12, 2012

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

**	Furnished with this Form 10-Q

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RALCORP HOLDINGS, INC.

Date: September 12, 2012	By:	/s/ S. Monette
S. Monette
Corporate Vice President and
Chief Financial Officer

Exhibit Index

Number	Description

31.1	Section 302 Certification of Kevin J. Hunt dated September 12, 2012

31.2	Section 302 Certification of Scott Monette dated September 12, 2012

32	Section 1350 Certification of Kevin J. Hunt and Scott Monette dated September 12, 2012

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

**	Furnished with this Form 10-Q