Form 10-Q
period 2012-06-30
RALCORP HOLDINGS INC /MO
filed 2012-09-12
CIK 1029506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                 to                 .

Commission file number: 1-12619

Ralcorp Holdings, Inc.

(Exact Name of Registrant as Specified in its Charter)

Missouri	43-1766315
(State or Other Jurisdiction of Incorporation)	(IRS Employer Identification Number)

800 Market Street

St. Louis, Missouri 63101

(Address, including Zip Code, of Principal Executive Offices)

Registrant’s telephone number, including area code: (314) 877-7000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Number of shares of common stock, $.01 par value, outstanding as of September 10, 2012: 55,032,538

Ralcorp Holdings, Inc.

(i)

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

RALCORP HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

(Dollars in millions except per share data)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net Sales	$1,026.2	$927.8	$3,254.9	$2,796.8
Cost of goods sold	(822.2)	(752.1)	(2,595.5)	(2,197.9)

Gross Profit	204.0	175.7	659.4	598.9
Selling, general and administrative expenses	(103.2)	(97.5)	(330.8)	(287.2)
Amortization of intangible assets	(20.3)	(16.5)	(61.2)	(49.1)
Other operating expenses, net	(3.4)	(5.0)	(16.9)	(8.5)

Operating Profit	77.1	56.7	250.5	254.1
Interest expense, net	(30.4)	(33.0)	(96.8)	(102.5)

Earnings from Continuing Operations before Income Taxes	46.7	23.7	153.7	151.6
Income taxes	(16.4)	(7.9)	(49.8)	(54.0)

Earnings from Continuing Operations	30.3	15.8	103.9	97.6
(Loss) earnings from discontinued operations, net of income taxes	(.5)	12.5	13.7	85.3

Net Earnings	$29.8	$28.3	$117.6	$182.9

Basic Earnings per Share
Earnings from continuing operations	$.55	$.29	$1.88	$1.78
(Loss) earnings from discontinued operations	(.01)	.22	.25	1.55

Net earnings	$.54	$.51	$2.13	$3.33

Diluted Earnings per Share
Earnings from continuing operations	$.54	$.28	$1.85	$1.75
(Loss) earnings from discontinued operations	(.01)	.22	.24	1.53

Net earnings	$.53	$.50	$2.09	$3.28

See accompanying Notes to Condensed Consolidated Financial Statements.

RALCORP HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(Dollars in millions)

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net Earnings	$29.8	$28.3	$117.6	$182.9
Unrealized loss on securities	(14.8)	—	(36.7)	—
Benefit plan adjustment, net of tax	—	—	16.6	—
Cash flow hedging adjustments, net of tax	2.1	(12.4)	7.0	.5
Foreign currency translation adjustment	(9.8)	6.5	2.6	27.7

Comprehensive Income	$7.3	$22.4	$107.1	$211.1

See accompanying Notes to Condensed Consolidated Financial Statements.

RALCORP HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(Dollars in millions)

	June 30,	Sept. 30,
	2012	2011
		(Restated)
Assets
Current Assets
Cash and cash equivalents	$98.0	$50.0
Marketable securities	4.7	8.2
Investment in Post Holdings, Inc.	208.3	—
Receivables, net	346.4	349.6
Inventories	431.0	424.1
Deferred income taxes	13.0	15.7
Prepaid expenses and other current assets	22.3	11.8
Current assets of discontinued operations	—	135.3

Total Current Assets	1,123.7	994.7
Property, Net	868.3	783.2
Goodwill	1,448.0	1,160.9
Other Intangible Assets, Net	1,019.2	767.9
Other Assets	37.3	35.8
Noncurrent Assets of Discontinued Operations	—	2,536.7

Total Assets	$4,496.5	$6,279.2

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$260.2	$284.4
Notes payable to banks	—	105.0
Current portion of long-term debt	85.7	30.7
Other current liabilities	177.7	192.1
Current liabilities of discontinued operations	—	59.7

Total Current Liabilities	523.6	671.9
Long-term Debt	1,894.8	2,172.5
Deferred Income Taxes	274.8	281.0
Other Liabilities	115.6	129.1
Noncurrent Liabilities of Discontinued Operations	—	459.5

Total Liabilities	2,808.8	3,714.0

Commitments and Contingencies
Shareholders’ Equity
Common stock	.6	.6
Additional paid-in capital	1,962.7	1,957.3
Common stock in treasury, at cost	(327.2)	(338.9)
Retained earnings	131.7	1,026.9
Accumulated other comprehensive loss	(80.1)	(80.7)

Total Shareholders’ Equity	1,687.7	2,565.2

Total Liabilities and Shareholders’ Equity	$4,496.5	$6,279.2

See accompanying Notes to Condensed Consolidated Financial Statements.

RALCORP HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in millions)

	Nine Months Ended
	June 30,
	2012	2011
Cash Flows from Operating Activities
Net earnings	$117.6	$182.9
Earnings from discontinued operations, net of income taxes	(13.7)	(85.3)

Earnings from continuing operations	103.9	97.6
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation and amortization	147.8	125.7
Stock-based compensation expense	13.0	10.7
Deferred income taxes	(27.5)	(26.8)
Other, net	16.9	49.2

Net Cash Provided by Operating Activities—Continuing Operations	254.1	256.4
Net Cash Provided by Operating Activities—Discontinued Operations	37.9	111.4

Net Cash Provided by Operating Activities	292.0	367.8

Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	(699.0)	—
Additions to property and intangible assets	(106.2)	(79.2)
Proceeds from sale of property	1.0	.5
Purchases of securities	(.7)	(20.6)
Proceeds from sale or maturity of securities	8.1	19.9

Net Cash Used by Investing Activities—Continuing Operations	(796.8)	(79.4)
Net Cash Used by Investing Activities—Discontinued Operations	(13.9)	(9.7)

Net Cash Used by Investing Activities	(810.7)	(89.1)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	550.0	—
Repayments of long-term debt	(753.2)	(47.2)
Net repayments under credit arrangements	(124.9)	(204.7)
Purchases of treasury stock	(.6)	(.6)
Proceeds and tax benefits from exercise of stock awards	14.4	9.8
Changes in book cash overdrafts	(18.6)	(19.4)
Other, net	—	(.1)

Net Cash Used by Financing Activities—Continuing Operations	(332.9)	(262.2)
Net Cash Provided by Financing Activities—Discontinued Operations	900.0	—

Net Cash Provided (Used) by Financing Activities	567.1	(262.2)

Effect of Exchange Rate Changes on Cash	(.4)	1.4

Net Increase in Cash and Cash Equivalents	48.0	17.9
Cash and Cash Equivalents, Beginning of Period	50.0	29.3

Cash and Cash Equivalents, End of Period	$98.0	$47.2

See accompanying Notes to Condensed Consolidated Financial Statements.

RALCORP HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (Unaudited)

(Dollars in millions, shares in thousands)

					Accum. Other
		Additional	Common		Compre-
	Common	Paid-In	Stock in	Retained	hensive
	Stock	Capital	Treasury	Earnings	Loss	Total
Balance, September 30, 2011 (Restated)	$.6	$1,957.3	$(338.9)	$1,026.9	$(80.7)	$2,565.2
Net earnings				117.6		117.6
Unrealized loss on securities					(36.7)	(36.7)
Benefit plan adjustment, net of $10.1 tax expense					16.6	16.6
Cash flow hedging adjustments, net of $3.7 tax expense					7.0	7.0
Foreign currency translation adjustment					2.6	2.6

Comprehensive income						107.1
Purchases of treasury stock (8 shares)			(.6)			(.6)
Activity under stock and deferred compensation plans (303 shares)		(6.0)	12.3			6.3
Stock-based compensation expense		11.4				11.4
Spin-off of Post cereals business				(1,012.8)	11.1	(1,001.7)

Balance, June 30, 2012	$.6	$1,962.7	$(327.2)	$131.7	$(80.1)	$1,687.7

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

In July 2012, the FASB issued ASU No. 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment,” which is intended to simplify how an entity tests other intangible assets for impairment by allowing companies to perform a qualitative assessment to test their indefinite-lived intangible assets for impairment. The amendments in this ASU will allow an entity the option to first perform a qualitative assessment to determine whether it is more likely than not (a likelihood of more than 50%) that an indefinite-lived intangible asset is impaired. If an entity determines that it is more likely than not that the fair value of such an asset exceeds its carrying amount, it would not need to calculate the fair value of the asset in that year. However, if an entity concludes otherwise, it must calculate the fair value of the asset, compare that value with its carrying amount and record an impairment charge, if any. The guidance also includes examples of the types of factors to consider in conducting the qualitative assessment. The qualitative assessment for an indefinite-lived asset focuses on the events and circumstances that, individually or in the aggregate, could affect the significant inputs used in the fair value measurement of the asset. Both negative and positive evidence should be evaluated to determine whether it is more likely than not that the asset is impaired. Prior to this ASU, entities were required to test indefinite-lived intangible assets for impairment, on at least an annual basis, by first comparing the fair value of an asset to its carrying amount. If the carrying amount of the intangible asset exceeded its fair value, an impairment loss was recognized for the amount of the excess. The amendments must be adopted for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012; however, the Company plans to adopt this ASU on September 30, 2012, as permitted by the standard. The adoption of this update is not expected to have a material effect on the Company’s financial position, results of operations, or cash flows.

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

In connection with the preparation of the restated financial statements, the Company identified additional errors in the footnotes to the financial statement statements related to the condensed consolidating financial statements of guarantors included in Note 17 of the originally filed June 30, 2011 Quarterly Report on Form 10-Q. These errors do not impact the Company’s consolidated balances and amounts. See Note 19 for additional information on the impact of these errors and the restatement of the condensed financial statements of guarantors.

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

The results of the Post cereals business included in discontinued operations for the three and nine months ended June 30, 2012 and 2011 are summarized in the following table. Post separation costs are primarily professional services fees directly related to the Spin-Off transactions.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net sales	$—	$244.1	$301.0	$721.0
Post separation costs	—	—	(15.0)	—
Impairment of intangible assets	—	(32.1)	—	(32.1)
Operating (loss) profit	(.8)	18.9	30.8	132.7
(Loss) earnings before income taxes	(.8)	18.9	30.8	132.7
Income taxes	.3	(6.4)	(17.1)	(47.4)
(Loss) earnings from discontinued operations, net of income taxes	(.5)	12.5	13.7	85.3

Ralcorp continues to purchase and sell certain products from or to Post. The amounts of the intercompany revenues and costs associated with such activities before the Spin-Off were as follows:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Intercompany net sales	$—	$—	$1.0	$—
Intercompany costs and expenses	—	(3.3)	(6.1)	(8.9)

Following the Spin-Off, Ralcorp recognized billings to Post of approximately $3.2 and $5.4 for the three and nine months ended June 30, 2012 related to the TSA, which were included in “Other operating expenses, net” in the statement of earnings. Under the TSA, Ralcorp also collects and disburses cash on Post’s behalf. As of June 30, 2012, Ralcorp’s accounts payable include a net amount due to Post of $4.5.

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

NOTE 5 – BUSINESS COMBINATIONS

On October 3, 2011, Ralcorp completed the acquisition of the North American private-brand refrigerated dough business of Sara Lee Corporation (“Refrigerated Dough”). Refrigerated Dough is a leading manufacturer and distributor of a full range of private-brand refrigerated dough products in the U.S. To fund the transaction, Ralcorp entered into a credit agreement consisting of a $550 term loan (see Note 16) that was repaid with a portion of the proceeds generated in connection with the separation of its Post cereals business (see Note 4). Refrigerated Dough, included in the Frozen Bakery Products segment, employs approximately 700 people and has manufacturing and distribution facilities in Carrollton, Texas and Forest Park, Georgia. The assigned goodwill is deductible for tax purposes. The purchase price allocation included $259.6 of customer relationships, trademarks, and other intangibles subject to amortization over a weighted average amortization period of approximately 15 years. Net sales and operating profit included in the statement of earnings related to this acquisition were $62.4 and $4.1, respectively, for the three months ended June 30, 2012 and $242.9 and $29.9, respectively, for the nine months ended June 30, 2012.

On December 28, 2011, Ralcorp completed the acquisition of Pastificio Annoni S.p.A. (“Annoni”), a pasta manufacturer located in Bergamo, Italy. Annoni operates as a part of the Pasta segment. The assigned goodwill is not deductible for tax purposes. The purchase price allocation included $4.6 of customer relationships subject to amortization over a weighted average amortization period of 10 years. Net sales and operating profit included in the statement of earnings related to this acquisition were $3.0 and zero, respectively, for the three months ended June 30, 2012 and $5.9 and $.1, respectively, for the nine months ended June 30, 2012.

On May 22, 2012, Ralcorp completed the acquisition of Petri Baking Products, Inc. (“Petri”), a leading producer of private-brand wire-cut cookies located in Silver Creek, New York. Petri operates as a part of the Snacks, Sauces and Spreads segment. The assigned goodwill is deductible for tax purposes. The purchase price allocation included $27.6 of customer relationships subject to amortization over a weighted average amortization period of 12 years. Net sales and operating profit included in the statement of earnings related to this acquisition for both the three and nine months ended June 30, 2012 were $8.5 and $1.6, respectively.

On June 17, 2012, Ralcorp completed the acquisition of Gelit S.r.l. (“Gelit”), a leading producer of private-brand, frozen ready meals, located in Cisterna di Latina, Italy. Gelit operates as a part of the Pasta segment. The assigned goodwill is deductible for tax purposes. The purchase price allocation included $17.0 of customer relationships subject to amortization over a weighted average amortization period of 10 years. Net sales and operating profit included in the statement of earnings related to this acquisition for both the three and nine months ended June 30, 2012 were $1.6 and $.2, respectively.

Each of the acquisitions was accounted for using the purchase method of accounting, whereby the results of operations of each of the following acquisitions are included in the statements of earnings from the date of acquisition. The purchase price was allocated to acquired assets and liabilities based on their estimated fair values at the date of acquisition, and any excess was allocated to goodwill, as shown in the following table. For each acquisition, the goodwill is attributable to the assembled workforce of the acquired business and the significant synergies and opportunities expected from the combination of the acquired business with the existing Ralcorp businesses. Certain estimated values are not yet finalized (primarily deferred tax assets and liabilities, fixed assets, and other intangible assets for Petri and Gelit) and are subject to change once additional information is obtained (but no later than one year from the applicable acquisition date).

	Refrigerated
	Dough	Annoni	Petri	Gelit
Cash	$—	$.9	$.9	$4.8
Receivables	14.8	7.8	5.2	11.4
Inventories	22.8	.5	2.5	5.6
Other current assets	.1	—	.2	.4
Property	62.6	3.6	9.9	11.3
Goodwill	218.6	7.1	41.3	18.6
Other intangible assets	259.6	4.6	27.6	17.2

Total assets acquired	578.5	24.5	87.6	69.3

Accounts payable	(14.2)	(3.8)	(2.5)	(8.5)
Other current liabilities	(8.4)	(.7)	(.5)	(6.2)
Other liabilities	(3.9)	(3.1)	(.5)	(2.0)

Total liabilities assumed	(26.5)	(7.6)	(3.5)	(16.7)

Net assets acquired	$552.0	$16.9	$84.1	$52.6

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net sales	$1,043.3	$1,019.1	$3,327.7	$3,110.0
Earnings from continuing operations	30.0	10.0	103.8	96.3
Basic earnings per share from continuing operations	.54	.18	1.88	1.75
Diluted earnings per share from continuing operations	.53	.18	1.84	1.73

NOTE 6 – PENSION AND OTHER POSTRETIREMENT BENEFITS

The Company sponsors qualified and supplemental noncontributory defined benefit pension plans and other postretirement benefit plans for certain of its employees. The following table provides the components of net periodic benefit cost for the plans.

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Pension Benefits
Service cost	$.7	$.4	$2.0	$1.3
Interest cost	2.9	2.7	8.8	8.2
Expected return on plan assets	(4.6)	(4.2)	(13.9)	(12.7)
Amortization of prior service cost	—	—	—	—
Amortization of net loss	1.5	1.1	4.7	3.3

Net periodic benefit cost	$.5	$—	$1.6	$.1

Other Postretirement Benefits
Service cost	$—	$—	$.1	$(.1)
Interest cost	.4	.3	1.3	1.1
Amortization of prior service cost	.1	—	.1	—
Amortization of net loss	.1	—	.3	—

Net periodic benefit cost	$.6	$.3	$1.8	$1.0

NOTE 7 – AMOUNTS RELATED TO PLANT CLOSURES

During the quarter ended March 31, 2012, the leased manufacturing facility of the Bloomfield business in Los Alamitos, California was closed after relinquishing co-manufacturing business that did not meet minimum margin requirements. The Company has moved all remaining production to, and is rescaling its co-manufacturing operations at, a nearby facility within the Cereal Products segment. The project was substantially completed as of June 30, 2012.

Also, during the quarter ended March 31, 2012, management finalized a plan to close the Poteau, Oklahoma manufacturing facility of the Snacks, Sauces & Spreads segment. The plant’s production of crackers and cookies will be transferred to the Company’s cracker and cookie plant in Princeton, Kentucky to realize cost savings through capacity rationalization. The closure occurred in June 2012 and is expected to be substantially completed by September 30, 2012, pending the sale of the property.

Property associated with plants in Billerica, Massachusetts and Blue Island, Illinois (closed in fiscal 2008 and 2007, respectively) has not yet been sold, and the Company continues to incur impairment losses resulting from declines in the real estate market, as well as continuing costs of ownership.

During the quarter ended June 30, 2011, the Richmond Hill, Ontario manufacturing facility of the Frozen Bakery Products segment was closed to realize cost savings through capacity rationalization. The closure was substantially completed by September 30, 2011.

Amounts related to plant closures are shown in the following table. Costs are recognized in “Other operating expenses” in the statements of operations, and are not included in the measure of segment performance for any segment. There were no significant liability balances related to plant closure activities at June 30, 2012 or September 30, 2011.

	Three Months Ended		Nine Months Ended		Cumulative	Total
	June 30,		June 30,		as of	Expected to
	2012	2011	2012	2011	June 30, 2012	be Incurred
Los Alamitos:
Employee termination benefits	$.1	$—	$.6	$—	$.6	$.8
Losses on property	1.2	—	1.6	—	1.6	1.6
Other associated costs	1.2	—	1.4	—	1.4	1.5

Total Los Alamitos	2.5	—	3.6	—	3.6	3.9

Poteau:
Employee termination benefits	1.7	—	1.7	—	1.7	2.3
Losses on property	—	—	4.9	—	4.9	4.9
Other associated costs	.2	—	.2	—	.2	2.5

Total Poteau	1.9	—	6.8	—	6.8	9.7

Richmond Hill:
Employee termination benefits	—	.8	—	.8	.8	.8
Losses on property	—	.3	—	.3	.3	.3
Other associated costs	—	1.0	—	1.0	1.0	1.0

Total Richmond Hill	—	2.1	—	2.1	2.1	2.1

Billerica and Blue Island	.3	.3	1.1	.7	10.8	11.1

	$4.7	$2.4	$11.5	$2.8	$23.3	$26.8

NOTE 8 – EARNINGS PER SHARE

The weighted average shares outstanding for basic and diluted earnings per share were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Weighted Average Shares for Basic Earnings per Share	55,302	54,851	55,161	54,774
Dilutive effect of:
Stock options	111	250	156	253
Stock appreciation rights	681	550	671	339
Restricted stock awards	221	267	212	249

Weighted Average Shares for Diluted Earnings per Share	56,315	55,918	56,200	55,615

The following schedule shows stock appreciation rights (“SARs”) which were outstanding and could potentially dilute basic earnings per share in the future but which were not included in the computation of diluted earnings per share for the periods indicated because to do so would have been antidilutive (in thousands).

	Nine Months Ended			Nine Months Ended
	June 30, 2012			June 30, 2011
	First	Second	Third	First	Second	Third
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
SARs at $66.07 per share	—	—	—	504	497	—
SARs at $58.79 per share	—	—	—	8	—	—
SARs at $56.27 per share	—	—	—	372	—	—
SARs at $57.14 per share	—	—	—	13	13	—
SARs at $57.45 per share	—	—	—	536	536	—
SARs at $61.98 per share	—	—	—	6	6	—
SARs at $62.03 per share	—	—	—	—	3	—
SARs at $61.95 per share	—	—	—	—	6	—
SARs at $74.65 per share	—	491	484	—	—	—

NOTE 9 – DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING

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

The Post cereals business participated in Ralcorp’s hedging program before the Spin-Off (see Note 4). The fair value of the derivative instruments has not been reflected as assets or liabilities of discontinued operations as of September 30, 2011 because Post was not legally a party to the underlying derivative instruments and because there are no significant instruments that were allocable only to Post. As of September 30, 2011, the amount of Ralcorp’s net derivative liability that was related to Post was $10.3. The amounts of derivative effects of hedging allocated to Post (and included in earnings from discontinued operations on the statements of operations) was zero and a loss of $2.0 for the three and nine months ended June 30, 2012, respectively, and losses of $8.4 and $8.3 for the three and nine months ended June 30, 2011, respectively. Amounts related to Post are included in the amounts disclosed in the rest of this note. As of the Spin-Off date, Post no longer participated in the Ralcorp derivative instrument program and no net derivative liability or asset was outstanding.

For the nine months ended June 30, 2012, the Company’s derivative instruments consisted of commodity contracts (options, futures, and swaps) used as cash flow or economic hedges on purchases of raw materials (ingredients and packaging) and energy (fuel), and foreign currency forward contracts used as cash flow hedges on receipts of foreign currency-denominated accounts receivable. Certain commodity-related derivatives do not meet the criteria for cash flow hedge accounting or simply are not designated as hedging instruments; nonetheless, they are economic hedges used to manage the future cost of raw materials. The following table shows the notional amounts of derivative instruments held.

	Jun. 30,	Mar. 31,	Dec. 31,	Sept. 30,
	2012	2012	2011	2011
Raw materials (thousands of pounds)	6,400	33,080	124,900	1,395,470
Natural gas (thousands of MMBTUs)	576	1,164	1,990	3,885
Other fuel (thousands of gallons)	9,275	4,757	10,627	12,966
Currency (thousands of dollars)	33,250	35,250	59,000	83,250

The following table shows the fair value and balance sheet location of the Company’s derivative instruments as of June 30, 2012 and September 30, 2011, all of which were designated as hedging instruments under ASC Topic 815 except $9.1 and $34.3, respectively, of commodity contracts in a net liability position.

	Fair Value
	Jun. 30,	Sept. 30,
	2012	2011	Balance Sheet Location
Liability Derivatives
Commodity contracts	$13.0	$49.0	Other current liabilities
Foreign exchange contracts	.3	4.1	Other liabilities

	$13.3	$53.1

Asset Derivatives
Commodity contracts	$—	$.3	Prepaid expenses and other current assets

	$—	$.3

The following tables illustrate the effects of the Company’s derivative instruments on the statements of earnings and other comprehensive income or loss (“OCI”) for the three months ended June 30, 2012 and 2011.

Derivatives in ASC Topic 815 Cash Flow	Amount of Gain (Loss) Recognized in OCI [Effective Portion]		Gain (Loss) Reclassified from Accumulated OCI into Earnings [Effective Portion]		Gain (Loss) Recognized in Earnings [Ineffective Portion and Amount Excluded from Effectiveness Testing]
Hedging Relationships	2012	2011	2012	2011	2012	2011	Location in Earnings
Commodity contracts	$(.8)	$(2.0)	$(4.5)	$16.0	$—	$1.6	Cost of goods sold
Foreign exchange contracts	(.3)	.2	.1	1.4	—	—	SG&A expenses
Interest rate contracts	—	—	(.4)	(.3)	—	—	Interest expense, net

	$(1.1)	$(1.8)	$(4.8)	$17.1	$—	$1.6

Derivatives Not Designated	Amount of Gain (Loss)
as Hedging Instruments	Recognized in Earnings		Location of Gain (Loss)
Under ASC Topic 815	2012	2011	Recognized in Earnings
Commodity contracts	$3.1	$(21.2)	Cost of goods sold

The following tables illustrate the effects of the Company’s derivative instruments on the statements of earnings and OCI for the nine months ended June 30, 2012 and 2011.

Derivatives in ASC Topic 815 Cash Flow	Amount of Gain (Loss) Recognized in OCI [Effective Portion]		Gain (Loss) Reclassified from Accumulated OCI into Earnings [Effective Portion]		Gain (Loss) Recognized in Earnings [Ineffective Portion and Amount Excluded from Effectiveness Testing]
Hedging Relationships	2012	2011	2012	2011	2012	2011	Location in Earnings
Commodity contracts	$(2.1)	$25.6	$(8.3)	$25.1	$.5	$1.7	Cost of goods sold
Foreign exchange contracts	3.2	2.7	(.3)	3.5	—	—	SG&A expenses
Interest rate contracts	—	—	(1.1)	(1.1)	—	—	Interest expense, net

	$1.1	$28.3	$(9.7)	$27.5	$.5	$1.7

Derivatives in	Amount of Gain (Loss)
ASC Topic 815 Fair Value	Recognized in Earnings		Location of Gain (Loss)
Hedging Relationships	2012	2011	Recognized in Earnings
Commodity contracts	$—	$(.1)	Cost of goods sold

Derivatives Not Designated	Amount of Gain (Loss)
as Hedging Instruments	Recognized in Earnings		Location of Gain (Loss)
Under ASC Topic 815	2012	2011	Recognized in Earnings
Commodity contracts	$(5.3)	$(10.4)	Cost of goods sold

Accumulated OCI included a $23.0 net loss on cash flow hedging instruments before taxes ($14.3 after taxes) at June 30, 2012, compared to a $33.7 net loss before taxes ($21.3 after taxes) at September 30, 2011. Approximately $6.3 of net cash flow hedge gains reported in accumulated OCI at June 30, 2012 is expected to be reclassified into earnings within the next twelve months. For gains or losses associated with commodity contracts, the reclassification will occur when the products produced with hedged materials are sold. For gains or losses associated with foreign exchange contracts, the reclassification will occur as hedged foreign currency-denominated accounts receivable are received. For gains or losses associated with interest rate swaps, the reclassification occurs on a straight-line basis over the term of the related debt.

Certain of the Company’s derivative instruments contain provisions that require the Company to post collateral when the derivatives in liability positions exceed a specified threshold, and others require collateral even when the derivatives are in asset positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on June 30, 2012 and September 30, 2011 was $10.3 and $3.9, respectively, and the related collateral required was $.7 and $8.2 at June 30, 2012 and September 30, 2011, respectively.

NOTE 10 – FAIR VALUE MEASUREMENTS

The following table presents the Company’s assets and liabilities measured at fair value on a recurring basis and the basis for that measurement according to the levels in the fair value hierarchy in ASC Topic 820:

	June 30, 2012			September 30, 2011
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Marketable securities	$4.7	$4.7	$—	$8.2	$8.2	$—
Investment in Post Holdings, Inc.	208.3	208.3	—	—	—	—
Derivative assets	—	—	—	.3	—	.3
Deferred compensation investment	22.8	22.8	—	22.9	22.9	—

	$235.8	$235.8	$—	$31.4	$31.1	$.3

Liabilities
Derivative liabilities	$13.3	$—	$13.3	$53.1	$—	$53.1
Deferred compensation liabilities	28.0	—	28.0	36.5	—	36.5

	$41.3	$—	$41.3	$89.6	$—	$89.6

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

The Company’s marketable securities consist of U.S. Treasury Bills. Fair value for marketable securities and the Company’s investment in Post stock is measured using the market approach based on quoted prices in active markets. As of June 30, 2012, the Post stock had a fair value of $208.3 and a cost basis of $245.0, with $36.7 of net losses in accumulated other comprehensive income.

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

The carrying amounts reported on the consolidated balance sheets for cash and cash equivalents, receivables, and accounts and notes payable approximate fair value because of the short maturities of these financial instruments (Level 2). The carrying amount of the Company’s variable rate long-term debt (see Note 17) approximates fair value because the interest rates are adjusted to market frequently (Level 2). Based on the discounted amount of future cash flows, using Ralcorp’s incremental rate of borrowing for similar debt, the Company’s fixed rate debt (which had a carrying amount of $1,940.9 as of June 30, 2012 and $1,951.6 as of September 30, 2011) had an estimated (Level 2) fair value of $2,290.9 as of June 30, 2012 and $2,070.1 as of September 30, 2011.

NOTE 11 – INVENTORIES

The reported value of inventories consisted of:

	June 30,	Sept. 30,
	2012	2011
Raw materials and supplies	$176.4	$184.7
Finished products	254.6	239.4

	$431.0	$424.1

NOTE 12 – PROPERTY, NET

The reported value of property, net, consisted of:

	June 30,	Sept. 30,
	2012	2011
Property at cost	$1,580.5	$1,424.3
Accumulated depreciation	(712.2)	(641.1)

	$868.3	$783.2

NOTE 13 – GOODWILL

The changes in the carrying amount of goodwill by reportable segment (see Note 18) were as follows:

		Snacks,	Frozen
	Cereal	Sauces	Bakery
	Products	& Spreads	Products	Pasta	Total
Balance, September 30, 2011
Goodwill (gross)	$47.2	$292.8	$366.3	$534.1	$1,240.4
Accumulated impairment losses	—	(79.5)	—	—	(79.5)

Goodwill (net)	$47.2	$213.3	$366.3	$534.1	$1,160.9
Goodwill acquired	—	41.3	218.6	25.7	285.6
Currency translation adjustment	—	.8	1.2	(.5)	1.5

Balance, June 30, 2012
Goodwill (gross)	$47.2	$334.9	$586.1	$559.3	$1,527.5
Accumulated impairment losses	—	(79.5)	—	—	(79.5)

Goodwill (net)	$47.2	$255.4	$586.1	$559.3	$1,448.0

NOTE 14 – OTHER INTANGIBLE ASSETS, NET

The reported value of other intangible assets, net, consisted of:

	June 30,	Sept. 30,
	2012	2011
Subject to amortization:
Computer software	$68.2	$75.3
Customer relationships	943.6	683.0
Trademarks/brands	36.0	35.5
Other	61.9	13.1

	1,109.7	806.9
Accumulated amortization	(271.3)	(219.8)

	$838.4	$587.1
Not subject to amortization:
Trademarks/brands	180.8	180.8

	$1,019.2	$767.9

Amortization expense related to intangible assets was:

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Computer software	$1.5	$1.9	$4.7	$5.5
Customer relationships	17.7	13.5	53.2	40.3
Trademarks/brands	.6	.7	1.8	1.9
Other	.5	.4	1.5	1.4

	$20.3	$16.5	$61.2	$49.1

For the intangible assets recorded as of June 30, 2012, total amortization expense of $82.8, $77.2, $73.4, $69.8, and $67.2 is scheduled for fiscal 2012, 2013, 2014, 2015, and 2016, respectively.

NOTE 15 – CONTINGENCIES

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

NOTE 16 – SHORT-TERM FINANCING ARRANGEMENTS

The Company has an agreement to sell, on an ongoing basis, all of the trade accounts receivable of certain of its subsidiaries to a wholly owned, bankruptcy-remote subsidiary named Ralcorp Receivables Corporation (“RRC”). As of June 30, 2012, the accounts receivable of the American Italian Pasta Company, Bloomfield Bakers, Medallion Foods, Petri Baking Products, and foreign subsidiaries had not been incorporated into the agreement and were not being sold to RRC. RRC can in turn sell up to $110.0 of ownership interests in qualifying receivables to bank commercial paper conduits. Ralcorp continues to service the receivables (with no significant servicing assets or liabilities) and remits collections to RRC, who remits the appropriate portion to the conduits as part of a monthly net settlement including the sale of an additional month of receivables. Interest incurred on the funding received from the conduits totaled zero and $.3, respectively, in the three and nine months ended June 30, 2012 and $.4 and $1.1, respectively, in the three and nine months ended June 30, 2011.

In December 2010, the Company entered into uncommitted credit arrangements with banks totaling $150.0. The arrangements expired in December 2011.

On October 3, 2011, the Company entered into a credit agreement (“2011 Credit Agreement”) consisting of a $550.0 term loan. Borrowings under the agreement incurred interest at the Company’s choice of either (1) LIBOR plus the applicable margin rate (currently 1.50%) or (2) the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate, (c) the “Adjusted LIBOR Rate” plus 1%. As described in Note 17, Ralcorp repaid these borrowings and terminated this agreement on January 20, 2012.

As of June 30, 2012, funding from the receivables securitization was zero. As of September 30, 2011, funding from the receivables securitization was $105.0 at a weighted average interest rate of 1.22%, and borrowings under the uncommitted credit arrangements were zero. These amounts are reflected on the Company’s consolidated balance sheet in “Notes payable to banks.”

NOTE 17 – LONG-TERM DEBT

The reported value of long-term debt consisted of:

	June 30, 2012		September 30, 2011
	Balance	Rate	Balance	Rate
Fixed Rate Senior Notes, Series C	$50.0	5.43%	$50.0	5.43%
Fixed Rate Senior Notes, Series D	21.4	4.76%	32.1	4.76%
Fixed Rate Senior Notes, Series E	100.0	5.57%	100.0	5.57%
Fixed Rate Senior Notes, Series F	75.0	5.43%	75.0	5.43%
Fixed Rate Senior Notes, Series I-1	75.0	5.56%	75.0	5.56%
Fixed Rate Senior Notes, Series I-2	25.0	5.58%	25.0	5.58%
Fixed Rate Senior Notes, Series J	100.0	5.93%	100.0	5.93%
Fixed Rate Senior Notes maturing 2018	577.5	7.29%	577.5	7.29%
Floating Rate Senior Notes maturing 2018	20.0	3.01%	20.0	2.80%
Fixed Rate Senior Notes maturing 2020	67.0	7.39%	67.0	7.39%
4.95% Senior Notes maturing 2020	300.0	4.95%	300.0	4.95%
Fixed Rate Senior Notes maturing 2039	450.0	6.63%	450.0	6.63%
Fixed Rate Senior Notes, Series 2009A	50.0	7.45%	50.0	7.45%
Fixed Rate Senior Notes, Series 2009B	50.0	7.60%	50.0	7.60%
2010 Revolving Credit Agreement	—		19.9	2.62%
2010 Term Loan	—		190.0	2.75%

	1,960.9		2,181.5
Plus: Unamortized premium (discount), net	3.0		3.1
Plus: Unamortized adjustment related to interest rate fair value hedge	16.6		18.6
Less: Current portion	(85.7)		(30.7)

	$1,894.8		$2,172.5

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net Sales
Cereal Products	$195.4	$217.1	$641.5	$620.7
Snacks, Sauces & Spreads	427.0	383.0	1,308.3	1,182.6
Frozen Bakery Products	253.7	187.3	837.0	573.7
Pasta	150.1	140.4	468.1	419.8

Total	$1,026.2	$927.8	$3,254.9	$2,796.8

Segment Operating Profit
Cereal Products	$14.8	$23.2	$63.9	$68.2
Snacks, Sauces & Spreads	32.9	26.0	106.8	96.7
Frozen Bakery Products	21.5	21.5	82.2	67.4
Pasta	25.7	27.1	77.9	91.9

Total segment operating profit	94.9	97.8	330.8	324.2
Interest expense, net	(30.4)	(33.0)	(96.8)	(102.5)
Adjustments for economic hedges	3.1	(15.7)	(4.9)	(6.9)
Merger and integration costs	(2.4)	(1.2)	(9.8)	(1.5)
Accelerated amortization of intangible assets	(1.3)	(1.3)	(3.8)	(3.8)
Provision for legal settlement	—	—	(4.4)	(2.5)
Amounts related to plant closures	(4.7)	(2.4)	(11.5)	(2.8)
Stock-based compensation expense	(4.8)	(3.8)	(13.0)	(10.7)
Systems upgrade and conversion costs	(1.6)	(1.5)	(4.8)	(5.4)
Other unallocated corporate expenses	(6.1)	(15.2)	(28.1)	(36.5)

Earnings from Continuing Operations before Income Taxes	$46.7	$23.7	$153.7	$151.6

Depreciation and Amortization
Cereal Products	$4.9	$5.1	$15.2	$16.0
Snacks, Sauces & Spreads	11.3	10.0	32.7	30.5
Frozen Bakery Products	17.5	10.1	51.7	29.8
Pasta	13.3	13.1	39.0	39.4
Corporate	2.6	3.5	9.2	10.0

Total	$49.6	$41.8	$147.8	$125.7

	June 30,	Sept. 30,
	2012	2011
		(Restated)
Assets
Cereal Products	$255.0	$263.4
Snacks, Sauces & Spreads	879.1	799.0
Frozen Bakery Products	1,237.9	712.9
Pasta	1,522.0	1,463.0

Total segment assets	3,894.0	3,238.3
Cash and cash equivalents	98.0	50.0
Assets of discontinued operations	—	2,672.0
Investment in Post Holdings, Inc.	208.3	—
Other unallocated corporate assets	296.2	318.9

Total	$4,496.5	$6,279.2

NOTE 19 – CONDENSED FINANCIAL STATEMENTS OF GUARANTORS

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

In May 2012, the Company identified errors in the condensed financial statements of guarantors included in the Annual Report on Form 10-K for the year ended September 30, 2011 and the Quarterly Report on Form 10-Q for the quarter ended June 30, 2011. The Company has restated its condensed financial statements of guarantors as of September 30, 2011 and for the periods ended June 30, 2011. The effect of the restatement adjustments on the condensed consolidated financial statements of guarantors as previously reported for these periods is disclosed in the following tables (which do not reflect recasting for discontinued operations). The errors are described in the legend following the tables.

Condensed Consolidating Statements of Earnings

	Three Months Ended June 30, 2011
	Parent		Guarantor		Non-Guarantor
	Company		Subsidiaries		Subsidiaries		Eliminations		Consolidated
	Previously	Restated	Previously	Restated	Previously	Restated	Previously	Restated	Previously	Restated
	Reported		Reported		Reported		Reported		Reported
Net Sales[3]	$129.9	$129.9	$993.2	$993.5	$85.2	$85.2	$(36.7)	$(36.7)	$1,171.9	$1,171.9
Other intercompany revenues[4]	.4	.4	2.6	2.6	10.7	14.5	(13.7)	(17.5)	—	—
Cost of goods sold[3]	(117.1)	(117.1)	(728.0)	(728.3)	(73.5)	(73.5)	36.7	36.7	(882.2)	(882.2)
Gross Profit	13.2	13.2	267.8	267.8	22.4	26.2	(13.7)	(17.5)	289.7	289.7
Selling, general and administrative expenses[4]	(34.6)	(34.6)	(121.9)	(125.3)	(14.6)	(15.0)	13.7	17.5	(157.4)	(157.4)
Other operating expenses, net[3]	(1.0)	(1.0)	(1.5)	(.9)	(2.5)	(3.1)	—	—	(5.0)	(5.0)
Operating (Loss) Profit	(23.8)	(23.8)	95.7	92.9	3.7	6.5	—	—	75.6	75.6
Interest (expense) income, net[3]	(33.7)	(33.7)	1.3	.2	(.6)	.5	—	—	(33.0)	(33.0)
(Loss) Earnings before Income Taxes and Equity Earnings	(57.5)	(57.5)	97.0	93.1	3.1	7.0	—	—	42.6	42.6
Income taxes[3,4]	20.7	20.7	(33.9)	(32.5)	(1.1)	(2.5)	—	—	(14.3)	(14.3)
(Loss) Earnings before Equity Earnings	(36.8)	(36.8)	63.1	60.6	2.0	4.5	—	—	28.3	28.3
Net Earnings	28.3	28.3	62.0	59.5	2.0	4.5	(64.0)	(64.0)	28.3	28.3

	Nine Months Ended June 30, 2011
	Parent		Guarantor		Non-Guarantor
	Company		Subsidiaries		Subsidiaries		Eliminations		Consolidated
	Previously	Restated	Previously	Restated	Previously	Restated	Previously	Restated	Previously	Restated
	Reported		Reported		Reported		Reported		Reported
Net Sales[3]	$388.3	$388.3	$2,961.3	$2,961.6	$264.9	$264.9	$(97.0)	$(97.0)	$3,517.8	$3,517.8
Other intercompany revenues[4]	1.3	1.3	8.2	8.2	35.2	46.3	(44.7)	(55.8)	—	—
Gross Profit	92.8	92.8	827.5	827.5	72.1	83.2	(44.7)	(55.8)	947.7	947.7
Selling, general and administrative expenses[4]	(96.7)	(96.7)	(358.1)	(369.9)	(50.6)	(49.9)	44.7	55.8	(460.7)	(460.7)
Other operating expenses, net[3]	(1.7)	(1.7)	(5.4)	(4.8)	(2.5)	(3.1)	—	—	(9.6)	(9.6)
Operating (Loss) Profit	(9.7)	(9.7)	382.1	370.9	14.4	25.6	—	—	386.8	386.8
(Loss) Earnings before Income Taxes and Equity Earnings	(113.7)	(113.7)	382.7	371.5	15.3	26.5	—	—	284.3	284.3
Income taxes[3,4]	40.9	40.9	(136.8)	(132.7)	(5.5)	(9.6)	—	—	(101.4)	(101.4)
(Loss) Earnings before Equity Earnings	(72.8)	(72.8)	245.9	238.8	9.8	16.9	—	—	182.9	182.9
Net Earnings	182.9	182.9	245.4	238.3	9.8	16.9	(255.2)	(255.2)	182.9	182.9

Condensed Consolidating Balance Sheets

	September 30, 2011
	Parent		Guarantor		Non-Guarantor
	Company		Subsidiaries		Subsidiaries		Eliminations		Consolidated
	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated
Receivables, net[2,3,4]	$57.5	$55.7	$70.0	$49.4	$284.7	$310.8	$(1.8)	$(5.5)	410.4	410.4
Total Current Assets	151.2	149.4	480.4	459.8	368.2	394.3	(5.1)	(8.8)	994.7	994.7
Intercompany Notes and Interest[4]	—	—	88.8	88.8	130.7	106.8	(219.5)	(195.6)	—	—
Investment in Subsidiaries[1,2,3,4]	4,921.9	4,873.5	267.7	271.4	—	—	(5,189.6)	(5,144.9)	—	—
Deferred Income Taxes[2]	141.0	85.4	—	—	—	—	(141.0)	(85.4)	—	—
Goodwill[1]	—	—	2,491.0	2,437.0	99.1	99.1	—	—	2,590.1	2,536.1
Other Assets[3]	11.5	35.3	24.9	1.1	.2	.2	—	—	36.6	36.6
Total Assets	5,326.5	5,244.5	5,735.7	5,641.0	826.2	828.4	(5,555.2)	(5,434.7)	6,333.2	6,279.2
Accounts payable[2]	74.7	74.7	201.8	205.5	41.8	41.8	(5.1)	(8.8)	313.2	313.2
Other current liabilities[2]	120.2	116.1	84.5	88.6	18.3	18.3	—	—	223.0	223.0
Total Current Liabilities	225.6	221.5	286.3	294.1	165.1	165.1	(5.1)	(8.8)	671.9	671.9
Intercompany Notes and Interest[4]	115.6	91.7	15.1	15.1	88.8	88.8	(219.5)	(195.6)	—	—
Deferred Income Taxes[2]	—	—	765.5	709.9	11.1	11.1	(141.0)	(85.4)	635.6	635.6
Total Liabilities	2,707.3	2,679.3	1,070.1	1,022.3	302.2	302.2	(365.6)	(289.8)	3,714.0	3,714.0
Other shareholders’ equity[1,2,3,4]	2,618.6	2,564.6	4,665.6	4,618.7	524.0	526.2	(5,189.6)	(5,144.9)	2,618.6	2,564.6
Total Shareholders’ Equity	2,619.2	2,565.2	4,665.6	4,618.7	524.0	526.2	(5,189.6)	(5,144.9)	2,619.2	2,565.2
Total Liabilities and Shareholders’ Equity	5,326.5	5,244.5	5,735.7	5,641.0	826.2	828.4	(5,555.2)	(5,434.7)	6,333.2	6,279.2

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended June 30, 2011
	Parent		Guarantor		Non-Guarantor
	Company		Subsidiaries		Subsidiaries		Eliminations		Consolidated
	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated	Previously Reported	Restated
Net Cash Provided (Used) by Operating Activities[2,3,4,5]	$300.8	$264.3	$75.0	$411.9	$(8.0)	$(71.5)	$—	$(236.9)	$367.8	$367.8
Intercompany investments and advances[2,3,4,5]	88.6	—	17.6	—	(106.2)	—	—	—	—	—
Payments for equity contributions[5]	—	(14.7)	—	—	—	—	—	14.7	—	—
Proceeds from equity distributions[5]	—	89.1	—	—	—	—	—	(89.1)	—	—
Payments for intercompany lending[5]	—	—	—	—	—	(106.4)	—	106.4	—	—
Receipt of intercompany loan repayments[5]	—	—	—	—	—	53.4	—	(53.4)	—	—
Net Cash Provided (Used) by Investing Activities	77.1	62.9	(56.8)	(74.4)	(109.4)	(56.2)	—	(21.4)	(89.1)	(89.1)
Changes in book cash overdrafts[3]	(2.1)	(2.1)	(17.3)	(18.0)	—	.7	—	—	(19.4)	(19.4)
Proceeds from equity contributions[5]	—	—	—	2.3	—	12.4	—	(14.7)	—	—
Payments for equity distributions[5]	—	—	—	(322.0)	—	(2.8)	—	324.8	—	—
Proceeds from intercompany borrowing[5]	—	106.4	—	—	—	—	—	(106.4)	—	—
Repayments of intercompany loans[5]	—	(53.4)	—	—	—	—	—	53.4	—	—
Net Cash (Used) Provided by Financing Activities	(379.8)	(326.8)	(17.4)	(337.8)	135.0	145.3	—	257.1	(262.2)	(262.2)
Net Increase (Decrease) in Cash and Cash Equivalents	(1.9)	.4	.8	(.3)	19.0	19.0	—	(1.2)	17.9	17.9
Cash and Cash Equivalents, End of Period	(1.3)	1.0	1.1	—	47.4	47.4	—	(1.2)	47.2	47.2

[1]	The calculated amount of impairment of intangible assets was incorrect as discussed in Note 3.
[2]	Transactions were not recorded in the correct legal entity, and the amounts were not properly reclassified to the correct column.
[3]	Clerical errors led to misclassifications between columns and between line items.
[4]	Intercompany amounts related to the receivables securitization program discussed in Note 16 were not correctly calculated or reported.
[5]

Cash flows related to intercompany loans and investments were all included in a single line in cash flows from investing activities instead of separately identified and classified by transaction type in cash flows from operating, investing, and financing activities.

Set forth below are condensed consolidating financial statements presenting the results of operations, financial position, and cash flows of the Parent Company (“Parent”), the Guarantor Subsidiaries (“Guarantor”) on a combined basis, and the Non-Guarantor Subsidiaries (“Non-Guarantor”) on a combined basis, along with the eliminations necessary to arrive at the information for Ralcorp Holdings, Inc. on a consolidated basis. Eliminations represent adjustments to eliminate investments in subsidiaries and intercompany balances and transactions between or among Parent, Guarantor, and Non-Guarantor. For this presentation, investments in subsidiaries are accounted for using the equity method of accounting. These condensed consolidating financial statements have been restated to correct for certain errors (as disclosed above) and recasted to show discontinued operations (as described in Note 4). Effective with the Spin-Off, Post Foods LLC is no longer a guarantor and all related amounts for Post have been reclassified to Non-Guarantor Subsidiaries to conform with the current presentation.

Condensed Consolidating Statements of Earnings

	Three Months Ended June 30, 2012
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net Sales	$139.6	$836.2	$74.1	$(23.7)	$1,026.2
Other intercompany revenues	.4	2.5	13.3	(16.2)	—
Cost of goods sold	(102.5)	(678.8)	(64.6)	23.7	(822.2)

Gross Profit	37.5	159.9	22.8	(16.2)	204.0
Selling, general and administrative expenses	(34.0)	(72.6)	(12.8)	16.2	(103.2)
Amortization of intangible assets	(.7)	(17.8)	(1.8)	—	(20.3)
Other operating expenses, net	2.4	(5.8)	—	—	(3.4)

Operating Profit	5.2	63.7	8.2	—	77.1
Interest (expense) income, net	(31.3)	.3	.6	—	(30.4)

(Loss) Earnings from Continuing Operations before Income Taxes and Equity Earnings	(26.1)	64.0	8.8	—	46.7
Income taxes	9.2	(22.0)	(3.6)	—	(16.4)
Equity in earnings of subsidiaries	47.2	2.6	—	(49.8)	—

Earnings from Continuing Operations	30.3	44.6	5.2	(49.8)	30.3
(Loss) earnings from discontinued operations, net of income taxes	(.5)	—	—	—	(.5)

Net Earnings	$29.8	$44.6	$5.2	$(49.8)	$29.8

	Three Months Ended June 30, 2011
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
		(Restated)	(Restated)
Net Sales	$132.9	$759.8	$66.9	$(31.8)	$927.8
Other intercompany revenues	.4	1.7	15.4	(17.5)	—
Cost of goods sold	(114.6)	(609.1)	(60.2)	31.8	(752.1)

Gross Profit	18.7	152.4	22.1	(17.5)	175.7
Selling, general and administrative expenses	(37.1)	(64.2)	(13.7)	17.5	(97.5)
Amortization of intangible assets	(1.4)	(13.5)	(1.6)	—	(16.5)
Other operating expenses, net	(1.0)	(.9)	(3.1)	—	(5.0)

Operating (Loss) Profit	(20.8)	73.8	3.7	—	56.7
Interest (expense) income, net	(33.7)	.2	.5	—	(33.0)

(Loss) Earnings from Continuing Operations before Income Taxes and Equity Earnings	(54.5)	74.0	4.2	—	23.7
Income taxes	19.7	(24.8)	(2.8)	—	(7.9)
Equity in earnings (loss) of subsidiaries	65.1	(1.1)	—	(64.0)	—

Earnings from Continuing Operations	30.3	48.1	1.4	(64.0)	15.8
(Loss) earnings from discontinued operations, net of income taxes	(2.0)	—	14.5	—	12.5

Net Earnings	$28.3	$48.1	$15.9	$(64.0)	$28.3

	Nine Months Ended June 30, 2012
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net Sales	$423.1	$2,706.2	$231.1	$(105.5)	$3,254.9
Other intercompany revenues	1.4	6.4	44.9	(52.7)	—
Cost of goods sold	(319.3)	(2,186.0)	(195.7)	105.5	(2,595.5)

Gross Profit	105.2	526.6	80.3	(52.7)	659.4
Selling, general and administrative expenses	(111.2)	(229.4)	(42.9)	52.7	(330.8)
Amortization of intangible assets	(3.0)	(53.4)	(4.8)	—	(61.2)
Other operating expenses, net	1.4	(18.2)	(.1)	—	(16.9)

Operating (Loss) Profit	(7.6)	225.6	32.5	—	250.5
Interest (expense) income, net	(98.1)	1.1	.2	—	(96.8)

(Loss) Earnings from Continuing Operations before Income Taxes and Equity Earnings	(105.7)	226.7	32.7	—	153.7
Income taxes	37.3	(74.6)	(12.5)	—	(49.8)
Equity in earnings of subsidiaries	195.4	6.3	—	(201.7)	—

Earnings from Continuing Operations	127.0	158.4	20.2	(201.7)	103.9
(Loss) earnings from discontinued operations, net of income taxes	(9.4)	—	23.1	—	13.7

Net Earnings	$117.6	$158.4	$43.3	$(201.7)	$117.6

	Nine Months Ended June 30, 2011
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
		(Restated)	(Restated)
Net Sales	$395.2	$2,269.0	$212.9	$(80.3)	$2,796.8
Other intercompany revenues	1.3	5.4	49.1	(55.8)	—
Cost of goods sold	(300.1)	(1,791.1)	(187.0)	80.3	(2,197.9)

Gross Profit	96.4	483.3	75.0	(55.8)	598.9
Selling, general and administrative expenses	(104.5)	(193.9)	(44.6)	55.8	(287.2)
Amortization of intangible assets	(4.1)	(40.4)	(4.6)	—	(49.1)
Other operating expenses, net	(1.7)	(3.9)	(2.9)	—	(8.5)

Operating (Loss) Profit	(13.9)	245.1	22.9	—	254.1
Interest (expense) income, net	(104.0)	.6	.9	—	(102.5)

(Loss) Earnings from Continuing Operations before Income Taxes and Equity Earnings	(117.9)	245.7	23.8	—	151.6
Income taxes	42.4	(84.3)	(12.1)	—	(54.0)
Equity in earnings of subsidiaries	255.7	(.5)	—	(255.2)	—

Earnings from Continuing Operations	180.2	160.9	11.7	(255.2)	97.6
Earnings from discontinued operations, net of income taxes	2.7	—	82.6	—	85.3

Net Earnings	$182.9	$160.9	$94.3	$(255.2)	$182.9

Condensed Consolidating Balance Sheets

	June 30, 2012
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$32.5	$—	$72.8	$(7.3)	$98.0
Marketable securities	.8	—	3.9	—	4.7
Investment in Post Holdings, Inc.	208.3	—	—	—	208.3
Receivables, net	40.9	73.6	235.3	(3.4)	346.4
Inventories	70.6	334.1	26.3	—	431.0
Deferred income taxes	14.4	—	.2	(1.6)	13.0
Prepaid expenses and other current assets	8.8	11.5	2.0	—	22.3

Total Current Assets	376.3	419.2	340.5	(12.3)	1,123.7
Intercompany Notes and Interest	—	85.0	99.9	(184.9)	—
Investment in Subsidiaries	3,429.8	308.1	—	(3,737.9)	—
Deferred Income Taxes	46.5	—	—	(46.5)	—
Property	258.1	1,142.2	180.2	—	1,580.5
Accumulated Depreciation	(181.1)	(482.5)	(48.6)	—	(712.2)
Goodwill	—	1,328.1	119.9	—	1,448.0
Other Intangible Assets	51.8	1,144.4	94.3	—	1,290.5
Accumulated Amortization	(33.9)	(216.4)	(21.0)	—	(271.3)
Other Assets	36.4	.7	.2	—	37.3

Total Assets	$3,983.9	$3,728.8	$765.4	$(3,981.6)	$4,496.5

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	66.7	$161.2	43.0	(10.7)	260.2
Current portion of long-term debt	85.7	—	—	—	85.7
Deferred income taxes	—	1.6	—	(1.6)	—
Other current liabilities	88.7	72.9	16.1	—	177.7

Total Current Liabilities	241.1	235.7	59.1	(12.3)	523.6
Intercompany Notes and Interest	84.8	15.1	85.0	(184.9)	—
Long-term Debt	1,894.8	—	—	—	1,894.8
Deferred Income Taxes	—	319.2	2.1	(46.5)	274.8
Other Liabilities	75.5	6.6	33.5	—	115.6

Total Liabilities	2,296.2	576.6	179.7	(243.7)	2,808.8

Shareholders’ Equity
Common stock	.6	—	—	—	.6
Other shareholders’ equity	1,687.1	3,152.2	585.7	(3,737.9)	1,687.1

Total Shareholders’ Equity	1,687.7	3,152.2	585.7	(3,737.9)	1,687.7

Total Liabilities and Shareholders’ Equity	$3,983.9	$3,728.8	$765.4	$(3,981.6)	$4,496.5

	September 30, 2011
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Restated)	(Restated)	(Restated)	(Restated)	(Restated)
Assets
Current Assets
Cash and cash equivalents	$2.5	$—	$50.8	$(3.3)	$50.0
Marketable securities	8.2	—	—	—	8.2
Receivables, net	55.7	65.9	233.5	(5.5)	349.6
Inventories	65.2	334.9	24.0	—	424.1
Deferred income taxes	14.4	1.1	.2	—	15.7
Prepaid expenses and other current assets	3.4	7.1	1.3	—	11.8
Current assets of discontinued operations	—	—	135.3	—	135.3

Total Current Assets	149.4	409.0	445.1	(8.8)	994.7
Intercompany Notes and Interest	—	88.8	106.8	(195.6)	—
Investment in Subsidiaries	4,873.5	271.4	—	(5,144.9)	—
Deferred Income Taxes	46.5	—	—	(46.5)	—
Property	252.5	1,015.9	155.9	—	1,424.3
Accumulated Depreciation	(177.1)	(426.8)	(37.2)	—	(641.1)
Goodwill	—	1,068.1	92.8	—	1,160.9
Other Intangible Assets	66.3	850.7	70.7	—	987.7
Accumulated Amortization	(40.8)	(163.3)	(15.7)	—	(219.8)
Other Assets	34.5	1.1	.2	—	35.8
Noncurrent Assets of Discontinued Operations	39.7	—	2,535.9	(38.9)	2,536.7

Total Assets	$5,244.5	$3,114.9	$3,354.5	$(5,434.7)	$6,279.2

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$74.7	$180.7	$37.8	$(8.8)	$284.4
Notes payable to banks	—	—	105.0	—	105.0
Current portion of long-term debt	30.7	—	—	—	30.7
Other current liabilities	112.0	67.6	12.5	—	192.1
Current liabilities of discontinued operations	4.1	—	55.6	—	59.7

Total Current Liabilities	221.5	248.3	210.9	(8.8)	671.9
Intercompany Notes and Interest	91.7	15.1	88.8	(195.6)	—
Long-term Debt	2,172.5	—	—	—	2,172.5
Deferred Income Taxes	—	325.4	2.1	(46.5)	281.0
Other Liabilities	97.6	2.4	29.1	—	129.1
Noncurrent Liabilities of Discontinued Operations	96.0	—	402.4	(38.9)	459.5

Total Liabilities	2,679.3	591.2	733.3	(289.8)	3,714.0

Shareholders’ Equity
Common stock	.6	—	—	—	.6
Other shareholders’ equity	2,564.6	2,523.7	2,621.2	(5,144.9)	2,564.6

Total Shareholders’ Equity	2,565.2	2,523.7	2,621.2	(5,144.9)	2,565.2

Total Liabilities and Shareholders’ Equity	$5,244.5	$3,114.9	$3,354.5	$(5,434.7)	$6,279.2

Condensed Consolidating Statements of Cash Flows

	Nine Months Ended June 30, 2012
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities
Net Cash Provided by Operating Activities—Continuing Operations	$96.6	$274.5	$56.5	$(173.5)	$254.1
Net Cash (Used) Provided by Operating Activities—Discontinued Operations	(18.9)	—	51.5	5.3	37.9

Net Cash Provided by Operating Activities	77.7	274.5	108.0	(168.2)	292.0

Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	—	(635.3)	(63.7)	—	(699.0)
Additions to property and intangible assets	(21.5)	(74.1)	(10.6)	—	(106.2)
Proceeds from sale of property	.8	.2	—	—	1.0
Purchases of securities	(.7)	—	—	—	(.7)
Proceeds from sale or maturity of securities	8.1	—	—	—	8.1
Payments for equity contributions	(695.2)	(7.8)	—	703.0	—
Proceeds from equity distributions	77.4	—	—	(77.4)	—
Payments for intercompany lending	—	(56.1)	(58.1)	114.2	—
Receipt of intercompany loan repayments	—	59.9	72.7	(132.6)	—

Net Cash Used by Investing Activities—Continuing Operations	(631.1)	(713.2)	(59.7)	607.2	(796.8)
Net Cash Used by Investing Activities—Discontinued Operations	(33.3)	—	(13.9)	33.3	(13.9)

Net Cash Used by Investing Activities	(664.4)	(713.2)	(73.6)	640.5	(810.7)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	550.0	—	—	—	550.0
Repayments of long-term debt	(750.7)	—	(2.5)	—	(753.2)
Net repayments under credit arrangements	(19.9)	—	(105.0)	—	(124.9)
Purchase of treasury stock	(.6)	—	—	—	(.6)
Proceeds and tax benefits from exercise of stock awards	10.8	3.6	—	—	14.4
Changes in book cash overdrafts	(6.7)	(12.0)	.1	—	(18.6)
Proceeds from equity contributions	—	685.8	17.2	(703.0)	—
Payments for equity distributions	—	(238.7)	(2.9)	241.6	—
Proceeds from intercompany borrowing	58.1	—	56.1	(114.2)	—
Repayments of intercompany loans	(64.8)	—	(67.8)	132.6	—

Net Cash (Used) Provided by Financing Activities—Continuing Operations	(223.8)	438.7	(104.8)	(443.0)	(332.9)
Net Cash Provided by Financing Activities—Discontinued Operations	840.5	—	92.8	(33.3)	900.0

Net Cash Provided (Used) by Financing Activities	616.7	438.7	(12.0)	(476.3)	567.1

Effect of Exchange Rate Changes on Cash	—	—	(.4)	—	(.4)

Net Increase in Cash and Cash Equivalents	30.0	—	22.0	(4.0)	48.0
Cash and Cash Equivalents, Beginning of Period	2.5	—	50.8	(3.3)	50.0

Cash and Cash Equivalents, End of Period	$32.5	$—	$72.8	$(7.3)	$98.0

	Nine Months End June 30, 2011
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(Restated)	(Restated)	(Restated)	(Restated)
Cash Flows from Operating Activities
Net Cash Provided (Used) by Operating Activities—Continuing Operations	$189.0	$237.9	$(10.1)	$(160.4)	$256.4
Net Cash Provided by Operating Activities—Discontinued Operations	75.3	—	112.6	(76.5)	111.4

Net Cash Provided by Operating Activities	264.3	237.9	102.5	(236.9)	367.8

Cash Flows from Investing Activities
Additions to property and intangible assets	(10.8)	(67.1)	(1.3)	—	(79.2)
Proceeds from sale of property	—	.5	—	—	.5
Purchases of securities	(20.6)	—	—	—	(20.6)
Proceeds from sale or maturity of securities	19.9	—	—	—	19.9
Payments for equity contributions	(14.7)	—	—	14.7	—
Payments for intercompany lending	—	—	(106.4)	106.4	—
Receipt of intercompany loan repayments	—	—	53.4	(53.4)	—

Net Cash Used by Investing Activities—Continuing Operations	(26.2)	(66.6)	(54.3)	67.7	(79.4)
Net Cash Provided (Used) by Investing Activities—Discontinued Operations	89.1	—	(9.7)	(89.1)	(9.7)

Net Cash Provided (Used) by Investing Activities	62.9	(66.6)	(64.0)	(21.4)	(89.1)

Cash Flows from Financing Activities
Repayments of long-term debt	(47.2)	—	—	—	(47.2)
Net (repayments) borrowings under credit arrangements	(339.7)	—	135.0	—	(204.7)
Purchase of treasury stock	(.6)	—	—	—	(.6)
Proceeds and tax benefits from exercise of stock awards	9.8	—	—	—	9.8
Changes in book cash overdrafts	(2.1)	(18.0)	.7	—	(19.4)
Proceeds from equity contributions	—	2.3	12.4	(14.7)	—
Payments for equity distributions	—	(155.8)	(2.8)	158.6	—
Proceeds from intercompany borrowing	106.4	—	—	(106.4)	—
Repayments of intercompany loans	(53.4)	—	—	53.4	—
Other, net	—	(.1)	—	—	(.1)

Net Cash (Used) Provided by Financing Activities—Continuing Operations	(326.8)	(171.6)	145.3	90.9	(262.2)
Net Cash Used by Financing Activities—Discontinued Operations	—	—	(166.2)	166.2	—

Net Cash Used by Financing Activities	(326.8)	(171.6)	(20.9)	257.1	(262.2)

Effect of Exchange Rate Changes on Cash	—	—	1.4	—	1.4

Net Increase (Decrease) in Cash and Cash Equivalents	.4	(.3)	19.0	(1.2)	17.9
Cash and Cash Equivalents, Beginning of Period	.6	.3	28.4	—	29.3

Cash and Cash Equivalents, End of Period	$1.0	$—	$47.4	$(1.2)	$47.2

NOTE 20 – SUBSEQUENT EVENTS

On July 31, 2012, Ralcorp initiated a strategic restructuring to improve organizational effectiveness and reduce costs. Ralcorp will consolidate its existing Cereal, Pasta, and Snacks, Sauces & Spreads businesses into a single center-store private-brand food company. These savings are incremental to the Company’s ongoing Accelerated Cost Reduction program and will begin in fiscal 2013. These initiatives are anticipated to result in pre-tax costs of approximately $17 to $22 consisting of employee separation and related expenses, approximately half of which the Company expects to record in each of fiscal 2012 and fiscal 2013. Ralcorp expects to complete the strategic restructuring in fiscal 2014.

On August 30, 2012, the Company entered into a $250 million credit agreement (the “New Credit Facility”) with certain financial institutions. A $250 million term loan was advanced to the Company on August 30, 2012, which is to be repaid no later than November 29, 2012. Borrowings under the New Credit Facility bear interest at the Company’s choice of i) Adjusted LIBO Rate (as defined in the New Credit Facility) plus a margin, ranging from 1.5% to 2.0%, or ii) an Alternate Base Rate [defined as the higher of a) the prime rate, or b) the Federal Funds Effective rate plus .5% to 1.0%] plus a margin, ranging from 0.5% to 1.0% depending on the Company’s debt ratings. Such borrowings are unconditionally guaranteed by certain subsidiaries (as defined within the agreement) that are required to guarantee the Company’s obligations under the Credit Agreement dated May 1, 2012. The New Credit Facility is also secured by the pledge of 65% of the equity interests of the Company’s first tier foreign subsidiaries. The New Credit Facility contains certain representations, warranties, covenants and conditions customary to credit facilities of this nature. The proceeds of the loan will be used by Ralcorp for general corporate purposes.

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

RESULTS OF OPERATIONS

As discussed in more detail below, our results for the current year were affected by the October 3, 2011 acquisition of the operations of the North American private-brand refrigerated dough business of Sara Lee Corp. (“Refrigerated Dough”). Results also include results from our fiscal 2012 acquisition of Pastificio Annoni S.p.A. (“Annoni”), Petri Baking Products, Inc. (“Petri”), and Gelit S.r.l. (“Gelit”). As indicated above, results exclude the operations of the Post cereals business (formerly, the Branded Cereal Products segment), which was distributed to shareholders effective February 3, 2012 and now is a separate publicly traded company named Post Holdings, Inc. (NYSE:POST).

The following table summarizes key financial measures for the three and nine-month periods ended June 30, 2012 and 2011.

	Three Months Ended June 30,			Nine Months Ended June 30,
	2012	2011	% Change	2012	2011	% Change
(dollars in millions, except per share data)
Net Sales	$1,026.2	$927.8	11%	$3,254.9	$2,796.8	16%
Operating Profit	77.1	56.7	36%	250.5	254.1	-1%
Earnings from Continuing Operations	30.3	15.8	92%	103.9	97.6	6%
Net Earnings	29.8	28.3	5%	117.6	182.9	-36%
Diluted Earnings per Share	$.53	$.50	6%	$2.09	$3.28	-36%
Diluted EPS from Continuing Operations	$.54	$.28	93%	$1.85	$1.75	6%
Adjusted Diluted EPS from Continuing Operations (1)	$.60	$.51	18%	$2.25	$1.95	15%

(1) Reconciliation to Diluted EPS from Continuing Operations:

Adjusted Diluted EPS from Continuing Operations	$.60	$.51		$2.25	$1.95
Adjustments for economic hedges	.03	(.18)		(.06)	(.08)
Merger and integration costs	(.03)	(.01)		(.12)	(.02)
Accelerated amortization of intangible assets	(.01)	(.01)		(.04)	(.04)
Provision for legal settlement	—	—		(.05)	(.03)
Amounts related to plant closures	(.05)	(.03)		(.13)	(.03)

Diluted EPS from Continuing Operations	$.54	$.28		$1.85	$1.75

Net Sales

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
	2012	2011	% Change	2012	2011	% Change
(dollars in millions)
Base-business Net Sales	$950.8	$927.8	2%	$2,996.0	$2,796.8	7%
Net sales from recent acquisitions excluded from base-business net sales:
Refrigerated Dough	62.4	—	7%	242.9	—	9%
Petri	8.5	—	1%	8.5	—	0%
Fiscal 2012 Pasta acquisitions	4.5	—	1%	7.5	—	0%

Net Sales	$1,026.2	$927.8	11%	$3,254.9	$2,796.8	16%

Net sales increased 11% and 16% from last year’s third quarter and first nine months, respectively, largely due to the acquisitions of Refrigerated Dough and Petri. Base-business net sales increased 2% and 7% for the three and nine months ended June 30, 2012, respectively, as a result of an increase in overall net pricing in response to significantly higher raw material (ingredients and packaging) and freight costs. This increase was partially offset by an overall 6% and 3% base business volume decline for the three and nine period ended June 30, 2012, respectively, driven by weakness in the Snacks, Sauces & Spreads segment and the voluntary resignation of a co-manufacturing contract in the Cereal Products segment.

Margins

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
(% of net sales)
Gross Profit	19.9%	18.9%	20.2%	21.4%
Selling, general and administrative expenses	-10.1%	-10.5%	-10.1%	-10.3%
Amortization of intangible assets	-2.0%	-1.8%	-1.9%	-1.7%
Other operating expenses, net	-.3%	-.5%	-.5%	-.3%

Operating Profit	7.5%	6.1%	7.7%	9.1%

Adjusted Gross Profit	19.6%	20.6%	20.4%	21.6%
Adjustments for economic hedges	.3%	-1.7%	-.2%	-.2%
Merger and integration costs	—	—	—	—

Gross Profit	19.9%	18.9%	20.2%	21.4%

Adjusted Selling, General & Administrative Expenses	-10.0%	-10.5%	-10.0%	-10.3%
Merger and integration costs	-.1%	—	-.1%	—

Selling, General & Administrative Expenses	-10.1%	-10.5%	-10.1%	-10.3%

Adjusted Operating Profit	8.0%	8.3%	8.8%	9.7%
Adjustments for economic hedges	.3%	-1.7%	-.2%	-.2%
Merger and integration costs	-.2%	-.1%	-.3%	-.1%
Accelerated amortization of intangible assets	-.1%	-.1%	-.1%	-.1%
Provision for legal settlement	—	—	-.1%	-.1%
Amounts related to plant closures	-.5%	-.3%	-.4%	-.1%

Operating Profit	7.5%	6.1%	7.7%	9.1%

Gross profit margin for the three month period ended June 30, 2012 was positively impacted by $3.1 million of net adjustments for economic hedge contracts (discussed below) and was negatively impacted by $4.9 million for the three month period ended June 30, 2011. For the nine month periods ended June 30, 2012 and 2011, gross profit margin was negatively impacted by net adjustments for economic hedge contracts of $15.7 million and $6.9 million, respectively. The nine month period ended June 30, 2012 was also negatively impacted by a $1.6 million inventory adjustment related to acquisition accounting for Refrigerated Dough. Excluding the effect of these items, adjusted gross profit margin decreased from 20.6% to 19.6% for the quarter ended June 30, 2012 and from 21.6% to 20.4% for the nine months ended June 30, 2012. Adjusted gross margins declined 100 basis points (120 basis points for nine months) as base-business raw material and freight costs (net of hedging activities) grew more quickly than base-business pricing and mix. On a dollar basis, base-business pricing and mix more than offset approximately $68 million ($262 million for the nine month period) in higher raw material and freight costs, with the most significant impact in snack nuts (included in the Snacks, Sauces & Spreads segment) and durum wheat (included in the Pasta segment). Additionally, gross margins were reduced as a result of costs related to the inefficiencies experienced at the Bloomfield Bakers facility (included in the Cereal Products segment). These declines were partially offset due to the positive impact of the addition of higher-margin products of Refrigerated Dough and Petri and favorable manufacturing performance in the Snacks, Sauces & Spreads segment.

Selling, general and administrative (“SG&A”) expenses as a percentage of net sales decreased slightly from 10.5% in the third quarter of 2011 to 10.1% in the third quarter of 2012, and from 10.3% to 10.1% through the first nine months. SG&A percentage for the third quarter and first nine months was negatively impacted by merger and integration costs. The decrease in SG&A for the third quarter was driven by lower corporate costs (primarily deferred compensation) and favorable foreign exchange. SG&A as a percentage of sales was also positively impacted by higher net selling prices for both the three and nine month period ended June 30, 2012.

Total amortization expense for the third quarter and first nine months of fiscal 2012 were $20.3 million and $61.2 million, respectively, compared to $16.5 million and $49.1 million for the corresponding periods a year ago. Amortization expense for both fiscal 2012 and 2011 were impacted by accelerated amortization expense of $1.3 million and $3.8 million for the three- and nine-month periods ended June 30, respectively due to a shortened estimate of the remaining life of a customer relationship intangible asset.

In addition to the items discussed above, the third quarter and nine-month operating profit margins were affected by amounts related to plant closures, provision for legal settlement as described below, and other merger and integration costs.

Adjustments for Economic Hedges

Certain derivative contracts do not qualify for cash flow hedge accounting but are used as economic hedges of the Company’s exposure to changes in commodity costs. Realized and unrealized gains and losses on such contracts are recognized at a corporate level but not allocated to affect segment operating profit until the hedged exposure affects earnings. In fiscal 2012, net mark-to-market adjustments on such derivatives and reclassifications to segment operating profit resulted in a net gain adjustment for economic hedges of $3.1 million in the third quarter and net loss adjustment of $4.9 million for the first nine months, respectively. In the prior year, the corresponding net loss adjustments for economic hedges were $15.7 million and $6.9 million. These net adjustments were recognized in cost of goods sold on the statement of earnings but excluded from segment operating profit and the Company’s non-GAAP measures of Adjusted EBITDA and Adjusted Diluted Earnings per Share.

Merger and Integration Costs

During the three months ended June 30, 2012 and 2011, Ralcorp recorded approximately $2.4 million and $1.2 million ($9.8 and $1.5 for the first nine months of fiscal 2012 and 2011), respectively, of expenses related to acquisition activity. In 2012, those costs related primarily to the acquisition of Refrigerated Dough including a one-time finished goods inventory revaluation adjustment in the first quarter. Of the $2.4 million net merger and integration costs recorded in the three months ended June 30, 2012, $1.2 million is included in “Selling, general and administrative expenses,” and $1.2 million is included in “Other operating expenses, net.” Of the $9.8 million net merger and integration costs recorded in the nine months ended June 30, 2012, $1.6 million is included in “Cost of goods sold,” $4.0 million is included in “Selling, general and administrative expenses,” and $4.2 million is included in “Other operating expenses, net.”

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

For additional information about legal contingencies, see Note 15 to the financial statements included in Item 1.

Amounts Related to Plant Closures

During the three months ended June 30, 2012 and 2011, Ralcorp recorded approximately $4.7 million and $2.4 million ($11.5 million and $2.8 million for the first nine months of fiscal 2012 and 2011), respectively, of expenses related to plant closures. In the three and nine months ended June 30, 2012, those costs related primarily to the closing of the Poteau, Oklahoma facility of the Snacks, Sauces & Spreads segment and the Los Alamitos, California facility of the Cereal Products segment. In the three and nine months ended June 30, 2011, these costs related primarily to the closing of the Richmond Hill, Ontario facility of the Frozen Bakery Products segment. The costs in both fiscal 2012 and 2011 included losses on property and employee termination costs. All costs related to plant closures are included in “Other operating expenses, net.” The closure of the plants in Poteau and Los Alamitos are expected to yield annual savings in cost of goods sold of approximately $12 million and $6 million, respectively, beginning in the fourth quarter of fiscal 2012. See Note 7 to the financial statements included in Item 1 for more information.

Interest Expense and Income Taxes

Interest expense decreased $2.6 million and $5.7 million for the third quarter and first nine months, respectively. The decrease in the quarter is due to a $435 million decrease in our weighted average outstanding borrowings compared to the prior year, partially offset by an increase in the weighted average interest rate. In the nine months ended June 30, 2012, the decrease in interest expense is due to a $153 million decrease in our weighted average outstanding borrowings compared to the prior year, partially offset by an increase in the weighted average interest rate. The weighted average interest rate on all of the Company’s outstanding borrowings was 6.4% (5.6% for the nine-month period) and 5.6% (5.5% for the nine-month period) in the quarters ended June 30, 2012 and 2011, respectively.

The effective income tax rate was approximately 35.1% in the third quarter of 2012, up from 33.3% in last year’s third quarter. The effective rate for the third quarter of fiscal 2011 included a net benefit of $0.9 million (recorded as a discrete adjustment). The effective tax rate was approximately 32.4% for the nine months ended June 30, 2012, down from 35.6% for the same period last year. The Spin-Off of Post required the Company to perform an in-depth re-assessment of its state deferred tax profile. The effective rate for the nine-month period of fiscal 2012 includes the effect of a $4.4 million net benefit of changes in estimated state deferred tax rates (recorded as a discrete adjustment in the second quarter) due to anticipated changes in state apportionment and other factors, including updated estimates of the impact of the Spin-Off and recent acquisitions.

Discontinued Operations

As a result of the Spin-Off, the financial results for the Post cereals business are now included in results from discontinued operations. In the third quarter and first nine months of fiscal 2012, net earnings (loss) from discontinued operations was $(0.5) million and $13.7 million, respectively, compared to net earnings of $12.5 million and $85.3 million in the corresponding periods last year. Results for fiscal 2012 include five fewer months compared to fiscal 2011 and were negatively impacted by Post separation costs (mostly professional service fees) of approximately $15.0 million for the nine-month period. Additionally, results for fiscal 2012 were negatively impacted by increased marketing investments, higher raw material costs (driven by wheat, nuts, and corn), unfavorable manufacturing expenses (due to the negative impact of lower production volumes on plant utilization and fixed cost absorption), and lower volumes. These unfavorable variances were partially offset by increased net pricing and favorable warehouse and broker expenses. Results for the three and nine months ended June 30, 2011 were negatively impacted by an impairment loss of $32.1 million related to the Post Shredded Wheat and Grape-Nuts trademarks.

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

	Three Months Ended		Nine Months Ended
	June 30,		June 30,
(dollars in millions)	2012	2011	2012	2011
Adjusted EBITDA	$130.6	$117.7	$428.8	$393.2
Interest expense, net	(30.4)	(33.0)	(96.8)	(102.5)
Income taxes	(16.4)	(7.9)	(49.8)	(54.0)
Depreciation and amortization	(49.6)	(41.8)	(147.8)	(125.7)
Adjustments for economic hedges	3.1	(15.7)	(4.9)	(6.9)
Merger and integration costs	(2.4)	(1.2)	(9.8)	(1.5)
Provision for legal settlement	—	—	(4.4)	(2.5)
Amounts related to plant closures (excluding depreciation)	(4.6)	(2.3)	(11.4)	(2.5)

Earnings from Continuing Operations	$30.3	$15.8	$103.9	$97.6

Segment Results

	Three Months Ended			Nine Months Ended
	June 30,			June 30,
(pounds in millions)	2012	2011	% Change	2012	2011	% Change
Sales Volume
Cereal Products	116.2	132.2	-12%	378.4	392.1	-3%
Snacks, Sauces & Spreads	310.2	321.9	-4%	964.8	994.8	-3%
Frozen Bakery Products	211.4	164.1	29%	694.0	509.3	36%
Pasta	205.4	206.9	-1%	626.2	633.7	-1%

Total Sales Volume	843.2	825.1	2%	2,663.4	2,529.9	5%

(dollars in millions)
Net Sales
Cereal Products	$195.4	$217.1	-10%	$641.5	$620.7	3%
Snacks, Sauces & Spreads	427.0	383.0	11%	1,308.3	1,182.6	11%
Frozen Bakery Products	253.7	187.3	35%	837.0	573.7	46%
Pasta	150.1	140.4	7%	468.1	419.8	12%

Total Net Sales	$1,026.2	$927.8	11%	$3,254.9	$2,796.8	16%

Segment Operating Profit
Cereal Products	$14.8	$23.2	-36%	$63.9	$68.2	-6%
Snacks, Sauces & Spreads	32.9	26.0	27%	106.8	96.7	10%
Frozen Bakery Products	21.5	21.5	0%	82.2	67.4	22%
Pasta	25.7	27.1	-5%	77.9	91.9	-15%

Total Segment Operating Profit	$94.9	$97.8	-3%	$330.8	$324.2	2%

Segment Operating Profit Margin
Cereal Products	8%	11%		10%	11%
Snacks, Sauces & Spreads	8%	7%		8%	8%
Frozen Bakery Products	8%	11%		10%	12%
Pasta	17%	19%		17%	22%
Total Segment Operating Profit Margin	9%	11%		10%	12%

Depreciation and Amortization
Cereal Products	$4.9	$5.1	-4%	$15.2	$16.0	-5%
Snacks, Sauces & Spreads	11.3	10.0	13%	32.7	30.5	7%
Frozen Bakery Products	17.5	10.1	73%	51.7	29.8	73%
Pasta	13.3	13.1	2%	39.0	39.4	-1%
Corporate	2.6	3.5	-26%	9.2	10.0	-8%

Total Depreciation and Amortization	$49.6	$41.8	19%	$147.8	$125.7	18%

Cereal Products

Volume changes from the third quarter and first nine months of the prior year were as follows:

	Sales Volume Change from Prior Year
	Three Months Ended	Nine Months Ended
	June 30, 2012	June 30, 2012
Private-brand ready-to-eat cereal	1%	3%
Nutritional bars	-50%	-13%
Hot cereal	1%	-1%
Other minor categories	-16%	-12%
Total	-12%	-3%

Net sales declined 10% in the three months ended June 30, 2012 as a 12% decline in volume driven by the previously announced customer exit was partially offset by volume growth in the ready-to-eat and hot cereal retail channels. Excluding the impact of the customer exit, net sales were up 7% though volume declined by 1%. The increase in volumes for ready-to-eat and hot cereal was driven by continued support from retailer promotional programs and expanded distribution of nutritionally improved products, partially offset by declines in institutional volumes. Net sales for the nine month period ended June 30, 2012 increased 3%, as higher net selling prices and volumes for ready-to-eat and hot cereals were partially offset by the impact of lower nutritional bar volume.

Segment operating profit decreased 36% and 6% for the quarter and nine months ended June 30, 2012, respectively. During the second quarter, the Los Alamitos, California manufacturing facility was closed after relinquishing co-manufacturing business that did not meet minimum margin requirements. The lower operating profit for the second and third quarters reflects manufacturing inefficiencies as the company rescales its co-manufacturing operations at another facility. These inefficiencies were partially offset by the impact of improved pricing and higher volumes for ready-to-eat cereals net of higher input costs (driven by oats, corn, wheat, rice, fruits, freight costs, and distribution costs).

Snacks, Sauces & Spreads

Base-business volume changes from the third quarter and first nine months of the prior year were as follows:

	Sales Volume Change from Prior Year
	Three Months Ended	Nine Months Ended
	June 30, 2012	June 30, 2012
Nuts	-12%	-14%
Crackers	8%	9%
Cookies	10%	6%
Peanut butter	-34%	-20%
Preserves & jellies	-9%	-8%
Syrups	-10%	-6%
Chips	2%	2%
Dressings	-4%	-1%
Other minor categories	-9%	-6%
Total	-6%	-4%

Net sales grew 11% for the three and nine months ended June 30, 2012, respectively, as a result of increased net selling prices, favorable overall sales mix (including both customer and product mix), and the impact of the Petri acquisition more than offset a 4% (3% for the nine months ended) decline in volume. Net selling prices were raised in response to significantly higher commodity costs across many of the segment’s product categories, but most notably in snack nuts and peanut butter. The higher net selling prices had an adverse impact on volumes, especially for snack nuts and peanut butter. Excluding the impact of the Petri acquisition, net sales grew 9% (10% through nine months) despite a 6% (4% through nine months) decline in volumes. High single-digit volume growth in cookies and crackers was more than offset by declines in other categories, primarily a 21% (16% through 9 months) decline in nut-related products (including peanut butter) driven by significantly higher net selling prices needed to offset the dramatic increase in the cost of nuts.

Segment operating profit increased 27% and 10% in the three and nine months ended June 30, 2012, respectively. Excluding the impact of the Petri acquisition, segment profit increased 20% and 9% for the three and nine months ended June 30, 2012. Operating profit increased due as the benefit of pricing and mix more than offsetting the effect of lower volumes and higher input costs (peanuts, sweeteners, and oils) as well as increased freight and selling costs.

Frozen Bakery Products

Base-business volume changes from the third quarter and first nine months of the prior year were as follows:

	Sales Volume Change from Prior Year
	Three Months Ended	Nine Months Ended
	June 30, 2012	June 30, 2012
In-store bakery (ISB)	-4%	-6%
Foodservice	4%	3%
Retail	-16%	-10%
Total	-3%	-3%

Net sales were up 35% and 46% in the three and nine months ended March 31, 2012, respectively primarily attributable to incremental sales from the acquisition of Refrigerated Dough which also drove a 29% (36% for the nine month period) increase in volume. Excluding results from this acquisition, base-business net sales were up 2% and 4% for the three and nine month period ended June 30, 2012. Base-business net sales were driven by increased selling prices (net of increased trade promotion spending) in response to commodity cost increases and a favorable sales mix shift from retail to foodservice, partially offset by a 3% (for both the three and nine month period) decline in volume.

Segment operating profit was flat and increased 22% for the three and nine months ended June 30, 2012, respectively, primarily due to the acquisition of Refrigerated Dough. Excluding the acquisition of Refrigerated Dough, segment operating profit decreased 19% and 22% for the third quarter and nine months ended June 30, 2012, driven by higher raw materials (primarily flour and oil), freight costs, lower volumes, and unfavorable foreign exchange rates, partially offset by improved net selling prices.

Pasta

Base-business volume changes from the third quarter and first nine months of the prior year were as follows:

	Sales Volume Change from Prior Year
	Three Months Ended	Nine Months Ended
	June 30, 2012	June 30, 2012
Retail	-1%	-2%
Institutional	-9%	-5%
Total	-3%	-3%

Net sales were up 7% and 11% for the three and nine months ended June 30, 2012, respectively, partially attributable to incremental sales from the acquisitions of Annoni and Gelit. Excluding results from these acquisitions, base-business net sales were up 4% and 10% for the third quarter and nine month period, respectively. Increases in net sales in both the three and nine month periods are primarily due to higher net selling prices in response to rising raw materials costs, partially offset by volume declines. Significant volume declines in the ingredients business and a modest decline in private brand pasta were essentially offset by volume increases in branded product and European operations (in the third quarter)

Base-business segment operating profit decreased 5% and 15% in the three and nine months ended June 30, 2012. The lower operating profit is due to net selling price increases and improved manufacturing performance not completely offsetting significantly higher raw material costs (primarily durum and semolina wheat) and lower sales volumes.

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

	Nine Months Ended June 30,
	2012	2011
(dollars in millions)
Cash provided by operating activities - continuing operations	$254.1	$256.4
Cash provided by operating activities - discontinued operations	37.9	111.4

Net cash provided by operating activities	292.0	367.8

Cash used by investing activities - continuing operations	(796.8)	(79.4)
Cash used by investing activities - discontinued operations	(13.9)	(9.7)

Net cash used by investing activities	(810.7)	(89.1)

Cash used by financing activities - continuing operations	(332.9)	(262.2)
Cash provided by financing activities - discontinued operations	900.0	—

Net cash provided (used) by financing activities	567.1	(262.2)

Effect of exchange rate changes on cash and cash equivalents	(.4)	1.4

Net increase in cash and cash equivalents	$48.0	$17.9

	June 30,	Sept. 30,
	2012	2011
		(Restated)
Cash and cash equivalents	$98.0	$50.0
Notes payable to banks	—	105.0
Current portion of long-term debt	85.7	30.7
Working capital excluding cash, current indebtedness, and discontinued operations	587.8	332.9
Long-term debt excluding current portion	1,894.8	2,172.5
Total shareholders’ equity	1,687.7	2,565.2

Continuing Operations

Capital resources remained strong at June 30, 2012, with a long-term debt to total capital (which is the total of long-term debt and total shareholders’ equity) ratio of 53%, compared to 46% (restated) for September 30, 2011, as the spin-off of Post reduced overall shareholders’ equity. Cash on hand increased by $48.0 million from the end of fiscal 2011, primarily driven by cash received from the Post spin-off in February 2012 offset by cash used for acquisitions. Working capital excluding cash and cash equivalents and current indebtedness (defined as notes payable to banks plus the current portion of long-term debt) increased from September 30, 2011 to June 30, 2012, primarily due to the Company retaining 19.7% ownership of Post Holdings (as disclosed in Note 4 to the financial statements under Item 1) and higher overall working capital. Additionally, working capital was also impacted by acquisitions and reductions in derivative-related liabilities and accounts payable balances.

Net cash provided by operating activities for continuing operations for the nine months ended June 30, 2012 decreased $2.3 compared to the first nine months of fiscal 2011. The overall change from prior year is primarily attributable to: i) higher earnings net of depreciation and amortization, ii) positive cash inflow from reduced inventory (excluding the impact of acquisitions) of $24.8 compared to a cash outflow in the prior year of $23.8, offset partially be a net reduction in cash flow from accounts payable of $28.3, iii) reduced payments and receipts for our derivative instruments used for hedging (reducing fiscal 2012 cash flows by approximately $36 million), and (iv) higher prepaid asset balances for fiscal 2012 compared to fiscal 2011.

Cash flows from investing activities were impacted by the acquisitions of Refrigerated Dough on October 3, 2011 for $552.0 million, Pastificio Annoni S.p.A. (included in our Pasta segment) on December 28, 2011 for $16.8 million, Petri Baking Products, Inc. (included in our Snacks, Sauces & Spreads segment) on May 22, 2012 for $84.1 million, and Gelit S.r.l on June 17, 2012 for $52.6 million. Capital expenditures were $106.2 million and $79.2 million for the nine months ended June 30, 2012 and 2011, respectively. The increase in capital expenditures is in support of our previously announced accelerated capital reduction program. We expect total capital expenditures for fiscal 2012 to be $170-180 million (including maintenance expenditures of approximately $40 million). As noted below, we have adequate capacity under current borrowing arrangements, in addition to cash on hand, to meet these cash needs.

Cash flows used for financing activities were positively impacted by the $900 million in proceeds received from the Post spin-off (included in discontinued operations) during the second quarter. As mentioned above, these proceeds were used to retire all amounts outstanding under the 2010 Revolving Credit Agreement, the 2010 Term Loan, the 2011 Credit Agreement, and the receivables securitization program, including all amounts borrowed to purchase the Refrigerated Dough business on October 3, 2011. After paying down these variable rate instruments, the Company had only fixed interest rate debt remaining as of June 30, 2012. Remaining proceeds (approximately $85 million) were retained by the Company to be used for general corporate purposes, contributing to the overall increase in cash during the first nine months of fiscal 2012. In addition, during the first nine months of 2012, we repaid $10.7 million of Series D. During the next twelve months, another $10.7 million of Series D and $75.0 million of Series F are scheduled to be repaid. As of June 30, 2012, we had no outstanding borrowings against our 2010 ($300 million) Revolving Credit Agreement or 2010 Term Loan. As described in Note 17 to the financial statements under Item 1, on May 1, 2012, the Company amended and restated its 2010 Revolving Credit Agreement to provide for a new five-year revolving credit facility of the same amount. All of our notes provide that, if we elect to pay additional interest, our ratio of “Total Debt” to “Adjusted EBITDA” (each term as defined in the debt agreements) may exceed their normal 3.5 to 1 limit, but be no greater than 3.75 to 1, for a period not to exceed two consecutive quarters. As of June 30, 2012, that ratio was 2.9 to 1, and we were also in compliance with all other debt covenants. During the nine months ended June 30, 2012 and 2011, we repurchased approximately eight thousand and nine thousand shares, respectively, of Ralcorp common stock for $.6 million each year.

On August 30, 2012, the Company entered into a $250 million credit agreement (the “New Credit Facility”) with certain financial institutions. A $250 million term loan was advanced to the Company on August 30, 2012, which is to be repaid no later than November 29, 2012. See Note 20 to the financial statements under Item 1 for more information. The proceeds of the term loan under the New Credit Facility will be used by Ralcorp for general corporate purposes. The New Credit Facility was established in anticipation of the possible monetization of the Company’s remaining shares of Post Holdings, Inc.

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

Cash provided by operating activities from discontinued operations declined from $111.4 million in the nine months ended June 30, 2011 to $37.9 million in the nine months ended June 30, 2012. The decline in operating cash flows versus prior year was due to five fewer months of operating results in 2012 compared to 2011. Net earnings declined from $85.3 million through the first nine months of fiscal 2011 compared to $13.7 million for the same period in 2011, and were negatively impacted by Post separation costs (mostly professional service fees) of approximately $15.0 million. Cash used in investing activities consisted of capital expenditures of $13.9 million and $9.7 million in 2012 and 2011, respectively.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

There have been no material changes to our critical accounting policies and estimates during the nine months ended June 30, 2012. As noted in the Cereal Products segment discussion above, the Bloomfield reporting unit has experienced recent business challenges which have led to lower than expected earnings in the second and third quarters of fiscal 2012. In the fourth quarter, a new management team over the Bloomfield business was named and initiated a comprehensive business review. The management team is assessing various alternatives to improve the financial and operational performance of the business as well as determining the overall strategy for Bloomfield going forward. We expect this assessment to be completed in the fourth quarter of fiscal 2012, and depending on Management’s long-term strategy for the business, could result in potential impairments of Bloomfield’s intangible assets, including customer relationships and goodwill. A step one impairment test on both the goodwill and customer relationship intangible assets will be conducted in the fourth quarter following the completion of Management’s comprehensive business assessment and in conjunction with the Company’s annual budgeting process. As of June 30, 2012, the net book value of Bloomfield’s customer relationship intangible assets and goodwill were $9.6 and $47.3, respectively.

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

CAUTIONARY STATEMENT ON FORWARD-LOOKING STATEMENTS

Forward-looking statements, within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, are made throughout this report. These forward-looking statements are sometimes identified by the use of terms and phrases such as “believe,” “should,” “expect,” “project,” “estimate,” “anticipate,” “intend,” “plan,” “will,” “can,” “may,” or similar expressions elsewhere in this report. Our results of operations and financial condition may differ materially from those in the forward-looking statements. Such statements are based on management’s current views and assumptions, and involve risks and uncertainties that could affect expected results. Those risks and uncertainties include but are not limited to the following:

•	our ability to effectively manage the growth from acquisitions or continue to make acquisitions at the rate at which we have been acquiring in the past;

•	significant increases in the costs of certain commodities, packaging or energy used to manufacture our products;

•	our ability to continue to compete in our business segments and our ability to retain our market position;

•	our ability to maintain competitive pricing, successfully introduce new products or successfully manage costs across all parts of the Company;

•	significant competition within the private-brand business;

•	the timing and expected costs and benefits associated with restructuring initiatives and cost reduction programs;

•	the loss or bankruptcy of a significant customer;

•	allegations that our products cause injury or illness, product recalls and product liability claims and other litigation;

•	our ability to anticipate changes in consumer preferences and trends;

•	our ability to service our outstanding debt or obtain additional financing;

•	disruptions in the U.S. and global capital and credit markets;

•	fluctuations in foreign currency exchange rates;

•	the termination or expiration of current co-manufacturing agreements;

•	consolidations among the retail grocery and foodservice industries;

•	loss of key employees;

•	change in estimates in critical accounting judgments and changes to or new laws and regulations affecting our business;

•	termination of existing anti-dumping measures imposed against certain foreign imports of dry pasta;

•	labor strikes or work stoppages by our employees;

•	losses or increased funding and expenses related to our qualified pension plan;

•	impairment in the carrying value of goodwill or other intangibles;

•	the existence of material weaknesses in the Company’s internal control over financial reporting as of September 30, 2011, December 31, 2011, March 31, 2012 and June 30, 2012;

•	technology failure;

•	our inability to protect our intellectual property rights;

•	our ability to integrate acquisitions and achieve the expected amount of accretion;

•	changes in weather conditions, natural disasters and other events beyond our control;

•	the possibility that the combined post-separation value of Ralcorp and Post shares may not equal or exceed the pre-separation value of our common stock;

•	potential liabilities that may arise due to fraudulent transfer considerations surrounding the separation of the Post cereals business;

•	significant tax liabilities that could arise as a result of the separation of the Post cereals business; and

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Except as discussed in the following paragraphs, we believe there have been no material changes in the reported market risks faced by the Company during the nine months ended June 30, 2012. For additional information, refer to Item 7A of our Annual Report on Form 10-K/A for the year ended September 30, 2011.

As of June 30, 2012, a hypothetical 10% adverse change in relevant market prices would have decreased the fair value of our commodity-related derivatives portfolio, which includes futures, options, and swaps, by approximately $2.9 million. This volatility analysis ignores changes in the exposures inherent in the related hedged transactions. Because the Company does not hold or trade derivatives for speculation or profit, all changes in derivative values are effectively offset by corresponding changes in the hedged exposures.

As of June 30, 2012, the fair value of our fixed rate debt was approximately $2,290.9 million, based on the discounted amount of future cash flows using Ralcorp’s incremental rate of borrowing for similar debt. A hypothetical 10% decrease in interest rates would have increased the fair value of the fixed rate debt by approximately $78.9 million.

As of June 30, 2012, we held foreign currency forward contracts with a total notional amount of $33.3 million and fair value of $.2 million. A hypothetical 10% increase in the expected CAD-USD exchange rates would have reduced that fair value by $3.0 million.

Item 4. Controls and Procedures.

The Company’s management, with the participation of the Company’s Chief Executive Officer and its Chief Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of June 30, 2012. Due to the existence of material weaknesses in our internal controls over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2012. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

During the period covered by this report, our internal control over financial reporting was materially affected by the transition of our financial reporting to a new consolidation system. There were no other changes in our internal control over financial reporting during our third fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II

Other Information

There is no information required to be reported under any items except those indicated below.

Item 1. Legal Proceedings

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that may yet be Purchased Under the Plans or Programs (1)
April 1 – April 30, 2012
May 1 – May 31, 2012
June 1 – June 30, 2012				5,000,000

(1)

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

Item 4. Mine Safety Disclosures

Not applicable.

Item 6. Exhibits

See Exhibit Index.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Ralcorp Holdings, Inc.

By:	/s/ Scott Monette
Scott Monette
Corporate Vice President and Chief Financial Officer

September 12, 2012

Exhibit Index

Exhibit No.	Description

23	Consent of PricewaterhouseCoopers LLP

31.1	Section 302 Certification of Kevin J. Hunt dated September 12, 2012.

31.2	Section 302 Certification of Scott Monette dated September 12, 2012.

32	Section 1350 Certification of Kevin J. Hunt and Scott Monette dated September 12, 2012.

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

**	Furnished with this Form 10-Q