Form 10-Q/A
period 2012-03-31
RALCORP HOLDINGS INC /MO
filed 2012-09-14
CIK 1029506

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) amends the Quarterly Report on Form 10-Q of Ralcorp Holdings, Inc. for the quarter ended March 31, 2012, as originally filed with the Securities and Exchange Commission on September 12, 2012 (the “Original Filing”). As a result of a processing error, the Section 1350 Certification attached as Exhibit 32 to the Original Filing included an incorrect date. This Form 10-Q/A is being filed solely to include the correct certification.

Item 6.	Exhibits.

Number	Description

*31.1	Section 302 Certification of Kevin J. Hunt dated September 12, 2012

*31.2	Section 302 Certification of Scott Monette dated September 12, 2012

32	Section 1350 Certification of Kevin J. Hunt and Scott Monette dated September 12, 2012

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed with the Company’s Form 10-Q for the period ended March 31, 2012 filed with the SEC on September 12, 2012
**	Furnished with the Company’s Form 10-Q for the period ended March 31, 2012 filed with the SEC on September 12, 2012

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RALCORP HOLDINGS, INC.

Date: September 13, 2012	By:	/s/ S. Monette
S. Monette
Corporate Vice President and
Chief Financial Officer

Exhibit Index

Number	Description

*31.1	Section 302 Certification of Kevin J. Hunt dated September 12, 2012

*31.2	Section 302 Certification of Scott Monette dated September 12, 2012

32	Section 1350 Certification of Kevin J. Hunt and Scott Monette dated September 12, 2012

**101.INS	XBRL Instance Document

**101.SCH	XBRL Taxonomy Extension Schema Document

**101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

**101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

**101.LAB	XBRL Taxonomy Extension Label Linkbase Document

**101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed with the Company’s Form 10-Q for the period ended March 31, 2012 filed with the SEC on September 12, 2012
**	Furnished with the Company’s Form 10-Q for the period ended March 31, 2012 filed with the SEC on September 12, 2012