Form 10-K
period 2012-09-30
RALCORP HOLDINGS INC /MO
filed 2012-11-29
CIK 1029506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2012

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    ☐  Yes    ☒  No

On March 31, 2012, the aggregate market value of the Common Stock held by non-affiliates of registrant was $4,089,622,561. This figure excludes the Common Stock held by registrant’s Directors and Corporate Officers, who are the only persons known to registrant who may be considered to be its “affiliates” as defined under Rule 12b-2.

Number of shares of Common Stock, $.01 par value, outstanding as of November 26, 2012: 55,049,106.

DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant’s definitive proxy statement for its annual meeting of shareholders, to be filed with the Securities and Exchange Commission within 120 days after September 30, 2012, are incorporated by reference into Part III of this report. Alternatively, the registrant may file an amendment to this report to include the information required by Part III.

PART I

ITEM 1.	BUSINESS

Company Overview

Ralcorp Holdings, Inc. is a leading manufacturer of private brand food products sold through retail stores. We are also a leading supplier of private brand food products to the foodservice channel. More than 90% of our products are sold to customers within the United States.

We develop, manufacture and market emulations of various types of branded food products that our customers sell under their own “store” brand or under value brands. We attempt to manufacture products that are at least equal in quality to the corresponding branded products. In the event branded producers modify their existing products or successfully introduce new products, we may attempt to emulate the modified or new products. In addition, we help our customers develop packaging and graphics that rival the national brands. Our goal is that the only difference consumers perceive when purchasing our private brand products is a notable cost savings over the comparable branded products.

On February 3, 2012, we completed the separation of the Post brand cereals business, creating two companies: Ralcorp Holdings, Inc. and Post Holdings, Inc. Ralcorp shareholders at the close of business on the record date of January 30, 2012 received one share of Post common stock for every two shares of Ralcorp common stock held. Fractional shares of Post common stock were not distributed and any fractional share of Post common stock otherwise issuable to a Ralcorp shareholder was sold in the open market on the shareholder’s behalf, and the shareholder received a cash payment with respect to that fractional share. A private letter ruling received in January 2012 from the IRS affirmed the tax-free nature of the separation. Activities related to the Post brand cereals business have been treated as discontinued operations in all periods presented in this report. For information regarding discontinued operations, see Note 3 to the Consolidated Financial Statements in Item 8 of this report.

On November 26, 2012, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with ConAgra Foods, Inc. (“ConAgra Foods”) and Phoenix Acquisition Sub Inc., a wholly-owned subsidiary of ConAgra Foods (“Merger Sub”), pursuant to which ConAgra Foods has agreed to acquire Ralcorp. Pursuant to the Merger Agreement, and subject to the satisfaction or waiver of the conditions therein, Merger Sub will be merged with and into Ralcorp (the “Merger”), with Ralcorp surviving as a wholly-owned subsidiary of ConAgra Foods. At the effective time of the Merger, each outstanding share of Ralcorp common stock (other than shares held by Ralcorp, ConAgra or any of their respective subsidiaries or by any holder who has properly exercised appraisal rights under Missouri Law) will be converted into the right to receive $90 per share in cash, without interest.

The parties’ obligations to complete the Merger are conditioned upon (i) the receipt of antitrust approvals in the United States and Canada, (ii) approval of the Merger Agreement by the holders of two-thirds of the outstanding shares of Ralcorp common stock and (iii) certain other customary closing conditions. Consummation of the Merger is not subject to a financing condition.

The Merger Agreement includes customary representations, warranties and covenants of ConAgra Foods and Ralcorp. Among other things, Ralcorp has agreed (i) to cause a shareholder meeting to be held to consider approval of the Merger Agreement, (ii) subject to certain exceptions, that its board of directors will recommend approval of the Merger Agreement by Ralcorp’s shareholders, (iii) not to solicit proposals relating to alternative business combination transactions and (iv) subject to certain exceptions, not to enter into discussions concerning or provide information to third parties in connection with alternative business combination transactions.

Ralcorp Holdings, Inc. was incorporated in Missouri in 1996. Our principal executive offices are located at 800 Market Street, Suite 2600, St. Louis, Missouri 63101. The terms “Ralcorp,” “Company,” “registrant,” “we,” “us,” and “our” mean Ralcorp Holdings, Inc. and all subsidiaries included in the Consolidated Financial Statements in Item 8 of this report unless the context indicates otherwise. References to a year (for example, 2012) refer to our fiscal year ended on September 30 of that year unless the context indicates otherwise.

Principal Products

Our major product categories include ready-to-eat and hot cereals; nutritional and cereal bars; snack mixes, corn-based chips and other snack products; crackers and cookies; snack nuts; peanut butter; preserves and jellies; syrups; dressings; frozen griddle products, including pancakes, waffles and French toast; frozen biscuits and other frozen pre-baked products such as breads and rolls; frozen and refrigerated dough products; dry pasta and frozen pasta meals.

Trademarks and Patents

We own or license a number of trademarks that are important to our business, including 3 Minute Brand®, Ralston®, Parco®, Lofthouse®, Krusteaz®, Panne Provincio®, Major Peters®, Medallion®, Ry Krisp®, Champagne®, Monet®, Rippin’ Good®, Hoody’s®, Linette®, JERO®, Flavor House®, Nutcracker®, Pennsylvania Dutch®, Heartland®, Golden Grain®, Anthony’s®, Pasta Lensi®, Annoni®, Ronco® and Mueller’s®.

We consider the collective rights under our various patents, which expire from time to time, a valuable asset; however, we do not believe that our business is materially dependent upon any single patent or group of related patents.

Raw Materials and Supplies

The principal raw materials that we use are grains (including wheat, oats, and corn), nuts (including peanuts and cashews), sugar, edible oils, cocoa, eggs, rice and other agricultural products. We also use substantial quantities of carton board, corrugated, plastic and metal packaging materials, operating supplies, and energy. Most of these inputs for our domestic and Canadian operations are purchased from suppliers in the United States. The cost of these inputs may fluctuate widely due to external conditions such as weather, product scarcity, limited sources of supply, commodity market fluctuations, currency fluctuations, and changes in governmental agricultural and energy policies and regulations. We have some long-term fixed price contracts that extend for up to three years for ingredients and up to five years for packaging materials. We believe that we will be able to obtain an adequate supply of needed inputs. Occasionally and where possible, we make advance purchases of items significant to our business in order to ensure continuity of operations. Our objective is to procure materials meeting both our quality standards and our production needs at price levels that allow a targeted profit margin. Since these inputs generally represent the largest variable cost in manufacturing our products, to the extent possible, we often manage the risk associated with adverse price movements for some inputs using a variety of risk management strategies.

Research and Development

We maintain research and development resources focused on new product development, product reformulation and improvement, process design and improvement and packaging and graphics. Research and development expenditures were $18.8 million in 2012, $16.0 million in 2011, and $13.4 million in 2010.

Financial Information About Segments

For 2012, we reviewed the financial results of our business under four operating segments: Snacks, Sauces & Spreads, Frozen Bakery Products, Cereal Products and Pasta. See Management’s Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, in Item 7 of this report for a description of our segments. For financial information by segment and geographic area, see Note 19 to the Consolidated Financial Statements in Item 8 of this report.

Customers

Our primary customers are grocery stores, mass merchandisers, membership stores, drug, dollar and discount chains, commercial and noncommercial foodservice distributors and operators, restaurants, and convenience stores. We generally sell to these customers through our direct sales force. We use broker and distribution arrangements for certain products or to serve certain types of customers.

During 2012, Wal-Mart Stores, Inc. and its affiliates accounted for approximately 17% of our consolidated net sales. No other customer accounted for 10% or more of our consolidated net sales. Our five largest customers accounted for approximately 38% of our 2012 net sales.

For further information on our customer credit and product return practices please refer to Note 1 to the Consolidated Financial Statements in Item 8 of this report.

Competition

The consumer foods industry is highly competitive, with numerous manufacturers of varying sizes in the United States. The food categories in which we participate are also very competitive. Our principal competitors in these categories all have substantial financial, marketing, and other resources. Competition in our product categories is based on price, product innovation, product quality, brand recognition and loyalty, effectiveness of marketing, promotional activity, and the ability to identify and satisfy consumer preferences. Our principal strategies for competing in each of our segments include effective customer relationships, including category insights, superior product quality, product innovation, an efficient supply chain, and price. In most product categories, we compete not only with widely advertised branded products, but also with other private label products. Internationally, we compete with both multi-national and local manufacturers, and each country includes a unique group of competitors.

Seasonality

In general, demand for our products is evenly balanced throughout the year. Within our Frozen Bakery Products segment, however, demand for refrigerated dough and certain baked goods is stronger in the first quarter. Similarly, we sell larger quantities of certain products, such as crackers, hot cereal and lasagna, during the first and fourth quarters of the year.

Backlog

Orders are generally filled within a few days of receipt and are subject to cancellation at any time prior to shipment. The backlog of any unfilled orders as of September 30, 2012 was not material.

Working Capital

A description of our working capital is included in the Liquidity and Capital Resources section of MD&A in Item 7 of this report.

Employees

As of November 26, 2012, we had approximately 10,300 full- and part-time employees, approximately 8,800 of which were located in the United States, approximately 1,250 of which were located in Canada and approximately 250 of which were located in Italy. Employees at a number of our manufacturing facilities are covered by collective bargaining agreements that we believe contain terms that are typical for the industries in which we operate.

Food Quality and Safety Regulations

The manufacture and sale of consumer food products is highly regulated. In the United States, our activities are subject to regulation by various federal government agencies, including the Food and Drug Administration, Department of Agriculture, Federal Trade Commission, Department of Commerce, and Environmental Protection Agency, as well as various state and local agencies. Our business is also regulated by similar agencies in Canada and Italy.

Environmental Matters

Our operations are subject to the Clean Air Act, Clean Water Act, Resource Conservation and Recovery Act, Comprehensive Environmental Response, Compensation, and Liability Act, and the Federal Insecticide, Fungicide, and Rodenticide Act, and all similar state, local, and foreign environmental laws and regulations applicable to the jurisdictions in which we operate.

At September 30, 2012, we were in the process of upgrading and adding to our wastewater treatment and air emission control capabilities. We anticipate investing up to $16 million at a number of our manufacturing facilities toward these efforts over the next several years. It is possible that we may be notified by the Environmental Protection Agency or similar state environmental agencies that past air emissions have exceeded allowable thresholds at one of our California facilities. We would expect to be indemnified by the previous owners of that facility for a significant portion of any remediation or penalties that might be assessed.

Based on current facts and circumstances, we do not believe that our compliance with environmental laws or regulations will have a material adverse effect upon our capital expenditures, earnings, or competitive position.

Executive Officers

The section below provides information regarding our executive officers as of November 29, 2012:

Kevin J. Hunt, age 61, has been Chief Executive Officer and President since January 2012 and Co-Chief Executive Officer and President since September 2003. Mr. Hunt has served on our board of directors since October 2004. Mr. Hunt also serves on the board of directors of Vi-Jon, Inc., a private brand health and beauty company.

Gregory A. Billhartz, age 40, has been Corporate Vice President, General Counsel and Secretary since October 2009. Prior to joining us, Mr. Billhartz was Assistant General Counsel and Assistant Secretary of Arch Coal, Inc. from November 2005 to October 2009.

Walter N. George, age 56, has been Corporate Vice President and President, American Italian Pasta Company, since July 2010. Prior to joining us, Mr. George was Chief Operating Officer at American Italian Pasta Company from December 2008 to July 2010 and Executive Vice President-Operations and Supply Chain from February 2003 to December 2008.

Charles G. Huber, Jr., age 48, has been Corporate Vice President and President, Ralcorp Frozen Bakery Products, Inc. since October 2009. Mr. Huber served as our Corporate Vice President, General Counsel and Secretary from October 2003 to October 2009.

Richard R. Koulouris, age 56, has been Corporate Vice President and President, Ralcorp Snacks, Sauces & Spreads since October 2009. Mr. Koulouris has also served as President of Bremner Food Group, Inc. and Nutcracker Brands, Inc. since November 2003 (except from December 2006 to March 2008) and President of The Carriage House Companies, Inc. since December 2006.

Scott Monette, age 51, has been Corporate Vice President and Chief Financial Officer since January 2012. Mr. Monette served as Corporate Vice President, Treasurer and Corporate Development Officer from February 2010 until December 2011. He served as Corporate Vice President and Treasurer from September 2001 to February 2010

Website Access

Our website is www.ralcorp.com. We make available, free of charge in the “Investors” section of this website, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, which we refer to as the 1934 Act, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission, or SEC. Reports of beneficial ownership filed pursuant to Section 16(a) of the 1934 Act are also available on our website.

ITEM 1A. RISK FACTORS

Our business is subject to various risks and uncertainties. Any of the risks described below could materially adversely affect our business, financial condition, and results of operations.

We may not achieve the growth or the financial results we expect if we are unable to identify and integrate acquisitions into our existing operations.

We are a growth-through-acquisition company, and we have experienced significant growth in sales and operating profits through the execution of that strategy. Our ability to continue to grow depends, in part, on our ability to identify acquisition opportunities that we can execute on satisfactory terms. In addition, the success of future acquisitions will depend on our ability to successfully integrate those acquisitions into our existing operations. If we are unable to successfully integrate acquisitions, our financial results could suffer. Additional potential risks associated with acquisitions including additional leverage, the loss of key employees and customers of the acquired business, the assumption of unknown liabilities, the inherent risks associated with entering a line of business in which we have no or limited prior experience, failure to achieve anticipated synergies, and the impairment of goodwill or other acquisition-related intangible assets.

Price changes for the commodities that we depend on for raw materials, packaging and energy may adversely affect our profitability.

The principal raw materials that we use are commodities that experience price volatility caused by external conditions, such as weather, product scarcity, limited sources of supply, commodity market fluctuations, currency fluctuations and changes in governmental agricultural and energy policies and regulations. Commodity price changes may result in unexpected increases in raw material, packaging and energy costs. If we are unable to increase productivity to offset these increased costs or increase our prices, we may experience reduced margins and profitability. We do not fully hedge against changes in commodity prices, and risk management procedures that we do use may not always work as we intend.

The food categories in which we participate are very competitive, and if we are not able to compete effectively, our results of operations could be adversely affected.

The food categories in which we participate are very competitive. Our principal competitors in these categories all have substantial financial, marketing, and other resources. In most product categories, we compete not only with widely advertised branded products, but also with other private label products, some of which may be sold at lower prices. Competition in our product categories is based on price, product innovation, product quality, brand recognition and loyalty, effectiveness of marketing, promotional activity, and the ability to identify and satisfy consumer preferences. If our large competitors were to seek an advantage through pricing or promotional changes, we could choose to do the same, which could adversely affect our margins and profitability. If we did not do the same, our revenues and market share could be adversely affected.

Our inability to successfully manage the price gap between our private-brand products and those of our branded competitors may adversely affect our results of operation.

Competitors’ branded products have an advantage over our private-brand products primarily due to advertising and name recognition. When branded competitors focus on price and promotion, the environment for private-brand products becomes more challenging because the price gaps between private-brand and branded products can become less meaningful. At our retail customers, private-brand products typically sell at a discount to those of branded competitors. If branded competitors reduce the price of their products to our retail customers, the price of those products to consumers may approximate or be lower than the prices of our private-brand products. Promotional activities by branded competitors such as temporary price rollbacks, buy-one-get-one-free offerings and coupons also have the effect of price decreases. Price decreases taken by competitors could result in a decline in our sales volumes.

Significant private-brand competitive activity can lead to price declines.

Some customer buying decisions are based on a periodic bidding process in which the successful bidder is assured the selling of its selected product to the retail customer until the next bidding process. Our sales volume may decrease significantly if our offer is too high and we lose the ability to sell products through these channels, even temporarily. Alternatively, we risk reducing our margins if our offer is successful but below our desired price points. Either of these outcomes may adversely affect our results of operations.

We may not achieve our targeted cost savings and efficiencies from cost reduction initiatives.

Many of our costs, such as raw materials, energy and freight are outside our control. Therefore, we must seek to reduce costs in other areas, such as operating efficiency. In addition, in 2012, we outlined a strategic restructuring initiative to improve organizational effectiveness and reduce costs. If we are not able to complete the restructuring or other projects that are designed to reduce costs and increase operating efficiency on time or within budget, our operating profits may be adversely impacted. In addition, if the restructuring or other initiatives do not generate the expected cost savings and synergies, our results of operations may be adversely affected. For additional information about the 2012 restructuring, see Note 7 to the Consolidated Financial Statements in Item 8 of this report.

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

Economic downturns could limit consumer demand for our products.

The willingness of consumers to purchase our products depends in part on local economic conditions. In periods of economic uncertainty, consumers may purchase less expensive private or value brands and may forego certain purchases altogether. In those circumstances, we could experience a reduction in sales of higher margin products or a shift in our product mix to lower margin offerings. In addition, as a result of economic conditions or competitive actions, we may be unable to raise our prices sufficiently to protect margins. Consumers may also reduce the amount of food that they consume away from home at customers that purchase products in our foodservice channels. Any of these events could have an adverse effect on our results of operations. Further, we could be adversely impacted by the negative results on economic growth resulting from the combination of federal income tax increases and government spending restrictions potentially occurring at the end of calendar year 2012 in the United States (commonly referred to as the “fiscal cliff”).

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

Selling food products involves a number of legal and other risks, including product contamination, spoilage, product tampering, allergens, or other adulteration. We may need to recall some of our products if they become adulterated, misbranded, or mislabeled. A widespread product recall could result in significant losses due to the costs of a recall, the destruction of product inventory, negative publicity, temporary plant closings and lost sales due to the unavailability of product for a period of time. We could also suffer losses from a significant product liability judgment against us. A significant product recall or product liability case could also result in adverse publicity, damage to our reputation, and a loss of consumer confidence in our food products, which could have an adverse effect on our business results.

Concerns with the safety and quality of food products could cause consumers to avoid certain food products or ingredients.

We could be adversely affected if consumers in our principal markets lose confidence in the safety and quality of certain food products or ingredients. Adverse publicity about these types of concerns, whether or not valid, may discourage consumers from buying our products or cause production and delivery disruptions.

Disruption of our supply chain could adversely affect our business.

Our ability to make, move, and sell products is critical to our success. Damage or disruption to raw material supplies or our manufacturing or distribution capabilities due to weather, including any potential effects of climate change, natural disaster, fire, terrorism, pandemic, strikes, import restrictions, or other factors could impair our ability to manufacture or sell our products. Failure to take adequate steps to mitigate the likelihood or potential impact of such events, or to effectively manage such events if they occur, particularly when a product is sourced from a single supplier or location, could adversely affect our business and results of operations, as well as require additional resources to restore our supply chain.

We may be unable to anticipate changes in consumer preferences and trends, which may result in decreased demand for our products.

Our success depends in part on our ability to anticipate the tastes and eating habits of consumers and to offer products that appeal to their preferences. Consumer preferences change from time to time and can be affected by a number of different trends. Our failure to anticipate, identify or react to these changes and trends, or to introduce new and improved products on a timely basis, could result in reduced demand for our products, which would in turn cause our sales and profitability to suffer. Similarly, demand for our products could be affected by consumer concerns regarding the health effects of nutrients or ingredients such as trans fats, sugar, processed wheat, sodium or other product attributes.

We have a substantial amount of indebtedness, which could limit financing and other options.

As of September 30, 2012, we had total debt of approximately $2,021.5 million. The agreements under which we have issued indebtedness do not prevent us from incurring additional unsecured indebtedness in the future. Our level of indebtedness may limit:

•

ability to obtain additional financing for working capital, capital expenditures or general corporate purposes, particularly if the ratings assigned to our debt securities by rating organizations were revised downward; and

•	flexibility to adjust to changing business and market conditions and may make us more vulnerable to a downturn in general economic conditions.

Our ability to make scheduled payments on or to refinance our debt and other obligations will depend on our operating and financial performance, which in turn is subject to prevailing economic conditions and to financial, business, and other factors beyond our control.

Further, while it is our objective to maintain credit ratings that provide us with ready access to global capital and credit markets, any downgrade of our current credit ratings by a credit rating agency could increase our future borrowing costs and impair our ability to access capital markets on terms commercially acceptable to us.

Our debt agreements contain various covenants which, if not complied with, could accelerate repayment under such indebtedness, thereby materially and adversely affecting our financial condition and results of operations.

There are various financial covenants and other restrictions in our debt instruments. These financial covenants require we maintain a minimum Interest Expense Coverage Ratio, as defined, of 2.75:1; a maximum Leverage Ratio, as defined, of 3.75:1 and a minimum Adjusted Net Worth, as defined, of $1,511.9 million. On November 27, 2012, we entered into a waiver and amendment to our Accounts Receivable Securitization Agreement and our Revolving Credit Facility, each of which had an outstanding balance of zero at September 30, 2012, due to our failure to achieve a minimum Interest Expense Coverage Ratio for the quarter ended September 30, 2012. We believe we will generate sufficient EBIT and EBITDA (both terms as defined by the agreements) to comply with our amended financial covenants. If we fail to comply with any of these requirements, and are unable to cure the violation within the allowable grace period, the related indebtedness (and other unrelated indebtedness) could become due and payable prior to its stated maturity and our ability to obtain additional or alternative financing may also be adversely affected.

A description of our indebtedness and financial covenants is included in the Liquidity and Capital Resources section of MD&A in Item 7 of this report and Note 14 to the Consolidated Financial Statements in Item 8 of this report.

Global capital and credit market issues could negatively affect our liquidity, increase our costs of borrowing, and disrupt the operations of our suppliers and customers.

We depend on stable, liquid, and well-functioning capital and credit markets to fund our operations. Although we believe that our operating cash flows, financial assets, access to capital and credit markets, and revolving-credit agreements will permit us to meet our financing needs for the foreseeable future, there can be no assurance that continued or increased volatility and disruption in the capital and credit markets will not impair our liquidity or increase our costs of borrowing. Our business could also be negatively impacted if our suppliers or customers experience disruptions resulting from tighter capital and credit markets or a slowdown in the general economy.

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

Our businesses periodically enter into co-manufacturing arrangements with manufacturers of branded products. The terms of these agreements vary but are generally for relatively short periods of time. Volumes produced under each of these agreements can fluctuate significantly based upon the product’s life cycle, product promotions, alternative production capacity and other factors, none of which are under our direct control. Our future ability to enter into co-manufacturing arrangements is not guaranteed, and a decrease in current co-manufacturing levels could have a significant negative impact on sales volume.

We may be unable to maintain our profit margins in the face of a consolidating retail environment.

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

New regulations or regulatory-based claims could adversely affect our business.

Food production is subject to a variety of federal, state, local and foreign laws and regulations, including those related to food safety, food labeling, food safety requirements related to the ingredients, manufacture, processing, storage, marketing, advertising, labeling, and distribution of our products as well as those related to worker health and workplace safety and environmental matters. Governmental regulations also affect taxes and levies, healthcare costs, energy usage, immigration and other labor issues, all of which may have a direct or indirect effect on our business or those of our customers or suppliers. Changes in these laws or regulations or the introduction of new laws or regulations could increase the costs of doing business for us or our customers or suppliers or restrict our actions, causing our results of operations to be adversely affected. Further, if we are found to be out of compliance with applicable laws and regulations in these areas, we could be subject to civil remedies, including fines, injunctions, or recalls, as well as potential criminal sanctions, any of which could have a material adverse effect on our business.

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

Volatility in the securities markets, interest rates, and other factors or changes in our employee base could substantially increase our defined benefit pension and other postretirement benefit costs.

We sponsor a number of defined benefit plans for employees in the United States and Canada, including defined benefit pension and retiree health and welfare plans. Our major defined benefit pension plans are funded with trust assets invested in a globally diversified portfolio of securities and other investments. Changes in interest rates, mortality rates, health care costs, early retirement rates, investment returns, and the market value of plan assets can affect the funded status of our defined benefit plans and cause volatility in the net periodic benefit cost and future funding requirements of the plans. A significant increase in our obligations or future funding requirements could have a negative impact on our results of operations and cash flows from operations.

Impairment in the carrying value of goodwill or other intangibles could negatively impact our net worth.

The net carrying value of goodwill represents the fair value of acquired businesses in excess of identifiable assets and liabilities as of the acquisition date (or subsequent impairment date, if applicable). The net carrying value of other intangibles represents the fair value of trademarks, customer relationships, and other acquired intangibles as of the acquisition date (or subsequent impairment date, if applicable), net of accumulated amortization. Goodwill and other acquired intangibles expected to contribute indefinitely to our cash flows are not amortized, but must be evaluated by management at least annually for impairment. Amortized intangible assets are evaluated for impairment whenever events or changes in circumstance indicate that the carrying amounts of these assets may not be recoverable. Impairments to goodwill and other intangible assets may be caused by factors outside our control, such as the inability to quickly replace lost co-manufacturing business, increasing competitive pricing pressures, lower than expected revenue and profit growth rates, changes in industry EBITDA multiples, changes in discount rates based on changes in cost of capital (interest rates, etc.), or the bankruptcy of a significant customer and could negatively impact our net worth. For additional information on impairment of intangible assets, including recent impairment losses, refer to “Impairment of Intangible Assets” and “Critical Accounting Policies and Estimates” in Item 7 and Notes 1, 3, and 5 to the Consolidated Financial Statements in Item 8 of this report.

Our business operations could be disrupted if our information technology systems fail to perform adequately.

The efficient operation of our business depends on our information technology systems. We rely on our information technology systems to effectively manage our business data, communications, supply chain, order entry and fulfillment, and other business processes. The failure of our information technology systems to perform as we anticipate could disrupt our business and could result in transaction errors, processing inefficiencies, and the loss of sales and customers, causing our business and results of operations to suffer. In addition, our information technology systems may be vulnerable to damage or interruption from circumstances beyond our control, including fire, natural disasters, systems failures, security breaches, and viruses. Any such damage or interruption could have a material adverse effect on our business.

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

We have identified a material weakness in our internal control over financial reporting which could, if not remediated, result in additional material misstatements in our financial statements.

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting. As disclosed in Item 9A of this report, management identified a material weakness in our internal control over financial reporting related to footnote disclosures included in our Condensed Financial Statements of Guarantors footnote in our financial statements related to prior periods. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective based on criteria set forth by the Committee of Sponsoring Organization of the Treadway Commission in Internal Control—An Integrated Framework. We are actively engaged in developing a remediation plan designed to address the material weakness. If our remedial measures are insufficient to address the material weakness, or if additional material weaknesses in our internal control are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results.

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

In connection with the separation of the Post brand cereals business, Post agreed to indemnify us for certain liabilities. However, there can be no assurance that the indemnity will be sufficient to protect us against the full amount of such liabilities, or that Post’s ability to satisfy its indemnification obligations will not be impaired in the future.

Pursuant to the separation and distribution agreement and the tax sharing agreement we entered into with Post in connection with the separation of the Post brand cereals business, Post agreed to indemnify us for certain liabilities. However, third parties could seek to hold us responsible for any of the liabilities that Post agreed to retain or assume, and there can be no assurance that the indemnification from Post will be sufficient to protect us against the full amount of such liabilities, or that Post will be able to fully satisfy its indemnification obligations. In addition, even if we ultimately succeed in recovering from Post any amounts for which we are held liable, we may be temporarily required to bear these losses ourselves.

The separation of the Post brand cereals business could result in significant tax liability.

We obtained a private letter ruling from the IRS substantially to the effect that the distribution of shares of Post common stock in the spin-off qualified as tax free to Post, us and our shareholders for U.S. federal income tax purposes. If the factual assumptions or representations made in the request for the private letter ruling prove to have been inaccurate or incomplete in any material respect, then we will not be able to rely on the ruling. Furthermore, the IRS does not rule on whether a distribution such as the spin-off satisfies certain requirements necessary to obtain tax-free treatment. Rather, the private letter ruling was based on representations by us that those requirements were satisfied, and any inaccuracy in those representations could invalidate the ruling. In connection with the spin-off, we also obtained an opinion of outside counsel, substantially to the effect that, the distribution of shares of Post common stock in the separation qualified as tax free to Post, us and our shareholders for U.S. federal income tax purposes. The opinion relied on, among other things, the continuing validity of the private letter ruling and various assumptions and representations as to factual matters made by Post and us which, if inaccurate or incomplete in any material respect, would jeopardize the conclusions reached by such counsel in its opinion. The opinion is not binding on the IRS or the courts, and there can be no assurance that the IRS or the courts would not challenge the conclusions stated in the opinion or that any such challenge would not prevail.

If, notwithstanding receipt of the private letter ruling and opinion of counsel, the separation were determined not to qualify as tax free, each U.S. holder of our common stock who received shares of Post common stock in the separation would generally be treated as receiving a taxable distribution of property in an amount equal to the fair market value of the shares of Post common stock received. We would be subject to tax as if we had sold all the outstanding shares of Post common stock in a taxable sale for their fair market value and would recognize taxable gain in an amount equal to the excess of the fair market value of such shares over our tax basis in such shares.

Under the terms of the tax sharing agreement we entered into with Post in connection with the separation, Post is generally responsible for any taxes imposed on Post or us and our subsidiaries in the event that the separation and certain related transactions were to fail to qualify for tax-free treatment as a result of actions taken, or breaches of representations and warranties made in the tax sharing agreement, by Post or any of its affiliates. However, if the separation or certain related transactions were to fail to qualify for tax-free treatment because of actions or failures to act by us or any of our affiliates, we would be responsible for all such taxes.

We may be unable to obtain satisfaction of all conditions to complete our merger with ConAgra Foods, including the approval of our shareholders, in the anticipated timeframe.

On November 26, 2012, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with ConAgra Foods, Inc. (“ConAgra Foods”) and Phoenix Acquisition Sub Inc., a wholly-owned subsidiary of ConAgra Foods (“Merger Sub”), pursuant to which ConAgra Foods has agreed to acquire Ralcorp. Pursuant to the Merger Agreement, and subject to the satisfaction or waiver of the conditions therein, Merger Sub will be merged with and into Ralcorp (the “Merger”), with Ralcorp surviving as a wholly-owned subsidiary of ConAgra Foods. At the effective time of the Merger, each outstanding share of Ralcorp common stock (other than shares held by Ralcorp, ConAgra or any of their respective subsidiaries or by any holder who has properly exercised appraisal rights under Missouri Law) will be converted into the right to receive $90 per share in cash, without interest.

Completion of the Merger is contingent upon customary closing conditions, including approval of the Merger Agreement by our shareholders. If our shareholders do not approve the Merger Agreement at a shareholder meeting to be held after the related proxy statement is mailed to shareholders, the Merger will not be consummated.

Completion of the Merger is also conditioned upon the receipt of antitrust approvals in the United States and Canada. As a condition to approval of the Merger, governmental authorities may impose requirements, limitations or costs; require divestitures; or place restrictions on the conduct of the business of the combined company after the completion of the Merger. ConAgra is not obligated under the Merger Agreement to accept all such requirements in order to complete the Merger and, accordingly, may seek to assert closing conditions included in the Merger Agreement for its benefit relating to such matters.

Although Ralcorp and ConAgra Foods have agreed in the Merger Agreement to use reasonable best efforts to consummate the Merger as promptly as practicable, these and the other conditions to the Merger may fail to be satisfied. In addition, satisfying the conditions to, and completion of, the Merger may take longer than, and could cost more than, we expect. Failure to complete the Merger may adversely affect Ralcorp.

Failure to complete the Merger could negatively impact our stock price, future business and financial results.

The conditions to the completion of the Merger may not be satisfied as noted above. If the Merger is not completed for any reason, we will be subject to several risks, including the following:

•	being required to pay certain costs relating to the Merger, including certain investment banking, financing, legal and accounting fees and expenses, whether or not the Merger is completed;

•	having had the focus of our management directed towards the Merger and integration planning instead of our core business and other opportunities that could have been beneficial to us;

•

a decrease in the price of our common stock to the extent that the current market price of the stock reflects a market assumption that the Merger will be completed or as a result of the market’s perceptions that the Merger was not consummated due to an adverse change in our business; and

•

a lack of alternative business combination transactions that would create shareholder value comparable to the value perceived to be created by the Merger in the event our Board of Directors determines to seek an alternative transaction following any termination of the Merger Agreement.

In addition, we would not realize any of the expected benefits of having completed the Merger and would continue to have risks that we currently face as an independent company. For example, our business may be harmed, and the price of our stock may decline as a result, to the extent that employees, customers, suppliers, and others believe that we cannot compete in the marketplace as effectively without the Merger or otherwise remain uncertain about our future prospects in the absence of the Merger.

The Merger Agreement restricts the conduct of our business prior to the completion of the Merger and limits our ability to pursue an alternative acquisition proposal to the Merger.

Under the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to completing the Merger which may adversely affect our ability to exercise certain of our business strategies. These restrictions may prevent us from pursuing otherwise attractive business opportunities and making other changes to our business prior to completion of the Merger or termination of the Merger Agreement.

In addition, the Merger Agreement prohibits us from initiating, soliciting or knowingly encouraging the submission of, participating or engaging in any negotiations or discussions with respect to certain alternative acquisition proposals with third parties, subject to exceptions set forth in the Merger Agreement. The Merger Agreement also provides that we are required to pay a termination fee of $180 million if the Merger Agreement is terminated under certain circumstances, including if we terminate to accept a superior alternative acquisition proposal. These provisions limit our ability to receive or pursue offers from third parties that may otherwise have resulted in greater value to our shareholders than the value resulting from the Merger.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease our principal executive offices, which are located in St. Louis, Missouri. We operate numerous manufacturing facilities and maintain many sales and administrative offices, warehouses, and distribution centers in the United States. Other facilities are operated in Canada and Italy. Many of the administrative offices, warehouses, and distribution centers are leased.

As of November 26, 2012, we operated 40 facilities for the production of a wide variety of food products. Of these facilities, 32 are located in the United States (6 of which are leased), five in Canada (three of which are leased) and three in Italy (one of which is leased). The following is a list of the locations of our principal production facilities, which primarily support the segment noted:

Snacks, Sauces and Spreads:

Dothan, Alabama	Newport, Arkansas	South Beloit, Illinois
Streator, Illinois	Buckner, Kentucky	Princeton, Kentucky
Minneapolis, Minnesota	Dunkirk, New York	Fredonia, New York
Silver Creek, New York	Tonawanda, New York	Kitchener, Ontario, Canada
Georgetown, Ontario, Canada	Womelsdorf, Pennsylvania	El Paso, Texas
Ripon, Wisconsin (2)

Frozen Bakery Products:

Delta, British Columbia, Canada (2)	Lodi, California	Forest Park, Georgia
Chicago, Illinois	Louisville, Kentucky	Grand Rapids, Michigan
Fridley, Minnesota	Brantford, Ontario, Canada	Carrollton, Texas
Ogden, Utah	Kent, Washington

Cereal Products:

Azusa, California	Cedar Rapids, Iowa	Battle Creek, Michigan
Sparks, Nevada	Lancaster, Ohio

Pasta:

Tolleson, Arizona	Bergamo, Italy	Cisterna di Latina, Italy
Verolanuova, Italy	Excelsior Springs, Missouri	Columbia, South Carolina

ITEM 3. LEGAL PROCEEDINGS

We are the subject of various pending or threatened legal actions in the ordinary course of our business. All such matters are subject to many uncertainties and outcomes that are not predictable with assurance. In our opinion, there were no claims or litigation pending as of September 30, 2012 that were reasonably likely to have a material adverse effect on our consolidated financial position, results of operations or cash flows. See the information contained under the section entitled “Environmental Matters” in Item 1 of this report for a discussion of environmental matters in which we are involved.

The following is a description of certain legal proceedings affecting the comparability of our financial results for the periods covered by the Consolidated Financial Statements contained in Item 8 of this report:

In May 2009, a customer notified us that it was seeking to recover out-of-pocket costs and damages associated with the customer’s recall of certain peanut butter-based products. The customer recalled those products in January 2009 because they allegedly included ingredients that had the potential to be contaminated with salmonella. The customer’s recall stemmed from the U.S. Food and Drug Administration and other authorities’ investigation of Peanut Corporation of America, which supplied us with peanut paste and other ingredients. In accordance with our contractual arrangements with the customer, the parties submitted these claims to mediation. In January 2011, we resolved all pending contractual and other claims, resulting in a payment by us of $5.0 million and an obligation to pay an additional $5.0 million, subject to the customer’s completion of certain contractual obligations through February 2013. We accrued $7.5 million in the year ended September 30, 2010 based on early estimates of the settlement amount, and accrued an additional $2.5 million in the quarter ended December 31, 2010.

Two of our subsidiaries are subject to three lawsuits brought by former employees currently pending in separate California state courts alleging, among other things, that employees did not receive statutorily mandated meal breaks resulting in incorrect payment of wages, inaccurate wage statements, unpaid overtime and incorrect payments to terminated employees. Each of these suits was filed as a class action and seeks to include in the class certain current and former employees of the respective subsidiary involved. In each case, the plaintiffs are seeking unpaid wages, interest, attorneys’ fees, compensatory and other monetary damages, statutory penalties, and injunctive relief. No determination has been made by any court regarding class certification. In April 2012, we agreed with the plaintiffs and a third party staffing agency formerly used by us to the terms of a proposed settlement with respect to these suits, and in September 2012, the parties entered into a global settlement with respect to these claims. Under the terms of the settlement, we have agreed to pay $4.4 million in order to resolve these claims. We accrued $4.4 million related to the settlement during the quarter ended March 31, 2012. Under the terms of the settlement, however, it is possible that up to $1.5 million could be returned to us depending upon the number of current and former employees who participate in the settlement. On October 22, 2012, the court preliminarily approved the settlement, and the final approval has been set for March 26, 2013, at which time, we expect the case to be dismissed.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is listed on the New York Stock Exchange under the symbol “RAH.” On November 26, 2012, there were approximately 7,922 record holders of our common stock. Information regarding the market prices for our common stock for the two most recent years is set forth below.

	Year Ended September 30,
	2012*		2011
	High	Low	High	Low
First Quarter	$86.97	$74.18	$65.61	$58.05
Second Quarter	89.96	68.96	68.52	59.23
Third Quarter	74.54	61.85	91.35	67.28
Fourth Quarter	73.50	59.28	89.43	68.84

*	On February 3, 2012, we completed the separation of the Post brand cereals business. The February 3, 2012 closing price of our common stock on the NYSE was $89.34. On February 6, 2012, the opening price of our common stock on the NYSE was $75.31.

The following table sets forth information with respect to shares of our common stock that we purchased during the quarter ended September 30, 2012:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1 - July 31, 2012	13,120	$68.00	0	See total
August 1 - August 31, 2012	510,000	66.08	510,000	See total
September 1 - September 30, 2012	5,223	72.09	0	See total

Total	528,343	$66.18	510,000	4,490,000

(1)

Amounts shown for July and September 2012 represent shares of stock withheld for the payment of withholding taxes upon the vesting of certain outstanding equity awards. Amounts shown for August 2012 represent shares we purchased in open market transactions pursuant to our existing share repurchase authorization.

(2)

In November 2009, our board of directors authorized the repurchase up to 7,000,000 shares of common stock at prevailing market prices. The authorization has no expiration date. From time to time, we may repurchase common stock through plans established under Rule 10b5-1. As of September 30, 2012, 2,510,000 shares of common stock had been acquired at a cost of $149.2 million, which includes transaction fees and commissions that are not reported in the table above. Of this total, 2,000,000 shares had been acquired at a cost of $115.5 million prior to the separation of the Post brand cereals business.

Performance Graph

The following performance graph compares the changes, for the period indicated, in the cumulative total value of $100 hypothetically invested in each of (a) Ralcorp common stock, (b) the Russell 1000 index and (c) a peer group composed of 15 U.S.-based public companies in the food and consumer packaged goods industries. The companies are: TreeHouse Foods, Inc.; Church & Dwight Co., Inc.; Flowers Foods, Inc.; The J.M. Smucker Company; Ingredion, Inc.; McCormick & Co.; Snyder's-Lance, Inc.; Brown-Forman Corp.; Campbell Soup Co.; Constellation Brands, Inc.; Energizer Holdings, Inc.; The Hershey Co.; Hormel Foods Corp.; Newell Rubbermaid Inc.; and The Clorox Company.

Performance Graph Data

	Russell 1000
	Ralcorp	Index	Peer Group
9/30/2007	$100.00	$100.00	$100.00
9/30/2008	$120.76	$77.82	$95.69
9/30/2009	$104.75	$73.14	$86.06
9/30/2010	$104.77	$81.02	$102.71
9/30/2011	$137.42	$81.77	$115.41
9/30/2012	$179.01	$106.37	$145.12

ITEM 6. SELECTED FINANCIAL DATA

FIVE YEAR FINANCIAL SUMMARY

(In millions except per share data)

	Year Ended September 30,
	2012	2011	2010	2009	2008
Statement of Operations Data (a) (b)
Net Sales	$4,322.2	$3,787.2	$3,061.0	$2,821.3	$2,639.8
Cost of goods sold	(3,455.5)	(2,996.0)	(2,427.1)	(2,264.8)	(2,191.0)

Gross Profit	866.7	791.2	633.9	556.5	448.8
Selling, general and administrative expenses	(440.6)	(388.1)	(319.0)	(295.7)	(254.6)
Amortization of intangible assets	(82.3)	(65.6)	(36.6)	(29.7)	(27.0)
Impairment of intangible assets (c)	(30.6)	—	(20.5)	—	—
Other operating expenses, net (d)	(40.1)	(11.3)	(36.4)	(2.1)	(3.1)

Operating Profit	273.1	326.2	221.4	229.0	164.1
Loss on investment in Post (e)	(48.9)	—	—	—	—
Interest expense, net	(127.5)	(134.0)	(107.8)	(99.0)	(45.0)
Gain on forward sale contracts (f)	—	—	—	17.6	111.8
Gain on sale of securities (f)	—	—	—	70.6	7.1

Earnings before Income Taxes and Equity Earnings	96.7	192.2	113.6	218.2	238.0
Income taxes	(39.1)	(65.9)	(38.0)	(76.1)	(85.8)

Earnings before Equity Earnings	57.6	126.3	75.6	142.1	152.2
Equity in earnings of Vail Resorts, Inc., net of income taxes (f)	—	—	—	9.8	14.0

Net Earnings from Continuing Operations	57.6	126.3	75.6	151.9	166.2
Earnings (loss) from Discontinued Operations (c)	15.8	(367.5)	133.2	138.5	1.6

Net Earnings (loss)	$73.4	$(241.2)	$208.8	$290.4	$167.8

Basic Earnings (loss) per Share:
Earnings from continuing operations	$1.04	$2.30	$1.37	$2.70	$5.46
Earnings (loss) from discontinued operations	.29	(6.69)	2.42	2.46	.05

Net earnings (loss)	$1.33	$(4.39)	$3.79	$5.16	$5.51

Diluted Earnings (loss) per Share:
Earnings from continuing operations	$1.03	$2.26	$1.35	$2.66	$5.33
Earnings (loss) from discontinued operations	.28	(6.58)	2.39	2.43	.05

Net earnings (loss)	$1.31	$(4.32)	$3.74	$5.09	$5.38

Balance Sheet Data (a) (b)
Cash and cash equivalents	$307.5	$50.0	$29.3	$282.8	$14.1
Working capital (excl. cash and cash equivalents)	285.9	197.2	145.9	146.2	112.5
Total assets	4,538.8	6,279.2	6,804.9	5,452.2	5,343.9
Long-term debt	1,894.1	2,172.5	2,464.9	1,611.4	1,668.8
Other long-term liabilities	403.8	410.1	359.7	132.2	289.5
Shareholders’ equity	1,647.5	2,565.2	2,829.2	2,705.6	2,411.5
Other Data (a) (b)
Cash provided (used) by:
Operating activities	$356.6	$505.7	$301.9	$326.7	$132.8
Investing activities	(861.6)	(138.8)	(1,438.4)	(90.2)	(71.0)
Financing activities	760.6	(344.5)	881.5	29.9	(56.8)
Depreciation and amortization	198.8	167.8	111.4	94.1	89.7

(a)	Results of Post Foods are included as discontinued operations in this table.
(b)	In 2012, Ralcorp acquired Refrigerated Dough, Annoni, Petri Baking Products and Gelit. In 2010, Ralcorp acquired J.T. Bakeries, North American Baking, Sepp’s Gourmet Foods, and American Italian Pasta Company. In 2009, Ralcorp acquired Harvest Manor Farms, Inc. For more information about the 2012 and 2010 acquisitions, see Note 4 to the Consolidated Financial Statements in Item 8.
(c)	For information about the impairment of intangible assets see Note 1, Note 3, and Note 5 to the Consolidated Financial Statements in Item 8 and “Critical Accounting Policies and Estimates” in Item 7.

(d)	In 2012, Ralcorp incurred $23.6 of costs related to plants closures, $11.1 related to restructuring charges, $6.2 related to the settlement of legal claims, and $4.6 of merger and integration costs. In 2011, Ralcorp incurred $4.1 of costs related to plant closures, accrued $2.5 related to the settlement of legal claims, and incurred merger and integration costs of $2.5. In 2010, Ralcorp incurred professional services fees and severance costs related to 2010 acquisitions of $21.5. In addition, Ralcorp accrued $7.5 related to the potential settlement of legal claims. For more information on acquisition-related costs and provision for legal settlement, see Note 4 and Note 15 to the Consolidated Financial Statements in Item 8.
(e)	In 2012, Ralcorp sold its remaining 19.7% ownership stake in Post Holdings, Inc., resulting in a net loss of $48.9. There was no tax impact of the loss.
(f)	During 2009, Ralcorp sold 7,085,706 of its shares of Vail Resorts for a total of $211.9. The shares had a carrying value of $141.3, resulting in a $70.6 gain. During August and September 2008, Ralcorp sold 368,700 of Vail shares for a total of $13.7. The shares had a carrying value of $6.6, resulting in a $7.1 gain. The Company also entered forward sale contracts related to 4,950,000 shares of its Vail stock, which resulted in gains of $17.6 and $111.8 in 2009 and 2008, respectively. The company reported earnings on its Vail ownership under equity accounting.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion summarizes the significant factors affecting the consolidated operating results, financial condition, liquidity, and capital resources of Ralcorp Holdings, Inc. This discussion should be read in conjunction with the financial statements under Item 8, especially the segment information in Note 19, and the “Cautionary Statement on Forward-Looking Statements” on page 38. Sales information for the “base business,” as reported herein, has been adjusted to exclude current year sales attributable to recently acquired businesses for the period corresponding to the pre-acquisition period of the comparative period of the prior year. For each acquired business, the excluded period starts at the beginning of the respective quarter or year-to-date period and ends one year after the acquisition date. We have included financial measures for our base businesses (such as sales growth) because they provide useful and comparable trend information regarding the results of our businesses without the effects of the timing of acquisitions.

RESULTS OF OPERATIONS

Overview

Ralcorp Holdings, Inc. is a leading manufacturer of private brand food products sold through retail stores. We are also a leading supplier of private brand food products to the foodservice channel. We develop, manufacture and market emulations of various types of branded food products that our customers sell under their own “store” brand or under value brands. Since 1997, we have acquired 28 private brand companies, and acquisitions remain a key component of our overall strategy to grow and create long-term value for our shareholders. As discussed in more detail below, trends in our results for the past three years were significantly affected by acquisitions, particularly the North American private-brand refrigerated dough business of Sara Lee Corp (“Refrigerated Dough”) at the beginning of 2012 and American Italian Pasta Company (“AIPC”) in the fourth quarter of 2010. In addition, we also completed three other acquisitions in each of 2012 and 2010. See Note 4 to the Consolidated Financial Statements in Item 8.

On February 3, 2012, the Company separated its Post cereals business (formerly the Branded Cereal Products segment) into a new, publicly traded company (“Post” or the “Spin-Off”) in exchange for cash proceeds of $900 million and a residual ownership interest in the form of approximately 19.7% of Post common stock. In September 2012, the Company initiated the sale of our remaining investment in Post which resulted in a loss of $48.9 million. The net assets, operating results, and cash flows of Post are presented separately as discontinued operations for all periods presented, except for the loss on sale of Post stock in 2012, which is included in continuing operations. See Note 3 and Note 14 to the Consolidated Financial Statements in Item 8. The discussion of results of operations included in Item 7 excludes discontinued operations unless otherwise indicated.

We continuously review the cost structure of our operations as well as assess customer and category demand in order to maximize the overall efficiency of our production and distribution network. From time to time, this review results in us initiating plant closures. In 2012, we closed the Poteau, Oklahoma facility of the Snacks, Sauces & Spreads segment, the Los Alamitos, California facility of the Cereal Products segment, and initiated the closure of the Delta, British Columbia facility of the Frozen Bakery Products segment. In 2011, we closed the Richmond Hill, Ontario facility of the Frozen Bakery Products segment. Total charges to operations resulting from these plant closures (as well as previous closures of the Billerica and Blue Island facilities) were $23.6 million and $4.1 million in 2012 and 2011, respectively. The closure of the plants in 2012 is expected to yield annual savings in cost of goods sold of approximately $21 million. Also in 2012, we recorded a loss on intangible asset impairments of $30.6 million related to our Bloomfield reporting unit (included in the Cereal Products segment) due to the termination of certain customer relationships and reductions in sales volumes. See Note 5 and Note 7 to the Consolidated Financial Statements in Item 8 for more information.

In July 2012, the Company initiated a strategic restructuring to improve organizational effectiveness and reduce costs. The existing Frozen Bakery Products segment is expected to be largely unaffected, while the remaining reorganized business will possess leading positions across twenty food categories with superior scale and capability in sales, marketing, research and development and operations. As a result of this strategic initiative, the Company expects to generate annual pre-tax cost savings of approximately $26 to $31 million. These initiatives are anticipated to result in one-time pre-tax costs of approximately $26 million consisting primarily of employee separation and related expenses, including $13.4 million recorded in 2012. Ralcorp expects to complete the strategic restructuring in 2014. See Note 7 to the Consolidated Financial Statements in Item 8.

The following table summarizes key data that we believe are important for you to consider as you read the consolidated results analysis discussions below. In addition, please refer to Note 19 in Item 8 for data regarding net sales and profit contribution by segment.

	Year Ended September 30,
(dollars in millions, except per share data)	2012	% Change	2011	% Change	2010
Net Sales	$4,322.2	14%	$3,787.2	24%	$3,061.0
Gross Profit	866.7	10%	791.2	25%	633.9
Operating Profit	273.1	-16%	326.2	47%	221.4
Net Earnings from Continuing Operations	57.6	-54%	126.3	67%	75.6
Net Earnings (Loss)	73.4	-130%	(241.2)	-216%	208.8
Diluted Earnings per Share (EPS) from Continuing Operations	$1.03	-54%	$2.26	67%	$1.35
Adjusted Diluted Earnings per Share (1)	$2.97	11%	$2.67	34%	$1.99

(1)Reconciliation to Diluted EPS from Continuing Operations:
Adjusted Diluted EPS from Continuing Operations	$2.97		$2.67		$1.99
Adjustments for economic hedges	.01		(.25)		—
Abnormal inventory losses	(.03)		—		—
Merger and integration costs	(.12)		(.02)		(.29)
Financial statement restatement costs	(.02)		—		—
Accelerated depreciation and amortization	(.07)		(.06)		—
Impairment of intangible assets	(.35)		—		(.23)
Provision for legal settlement	(.07)		(.03)		(.09)
Restructuring costs	(.15)		—		—
Amounts related to plant closures	(.27)		(.05)		(.03)
Loss on investment in Post	(.87)		—		—

Diluted Earnings per Share from Continuing Operations	$1.03		$2.26		$1.35

Summary of 2012 Compared to 2011

Net sales, which increased 14% to $4,322.2 in 2012, were positively impacted by acquisitions and higher net selling prices, offset partially by a decline in base business volume. The positive financial impact from higher net sales was partially offset by higher raw materials costs, which negatively impacted gross profit and operating profit margins. In addition to these items, diluted earnings per share from continuing operations for 2012 was impacted by the loss on investment in Post, intangible asset impairment charges, restructuring costs, abnormal inventory loss, accelerated depreciation and financial restatement fees, while results for both 2012 and 2011 were impacted by adjustments for amounts related to plant closures, merger and integration costs, accelerated amortization of intangible assets, provision for legal settlement, and economic hedges. Excluding these items, adjusted diluted earnings per share from continuing operations increased 11% from $2.67 to $2.97.

Summary of 2011 Compared to 2010

Financial results in 2011 benefitted from volume and sales gains when compared to 2010, fueled by acquisitions (primarily AIPC, acquired in July 2010) and base-business sales growth. Diluted earnings per share from continuing operations for 2011 and 2010 were impacted by adjustments for economic hedges, accelerated amortization of intangible assets (2011 only), amounts related to plant closures, provision for legal settlement, and merger and integration costs. Excluding these items, adjusted diluted earnings per share from continuing operations increased 34% to $2.67 as the Company benefited from acquisitions and higher overall base-business sales. Partially offsetting these gains were significantly higher raw material costs and higher intangible asset amortization expense associated with acquisitions.

Net Sales

2012 Compared to 2011

	Year Ended September 30,
(dollars in millions)	2012	2011	% Change
Base-business Net Sales	$3,964.9	$3,787.2	5%
Net sales from recent acquisitions excluded from base-business net sales:
Refrigerated Dough (October 3, 2011)	312.5	—	8%
Annoni (December 28, 2011)	8.7		0%
Petri (May 22, 2012)	24.6	—	1%
Gelit (June 17, 2012)	11.5	—	0%

Net Sales	$4,322.2	$3,787.2	14%

Net sales increased $535.0 million or 14% in 2012 as compared to 2011, primarily as a result of recent acquisitions, which added $357.3 million of sales in 2012, including $312.5 million from Refrigerated Dough. Excluding acquisitions, base business net sales increased 5% as significantly higher net selling prices more than offset a 4% decline in base business volumes. Net pricing in many of our product categories increased as commodity costs rose significantly during the year, with price increases accounting for approximately $288.6 million of the net sales increase. Volumes overall were adversely impacted by higher net selling prices, as consumer demand declined for several of our product categories due to the significance of the increase in shelf prices at retailers, most notably for nuts, peanut butter and pasta. We further describe these and other factors affecting net sales in the segment discussions below.

2011 Compared to 2010

	Year Ended September 30,
(dollars in millions)	2011	2010	% Change
Base-business Net Sales	$3,231.7	$3,061.0	6%
Net sales from recent acquisitions excluded from base-business net sales:
AIPC (July 27, 2010)	463.3	—	15%
Other fiscal 2010 acquisitions	92.2	—	3%

Net Sales	$3,787.2	$3,061.0	24%

Net sales increased $726.2 million or 24% as compared to 2010, primarily as a result of acquisitions completed during fiscal 2010, which added $555.5 million of net sales in 2011. Excluding acquisitions, base-business net sales increased 6% as higher net selling prices more than offset a 1% decline in overall volumes. Net pricing in many of our product categories increased as commodity costs rose significantly during the year. We further describe these and other factors affecting net sales in the segment discussions below.

Margins

	Year Ended September 30,
(% of net sales)	2012	2011	2010
Gross Profit	20.1%	20.9%	20.7%
Selling, general and administrative expenses	-10.2%	-10.3%	-10.4%
Amortization of intangible assets	-2.0%	-1.7%	-1.2%
Impairment of intangible assets	-.7%	—	-.7%
Other operating expenses, net	-.9%	-.3%	-1.2%

Operating Profit	6.3%	8.6%	7.2%

Adjusted Gross Profit	20.2%	21.5%	20.8%
Adjustments for economic hedges	—	-.6%	—
Abnormal inventory losses	-.1%	—	—
Merger and integration costs	—	—	-.1%

Gross Profit	20.1%	20.9%	20.7%

Adjusted Selling, General & Administrative Expenses	-10.0%	-10.3%	-10.4%
Merger and integration costs	-.1%	—	—
Restructuring costs	-.1%	—	—

Selling, General & Administrative Expenses	-10.2%	-10.3%	-10.4%

Adjusted Operating Profit	8.3%	9.6%	9.0%
Adjustments for economic hedges	—	-.6%	—
Abnormal inventory losses	-.1%	—	—
Accelerated depreciation and amortization	-.1%	-.1%	—
Merger and integration costs	-.2%	-.1%	-.8%
Impairment of intangible assets	-.7%	—	-.7%
Provision for legal settlement	-.1%	-.1%	-.2%
Restructuring costs	-.3%	—	—
Amounts related to plant closures	-.5%	-.1%	-.1%

Operating Profit	6.3%	8.6%	7.2%

2012 Compared to 2011

Gross profit margins declined from 20.9% in 2011 to 20.1% in 2012. In 2012, gross profit margins were positively impacted by $.6 million of net adjustments for economic hedges and negatively impacted by the abnormal inventory loss of $2.8 million, a $1.6 million purchase accounting inventory adjustment related to the Refrigerated Dough acquisition, and $1.6 million related to accelerated depreciation on machinery and equipment. In 2011, gross profit margins were negatively impacted by $21.8 million of net adjustments for economic hedges. Excluding the effect of these items, adjusted gross profit margin decreased from 21.5% in 2011 to 20.2% in 2012. This overall decrease is primarily due to significantly higher commodity prices for many of our product categories and increased freight costs, which added approximately $313.2 million of combined cost and reduced gross profit margins by approximately 160 basis points from 2011. Gross profit margins were also negatively impacted by manufacturing inefficiencies (approximately $19 million) at our Bloomfield Bakers facility (included in Cereal Products segment). Partially offsetting these declines were the positive impact of our 2012 acquisitions, and in particular Refrigerated Dough, which has a higher gross profit margin profile than our base business, and improved the gross profit margin by approximately 50 basis points.

Selling, general and administrative expenses (“SG&A”) as a percentage of net sales declined from 10.3% in 2011 to 10.2% in 2012. SG&A was negatively impacted by merger and integration costs of $4.2 million and $.6 million in 2012 and 2011, respectively, and restructuring charges of $2.3 million in 2012. Excluding these items, adjusted SG&A as a percentage of sales declined from 10.3% to 10.0%. Adjusted SG&A as a percentage of sales was positively impacted by higher net selling prices, lower overall incentive compensation expense, favorable foreign exchange, and lower costs for our captive insurance company. Partially offsetting these favorable impacts were increased marketing and distribution costs in the Cereal Products and Frozen Bakery Products segments and higher information technology costs.

Amortization expense is mostly attributable to intangible assets obtained through acquisitions, including customer relationships and trademarks. Total amortization expense for the current year was $82.3 million compared to $65.6 million last year. The increase is primarily due to our 2012 acquisitions, and most notably Refrigerated Dough. Acquisition related amortization expense was $76.0 million and $58.0 million for 2012 and 2011, respectively. In addition, 2012 and 2011 includes accelerated amortization expense of $4.6 million and $5.0 million, respectively, for a customer relationship intangible asset due to a shortened estimate of the remaining useful life of the relationship.

Overall operating profit margins decreased from 8.6% in 2011 to 6.3% in 2012. The operating profit margin was affected in both years by amounts related to plant closures, merger and integration costs, provision for legal settlement, accelerated amortization, and by adjustments for economic hedges. Operating margins in 2012 were impacted by impairments of intangible assets, restructuring costs, abnormal inventory losses, accelerated depreciation, and financial statement restatement fees. See additional discussions of many of these items below. Excluding the effects of these items, adjusted operating profit margins decreased from 9.6% to 8.3%.

2011 Compared to 2010

Gross profit margins were 20.9% in 2011, up slightly from 20.7% recorded in 2010. Gross profit margins were adversely impacted by $21.8 million of net adjustments for economic hedges and, in 2010, a $3.9 million purchase accounting inventory adjustment related to AIPC. Excluding the effect of these items, our adjusted gross profit margin increased from 20.8% in 2010 to 21.5% in 2011. This overall increase is primarily due to higher gross profit margins for the Frozen Bakery Products segment, where net selling price increases outpaced rising commodity costs in the current year in response to anticipated additional raw material cost increases in 2012. The Company also benefited from an additional ten months of results from the higher-margin pasta business. These increases were partially offset by decreased gross profit margins in the Cereal Products and Snacks, Sauces & Spreads segments, where the effect of higher commodity costs exceeded the benefit of higher net selling prices.

SG&A as a percentage of net sales declined from 10.4% in 2010 to 10.2% in 2011. SG&A was positively impacted by higher net selling prices, lower operating expenses for Snacks, Sauces and Spreads (incentive compensation and advertising costs), and lower information systems project related costs. Partially offsetting these favorable impacts were higher incentive compensation expense (including cash-based incentive compensation, stock-based compensation, and mark-to-market adjustments for stock-based deferred compensation), unfavorable foreign exchange rates in Canada, and increased insurance reserves at our wholly owned insurance subsidiary associated with a supplier quality issue.

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

Overall operating profit margins increased from 7.2% in 2010 to 8.6% in 2011. The operating profit margin was affected in both years by merger and integration costs (particularly in the 2010), provision for legal settlement, and costs related to plant closures, in 2010 by an impairment of intangible assets, and in 2011 by adjustments for economic hedges and accelerated amortization of intangible assets. See additional discussions of many of these items below. Excluding the effects of these items, adjusted operating profit margins increased from 9.0% to 9.6%.

Adjustments for Economic Hedges

Certain derivative contracts do not qualify for cash flow hedge accounting but are used as economic hedges of our exposure to changes in commodity costs. Realized and unrealized gains and losses on such contracts are recognized at a corporate level in earnings but not allocated to affect segment profit until the hedged exposure affects earnings. In 2012, net mark-to-market adjustments on such derivatives and reclassifications to segment operating profit resulted in a net gain adjustment for economic hedges of $.6 million. In 2011, the corresponding net loss adjustment for economic hedges was $21.8 million. There were no such derivative contracts during 2010. These amounts are included in cost of goods sold in the statement of operations.

Abnormal Inventory Losses

Fiscal 2012 includes $2.8 million in losses related to inventory on hand that has or will be disposed of due to a product quality issue. The amount is included in cost of goods sold in the statement of operations.

Merger and Integration Costs

During the years ended September 30, 2012, 2011 and 2010, Ralcorp recorded approximately $10.4 million, $2.5 million and $25.4 million, respectively of expenses related to acquisition activity. In 2012 and 2011, those costs relate primarily to the Refrigerated Dough acquisition, including professional service fees (both in 2012 and 2011) and a one-time finished goods inventory revaluation adjustment recorded in the first quarter of 2012. In 2010, those expenses included professional services fees and a one-time finished goods inventory revaluation adjustment related to the AIPC transaction, and severance costs related to all four 2010 acquisitions.

These merger and integration costs were included in the statements of operations as follows:

	2012	2011	2010
Cost of goods sold	$1.6	$—	$3.9
Selling, general and administrative expenses	4.2	.6	—
Other operating expenses, net	4.6	1.9	21.5

	$10.4	$2.5	$25.4

Financial Statement Restatement Fees

In the second half of 2012, we incurred professional service fees of approximately $1.5 million primarily related to the restatement of our 2011 financial statements, which were filed (as amended) in September 2012. These amounts are included in selling, general and administrative expense in the statement of operations.

Impairment of Intangible Assets

During the fourth quarter of 2012, we recorded a non-cash impairment charge of $30.6 million related to intangible assets in the Cereal Products segment. The charge consisted of a goodwill impairment of $28.5 million and a customer relationship impairment of $2.1 million related to our Bloomfield Bakers reporting unit. In the fourth quarter, a new management team over the Bloomfield business was named, which initiated a comprehensive business review. Their review resulted in rationalizing the customer base to maximize profitability and ultimately resulted in terminating relationships with several customers. These decisions, as well as reduced expectations for how quickly revenue could be replaced from lost customers, resulted in lowering the financial outlook for the business. Due to these reduced expectations, the fair value of the business was reduced resulting in the goodwill impairment. In addition, specific customer relationship intangible assets became impaired because the relationships were terminated in the fourth quarter.

During the second quarter of 2010, we recorded a non-cash goodwill impairment charge of $20.5 million in the Snacks, Sauces & Spreads segment related to the Linette (chocolate) reporting unit. The impairment resulted from reduced sales to a major customer, the inability to quickly replace the lost volume (including a decision by a major retailer to delay potential new product offerings), and changes in anticipated ingredient cost trends, leading to shortfalls in earnings before interest, income taxes, depreciation and amortization relative to forecasts.

See further discussion of impairments under “Critical Accounting Policies and Estimates” below and in Note 1 and Note 5 to the financial statements included in Item 8.

Provision for Legal Settlement

Two subsidiaries of the Company’s Cereal Product segment are subject to three lawsuits brought by former employees alleging, among other things, that employees did not receive statutorily mandated meal breaks resulting in incorrect payment of wages, inaccurate wage statements, unpaid overtime and incorrect payments to terminated employees. In April 2012, the Company, plaintiffs and a third party staffing agency formerly used by the Company agreed to the terms of a proposed settlement with respect to these suits. The Company accrued $4.4 million related to the proposed settlement during the quarter ended March 31, 2012.

In the fourth quarter of 2012, the company accrued $1.8 million for legal claims primarily related to the Bloomfield business.

In addition, we recorded a charge of $2.5 million and $7.5 million during 2011 and 2010, respectively in connection with the settlement of certain contractual claims by a customer in the Cereal Products segment. Those claims arose primarily as a result of the customer’s recall of certain peanut-butter-based products in January 2009 stemming from the U.S. Food and Drug Administration and other authorities’ investigation of Peanut Corporation of America, which supplied us with peanut paste and other ingredients. In January 2011, Ralcorp resolved all pending contractual and other claims, resulting in a payment by the Company of $5.0 million and an obligation to pay an additional $5.0 million, subject to the customer’s completion of certain contractual obligations through February 2013.

Amounts recorded for provision for legal settlement are included in “Other operating expenses, net” on the statement of operations. For more information on the provision for legal settlement refer to Note 15 in Item 8.

Restructuring Costs

In July, 2012, Ralcorp initiated a strategic restructuring to improve organizational effectiveness and reduce costs. These initiatives are anticipated to result in one-time pre-tax costs of approximately $26 million consisting of employee separation and related expenses. Ralcorp recorded $13.4 million of expenses related to restructuring activities in the fourth quarter of 2012. Of the $13.4 million recorded, $2.3 million is included in “Selling, general and administrative expenses,” and $11.1 million is included in “Other operating expenses, net.” See Note 7 to the financial statements included in Item 8 for more information.

Amounts Related to Plant Closures

During 2012 and 2011, Ralcorp recorded $23.6 million and $4.1 million, respectively, of expenses related to plant closures. In 2012, those costs related primarily to the closing of the Poteau, Oklahoma facility of the Snacks, Sauces & Spreads segment, the Los Alamitos, California facility of the Cereal Products segment, and one of the Delta, British Columbia facilities of the Frozen Bakery Products segment. In 2011, these costs related primarily to the closing of the Richmond Hill, Ontario facility of the Frozen Bakery Products segment. The costs in both 2012 and 2011 included losses on property and employee termination costs. All costs related to plant closures are included in “Other operating expenses, net.” See Note 7 to the financial statements included in Item 8 for more information.

Loss on Investment in Post

We retained a 19.7% ownership interest in Post Holdings, Inc. in conjunction with the Spin-Off. During the fourth quarter of 2012, we entered into a short-term borrowing and a debt exchange agreement which facilitated the tax-free disposition of 100% of our investment in Post stock, resulting in net cash received of $198.3 million and a net loss of $48.9 million. The loss was recorded in the statement of operations as “Loss on investment in Post.” See Note 14 to the financial statements included in Item 8 for more information.

Interest Expense, Net

Net interest expense decreased $6.5 to $127.5 million in 2012. The decrease was due to a $168.5 million decrease in our weighted-average outstanding borrowings compared to the year ended September 30, 2011. The overall reduction in outstanding debt was due to using proceeds received from the Spin-Off, which generated cash proceeds of $900 million, including paying off debt incurred with the acquisition of Refrigerated Dough. The weighted-average interest rate on all of the Company’s outstanding debt was 5.6% at the end of 2012.

Net interest expense increased $26.2 million, to $134.0 million in 2011. The increase is due to a $677.2 million increase in our weighted-average outstanding borrowings compared to fiscal, 2010. The weighted-average interest rate on all of the Company’s outstanding debt was 5.5% at the end of 2011.

Income Taxes

Income taxes on continuing operations for fiscal 2012 decreased $26.8 million from 2011, driven primarily by lower earnings. Our blended effective tax rate for fiscal 2012 was 40.4% compared to 34.3% for fiscal 2011. The higher rate for fiscal 2012 was mainly driven by the $48.9 million loss on investment in Post, which is not tax deductible. Excluding this item, our overall tax rate for fiscal 2012 was approximately 26.9%, driven by lower deferred tax rates due to recently enacted state tax rate reductions and adjustments to reduce the Company’s deferred tax rates excluding Post. The rate for both years was reduced by the effects of adjustments to current and deferred income tax assets and liabilities to revise the estimates previously recorded to the actual amounts per subsequent tax return filings for the prior year. We currently expect our fiscal 2013 overall effective tax rate to be approximately 34.75%.

Income taxes for fiscal 2011 increased $27.9 million, or 73%, from 2010, driven primarily by higher earnings from acquisitions. Our blended effective tax rate for fiscal 2011 was 34.3% compared to 33.5% for fiscal 2010. The rate for both years was reduced by the effects of adjustments to current and deferred income tax assets and liabilities to revise the estimates previously recorded to the actual amounts per subsequent tax return filings for the prior year, including the effects of lower than anticipated effective state rates. In addition, for fiscal 2011, the federal “Domestic Production Activities Deduction” established by the American Jobs Creation Act of 2004 increased from 6% to 9% of qualifying taxable income. The effect of that increase was a reduction in our federal effective rate of approximately 1 percentage point.

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

•

Base-business net sales, as reported herein, has been adjusted to exclude current year sales attributable to recently acquired businesses for the period corresponding to the pre-acquisition period of the comparative period of the prior year. For each acquired business, the excluded period starts at the beginning of the most recent fiscal year being compared and ends one year after the acquisition date. The Company has included financial measures for the base business (such as sales growth) because they provide useful and comparable trend information regarding the results of our businesses without the effect of the timing of acquisitions.

•

Adjusted diluted earnings per share is an additional measure to help investors compare the earnings generated by operations between periods, without the effects of intangible asset impairments, loss on investment in Post, accelerated amortization and depreciation (if any), adjustments for economic hedges, provision for legal settlement, merger and integration costs, amounts related to plant closures, restructuring costs, abnormal inventory losses and financial statement restatement fees.

•

Adjusted gross profit (as a percentage of net sales) is an additional measure to help investors compare gross margins between periods, without the effects of adjustments for economic hedges, merger and integration costs, accelerated depreciation, and acquired inventory valuation adjustments (if any).

•

Adjusted selling, general & administrative expenses (as a percentage of net sales) is an additional measure to help investors compare these expenses between periods, without the effects of merger and integration costs, restructuring costs, and financial statement restatement fees.

•

Adjusted operating profit (as a percentage of net sales) is an additional measure to help investors compare operating margins between periods, without the effects of intangible asset impairments, accelerated amortization and depreciation, adjustments for economic hedges, provision for legal settlement, merger and integration costs, amounts related to plant closures, abnormal inventory losses, financial statement restatement fees, and restructuring costs.

Segment Results

	Year Ended September 30,
(pounds in millions)	2012	% Change	2011	% Change	2010
Sales Volume
Cereal Products	497.2	-6%	529.0	0%	527.3
Snacks, Sauces & Spreads	1,283.2	-3%	1,329.5	1%	1,315.2
Frozen Bakery Products	915.6	35%	678.2	4%	652.4
Pasta	849.2	0%	848.1	n/a	160.1

Total Sales Volume	3,545.2	5%	3,384.8	27%	2,655.0

(dollars in millions)
Net Sales
Cereal Products	$835.6	0%	$838.5	5%	$799.7
Snacks, Sauces & Spreads	1,750.7	9%	1,602.7	10%	1,461.6
Frozen Bakery Products	1,104.7	44%	768.6	10%	698.3
Pasta	631.2	9%	577.4	n/a	101.4

Total Net Sales	$4,322.2	14%	$3,787.2	24%	$3,061.0

Segment Profit
Cereal Products	$73.9	-14%	$86.3	-4%	$90.3
Snacks, Sauces & Spreads	140.4	4%	135.5	-11%	152.6
Frozen Bakery Products	111.5	27%	88.0	9%	80.8
Pasta	100.4	-20%	126.1	n/a	21.6

Total Segment Profit	$426.2	-2%	$435.9	26%	$345.3

Segment Profit Margin
Cereal Products	9%		10%		11%
Snacks, Sauces & Spreads	8%		8%		10%
Frozen Bakery Products	10%		11%		12%
Pasta	16%		22%		n/a
Total Segment Profit Margin	10%		12%		11%

Cereal Products

Volume changes were as follows:

	Sales Volume Change from Prior Year
	2012	2011
Private-brand ready-to-eat cereal	0%	-2%
Nutritional bars	-22%	12%
Hot cereal	-2%	-1%
Other minor categories	-11%	-2%
Total	-6%	0%

2012 Compared to 2011

Net sales in the Cereal Product segment were $835.6 million in 2012, a decline of $2.9 million as compared to 2011, as higher net selling prices were more than offset by lower sales volumes and negative product mix. Higher net selling prices were in response to rising commodity costs for most product categories, and resulted in a 6% and 3% increase in net sales for ready-to-eat and hot cereals, respectively. The financial results of the Cereal Products segment were adversely impacted by the termination of a co-manufacturing arrangement within the nutritional bar product category at our Bloomfield business. This termination was due to us not reaching a long-term agreement with a significant customer at an acceptable profit margin to us. Our inability to replace this lost volume in a timely manner led to our decision to close the Los Alamitos, California production facility in March 2012. Consequently, in the second half of 2012, the operating results of the Cereal Products segment were negatively impacted due to lower production volumes and other manufacturing inefficiencies. Despite declines in the overall ready-to-eat cereal category, our ready-to-eat cereal volumes were flat compared to prior year as new products and nutritional improvements related to our “Bowlful of Change” initiative gained expanded distribution and promotional support at key customers.

Segment profit was $73.9 million, down $12.4 million, or 14%, from 2011. Segment profit was positively impacted by higher net selling prices, which more than offset a $48.1 million increase in raw material costs (corn, oats, wheat, rice, fruit and nuts) and freight, but negatively impacted by higher manufacturing costs, lower volumes, and a $2.2 million increase in selling, general and administrative cost (largely distribution related costs). The closure of the Los Alamitos plant and rescaling of manufacturing operations to a single plant in Azusa, California caused significant manufacturing inefficiencies within the Bloomfield business, especially in the second half of the year. Overall, these manufacturing inefficiencies are estimated to have reduced operating profit by approximately $19.0 million compared to 2011.

2011 Compared to 2010

Net sales in the Cereal Product segment were $838.5 million in 2011, up $38.8 million, or 5%, from the 2010, driven by strong volume growth in nutritional bars (up 12%) and improved selling prices across the segment portfolio in response to rising commodity costs. Overall ready-to-eat cereal volumes declined 2% compared to 2010, as lower volumes in the first half of 2011 were partially offset by 2% volume growth in the second half of the year, driven by strong retail promotional activity and improved overall trends for private-brand products.

Segment profit for 2011 was $86.3 million, down $4.0 million, or 4%, from 2010 as increased sales did not completely offset higher raw material costs (driven by wheat, oats, fruit, and nuts), increased production costs (primarily nutritional bars), and a slightly unfavorable product mix resulting from a shift to lower-margin nutritional bars.

Snacks, Sauces & Spreads

Base-business volume changes were as follows:

	Sales Volume Change from Prior Year
	2012	2011
Nuts	-12%	2%
Crackers	7%	0%
Cookies	4%	-6%
Peanut butter	-23%	1%
Preserves & jellies	-10%	-5%
Syrups	-7%	-9%
Chips	2%	3%
Dressings	-4%	9%
Other minor categories	-8%	-2%
Total	-5%	-2%

2012 Compared to 2011

Net sales for the Snacks, Sauces and Spreads segment increased $148.0 million, or 9%, driven by an increase in our base business of $123.4 million, or 8%, with the remaining increase attributable to the May 2012 acquisition of Petri Baking Products (“Petri”). The increase in net sales attributable to our base business was driven by a $143.4 million increase in net selling prices (in response to higher commodity costs) and favorable sales mix (shift from snack nuts to other cookies and crackers). These gains were partially offset by lower base business volumes (down 5%), as the magnitude of higher commodity prices and resulting increased shelf price for the consumer impacted several product categories, but most notably in snack nuts, peanut butter, preserves and jellies, and syrups.

Segment operating profit increased $4.9 million, or 4%, from $135.5 million in 2011 to $140.4 million in 2012. This increase was driven by higher net selling prices and positive mix (as mentioned above) offset partially by higher raw material costs (up $155.3 million, primarily cashews, peanuts, and tree nuts, but also including oils, wheat, and packaging), lower volumes, higher selling, general and administrative costs (up $5.6 million), and higher freight. These negative impacts were partially offset by incremental operating profit from Petri ($2.9 million).

2011 Compared to 2010

Net sales for the Snacks, Sauces and Spreads segment increased $141.1 million, or 10%, to $1,602.7 million in 2011. The overall increase when compared to 2010 is primarily due to increased selling prices resulting from higher raw material costs, a favorable sales mix, as well the acquisitions of J.T. Bakeries and North American Baking in May 2010, which accounted for $67.2 million of the year-over-year increase. Excluding acquisitions, net sales increased $73.9 million, as a 2% decline in volume was offset by higher net selling prices.

Segment operating profit decreased $17.1 million, or 11%, from $152.6 million in 2010 to $135.5 million in 2011. The decrease in operating profit was driven by significantly higher commodity costs (primarily cashews, peanuts, and tree nuts, but also including oils, wheat, and packaging) as well as unfavorable freight costs. These negative impacts were partially offset by improved net pricing, a favorable product mix, lower manufacturing and selling, general, and administrative costs, as well as the results from 2010 acquisitions. The favorable mix was driven by increased volumes for (higher-margin) spoonable dressings, Mexican sauces, and specialty crackers and cookies and decreased volume for (lower-margin) cashews.

Frozen Bakery Products

Base-business volume changes were as follows:

	Sales Volume Change from Prior Year
	2012	2011
In-store bakery (ISB)	-6%	-6%
Foodservice	-3%	6%
Retail	-10%	6%
Total	-3%	2%

2012 Compared to 2011

The financial results of the Frozen Bakery Products segment benefitted from the October 2011 Refrigerated Dough acquisition, which drove record net sales and operating profit for the segment in 2012. Net sales increased $336.1 million or 44% compared to prior year, with Refrigerated Dough contributing $312.5 million to this increase. Excluding the acquisition, net sales increased 3%, as driven by higher net selling prices (up $32.3 million in reaction to higher commodity prices) and positive sales mix, offset partially by a 3% decline in base business volume. The overall volume decrease is attributable to lower volumes for the in-store bakery (notably artisan bread) and retail channels offset partially by new food service product offerings. Volumes for griddle products in the retail channel were impacted by aggressive pricing from both branded and private label competitors, which resulted in higher trade spending in 2012.

Segment operating profit increased $23.5 million, or 27%, to $111.5 million in 2012, including incremental operating profit of $35.8 million from Refrigerated Dough. Excluding the acquisition, operating profit declined $12.3 million, or 14%. The overall decline in operating profit was driven by increases in net selling prices not fully offsetting higher raw material costs (up $34.7 million, primarily due to flour, oils, nuts and sweeteners). Other factors negatively impacting earnings include lower base business volume, unfavorable freight costs, higher research and development costs, and unfavorable foreign exchange.

2011 Compared to 2010

Net sales of the Frozen Bakery Products segment increased $70.3 million, or 10%, when compared to 2010. The overall increase is attributable to volume gains in foodservice, retail griddle products, and in-store bakery cakes, as well as higher pricing to cover commodity cost increases and incremental sales from the June 2010 acquisition of Sepp’s Gourmet Foods Ltd., which added $25.0 million in sales. These gains were partially offset by the effects of volume declines in the in-store bakery channel, frozen dough, and bread. Strong sales growth in the retail channel was fueled by new griddle products distributed through two major retailers. Foodservice sales benefited from a new product for a major restaurant chain and volume growth at food distributers.

Segment operating profit increased $7.2 million, or 9%, to $88.0 million in 2011 as a result of new business volume, increased net selling prices, incremental results from the 2010 acquisition of Sepp’s Gourmet Foods Ltd. (which accounted for $2.3 million of the increase), and lower supply chain and general and administrative costs.

These favorable impacts were offset by higher raw material (primarily flour, oil, dairy and sweeteners), freight, and warehousing costs as well as an $8.1 million unfavorable effect of foreign exchange rate changes.

Pasta

Base-business volume changes were as follows:

	Sales Volume Change from Prior Year
	2012	2011
Retail	-1%	n/a
Institutional	-4%	n/a
Total	-2%	n/a

2012 Compared to 2011

Net sales of the Pasta segment increased $53.8 million, or 9%, in 2012 versus 2011, as incremental sales from acquisitions and higher net selling prices were partially offset by lower sales volumes. Net sales increased $20.2 million in 2012 resulting from the December 2011 acquisition of Annoni, a pasta manufacturer located in Bergamo, Italy, and the June 2012 acquisition of Gelit, a leading producer of private-brand, frozen ready meals, located in Cisterna di Latina. Excluding acquisitions, base business net sales increased 6%, as driven by higher net selling prices in response to higher input costs partially offset by a 2% decline in base business volume. Base business volumes declined due to a 4% decrease in institutional volumes (including our lower margin ingredient products) as well as a 1% decline in retail volumes, as single digit volumetric declines for domestic and private label products were partially offset by a 3% volume gain for branded products. Volume trends in the pasta category were lower overall in 2012, as higher input costs resulted in higher shelf prices to consumers.

Segment operating profit decreased $25.7 million, or 20%, to $100.4 million in 2012, as significantly higher raw materials costs and lower volumes were not able to be fully offset by higher net selling prices. Raw material costs increased $70.2 million compared to 2011 behind significantly higher durum and semolina wheat prices, the primary ingredients for making pasta. Lower selling, general and administrative costs (primarily lower incentive compensation) and freight helped partially offset the impact of higher raw material costs.

2011 Compared to 2010

Ralcorp acquired American Italian Pasta Company (AIPC) on July 27, 2010. Net sales in 2011 were up $476.0 million from 2010 primarily due to ten additional months of results in 2011 compared to 2010. Comparing only the corresponding two-month periods of each year, base-business net sales increased 13% due to higher net selling prices (in response to rising raw material costs) which more than offset a 4% base-business volume decline. Retail sales volume was down 3% due to declines in domestic and international private-brand products as well as branded products. Last year, AIPC exited certain geographic markets where the brands were underperforming the market and shifted focus to private-brand products. Institutional volumes declined 8%, primarily as a result of lower ingredient sales (which have a significantly lower margin than other sales categories). For the full year ended September 30, 2011 compared to the full year ended September 30, 2010 (including the pre-acquisition period), net sales were up 2% despite 3% lower volumes due to improved net selling prices.

Segment profit was up $104.5 million, primarily due to the additional ten months of results 2011 compared to the prior year. For the comparable two-month periods of each year, base-business segment profit increased 20% driven by improved net selling prices (compensating for increased raw material costs), lower freight costs, and lower manufacturing costs, partially offset by significantly higher raw material costs (primarily durum and semolina wheat).

Discontinued Operations

As a result of the separation of the Post brand cereals business, the financial results for the Post cereals business (previously the Branded Cereal Products segment) are now included in results from discontinued operations.

2012 Compared to 2011

The separation of Post cereals was completed on February 3, 2012. Net earnings from discontinued operations were $15.8 million compared to a net loss of $367.5 million in the same period last year. Results for 2012 include eight fewer months compared to 2011 and were negatively impacted by separation costs (mostly professional service fees) of approximately $16.3 million, while 2011 was negatively impacted by non-cash intangible asset impairment charges of $557.5 million. Additionally, results for 2012 were negatively impacted by increased marketing investments, higher raw material costs (driven by wheat, nuts, and corn), unfavorable manufacturing expenses (due to the negative impact of lower production volumes on plant utilization and fixed cost absorption), and lower volumes. These unfavorable variances were partially offset by increased net pricing and favorable warehouse and broker expenses.

2011 Compared to 2010

Net earnings (loss) from discontinued operations, net of taxes declined significantly from 2010 due primarily to recording non-cash impairment charges totaling $557.5 million related to intangible assets (goodwill and trademarks) during 2011. In the third quarter of 2011, a non-cash trademark impairment charge of $32.1 million was recognized related to the Post Shredded Wheat and Grape-Nuts brands. In the fourth quarter of 2011, we recorded additional non-cash impairment charges totaling $525.4 million related to intangible assets. These charges consisted of a goodwill impairment of $418.8 million and trademark impairment charges of $106.6 million (primarily related to the Honey Bunches of Oats, Post Selects, and Post trademarks). Additional factors adversely impacting net earnings in 2011 when compared to 2010 include reduced volumes (down 10%), increased advertising and consumer spending, higher raw material costs (driven by nuts, sugar, wheat, corn and packaging), separation costs, and unfavorable manufacturing expense (due to the negative impact of lower production volumes on plant utilization and fixed cost absorption). These unfavorable variances were partially offset by favorable net pricing.

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

	Year Ended September 30,
(dollars in millions)	2012	2011	2010
Cash provided by operating activities - continuing operations	$316.6	$320.4	$120.7
Cash provided by operating activities - discontinued operations	40.0	185.3	181.2

Net cash provided by operating activities	356.6	505.7	301.9

Cash used in investing activities - continuing operations	(847.7)	(124.1)	(1,414.2)
Cash used in investing activities - discontinued operations	(13.9)	(14.7)	(24.2)

Net cash used in investing activities	(861.6)	(138.8)	(1,438.4)

Cash (used) provided by financing activities - continuing operations	(139.4)	(344.5)	881.5
Cash provided by financing activities - discontinued operations	900.0	—	—

Net cash (used) provided by financing activities	760.6	(344.5)	881.5

Effect of exchange rate changes on cash and cash equivalents	1.9	(1.7)	1.5

Net increase (decrease) in cash and cash equivalents	$257.5	$20.7	$(253.5)

	September 30,
(dollars in millions)	2012	2011
Cash and cash equivalents	$307.5	$50.0
Working capital (1)	$372.9	$332.9
Notes payable to banks	$41.7	$105.0
Current portion of long-term debt	$85.7	$30.7
Long-term debt excluding current portion	$1,894.1	$2,172.5

(1)	Working capital is defined as current assets (excluding cash and cash equivalents, investment in Post Holdings, Inc., and current assets of discontinued operations) less accounts payable and other current liabilities (excluding liabilities of discontinued operations).

Our 2012 capital structure was significantly impacted by the Spin-Off, which provided cash proceeds of $900 million. As more fully discussed below, we used the proceeds from this transaction, along with cash from operations, to fund the acquisition of certain strategic and synergistic businesses, reduce our debt obligations, invest in our existing plants to increase their effectiveness and efficiency, repurchase 510,000 shares of common stock into treasury and fund general working capital requirements. Total debt, comprised of short and long-term amounts due various financial institutions, was $2,021.5 million at September 30, 2012 or $286.7 million lower as compared to September 30, 2011. Working capital increased in 2012 predominantly due to the completion of the aforementioned acquisitions.

Liquidity remains strong at September 30, 2012 with cash and cash equivalents at $307.5 million, availability under our Accounts Receivable Securitization Agreement of $115.0 million and availability under our Revolving Credit Agreement of $300.0 million (see Note 14 to our consolidated financial statements).

Operating Activities – Continuing Operations

2012 Compared to 2011

Net cash provided by operating activities for continuing operations declined $3.8 million compared to 2011. This decrease was most significantly driven by a decrease in other current liabilities (predominantly due to cash requirements to settle certain derivative agreements), and higher cash requirements associated with our merger and integration, plant closures and other restructuring activities, as partially offset by lower tax and interest payments, lower corporate expenses, the absence of a pension contribution in 2012 ($17.5 million in 2011) and lower customer accounts receivable (excluding receivables acquired as part of business acquisitions).

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

Investing Activities – Continuing Operations

Net cash used in investing activities in 2012 was most significantly impacted by $699.1 million in net cash used for the acquisitions of Refrigerated Dough, Pastificio Annoni S.p.A., Petri Baking Products, Inc. and Gelit S.r.l. The Refrigerated Dough acquisition was financed through debt, which was fully repaid using proceeds received from the separation of the Post cereals business. The remaining 2012 acquisitions were funded with cash on hand. The 2010 transactions were largely financed with debt, though $100 million was funded with cash on hand. See Note 4 in Item 8 for more information about these acquisitions.

Capital expenditures were $159.8 million, $126.4 million, and $104.7 million in years 2012, 2011, and 2010, respectively. Expenditures in these three years included information systems projects and special projects at the recently acquired businesses, as well as systems conversion costs for some of our other businesses. The increase in capital expenditures in 2012 is in support of our previously announced accelerated capital reduction program. Capital expenditures for 2013 are expected to be $220-$240 million (including maintenance expenditures of approximately $65 million). As discussed below, we have adequate capacity under current borrowing arrangements, in addition to cash on hand, to meet these cash needs.

Financing Activities – Continuing and Discontinued Operations

Financing activities in 2012 provided cash of $760.6 million as compared to a use of cash of $344.5 million in 2011. In the second quarter of 2012, we completed the separation of the Post cereals business resulting in cash proceeds to us of $900 million. Higher cash balances, as partially generated by this transaction, were used to reduce our debt as follows: i) to fully repay a $550 million term loan, which originated in the first quarter of 2012 to fund the acquisition of Refrigerated Dough; ii) to fully repay the remaining $190 million outstanding on our 2010 Term Loan, which was originally due in 2015; and iii) to fully repay the amount outstanding on our Accounts Receivable Securitization Agreement and our Revolving Credit Agreement (see Note 14 in our consolidated financial statements for a description of each of these agreements). In the fourth quarter of 2012, we borrowed $250 million which was subsequently reduced to a balance outstanding of $40.4 million at September 30, 2012 through a cash payment of $43.3 million and an exchange of a portion of our residual shares in Post Holdings, Inc. In October 2012, our remaining Post shares were exchanged in full satisfaction of the $40.4 million outstanding at September 30, 2012. As of October 2012, we have no further ownership interest in Post Holdings, Inc. (see Note 14 in the consolidated financial statements for further information on this exchange of shares for payment of the $250 million borrowed in the fourth quarter of 2012).

In 2011, we reduced our short-term and long-term debt outstanding by $348.2 million through the principal payments of $49.7 million on certain Senior Notes and other term debt while also reducing our borrowings under various revolving credit agreements by an additional $298.5 million.

On July 26, 2010, we issued Fixed Rate Senior Notes totaling $300 million due in 2020 and Fixed Rate Senior Notes totaling $150 million due in 2039. On July 27, 2010, we entered into a $500 million credit facility maturing in 2015 and drew the full amount. In 2010, $29 million of Series B, $10.7 million of Series D, and the entire $5.6 million IRB were repaid as scheduled, and the remaining $50 million of Series G was repaid prior to its maturity date of February 2011.

In 2010, we repurchased two million shares of Ralcorp stock for $115.5 million, and the Board of Directors authorized us to repurchase up to five million additional shares. In 2011, 12,248 shares were forfeited back to the Company in satisfaction of required taxes to be withheld by federal, state, and local governments in connection with the vesting of employee restricted stock awards. In 2012, we repurchased 510,000 shares for $33.7 million and another 36,942 shares were forfeited back to the Company in satisfaction of required taxes to be withheld by federal, state, and local governments in connection with the vesting of employee restricted stock awards.

Operating and Investing Activities – Discontinued Operations

2012 Compared to 2011

Cash provided by operating activities from discontinued operations declined from $185.3 million in 2011 to $40.0 million in 2012. The decline in operating cash flows versus prior year was due to eight fewer months of operating results in 2012 compared to 2011 and was negatively impacted by Post separation costs (mostly professional service fees) of approximately $16.3 million. Cash used in investing activities consisted of capital expenditures of $13.9 million and $14.7 million in 2012 and 2011, respectively.

2011 Compared to 2010

Cash provided by operating activities from discontinued operations increased $4.1 million from $181.2 million in 2010 to $185.3 million in 2011. Working capital increased $.9 million. Cash used in investing activities consisted of capital expenditures of $14.7 million and $24.2 million in 2011 and 2010, respectively.

Debt Covenants

Our Accounts Receivable Securitization Agreement, our Revolving Credit Facility and our Senior Notes include a number of customary covenants and events of default, including the maintenance of certain financial covenants (see Note 14 in the accompanying consolidated financial statements). The financial covenants for the measurement period ended September 30, 2012 are: (i) Interest Expense Coverage Ratio - requirement of minimum ratio comprised of EBIT or earnings before interest and taxes to consolidated interest expense); (ii) Leverage Ratio - limitation of maximum ratio comprised of Total Debt to trailing twelve-month continuing operations Adjusted EBITDA, or earnings before interest, taxes, depreciation and amortization, as adjusted for certain non-cash unusual, nonrecurring or otherwise excludable items (as more fully defined in the agreement); and (iii) Adjusted Net Worth - in no cases can our Adjusted Net Worth, as defined by the agreement, fall below a calculated minimum amount. The Company is in compliance with all debt covenants. Below is a summary of our actual performance under these financial covenants as of September 30, 2012, along with a summary of the contractual financial covenants for 2013.

	September 30,		December 31,	March 31,	June 30,	September 30,
	2012		2012	2013	2013	2013
	Actual	Covenant	Covenant	Covenant	Covenant	Covenant
Min. Int. Exp. Coverage (1)	2.75	2.75	2.75	2.75	2.75	2.75
Max. Leverage Ratio (2)	3.48	3.75	3.75	3.75	3.75	3.75
Min. Adjusted Net Worth	$1,954.8	$1,511.9	$1,511.9	$1,511.9	$1,511.9	$1,511.9

(1)	On November 27, 2012, we entered into a waiver and amendment to our Accounts Receivable Securitization Agreement and our Revolving Credit Facility, each of which had an outstanding balance of zero at September 30, 2012, due to our failure to achieve a minimum Interest Expense Coverage Ratio of 3.00 for the quarter ended September 30, 2012. Among other things, the amendment reduced the minimum Interest Expense Coverage Ratio to 2.75 for all future measurement periods. The minimum Interest Expense Coverage Ratio related to our Senior Notes was unchanged at 2.75.
(2)	The Senior Notes allow us to exceed 3.5 up to a ceiling of 3.75, with a corresponding increase in our interest cost of 50 bps, for a maximum of four consecutive quarters only, with the requirement thereafter of the ratio returning to a level below 3.50 for at least two quarters.

Contractual Obligations

In the normal course of business, we enter into contracts and commitments which obligate us to make payments in the future. The table below sets forth our significant future obligations by time period as of September 30, 2012.

		Less Than	1 - 3	3 - 5	More Than
(dollars in millions)	Total	1 Year	Years	Years	5 Years
Long-term debt obligations (a)	$3,351.7	$208.1	$328.5	$354.2	$2,460.9
Operating lease obligations (b)	68.7	10.3	19.2	14.4	24.8
Purchase obligations (c)	964.0	569.5	394.5	—	—
Deferred compensation obligations (d)	32.5	4.5	9.7	6.3	12.0
Benefit obligations (e)	315.0	13.9	29.6	32.6	238.9
Unrecognized tax benefits (f)	6.5	1.3	5.2	—	—

Total	$4,738.4	$807.6	$786.7	$407.5	$2,736.6

(a)	Long-term debt obligations include principal payments and interest payments based on interest rates at September 30, 2012. See Note 14 in Item 8 for details.
(b)	Operating lease obligations consist of minimum rental payments under noncancelable operating leases, as shown in Note 15 in Item 8.
(c)	Purchase obligations are legally binding agreements to purchase goods or services that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.
(d)	Deferred compensation obligations have been allocated to time periods based on existing payment plans for terminated employees and the estimated timing of distributions to current employees based on age.
(e)	Benefit obligations consist of future payments related to pension and other postretirement benefits as estimated by an actuarial valuation.
(f)	Unrecognized tax benefits for uncertain tax positions and related accrued interest have been allocated to time periods based on the estimated timing of resolution with the taxing authority.

INFLATION

While we recognize that inflationary pressures have had an adverse effect on the Company through higher raw material and fuel costs, as discussed above, it is our view that inflation has not had a material adverse impact on operations in the three years ended September 30, 2012, but could have a material impact in the future if inflation rates were to significantly exceed our ability to achieve price increases.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The following discussion is presented pursuant to the United States Securities and Exchange Commission’s Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies.” The policies below are both important to the representation of the Company's financial condition and results and require management’s most difficult, subjective or complex judgments.

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

Revenue Recognition

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

Long-lived Assets and Indefinite-lived Intangible Assets

We review long-lived assets, including leasehold improvements, property and equipment, and amortized intangible assets for impairment whenever events or changes in business circumstances indicate that the carrying amount of the assets may not be fully recoverable. Long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value less the cost to sell. During the fourth quarter of 2012, we recorded an impairment charge of $2.1 million related to customer relationship intangible assets in our Cereal Products segment. During the fourth quarter, it was determined that our business relationships with two customers were ending, and since we concluded that there was no future economic benefit related to these intangible assets, an impairment charge was recorded.

The carrying values of our indefinite-lived intangible assets, which are comprised of trademarks, are tested annually for impairment in the fourth quarter of each year following the annual budgeting process, and on an interim basis if events or circumstances warrant it. In the fourth quarter of 2012, we elected to early adopt ASU No. 2012-02, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment. ASU No. 2012-02 permits entities to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. Entities are not required to calculate the fair value of an indefinite-lived intangible asset unless they determine that it is more likely than not that such asset is impaired. Prior to adoption of ASU No. 2012.02 and in instances where we are required to estimate the fair value of a trademark and compare it to its carrying value, we calculate the fair value using an income-based approach (the relief-from-royalty method), which requires significant assumptions for each brand, including estimates regarding future revenue growth, discount rates, and appropriate royalty rates. Revenue growth assumptions are based on historical trends and management’s expectations for future growth by brand. The discount rate is based on industry market data of similar companies, and includes factors such as the weighted average cost of capital, internal rate of return, and weighted average return on assets. The selected royalty rate is based on consideration of several factors for each brand, including profit levels, research of external royalty rates by third party experts, and the relative importance of each brand to the Company. The failure of the Company to achieve revenue growth rates, an increase in the discount rate, or a significant reduction in the trademark profitability and corresponding reduction in the royalty rate assumed would likely result in the recognition of a trademark impairment loss.

In the fourth quarter of 2012, we performed the qualitative assessment allowed by ASU No. 2012-02 and identified one trademark with a carrying value of $6.6 million that required further analysis. Completion of this analysis determined that no impairment loss was required as the fair value using the relief-from-royalty method exceeded the recorded carrying value by approximately 9%. In performing this calculation, we assumed a discount rate of 8.6%, a royalty rate of 7.5% and a perpetuity growth rate of 2%.

In the fourth quarter of 2011, we performed a quantitative analysis of each of our trademarks and, with the exception of trademarks subsequently reclassified to discontinued operations (see below), concluded no impairment loss was required as the fair value of each trademark exceeded the recorded carrying value. In performing this calculation, we assumed a discount rate of 10% and royalty rates ranging from 2% to 7.5%.

Discontinued operations: In the second quarter of 2011, a trademark impairment loss of $32.1 million was recognized in the financial results of the former Branded Cereal Products segment (“Post”), which are included in discontinued operations for all periods presented. An interim review of the Post trademarks for impairment was deemed necessary upon the conclusion of a financial review precipitated by the announcement this business would be separated from Ralcorp in a tax-free spin-off to Ralcorp shareholders, subsequently completed in February 2012. The impairment loss, which resulted in a reduction in the Post Shredded Wheat and Grape-Nuts trademark carrying values, was due to reductions in anticipated future revenues as driven by increased competition, lack of consumer response to advertising and promotions, and future reallocations of advertising and promotion expenditures to higher-return brands. These factors, particularly lower than expected revenues during 2011 and a decline in market share, led us to reduce our assumed royalty rates and sales growth rates for both of these brands in calculating their estimated fair value. In the fourth quarter of 2011, the branded ready-to-eat cereal category and the broader economy experienced continued weakness, which required management to identify additional strategic steps necessary to stabilize the Post business along with the competitive position of its brands. The impact of these steps was a reduction in expected net sales growth rates and profitability of certain brands in the near term. Consequently, an additional trademark impairment loss of $106.6 million was recognized in the quarter ended September 30, 2011 in discontinued operations, primarily related to the Honey Bunches of Oats, Post Selects, and Post trademarks. Holding all other assumptions constant, if the discount rate had been one-quarter percentage point higher, if the sales growth rates for each period had been one-quarter percentage point lower, or if the royalty rates had been one-quarter percentage point lower, the impairment of all Post indefinite-lived trademarks at September 30, 2011 would have been $22 million to $53 million higher. Excluding the five Post brands with related impairment charges in September 2011, each of our other material indefinite-lived trademarks included in discontinued operations had estimated fair values which exceeded their carrying values by at least 10% with the exception of the Grape-Nuts trademark which had an estimated fair value approximately equal to its carrying value. Estimating the fair value of indefinite lived trademarks for Post includes, among other things, making key assumptions for estimating revenue growth rates and profitability (and corresponding royalty rates) by brand. These assumptions are subject to a high degree of judgment and complexity.

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

Goodwill

The carrying value of goodwill, which is allocated to the Company’s reporting units, is tested annually for impairment in the fourth quarter of each year following the annual budgeting process, and on an interim basis if events or circumstances warrant it. Events or circumstances that might indicate an interim valuation is warranted include unexpected business conditions, economic factors or a sustained decline in the Company’s market capitalization below the Company’s carrying value. In the fourth quarter of 2011, we adopted ASU No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU No. 2011-08 permits entities to first assess qualitative factors to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test included in U.S. GAAP. Entities are not required to calculate the fair value of a reporting unit unless they determine that it is more likely than not that the fair value is less than the carrying amount.

In the fourth quarter of 2012, we performed the qualitative assessment allowed by ASU No. 2011-08 and identified certain adverse qualitative trends associated with our Bloomfield reporting unit that could negatively impact the fair value of the business. For all of our other reporting units, we concluded it was not necessary to apply the traditional two-step quantitative impairment test in ASC 350. Our step-one valuation of the Bloomfield reporting unit confirmed the carrying value of this reporting unit was in excess of its fair value and, therefore, a step-two valuation would be required in order to determine the amount of goodwill impairment to be recorded. Completion of the step two valuation resulted in us recording a pre-tax, non-cash impairment charge of $28.5 million for the Cereal Products segment to reduce the carrying value of goodwill. The Bloomfield reporting unit has a revised goodwill balance of $9.7 million. The Bloomfield reporting unit was impacted by the loss of a significant customer, which led to lower than expected earnings in 2012. The customer loss led to the closure of the Los Alamitos, California facility in the second quarter of 2012 and was expected to help offset the reduction in revenue. In the fourth quarter, a new management team over the Bloomfield business was named and initiated a comprehensive business review. This review resulted in rationalizing the customer base to maximize profitability and ultimately resulted in terminating relationships with certain customers. These decisions, as well as reduced expectations for how quickly revenue could be replaced from lost customers, resulted in lowering the financial outlook for the business. Due to these reduced expectations, the fair value of the business was reduced resulting in the goodwill impairment. In addition, specific customer relationship intangible assets become impaired because the relationships were terminated in the fourth quarter (see Note 1 in Item 8). In conjunction with the rescaling of the Bloomfield operations, production of certain cracker and cookie products was transferred to the Bremner reporting unit (included in Snacks, Sauces and Spreads). As a result of this decision, goodwill of $9 was transferred from the Bloomfield reporting unit to the Bremner reporting unit.

The fair value of our Bloomfield reporting unit was estimated using a combined income and market approach with a greater weighting on the income approach (75% of the calculation). The income approach is based on discounted future cash flows and requires significant assumptions, including estimates regarding future revenue, profitability, and capital requirements. The market approach (25% of the calculation) is based on a market multiple of earnings before interest, income taxes, depreciation, and amortization (“EBITDA”), which requires an estimate of appropriate multiples for this reporting unit based on market data. Furthermore, we assumed future revenue growth rates ranging from 2.3% to 15.0% with a long-term (terminal) growth rate of 2.0% and applied a discount rate of 10.5% to cash flows. Revenue growth assumptions (along with profitability and cash flow assumptions) were based on historical trends for the reporting unit and management’s expectations for future growth. The discount rate was based on industry market data of similar companies, and included factors such as the weighted average cost of capital, internal rate of return, and weighted average return on assets. For the market approach, we used a weighted average multiple of 6.5 times projected 2013 EBITDA based on industry market and other data. An unfavorable change in forecasted operating results and cash flows, an increase in discount rates based on changes in cost of capital (interest rates, etc.), or a decline in industry market EBITDA multiples may reduce the estimated fair value below the new carrying value and would likely result in the recognition of an additional goodwill impairment loss. Holding all other assumptions constant, if the net sales growth rate for all future years had been one-half percentage point lower, the discount rate had been one-half percentage point higher, or if the EBITDA multiple for 2013 had been 1 time lower (5.5 times instead of 6.5), the goodwill impairment charge at September 30, 2012 would have been approximately $2 million to $6 million higher.

In the fourth quarter of 2011, we performed the qualitative assessment allowed by ASU No. 2011-08 and, with the exception of goodwill subsequently reclassified to discontinued operations (see below), concluded it was unnecessary to perform the two-step goodwill impairment test included in U.S. GAAP.

Discontinued operations: With respect to goodwill and in applying the guidance of ASU No. 2011-08 in the fourth quarter of 2011, we identified certain adverse qualitative trends associated with Post, which we subsequently separated from Ralcorp in a tax-free spin-off to Ralcorp shareholders. Specifically, a revised business outlook of this business, as conducted by a new management team engaged in September and October 2011 in advance of the anticipated spin-off, revealed financial trends that could negatively impact the fair value of the business. Our step-one goodwill impairment analysis confirmed the carrying value of the former Branded Cereal Products segment was in excess of its fair value, which required us to perform step-two of the analysis to determine the amount of goodwill impairment to be recorded. Based on the step two analysis, we recorded a pre-tax, non-cash impairment charge of $418.8 million for Post to reduce the carrying value of goodwill to a revised balance of $1,375.2 million. In performing the calculation of fair value of this reporting unit, we assumed future revenue growth rates ranging from 0.6% to 3.3% with a long-term (terminal) growth rate of 3% and applied a discount rate of 8.5% to cash flows. Revenue growth assumptions (along with profitability and cash flow assumptions) were based on historical trends for the reporting unit and management’s expectations for future growth. The discount rate was based on industry market data of similar companies, and included factors such as the weighted average cost of capital, internal rate of return, and weighted average return on assets. For the market approach, we used a weighted average multiple of 10.0 and 8.5 times projected 2012 and 2013 EBITDA, respectively, and a multiple of 2.4 and 2.0 times projected 2012 and 2013 revenue, respectively, based on industry market data. Holding all other assumptions constant, if the net sales growth rate for all future years had been one-quarter percentage point lower or the discount rate had been one-quarter percentage point higher, the goodwill impairment charge at September 30, 2011 would have been $76 million to $122 million higher, or if the EBITDA multiple for 2012 and 2013 had been 0.5 times lower or if the revenue multiple for 2012 and 2013 had been 0.2 times lower, the impairment would have been $15 million to $24 million higher.

Assessing the fair value of goodwill includes, among other things, making key assumptions for estimating future cash flows and appropriate industry market multiples (both EBITDA and revenue). These assumptions are subject to a high degree of judgment and complexity. We make every effort to estimate future cash flows as accurately as possible with the information available at the time the forecast is developed. However, changes in the assumptions and estimates may affect the estimated fair value of goodwill, and could result in additional impairment charges in future periods. Factors that have the potential to create variances in the estimated fair value of goodwill include but are not limited to (i) fluctuations in forecasted sales volumes, which can be driven by multiple external factors affecting demand, including macroeconomic factors, competitive dynamics in the ready-to-eat cereal category, and changes in consumer preferences; (ii) consumer responsiveness to our promotional and advertising activities; (iii) product costs, particularly commodities such as wheat, corn, rice, sugar, nuts, oats, corrugated packaging and diesel, and other production costs which could negatively impact profitability; (iv) interest rate fluctuations and the overall impact of these changes on the appropriate discount rate; and (v) changes in industry and market multiples of EBITDA and revenue.

Pension Plans

Pension assets and liabilities are determined on an actuarial basis and are affected by the estimated market-related value of plan assets; estimates of the expected return on plan assets, discount rates, and future salary increases; and other assumptions inherent in these valuations. We annually review the assumptions underlying the actuarial calculations and make changes to these assumptions, based on current market conditions and historical trends, as necessary. Actual changes in the fair market value of plan assets and differences between the actual return on plan assets and the expected return on plan assets will affect the amount of pension expense or income ultimately recognized. The other postretirement benefits liability is also determined on an actuarial basis and is affected by assumptions including the discount rate and expected trends in healthcare costs. Changes in the discount rate and differences between actual and expected healthcare costs will affect the recorded amount of other postretirement benefits expense. For both pensions and postretirement benefit calculations, the assumed discount rate is determined by projecting the plans’ expected future benefit payments as defined for the projected benefit obligation or accumulated postretirement benefit obligation, discounting those expected payments using a theoretical zero-coupon spot yield curve derived from a universe of high-quality (rated Aa or better by Moody’s Investor Service) corporate bonds as of the measurement date, and solving for the single equivalent discount rate that results in the same present value. A 1% decrease in the assumed discount rate (from 4.8% to 3.8%) would have increased the recorded benefit obligations at September 30, 2012 by approximately $39.0 million for pensions and approximately $4.6 million for other postretirement benefits. The expected return on plan assets was determined based on historical and expected future returns of the various asset classes, using the target allocations of the plans. A 1% decrease in the assumed return on plan assets (from 8.50% to 7.50%) would have increased the net periodic benefit cost for the pension plans by approximately $2.3 million. See Note 16 in Item 8 for more information about pension and other postretirement benefit assumptions.

Stock-based Compensation

Stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period for awards expected to vest. Determining the fair value of share-based awards at the grant date requires judgment, including estimating the expected term, expected stock price volatility, risk-free interest rate, and expected dividends. In addition, judgment is required in estimating the amount of share-based awards that are expected to be forfeited before vesting. For equity awards, the original estimate of the grant date fair value is not subsequently revised unless the awards are modified, but the estimate of expected forfeitures is revised throughout the vesting period and the cumulative stock-based compensation cost recognized is adjusted accordingly. For liability awards, the fair value is remeasured at the end of each reporting period. See Note 18 in Item 8 for more information about stock-based compensation and our related estimates.

Income Taxes

We estimate income tax expense based on taxes in each jurisdiction. We estimate current tax exposures together with temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These temporary differences result in deferred tax assets and liabilities. We believe that sufficient income will be generated in the future to realize the benefit of most of our deferred tax assets. Where there is not sufficient evidence that such income is likely to be generated, we establish a valuation allowance against the related deferred tax assets. We are subject to periodic audits by governmental tax authorities of our income tax returns. These audits generally include questions regarding our tax filing positions, including the amount and timing of deductions and the allocation of income among various tax jurisdictions. We evaluate our exposures associated with our tax filing positions, including state and local taxes, and record reserves for estimated exposures. As of the end of 2012, three years (2009, 2010, and 2011) were subject to audit by the Internal Revenue Service, two to six years were subject to audit by various state and local taxing authorities, and six years (2006, 2007, 2008, 2009, 2010, and 2011) were subject to audit by the Canadian Revenue Agency and certain other foreign taxing authorities. See Note 6 for more information about estimates affecting income taxes.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 2 in Item 8 for a discussion regarding recently issued accounting standards.

CAUTIONARY STATEMENT RELEVANT TO FORWARD-LOOKING INFORMATION

FOR PURPOSE OF “SAFE HARBOR” PROVISIONS OF THE

PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

This report contains or incorporates by reference forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 that are based on our current expectations and assumptions. We also may make written or oral forward-looking statements, including statements contained in our filings with the SEC and in our reports to shareholders.

The words or phrases “will likely result,” “are expected to,” “will continue,” “is anticipated,” “estimate,” “plan,” “project,” or similar expressions identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results and those currently anticipated or projected. We wish to caution you not to place undue reliance on any such forward-looking statements. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are identifying important factors that could affect our financial performance and could cause our actual results in future periods to differ materially from any current opinions or statements.

Our future results could be affected by a variety of factors, such as: acquisitions of businesses or assets; fluctuations in the cost and availability of supply chain resources, including raw materials, packaging, and energy; disruptions or inefficiencies in the supply chain; competitive dynamics in the foods industry and the markets for our products, advertising activities, pricing actions, and promotional activities of our competitors; cost-reduction initiatives; changes in consumer demand for our products; loss or insolvency of a major customer; product quality and safety issues, including recalls and product liability; consumer perception of health-related issues, including obesity; disruptions in our supply chain; changes in consumer behavior, trends, and preferences; economic conditions, including changes in inflation rates, interest rates, tax rates, or the availability of capital; expiration of certain co-manufacturing arrangements; consolidation in the retail environment; changes in laws and regulations, including labeling and advertising regulations; the loss of key personnel; the existence of certain anti-dumping measures imposed against certain foreign imports of dry pasta; labor strikes or work stoppages; volatility in the market value of derivatives used to manage price risk for certain commodities; impairments in the carrying value of goodwill, other intangible assets, or other long-lived assets, or changes in the useful lives of other intangible assets; failure of our information technology systems; environmental laws and regulations; changes in weather conditions, natural disasters and other unforeseeable events; the ability of Post to satisfy certain indemnification obligations; and potential tax liabilities arising from the separation of the Post brand cereals business.

You should also consider the risk factors that we identify in Item 1A of this report, which could also affect our future results. We undertake no obligation to publicly revise any forward-looking statements to reflect events or circumstances after the date of those statements or to reflect the occurrence of anticipated or unanticipated events.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

In the ordinary course of business, the Company is exposed to commodity price risks relating to the acquisition of raw materials and fuels. Ralcorp utilizes derivative financial instruments, including futures contracts, options and swaps, to manage certain of these exposures when it is practical to do so. As of September 30, 2012, a hypothetical 10% adverse change in the market price of the Company’s principal hedged commodities, including natural gas, linerboard, heating oil, soybean oil, corn and wheat, would have decreased the fair value of the Company’s commodity-related derivatives portfolio by approximately $2.3 million. As of September 30, 2011, a hypothetical 10% adverse change in the market price of the Company’s principal hedged commodities, including natural gas, linerboard, heating oil, soybean oil, corn and wheat, would have decreased the fair value of the Company’s commodity-related derivatives portfolio by approximately $14.0 million. This volatility analysis ignores changes in the exposures inherent in the underlying hedged transactions. Because the Company does not hold or trade derivatives for speculation or profit, all changes in derivative values are effectively offset by corresponding changes in the underlying exposures. For more information, see Note 1 and Note 12 to the financial statements included in Item 8.

Interest Rate Risk

The Company has interest rate risk related to its debt. Changes in interest rates impact fixed and variable rate debt differently. For fixed rate debt, a change in interest rates will only impact the fair value of the debt, whereas a change in the interest rates on variable rate debt will impact interest expense and cash flows. At September 30, 2012, Ralcorp’s financing arrangements included $1,959.8 million of fixed rate debt and $61.7 million of variable rate debt.

As of September 30, 2012 and 2011, the fair value of the Company’s fixed rate debt was approximately $2,321.0 million and $2,070.1 million, respectively, based on the discounted amount of future cash flows using Ralcorp’s incremental rate of borrowing for similar debt. A hypothetical 10% decrease in interest rates would have increased the fair value of the fixed rate debt by approximately $74.8 million and $92.2 million at September 30, 2012 and 2011, respectively. With respect to variable rate debt, a hypothetical 10% change in interest rates would not have had a material impact on the Company’s reported net earnings or cash flows in 2012 or 2011.

For more information, see Note 1, Note 12, and Note 14 to the financial statements included in Item 8.

Foreign Currency Risk

The Company has foreign currency exchange rate risk related to its foreign subsidiaries, whose functional currencies are the Canadian dollar or the Euro. The Company uses foreign exchange forward contracts to hedge the risk of fluctuations in future cash flows and earnings related to fluctuations in the exchange rate between the Canadian dollar and U.S. dollar. A hedging offset is accomplished because the gain or loss on the forward contracts occurs on or near the date of the anticipated hedged transactions. In addition, the Company uses a cross-currency rate swap to hedge the earnings impact of changes in the U.S. dollar carrying value of an intercompany loan denominated in Euros.

As of September 30, 2012, the Company held foreign exchange forward contracts with a total notional amount of $24.5 million and a fair value of $1.1 million. A hypothetical 10% increase in the expected CAD-USD exchange rates would have reduced that fair value by $2.3 million. As of September 30, 2011, the Company held foreign exchange forward contracts with a total notional amount of $83.3 million and a fair value of negative $4.2 million. A hypothetical 10% increase in the expected CAD-USD exchange rates would have reduced that fair value by $7.1 million.

As of September 30, 2012, the Company held a cross-currency rate swap with a notional amount of $24.8 million and a fair value of negative $1.4 million. A hypothetical 10% increase in the expected EUR-USD exchange rates would have reduced that fair value by $3.0 million.

For more information, see Note 1 and Note 12 to the financial statements included in Item 8.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Ralcorp Holdings, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders’ equity and cash flows present fairly, in all material respects, the financial position of Ralcorp Holdings, Inc. and its subsidiaries at September 30, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of September 30, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to the preparation of the condensed financial statements of guarantors footnote existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2012 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Pastificio Annoni S.p.A., Petri Baking Products, Inc., and Gelit S.r.l. from its assessment of internal control over financial reporting as of September 30, 2012 because they were acquired by the Company in separate purchase business combinations during the fiscal year ended September 30, 2012. We have also excluded Pastificio Annoni S.p.A., Petri Baking Products, Inc., and Gelit S.r.l. from our audit of internal control over financial reporting. Pastificio Annoni S.p.A., Petri Baking Products, Inc., and Gelit S.r.l. combined represent 1% of both total assets and net sales of the related consolidated financial statement amounts as of and for the year ended September 30, 2012.

/s/ PricewaterhouseCoopers LLP

St. Louis, Missouri

November 29, 2012

RALCORP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in millions except per share data, shares in thousands)

	Year Ended September 30,
	2012	2011	2010
Net Sales	$4,322.2	$3,787.2	$3,061.0
Cost of goods sold	(3,455.5)	(2,996.0)	(2,427.1)

Gross Profit	866.7	791.2	633.9
Selling, general and administrative expenses	(440.6)	(388.1)	(319.0)
Amortization of intangible assets	(82.3)	(65.6)	(36.6)
Impairment of intangible assets	(30.6)	—	(20.5)
Other operating expenses, net	(40.1)	(11.3)	(36.4)

Operating Profit	273.1	326.2	221.4
Loss on investment in Post	(48.9)	—	—
Interest expense, net	(127.5)	(134.0)	(107.8)

Earnings before Income Taxes	96.7	192.2	113.6
Income taxes	(39.1)	(65.9)	(38.0)

Net Earnings from Continuing Operations	57.6	126.3	75.6
Earnings (Loss) from Discontinued Operations	15.8	(367.5)	133.2

Net Earnings (Loss)	$73.4	$(241.2)	$208.8

Basic Earnings (Loss) per Share
Earnings from continuing operations	$1.04	$2.30	$1.37
Earnings (loss) from discontinued operations	.29	(6.69)	2.42

Net earnings (loss)	$1.33	$(4.39)	$3.79

Diluted Earnings (Loss) per Share
Earnings from continuing operations	$1.03	$2.26	$1.35
Earnings (loss) from discontinued operations	.28	(6.58)	2.39

Net earnings (loss)	$1.31	$(4.32)	$3.74

Weighted Average Shares for Basic Earnings per Share	55,150	54,812	54,933
Dilutive effect of:
Stock options	143	247	308
Restricted stock awards	199	254	189
Stock appreciation rights	654	413	192

Weighted Average Shares for Diluted Earnings per Share	56,146	55,726	55,622

See accompanying Notes to Consolidated Financial Statements.

RALCORP HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

(In millions except share and per share data)

	September 30,
	2012	2011
Assets
Current Assets
Cash and cash equivalents	$307.5	$50.0
Marketable securities	4.5	8.2
Investment in Post Holdings, Inc.	40.4	—
Receivables, net	372.1	349.6
Inventories	432.5	424.1
Deferred income taxes	12.6	15.7
Prepaid expenses and other current assets	17.2	11.8
Current assets of discontinued operations	—	135.3

Total Current Assets	1,186.8	994.7
Property, Net	896.6	783.2
Goodwill	1,417.6	1,160.9
Other Intangible Assets, Net	1,000.1	767.9
Other Assets	37.7	35.8
Noncurrent Assets of Discontinued Operations	—	2,536.7

Total Assets	$4,538.8	$6,279.2

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$292.7	$284.4
Notes payable to banks	41.7	105.0
Current portion of long-term debt	85.7	30.7
Other current liabilities	173.3	192.1
Current liabilities of discontinued operations	—	59.7

Total Current Liabilities	593.4	671.9
Long-term Debt	1,894.1	2,172.5
Deferred Income Taxes	278.7	281.0
Other Liabilities	125.1	129.1
Noncurrent Liabilities of Discontinued Operations	—	459.5

Total Liabilities	2,891.3	3,714.0

Commitments and Contingencies
Shareholders’ Equity
Common stock, par value $.01 per share Authorized: 300,000,000 shares Issued: 63,476,635 shares	.6	.6
Additional paid-in capital	1,960.5	1,957.3
Common stock in treasury, at cost (8,437,693 and 8,291,667 shares, respectively)	(359.1)	(338.9)
Retained earnings	78.5	1,026.9
Accumulated other comprehensive loss	(33.0)	(80.7)

Total Shareholders’ Equity	1,647.5	2,565.2

Total Liabilities and Shareholders’ Equity	$4,538.8	$6,279.2

See accompanying Notes to Consolidated Financial Statements.

RALCORP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended September 30,
	2012	2011	2010
Cash Flows from Operating Activities
Net earnings (loss)	$73.4	$(241.2)	$208.8
(Earnings) loss from discontinued operations	(15.8)	367.5	(133.2)

Earnings from continuing operations	57.6	126.3	75.6
Adjustments to reconcile earnings from continuing operations to net cash provided by operating activities:
Depreciation and amortization	198.8	167.8	111.4
Impairment of intangible assets	30.6	—	20.5
Loss on investment in Post	48.9	—	—
Losses on property	15.4	3.9	6.5
Stock-based compensation expense	15.7	14.8	15.8
Deferred income taxes	(36.3)	31.5	10.0
Contributions to qualified pension plan	—	(17.5)	(26.5)
Other changes in current assets and liabilities, net of effects of business acquisitions:
Decrease (increase) in receivables	20.7	(41.6)	(62.6)
Decrease (increase) in inventories	24.2	(70.3)	(17.1)
(Increase) decrease in prepaid expenses and other current assets	(3.1)	13.7	.5
(Decrease) increase in accounts payable and other current liabilities	(74.4)	96.6	4.5
Other, net	18.5	(4.8)	(17.9)

Net Cash Provided by Operating Activities - Continuing Operations	316.6	320.4	120.7
Net Cash Provided by Operating Activities - Discontinued Operations	40.0	185.3	181.2

Net Cash Provided by Operating Activities	356.6	505.7	301.9

Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	(699.1)	—	(1,312.0)
Additions to property and intangible assets	(159.8)	(126.4)	(104.7)
Proceeds from sale of property	5.0	.5	.5
Purchase of securities	(1.2)	(21.6)	(22.8)
Proceeds from sale or maturity of securities	7.4	23.4	24.8

Net Cash Used in Investing Activities - Continuing Operations	(847.7)	(124.1)	(1,414.2)
Net Cash Used in Investing Activities - Discontinued Operations	(13.9)	(14.7)	(24.2)

Net Cash Used in Investing Activities	(861.6)	(138.8)	(1,438.4)

Cash Flows from Financing Activities
Proceeds from issuance of long-term or short-term debt	800.0	—	653.2
Repayments of long-term debt	(797.1)	(49.7)	(95.3)
Net (repayments) borrowings under credit arrangements	(124.9)	(298.5)	423.4
Purchases of treasury stock	(37.3)	(1.5)	(115.5)
Proceeds and tax benefits from exercise of stock awards	17.3	13.5	9.4
Changes in book cash overdrafts	2.6	(8.2)	6.5
Other, net	—	(.1)	(.2)

Net Cash (Used) Provided by Financing Activities - Continuing Operations	(139.4)	(344.5)	881.5
Net Cash Provided by Financing Activities - Discontinued Operations	900.0	—	—

Net Cash Provided (Used) by Financing Activities	760.6	(344.5)	881.5

Effect of Exchange Rate Changes on Cash	1.9	(1.7)	1.5

Net Increase (Decrease) in Cash and Cash Equivalents	257.5	20.7	(253.5)
Cash and Cash Equivalents, Beginning of Year	50.0	29.3	282.8

Cash and Cash Equivalents, End of Year	$307.5	$50.0	$29.3

See accompanying Notes to Consolidated Financial Statements.

RALCORP HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(Dollars in millions, shares in thousands)

					Accum. Other
		Additional	Common		Compre-
	Common	Paid-In	Stock in	Retained	hensive
	Stock	Capital	Treasury	Earnings	Loss	Total
Balance, September 30, 2009	$.6	$1,931.4	$(244.8)	$1,059.3	$(40.9)	$2,705.6
Net earnings				208.8		208.8
Benefit plan adjustment, net of $7.4 tax benefit					(12.0)	(12.0)
Cash flow hedging adjustments, net of $4.2 tax expense					4.6	4.6
Foreign currency translation adjustment					12.4	12.4

Comprehensive income						213.8
Purchases of treasury stock (2,000 shares)			(115.5)			(115.5)
Activity under stock and deferred compensation plans (291 shares)		(4.7)	11.5			6.8
Stock-based compensation expense		18.5				18.5

Balance, September 30, 2010	$.6	$1,945.2	$(348.8)	$1,268.1	$(35.9)	$2,829.2
Net loss				(241.2)		(241.2)
Benefit plan adjustment, net of $13.4 tax benefit					(22.3)	(22.3)
Cash flow hedging adjustments, net of $10.9 tax benefit					(18.7)	(18.7)
Foreign currency translation adjustment					(3.8)	(3.8)

Comprehensive loss						(286.0)
Purchases of treasury stock (15 shares)			(1.5)			(1.5)
Activity under stock and deferred compensation plans (272 shares)		(1.5)	11.4			9.9
Stock-based compensation expense		13.6				13.6

Balance, September 30, 2011	$.6	$1,957.3	$(338.9)	$1,026.9	$(80.7)	$2,565.2
Net earnings				73.4		73.4
Benefit plan adjustment, net of $8.1 tax expense					7.9	7.9
Cash flow hedging adjustments, net of $6.0 tax expense					13.3	13.3
Foreign currency translation adjustment					15.4	15.4

Comprehensive loss						110.0
Purchases of treasury stock (547 shares)			(37.3)			(37.3)
Activity under stock and deferred compensation plans (401 shares)		(10.9)	17.1			6.2
Stock-based compensation expense		14.1				14.1
Spin-off of Post cereals business				(1,021.8)	11.1	(1,010.7)

Balance, September 30, 2012	$.6	$1,960.5	$(359.1)	$78.5	$(33.0)	$1,647.5

See accompanying Notes to Consolidated Financial Statements

RALCORP HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in millions except per share data)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation – Unless otherwise indicated, “Ralcorp” and “the Company” are used interchangeably to refer to Ralcorp Holdings, Inc. or to Ralcorp Holdings, Inc. and its consolidated subsidiaries, as appropriate to the context. In addition, unless otherwise indicated, all references to years refer to Ralcorp’s fiscal year ended September 30.

The accompanying consolidated financial statements of Ralcorp and its subsidiaries were prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) and include the assets, liabilities, revenues and expenses of all majority-owned subsidiaries with the exception of Ralcorp Receivables Corporation prior to 2011. On October 1, 2010, Ralcorp prospectively adopted the accounting standard update requiring former qualifying special purpose entities to be evaluated for consolidation. As such, beginning with 2011, the Company’s consolidated balance sheet and statement of operations reflect the activity of Ralcorp Receivables Corporation (see Note 14), and the cash flows from related borrowings and repayments are now presented as cash flows from financing activities. All significant intercompany accounts and transactions have been eliminated.

Effective February 3, 2012, Ralcorp completed the separation of the Post cereals business (formerly, the Branded Cereal Products segment), which is reported as discontinued operations in the accompanying financial statements. All amounts related to discontinued operations are excluded from the notes to consolidated financial statement unless otherwise indicated. See Note 4 for additional information about discontinued operations.

Estimates – The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts and disclosures. Actual results could differ from those estimates and assumptions.

Cash Equivalents include all highly liquid investments with original maturities of less than three months.

Receivables are reported at net realizable value. This value includes appropriate allowances for doubtful accounts, cash discounts, and other amounts which the Company does not ultimately expect to collect. The Company calculates the allowance for doubtful accounts based on historical losses and the economic status of, and its relationship with, its customers, especially those identified as “at risk.” A receivable is considered past due if payments have not been received within the agreed upon invoice terms. Receivables are written off against the allowance when the customer files for bankruptcy protection or is otherwise deemed to be uncollectible based upon the Company’s evaluation of the customer’s solvency. The Company’s primary concentration of credit risk is related to certain trade accounts receivable due from several highly leveraged or “at risk” customers. At September 30, 2012 and 2011, the amount of such receivables was immaterial. Consideration was given to the economic status of these customers when determining the appropriate allowance for doubtful accounts (see Note 11).

Inventories are generally valued at the lower of average cost (determined on a first-in, first-out basis) or market. Reported amounts have been reduced by an allowance for obsolete product and packaging materials based on a review of inventories on hand compared to estimated future usage and sales.

Derivative Financial Instruments and Hedging – The Company enters into derivative contracts as hedges. Earnings impacts for all hedges are reported in the statement of operations within the same line item as the gain or loss on the item or transaction being hedged. Since the hedging activities relate to operations, related cash flows are included in the statement of cash flows in cash flows from operating activities. Hedge accounting is only applied when the qualifying criteria are met, including the requirement that the derivative is deemed to be highly effective at offsetting changes in fair values or anticipated cash flows of the hedged item or transaction. For a fair value hedge of a recognized asset or liability or unrecognized firm commitment, the entire change in fair value of the derivative is recorded in earnings as incurred, along with a corresponding change in fair value of the hedged item. For a cash flow hedge of an anticipated transaction, the ineffective portion of the change in fair value of the derivative is recorded in earnings as incurred, whereas the effective portion is deferred in accumulated other comprehensive income (loss) in the balance sheet until the transaction is realized, at which time any deferred hedging gains or losses are recorded in earnings. Certain derivative contracts do not meet the criteria for cash flow hedge accounting or simply are not designated as hedging instruments; nonetheless, they are used as economic hedges of exposures to changes in commodity costs, currency exchange rates, or interest rates. Realized and unrealized gains and losses on such contracts related to raw material purchases are recognized in earnings at a corporate level but not allocated to affect segment operating profit until the hedged exposure affects earnings. For more information about the Company’s hedging activities, see Note 12.

Property is recorded at cost, and depreciation expense is provided on a straight-line basis over the estimated useful lives of the properties. With a few minor exceptions, estimated useful lives are up to 15 years for machinery and equipment and up to 30 years for buildings and leasehold improvements. Leasehold improvements are depreciated over the remaining original lease term. Total depreciation expense was $116.5, $102.2, and $74.8 in 2012, 2011, and 2010, respectively. Repair and maintenance costs incurred in connection with planned major maintenance activities are accounted for under the direct expensing method. At September 30, property consisted of:

	2012	2011
Land	$35.1	$29.9
Buildings and leasehold improvements	298.8	249.7
Machinery and equipment	1,198.3	1,060.6
Construction in progress	83.0	84.1

	1,615.2	1,424.3
Accumulated depreciation	(718.6)	(641.1)

	$896.6	$783.2

Other Intangible Assets consist of computer software purchased or developed for internal use and customer relationships, trademarks, computer software, and miscellaneous intangibles acquired in business combinations (see Note 4). Amortization expense related to intangible assets is provided on a straight-line basis over the estimated useful lives of the assets. For the intangible assets recorded as of September 30, 2012, amortization expense of $78.8, $75.3, $72.8, $70.1 and $68.8 is scheduled for 2013, 2014, 2015, 2016, and 2017, respectively. Other intangible assets consisted of:

	September 30, 2012			September 30, 2011
	Carrying	Accum.	Net	Carrying	Accum.	Net
	Amount	Amort.	Amount	Amount	Amort.	Amount
Subject to amortization:
Computer software	$71.9	$(41.8)	$30.1	$75.3	$(46.2)	$29.1
Customer relationships	937.1	(216.3)	720.8	683.0	(152.4)	530.6
Trademarks/brands	36.0	(13.5)	22.5	35.5	(11.1)	24.4
Other	61.9	(16.0)	45.9	13.1	(10.1)	3.0

	1,106.9	(287.6)	819.3	806.9	(219.8)	587.1
Not subject to amortization:
Trademarks/brands	180.8	—	180.8	180.8	—	180.8

	$1,287.7	$(287.6)	$1,000.1	$987.7	$(219.8)	$767.9

Recoverability of Assets – The Company continually evaluates whether events or circumstances have occurred which might impair the recoverability of the carrying value of its assets, including property, identifiable intangibles, and goodwill. A qualitative step zero assessment of indefinite life assets (including goodwill and brand trademarks) is performed during the fourth quarter in conjunction with the annual budgeting process. In addition, intangible assets are reassessed as needed when information becomes available that is believed to negatively impact the fair market value of an asset. In general, an asset is deemed impaired and written down to its fair value if estimated related future cash flows are less than its carrying amount. The Company estimates the fair value of its trademarks (intangible asset) using an income-based approach (the relief-from-royalty method). In the fourth quarter of 2012, the Company performed the qualitative assessment allowed by ASU No. 2012-02 and identified one trademark with a carrying value of $6.6 that required a step one analysis. Completion of this analysis determined that no impairment loss was required as the fair value using the relief-from-royalty method exceeded the recorded carrying value by approximately 9%. Assumptions in this calculation included a discount rate of 8.6%, a royalty rate of 7.5%, and a perpetuity growth rate of 2%.

During the fourth quarter of 2012, an impairment charge of $2.1 was recorded related to customer relationship intangible assets in the Cereal Products segment (included in “Impairment of intangible assets”). In the fourth quarter, a new management team over the Bloomfield business was named, which initiated a comprehensive business review. This review resulted in rationalizing the customer base to maximize profitability and ultimately resulted in terminating relationships with certain customers. These decisions, as well as reduced expectations for how quickly revenue could be replaced from lost customers, resulted in specific customer relationship intangible assets becoming impaired because the relationships were terminated in the fourth quarter.

See Note 3 for more information on trademark impairment losses included in discontinued operations.

These fair value measurements fell within Level 3 of the fair value hierarchy as described in Note 13. See Note 5 for information about goodwill impairments.

Investments – The Company funds a portion of its deferred compensation liability by investing in certain mutual funds in the same amounts as selected by the participating employees. Because management’s intent is to invest in a manner that matches the deferral options chosen by the participants and those participants can elect to transfer amounts in or out of each of the designated deferral options at any time, these investments have been classified as trading assets and are stated at fair value in “Other Assets.” Both realized and unrealized gains and losses on these assets are included in “Selling, general and administrative expenses” and offset the related effects of changes in the fair value of the deferred compensation liability.

Revenue is recognized when title of goods is transferred to the customer, as specified by the shipping terms. Net sales reflect gross sales (including amounts billed to customers for shipping and handling) less sales discounts and allowances (including promotional price buy downs, and new item promotional funding). Customer trade allowances are generally computed as a percentage of gross sales. Products are generally sold with no right of return except in the case of goods which do not meet product specifications or are damaged, and related reserves are maintained based on return history. If additional rights of return are granted, revenue recognition is deferred. Estimated reductions to revenue for customer incentive offerings are based upon customers’ redemption history.

Cost of Products Sold includes, among other things, inbound and outbound freight costs and depreciation expense related to assets used in production, while storage and other warehousing costs are included in “Selling, general, and administrative expenses.” Storage and other warehousing costs totaled $116.1, $99.4, and $79.0 in 2012, 2011, and 2010, respectively.

Advertising costs are expensed as incurred except for costs of producing media advertising such as television commercials or magazine advertisements, which are deferred until the first time the advertising takes place. The amount reported as assets on the balance sheet was insignificant as of September 30, 2012 and 2011.

Stock-based Compensation – The Company recognizes the cost of employee services received in exchange for awards of equity instruments based on the fair value of those awards (determined at grant date for equity awards and at each quarterly reporting date for liability awards). That cost is recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). See Note 18 for disclosures related to stock-based compensation.

Income Tax Expense is estimated based on taxes in each jurisdiction and includes the effects of both current tax exposures and the temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These temporary differences result in deferred tax assets and liabilities. A valuation allowance is established against deferred tax assets to the extent that it is not more likely than not that the future benefits will be realized. Reserves are recorded for estimated exposures associated with the Company’s tax filing positions, which are subject to periodic audits by governmental taxing authorities. Interest due to an underpayment of income taxes is classified as income taxes. The Company considers the undistributed earnings of its foreign subsidiaries to be permanently invested, so no U.S. taxes have been provided for those earnings. In calculating the windfall tax benefit of stock-based compensation awards, the Company compares the recorded deferred tax asset with the incremental tax benefit of the deduction (including the effect of the Internal Revenue Code’s Section 199 deduction). See Note 6 for disclosures related to income taxes.

Reclassifications – Certain prior years’ amounts have been reclassified to conform to the current year’s presentation.

NOTE 2 – RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” This update establishes common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with GAAP and International Financial Reporting Standards (“IFRS”). The amendments in this update are effective during interim and annual periods beginning after December 15, 2011. The adoption of this update did not have an effect on the Company’s financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” The objective of this update is to improve the comparability, consistency, and transparency of financial reporting to increase the prominence of items reported in other comprehensive income. This update requires that all nonowner changes in shareholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of this update is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In December 2011, the FASB issued ASU No. 2011-12, “Comprehensive Income: Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05.” This ASU indefinitely defers the effective date pertaining to reclassification adjustments out of accumulated other comprehensive income as set forth in ASU No. 2011-05. ASU No. 2011-12 has the same effective date as the unaffected provisions of ASU No. 2011-05, for fiscal years, and interim periods within those years, beginning after December 15, 2011, with early adoption permitted. As this update is merely a deferral, it will have no impact on our financial position, results of operations or cash flows.

In September 2011, the FASB issued ASU No. 2011-9, “Compensation – Retirement Benefits – Multiemployer Plans (Subtopic 715-80): Disclosures about an Employer’s Participation in a Multiemployer Plan,” which provides new requirements for the disclosures that an employer should provide related to its participation in multiemployer pension plans. Plans of this type are commonly used by employers to provide benefits to union employees that may work for multiple employers during their working life and thereby accrue benefits in one plan for their retirement. The revised disclosures provide users of financial statements with additional information about the plans in which an employer participates, the level of an employer’s participation in the plans, and financial health of significant plans. The amendment is effective for fiscal years ending after December 15, 2011. Accordingly, Ralcorp adopted this guidance in 2012. The adoption of this update is for disclosure purposes only and did not have an effect on the Company’s financial position, results of operations or cash flows. See Note 16.

In July 2012, the FASB issued ASU No. 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment,” which is intended to simplify how an entity tests other intangible assets for impairment by allowing companies to perform a qualitative assessment to test their indefinite-lived intangible assets for impairment. The amendments in this ASU allow an entity the option to first perform a qualitative assessment to determine whether it is more likely than not (a likelihood of more than 50%) that an indefinite-lived intangible asset is impaired. If an entity determines that it is more likely than not that the fair value of such an asset exceeds its carrying amount, it would not need to calculate the fair value of the asset in that year. However, if an entity concludes otherwise, it must calculate the fair value of the asset, compare that value with its carrying amount and record an impairment charge, if any. The guidance also includes examples of the types of factors to consider in conducting the qualitative assessment. The qualitative assessment for an indefinite-lived asset focuses on the events and circumstances that, individually or in the aggregate, could affect the significant inputs used in the fair value measurement of the asset. Both negative and positive evidence should be evaluated to determine whether it is more likely than not that the asset is impaired. Prior to this ASU, entities were required to test indefinite-lived intangible assets for impairment, on at least an annual basis, by first comparing the fair value of an asset to its carrying amount. If the carrying amount of the intangible asset exceeded its fair value, an impairment loss was recognized for the amount of the excess. The amendments must be adopted for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012; however, the Company elected to adopt this ASU on September 30, 2012, as permitted by the standard. Because the measurement of a potential impairment loss has not changed, the amended standards did not have an effect on the Company’s financial position, results of operations or cash flows.

NOTE 3 – DISCONTINUED OPERATIONS

On February 3, 2012, the Company separated its Post cereals business (formerly, the Branded Cereal Products segment) into a new, publicly traded company (the “Spin-Off”) called Post Holdings, Inc. (“Post”). The Spin-Off was completed by a pro rata distribution of approximately 80.3% of the outstanding shares of Post common stock to holders of Ralcorp common stock, with the Company retaining approximately 6.8 million shares or 19.7% of the Post common stock outstanding at February 3, 2012 (the “Post Retained Shares”). The investment in Post was classified as “available-for-sale securities” in accordance with ASC 320, which requires the investment to be marked to market with unrealized gains and losses recorded in accumulated other comprehensive income until realized or until losses are deemed to be other-than-temporary. In September 2012, and as more fully described in Note 14, the Company entered into an agreement whereby the Post Retained Shares were to be monetized via the exchange of these shares with certain debt holders in partial satisfaction of certain short-term debt outstanding. As a result of this agreement, the ownership of Post common stock was reduced to approximately 1.3 million shares as of September 30, 2012. On October 3, 2012 (fiscal 2013), the remaining Post Retained Shares were exchanged with the same debt holders in full satisfaction of the remaining short-term debt outstanding.

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

The Company’s investment does not provide the Company the ability to influence the operating or financial policies of Post and accordingly does not constitute significant continuing involvement. Furthermore, while the Company is a party to a separation agreement and various other agreements relating to the separation, including a transition services agreement (“TSA”), a tax matters agreement, an employee matters agreement and certain other commercial agreements, the Company has determined that the continuing cash flows generated by these agreements, which are expected to be eliminated within two years, and its investment in Post common stock do not constitute significant continuing involvement in the operations of Post. Accordingly, the net assets, operating results, and cash flows of Ralcorp’s Post cereals business are presented separately as discontinued operations for all periods presented.

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

In connection with the Spin-Off, the Company recorded a $1,012.8 charge to retained earnings in the quarter ended March 31, 2012. In the fourth quarter of 2012, the Company identified $11.2 of deferred tax assets related to Post, $9.0 of which should have been eliminated and charged to retained earnings at the date of the Spin-Off and $2.2 of which should have increased the carrying value of the investment in Post at the date of the Spin-Off. Those effects should have been reflected in the balance sheets as of March 31, 2012 and June 30, 2012. All adjustments to correct for this matter have been recorded at September 30, 2012.

The results of the Post cereals business included in discontinued operations for the years ended September 30, 2012, 2011 and 2010 are summarized in the following table. Post transition, integration and separation costs are primarily professional services fees directly related to the Spin-Off transactions in 2012 and 2011 and transition and integration costs in 2010 following the August 2008 acquisition of Post.

	2012	2011	2010
Net sales	$301.0	$953.8	$987.5
Impairment of intangible assets	—	(557.5)	(19.4)
Post transition, integration and separation costs	(16.3)	(2.8)	(7.7)
Operating profit (loss)	30.3	(350.4)	200.5
Earnings (loss) before income taxes	30.3	(350.4)	200.5
Income taxes	(14.5)	(17.1)	(67.3)
Earnings (loss) from discontinued operations, net of income taxes	15.8	(367.5)	133.2

Subsequent to the Spin-Off, Ralcorp continues to sell (purchase) certain products to (from) Post. The amounts of the intercompany revenues (costs) associated with such activities before the Spin-Off were as follows:

	2012	2011	2010
Intercompany net sales	$1.0	$.1	$.6
Intercompany costs and expenses	(6.1)	(14.4)	(9.2)

At September 30, 2012, there are no remaining assets or liabilities of Post reflected in the consolidated balance sheet. At September 30, 2011, the major components of assets and liabilities of discontinued operations were as follows:

Current Assets
Receivables, net	$60.8
Inventories	66.6
Deferred income taxes	3.9
Prepaid expenses and other current assets, net	4.0

Total Current Assets	135.3
Property, Net	412.1
Goodwill	1,375.2
Other Intangibles Assets, Net	748.6
Other Assets	.8

Total Assets	$2,672.0

Current Liabilities
Accounts payable	$28.8
Other current liabilities	30.9

Total Current Liabilities	59.7
Deferred Income Taxes	354.6
Other Liabilities	104.9

Total Liabilities	$519.2

During the fourth quarter of 2011, a trademark impairment loss of $106.6 was recognized primarily related to the Post Honey Bunches of Oats, Post Selects, and Post trademarks in the Branded Cereal Products segment. Based upon a preliminary review of the Post business conducted by the newly appointed Post management team in October, sales declines in the fourth quarter and continuing into October, and weakness in the branded ready-to-eat cereal category and the broader economy, management determined that additional strategic steps were needed to stabilize the business and the competitive position of its brands. The impact of these steps is the reduction of expected net sales growth rates and profitability of certain brands in the near term, thereby resulting in the trademark impairment. In June 2011, a trademark impairment loss of $32.1 was recognized related to the Post Shredded Wheat and Grape-Nuts trademarks based on reassessments triggered by the announced separation of Post from Ralcorp. The trademark impairment was due to reductions in anticipated future sales as a result of competition, lack of consumer response to advertising and promotions for these brands, and further reallocations of advertising and promotion expenditures to higher-return brands (Level 3 of the fair value hierarchy). These factors, particularly the lower than expected revenues during 2011 and further declines in market share, led the Company to lower assumed royalty rates for both the Shredded Wheat and Grape-Nuts brands as well as further reduce future sales growth rates, resulting in a partial impairment of both brands.

During the fourth quarter of 2011, the Company conducted an impairment test on Branded Cereal Products goodwill acquired in 2008 as part of the Post Foods acquisition. In late September and October 2011, a new management team was named at Post (including William Stiritz as Chief Executive Officer, Robert Vitale as Chief Financial Officer, and James Holbrook as Executive Vice President of Marketing) in advance of the anticipated spin-off of the business from Ralcorp. The new management team conducted an extensive business review during this time. Based upon the review of the Post cereal business conducted by the newly appointed Post management team in October 2011, sales declines in the fourth quarter and continuing into October, and weakness in the branded ready-to-eat cereal category and the broader economy, management determined that additional strategic steps were needed to stabilize the business and the competitive position of its brands. As a result of the revised business outlook of the new Post management team, a “step one” goodwill impairment analysis was performed. Because

Post’s carrying value was determined to be in excess of its fair value in the step one analysis, the Company was required to perform “step two” of the impairment analysis to determine the amount of goodwill impairment to be recorded. The amount of the impairment is calculated by comparing the implied fair value of the goodwill to its carrying amount, which requires the allocation of the fair value determined in the step one analysis to the individual assets and liabilities of the reporting unit. Any remaining fair value represents the implied fair value of goodwill on the testing date. Based on the step two analysis, Ralcorp recorded a pre-tax, non-cash impairment charge of $418.8 to reduce the carrying value of goodwill to its estimated fair value. Estimated fair values of the reporting unit and its identifiable net assets were determined based on the results of a combination of valuation techniques including EBITDA and revenue multiples and expected present value of future cash flows using revised forecasts based on the additional strategic steps that new Post management determined were necessary for the business (Level 3 of the fair value hierarchy).

The most significant components of the net noncurrent deferred tax liabilities of discontinued operations at September 30, 2011 were intangible assets ($290.8) and property ($106.3).

NOTE 4 – BUSINESS COMBINATIONS

Fiscal 2012

On October 3, 2011, Ralcorp completed the acquisition of the North American private-brand refrigerated dough business of Sara Lee Corporation (“Refrigerated Dough”). Refrigerated Dough is a leading manufacturer and distributor of a full range of private-brand refrigerated dough products in the United States. To fund the transaction, Ralcorp entered into a credit agreement consisting of a $550 term loan (see Note 14) that was repaid with a portion of the proceeds generated in connection with the separation of its Post cereals business (see Note 3). Refrigerated Dough, included in the Frozen Bakery Products segment, employs approximately 700 people and has manufacturing and distribution facilities in Carrollton, Texas and Forest Park, Georgia. The assigned goodwill is deductible for tax purposes. The purchase price allocation included $259.6 of customer relationships, trademarks, and other intangibles subject to amortization over a weighted-average amortization period of approximately 15 years. Net sales and operating profit included in the consolidated statement of operations related to this acquisition were $312.5 and $35.8, respectively, for year ended September 30, 2012. Operating profit is net of amortization expense totaling $17.4 in 2012.

On December 28, 2011, Ralcorp completed the acquisition of Pastificio Annoni S.p.A. (“Annoni”), a pasta manufacturer located in Bergamo, Italy. Annoni operates as a part of the Pasta segment. The assigned goodwill is not deductible for tax purposes. The purchase price allocation included $4.6 of customer relationships subject to amortization over a weighted-average amortization period of 10 years. Net sales and operating profit included in the consolidated statement of operations related to this acquisition were $8.7 and $.2, respectively, for the year ended September 30, 2012. Operating profit is net of amortization expense totaling $.3 in 2012.

On May 22, 2012, Ralcorp completed the acquisition of Petri Baking Products, Inc. (“Petri”), a leading producer of private-brand wire-cut cookies located in Silver Creek, New York. Petri operates as a part of the Snacks, Sauces and Spreads segment. The assigned goodwill is deductible for tax purposes. The purchase price allocation included $27.6 of customer relationships subject to amortization over a weighted-average amortization period of 12 years. Net sales and operating profit included in the consolidated statement of operations related to this acquisition were $24.6 and $2.9, respectively, for the year ended September 30, 2012. Operating profit is net of amortization expense totaling $.8 in 2012.

On June 17, 2012, Ralcorp completed the acquisition of Gelit S.r.l. (“Gelit”), a leading producer of private-brand, frozen ready meals, located in Cisterna di Latina, Italy. Gelit operates as a part of the Pasta segment. The assigned goodwill is deductible for tax purposes. The purchase price allocation included $13.9 of customer relationships subject to amortization over a weighted-average amortization period of 10 years. Net sales and operating profit included in the consolidated statement of operations related to this acquisition were $11.5 and $.4, respectively, for the year ended September 30, 2012. Operating profit is net of amortization expense totaling $.4 in 2012.

Each of the acquisitions was accounted for using the purchase method of accounting, whereby the results of operations of each of the following acquisitions are included in the consolidated statements of operations from the date of acquisition. The purchase price was allocated to acquired assets and liabilities based on their estimated fair values at the date of acquisition, and any excess was allocated to goodwill, as shown in the following table. For each acquisition, the goodwill is attributable to the assembled workforce of the acquired business and the significant synergies and opportunities expected from the combination of the acquired business with the existing Ralcorp businesses. Certain estimated values are not yet finalized with respect to the Annoni, Petri and Gelit acquisitions, primarily deferred tax assets and liabilities, and are subject to change once additional information is obtained (but no later than one year from the applicable acquisition date).

	Refrigerated
	Dough	Annoni	Petri	Gelit
Cash	$—	$.9	$.9	$4.8
Receivables	14.3	7.8	5.2	11.2
Inventories	22.9	.5	2.5	5.6
Other current assets	—	—	.2	.4
Property	62.7	4.0	10.0	26.4
Goodwill	216.5	8.6	43.8	10.3
Other intangible assets	259.6	4.6	27.6	13.9
Other assets	—	—	—	.2

Total assets acquired	576.0	26.4	90.2	72.8

Accounts payable	(14.2)	(3.8)	(2.5)	(8.8)
Other current liabilities	(8.4)	(2.6)	(.5)	(6.2)
Other liabilities	(1.4)	(3.1)	(.5)	(7.7)

Total liabilities assumed	(24.0)	(9.5)	(3.5)	(22.7)

Net assets acquired	$552.0	$16.9	$86.7	$50.1

Fiscal 2010

On May 31, 2010, the Company acquired J.T. Bakeries Inc., a leading manufacturer of high-quality private-brand and co-branded gourmet crackers in North America, and North American Baking Ltd., a leading manufacturer of premium private-brand specialty crackers in North America. These businesses operate plants in Kitchener and Georgetown, Ontario and are included in Ralcorp’s Snacks, Sauces & Spreads segment. On June 25, 2010, the Company acquired Sepp’s Gourmet Foods Ltd., a leading manufacturer of foodservice and private-brand frozen griddle products. Sepp’s has operations in Delta, British Columbia and is included in Ralcorp’s Frozen Bakery Products segment. Net sales and operating profit included in the consolidated statement of operations related to these three acquisitions were $46.6 and $2.0, respectively, for the year ended September 30, 2010. Operating profit is net of amortization expense totaling $1.2 in 2010. The related goodwill is not deductible for tax purposes.

On July 27, 2010, the Company completed the purchase of American Italian Pasta Company (“AIPC”), which is reported in Ralcorp’s Pasta segment. Ralcorp acquired all of the outstanding shares of AIPC common stock for $53.00 per share in cash. The related goodwill is not deductible for tax purposes. AIPC has four plants that are located in Columbia, South Carolina; Excelsior Springs, Missouri; Tolleson, Arizona; and Verolanuova, Italy. Acquired identifiable intangible assets consist of $372.2 of customer relationships with a weighted-average life of 16 years and $193.0 of trademarks of which $180.8 have indefinite lives and $12.2 have a weighted-average life of 15 years. Finished goods inventory acquired in the acquisition was valued essentially as if Ralcorp were a distributor purchasing the inventory. This resulted in a one-time allocation of purchase price to acquired inventory which was $3.9 higher than the historical manufacturing cost of the inventory. All of the $3.9 inventory valuation adjustment was recognized in cost of products sold during 2010.

Each of the acquisitions was accounted for using the purchase method of accounting, whereby the results of operations are included in the consolidated statements of operations from the date of acquisition. The purchase price was allocated to acquired assets and liabilities based on their estimated fair values at the date of acquisition, and any excess was allocated to goodwill, as shown in the following table. For each acquisition, the goodwill is attributable to the assembled workforce of the acquired business and the significant synergies and opportunities expected from the combination of the acquired business with existing Ralcorp businesses.

	AIPC	Other
Cash	$39.4	$1.7
Receivables	42.9	11.5
Inventories	48.1	7.3
Other current assets	21.0	1.0
Property	252.2	55.5
Goodwill	534.1	54.8
Other intangible assets	568.2	42.7
Other assets	1.1	—

Total assets acquired	1,507.0	174.5

Accounts payable	(24.1)	(11.5)
Other current liabilities	(29.9)	(1.3)
Deferred income taxes	(238.3)	(16.6)
Other liabilities	(4.9)	(1.3)

Total liabilities assumed	(297.2)	(30.7)

Net assets acquired	$1,209.8	$143.8

Merger and Integration Costs

During the years ended September 30, 2012, 2011, and 2010, the Company recorded $10.4, $2.5, and $25.4, respectively, of expense related to completed or potential acquisitions. In 2012, those costs relate primarily to the integration of Refrigerated Dough, including professional services fees and a one-time finished goods inventory revaluation adjustment. In 2011, those expenses included primarily service fees related to the acquisition of Refrigerated Dough. In 2010, those expenses included professional services fees and a finished goods inventory revaluation adjustment related to the AIPC transaction, and severance costs related to all four 2010 acquisitions. These merger and integration costs were included in the consolidated statements of operations as follows:

	2012	2011	2010
Cost of goods sold	$1.6	$—	$3.9
Selling, general and administrative expenses	4.2	.6	—
Other operating expenses, net	4.6	1.9	21.5

	$10.4	$2.5	$25.4

Pro Forma Information

The following unaudited pro forma information presents Ralcorp’s results of operations as if the 2012 acquisitions had been completed as of the beginning of 2011 and the 2010 acquisitions had been completed as of the beginning of 2009. The acquirees’ pre-acquisition results have been added to Ralcorp’s historical results, and the totals have been adjusted for the pro forma effects of amortization of intangible assets recognized as part of the business combinations, interest expense (which assumes that debt is incurred for the purchase price at the Company’s weighted-average interest rate), and related income taxes. These pro forma results may not necessarily reflect the actual results of operations that would have been achieved, nor are they necessarily indicative of future results of operations.

	2012	2011	2010
Net sales	$4,395.1	$4,200.9	$3,606.9
Earnings from continuing operations	$59.0	$126.6	$109.0
Basic earnings per share	$1.07	$2.30	$1.98
Diluted earnings per share	$1.05	$2.27	$1.95

NOTE 5 – GOODWILL

The changes in the carrying amount of goodwill by reportable segment were as follows:

		Snacks,	Frozen
	Cereal	Sauces	Bakery
	Products	& Spreads	Products	Pasta	Total
Balance, September 30, 2010
Goodwill (gross)	$47.2	$293.5	$367.7	$522.7	$1,231.1
Accumulated impairment losses	—	(79.5)	—	—	(79.5)

Goodwill (net)	$47.2	$214.0	$367.7	$522.7	$1,151.6
Purchase price allocation adjust.	—	—	.1	11.4	11.5
Income tax adjustments	—	—	(.4)	—	(.4)
Currency translation adjustment	—	(.7)	(1.1)	—	(1.8)

Balance, September 30, 2011
Goodwill (gross)	$47.2	$292.8	$366.3	$534.1	$1,240.4
Accumulated impairment losses	—	(79.5)	—	—	(79.5)

Goodwill (net)	$47.2	$213.3	$366.3	$534.1	$1,160.9
Goodwill acquired	—	43.8	216.5	18.9	279.2
Impairment loss	(28.5)	—	—	—	(28.5)
Goodwill transfer	(9.0)	9.0	—	—	—
Currency translation adjustment	—	2.7	3.2	.1	6.0

Balance, September 30, 2012
Goodwill (gross)	$38.2	$348.3	$586.0	$553.1	$1,525.6
Accumulated impairment losses	(28.5)	(79.5)	—	—	(108.0)

Goodwill (net)	$9.7	$268.8	$586.0	$553.1	$1,417.6

Goodwill represents the excess of the cost of acquired businesses over the fair market value of their identifiable net assets. In the fourth quarter of 2011, Ralcorp adopted ASU No. 2011-8, “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” The Company conducts a goodwill impairment qualitative assessment during the fourth quarter of each year, beginning with 2011, following the annual budgeting process, or more frequently if facts and circumstances indicate that goodwill may be impaired. The goodwill impairment qualitative assessment requires an assessment of each reporting unit to determine if it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If adverse qualitative trends are identified that could negatively impact the fair value of the business, a “step one” goodwill impairment test is performed. The “step one” goodwill impairment test requires an estimate of the fair value of the reporting unit and certain assets and liabilities.

An assessment of goodwill is performed during the fourth quarter in conjunction with the annual forecasting process. In addition, goodwill is reassessed as needed when information becomes available that is believed to negatively impact the fair market value of a reporting unit. In the fourth quarter of 2012, a non-cash charge of $28.5 was recorded related to goodwill for the Bloomfield reporting unit in the Cereal Products segment. The Bloomfield reporting unit was impacted by the loss of a significant customer, which led to lower than expected earnings in 2012. The customer loss led to the closure of the Los Alamitos, California facility in the second quarter of 2012 which was expected to help offset the reduction in revenue. In the fourth quarter, a new management team over the Bloomfield business was named, which initiated a comprehensive business review. This review resulted in rationalizing the customer base to maximize profitability and ultimately resulted in terminating relationships with certain customers. These decisions, as well as reduced expectations for how quickly revenue could be replaced from lost customers, resulted in lowering the financial outlook for the business. Due to these reduced expectations, the fair value of the business was reduced resulting in the goodwill impairment. Estimated fair values of the reporting unit and its identifiable net assets were determined based on the results of a combination of valuation techniques including EBITDA multiples and expected present value of future cash flows using revised forecasts (Level 3 of the fair value hierarchy). In addition, specific customer relationship intangible assets became impaired because the relationships were terminated in the fourth quarter (see Note 1). In conjunction with the rescaling of the Bloomfield operations, production of certain cracker and cookie products was transferred to the Bremner reporting unit (included in Snacks,

Sauces and Spreads). As a result of this decision, goodwill of $9.0 was transferred from the Bloomfield reporting unit to the Bremner reporting unit.

The 2011 goodwill impairment assessment did not identify any reporting unit with an estimated fair value less than its carrying value.

During 2010, a goodwill impairment loss of $20.5 was recognized in the Snacks, Sauces & Spreads segment related to the Linette (chocolate) reporting unit, resulting in an adjusted goodwill balance of zero for this reporting unit. Factors culminating in the impairment included lower sales to a major customer, the inability to quickly replace the lost volume (including a decision by a major retailer to delay potential new product offerings), and changes in anticipated ingredient cost trends, leading to shortfalls in EBITDA relative to forecasts. Estimated fair values of the reporting unit and its identifiable net assets were determined based on the results of a combination of valuation techniques including EBITDA multiples and expected present value of future cash flows using revised forecasts.

These fair value measurements fell within Level 3 of the fair value hierarchy as described in Note 13. The goodwill impairment losses are aggregated with other intangible asset losses in “Impairment of intangible assets.”

NOTE 6 – INCOME TAXES

The provision for income taxes consisted of the following:

	2012	2011	2010
Current:
Federal	$76.5	$111.2	$105.8
State	8.1	19.6	.6
Foreign	2.1	1.1	1.0

	86.7	131.9	107.4

Deferred:
Federal	(16.3)	(34.2)	.6
State	(13.4)	(15.1)	(3.4)
Foreign	(3.4)	.4	.7

	(33.1)	(48.9)	(2.1)

Total provision for income taxes	$53.6	$83.0	$105.3

The foreign deferred income taxes shown above include benefits of operating loss carryforwards of $.4, $.2, and $7.7 in 2012, 2011, and 2010, respectively.

Income tax expense is included in the financial statements as follows:

	2012	2011	2010
Continuing operations	$39.1	$65.9	$38.0
Discontinued operations	14.5	17.1	67.3

	$53.6	$83.0	$105.3

A reconciliation of income taxes for continuing operations with amounts computed at the statutory federal rate follows:

	2012	2011	2010
Computed tax at federal statutory rate (35%)	$33.8	$67.3	$39.8
Non-deductible loss on investment in Post	17.1	—	—
Domestic production activities deduction	(5.5)	(4.6)	(4.8)
State income taxes, net of federal tax benefit	(5.0)	1.3	1.1
Adjustments to reserve for uncertain tax positions	.9	.7	.2
Other, net (none in excess of 5% of computed tax)	(2.2)	1.2	1.7

	$39.1	$65.9	$38.0

The effective tax rate for continuing operations was 40.4%, 34.3%, and 33.5% for fiscal 2012, 2011, and 2010, respectively. As shown in the related reconciliation above, the effective rate was significantly affected by the non-deductible accounting loss on the investment in Post Holdings, Inc. State income taxes for all three years, but especially fiscal 2012, were reduced by adjustments to deferred income tax assets and liabilities related to changes in blended state tax rates due to changes in apportionment and enacted future tax rates. Fiscal 2012 state deferred taxes reflect the benefit of approximately $3.5 of adjustments for enacted future changes in tax rates.

A reconciliation of income taxes on discontinued operations with amounts computed at the statutory federal rate follows:

	2012	2011	2010
Computed tax at federal statutory rate (35%)	$10.6	$(122.7)	$70.1
Non-deductible goodwill impairment	—	146.6	—
Non-deductible transaction costs	2.5	—	—
Domestic production activities deduction	(1.4)	(7.3)	(4.5)
State income taxes, net of federal tax benefit	.7	.4	1.8
Other, net (none in excess of 5% of computed tax)	2.1	.1	(.1)

	$14.5	$17.1	$67.3

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred tax assets (liabilities) of continuing operations were as follows:

	September 30, 2012			September 30, 2011
	Assets	Liabilities	Net	Assets	Liabilities	Net
Current:
Accrued liabilities	$11.5	$—	$11.5	$11.9	$—	$11.9
Inventories	7.7	—	7.7	2.1	—	2.1
Other items	—	(6.6)	(6.6)	1.7	—	1.7

	19.2	(6.6)	12.6	15.7	—	15.7

Noncurrent:
Property	—	(129.4)	(129.4)	—	(131.6)	(131.6)
Intangible assets	—	(221.0)	(221.0)	—	(238.6)	(238.6)
Pension and other postretirement benefits	21.6	—	21.6	22.0	—	22.0
Deferred and stock-based compensation	31.8	—	31.8	34.9	—	34.9
Insurance reserves	2.0	—	2.0	3.8	—	3.8
NOL and tax credit carryforwards	13.8	—	13.8	25.3	—	25.3
Other items	6.5	—	6.5	6.9	—	6.9

	75.7	(350.4)	(274.7)	92.9	(370.2)	(277.3)

Total deferred taxes	94.9	(357.0)	(262.1)	108.6	(370.2)	(261.6)
Valuation allowance (noncurrent)	(4.0)	—	(4.0)	(3.7)	—	(3.7)

Net deferred taxes	$90.9	$(357.0)	$(266.1)	$104.9	$(370.2)	$(265.3)

As of September 30, 2012, the Company had state operating loss carryforwards totaling approximately $50.7, of which approximately $4.3, $2.2, and $44.2 have expiration dates in 2013-2017, 2018-2022, and 2023-2032, respectively. As of September 30, 2012, the Company had state tax credit carryforwards totaling approximately $7.7, of which approximately $3.8 have no expiration date and $3.9 have expiration dates in 2012-2025.

As of September 30, 2012, the Company had foreign operating loss carryforwards totaling approximately $9.9, of which approximately $2.6 have no expiration date and approximately $7.3 have expiration dates in 2028-2031. Due to the uncertainty of the realization of certain tax carryforwards, the Company carried a valuation allowance against these carryforward benefits in the amount of approximately $.1 and $.7 as of September 30, 2012 and 2011, respectively, which were management’s estimates of the amounts of related deferred tax assets that were not more likely than not to be realized.

For each of fiscal years 2012, 2011, and 2010, total foreign income from continuing operations before income taxes was less than $10.0. The Company considers foreign earnings to be permanently invested outside of the United States and as a result has recorded a valuation allowance against the foreign tax credit for foreign taxes paid of $3.9, $3.0, and $3.2 as of September 30, 2012, 2011, and 2010, respectively.

Unrecognized tax benefits for uncertain tax positions and related accrued interest totaled approximately $2.0 at September 30, 2009. Along with minor adjustments in fiscal 2010, the Company recorded $2.7 for acquired businesses, resulting in a total reserve of $4.9 at September 30, 2010. Minor adjustments increased the total amount to approximately $5.6 as of September 30, 2011. Minor adjustments increased the total amount to approximately $6.5 as of September 30, 2012, all of which would affect the effective tax rate for continuing operations if recognized. Federal returns for tax years after September 30, 2008 remain subject to examination, along with various state returns for the past two to six years and various foreign returns for the past six years. Two state uncertainties are currently being addressed with state taxing authorities and are expected to be resolved within the next 12 months, so related unrecognized tax benefits totaling $1.3 were classified as “Other current liabilities” on the balance sheet as of September 30, 2012, while approximately $5.2 of unrecognized tax benefits were classified in “Other Liabilities.”

NOTE 7 – AMOUNTS RELATED TO PLANT CLOSURES AND RESTRUCTURING

During the quarter ended September 30, 2012, the Company announced plans to close the Delta, British Columbia manufacturing facility of the Frozen Bakery Products segment. Production was transferred to other plants within the Frozen Bakery Products segment. The project is expected to be completed by December 31, 2012.

During the quarter ended March 31, 2012, the leased manufacturing facility of the Bloomfield business in Los Alamitos, California was closed after relinquishing co-manufacturing business that did not meet minimum margin requirements. The Company has moved the majority of remaining production to, and is rescaling its co-manufacturing operations at, a nearby facility within the Cereal Products segment with the remainder of production moved to the Snacks, Sauces & Spreads segment. The project was substantially completed as of September 30, 2012.

Also during the quarter ended March 31, 2012, management finalized a plan to close the Poteau, Oklahoma manufacturing facility of the Snacks, Sauces & Spreads segment. The plant’s production of crackers and cookies have been transferred to the Company’s cracker and cookie plant in Princeton, Kentucky to realize cost savings through capacity rationalization. The project was substantially completed as of September 30, 2012, pending the sale of the property and equipment.

Property associated with plants in Billerica, Massachusetts and Blue Island, Illinois (closed in 2008 and 2007, respectively) were sold in September 2012 and November 2012 (fiscal 2013), respectively. During 2012, the Company continued to incur impairment losses resulting from declines in the real estate market, as well as continuing costs of ownership.

During the quarter ended June 30, 2011, the Richmond Hill, Ontario manufacturing facility of the Frozen Bakery Products segment was closed to realize cost savings through capacity rationalization. The closure was substantially completed by September 30, 2011.

Amounts related to plant closures are shown in the following table. Costs are recognized in “Other operating expenses” in the statements of operations, and are not included in the measure of segment performance for any segment. There were no significant liability balances related to plant closure activities at September 30, 2012 or September 30, 2011.

	Year Ended			Cumulative	Total
	September 30,			as of	Expected to
	2012	2011	2010	Sept. 30, 2012	be Incurred
Los Alamitos:
Employee termination benefits	$.6	$—	$—	$.6	$.6
Losses on property	4.8	—	—	4.8	4.8
Other associated costs	5.6	—	—	5.6	5.7

Total Los Alamitos	11.0	—	—	11.0	11.1

Poteau:
Employee termination benefits	1.9	—	—	1.9	1.9
Losses on property	6.3	—	—	6.3	6.3
Other associated costs	.9	—	—	.9	1.8

Total Poteau	9.1	—	—	9.1	10.0

Richmond Hill:
Employee termination benefits	—	.8	—	.8	.8
Losses on property	—	.3	—	.3	.3
Other associated costs	—	1.0	—	1.0	1.0

Total Richmond Hill	—	2.1	—	2.1	2.1

Delta:
Employee termination benefits	1.3	—	—	1.3	1.5
Losses on property	1.0	—	—	1.0	1.0
Other associated costs	—	—	—	—	2.3

Total Delta	2.3	—	—	2.3	4.8

Billerica and Blue Island:
Losses on property	.4	1.2	1.7	3.3	3.3
Other associated costs	.8	.8	.8	7.6	7.6

Total Billerica and Blue Island	1.2	2.0	2.5	10.9	10.9

	$23.6	$4.1	$2.5	$35.4	$38.9

In July 2012, the Company initiated a strategic restructuring to improve organizational effectiveness and reduce costs. Amounts related to restructuring charges are shown in the following table. Of the total $13.4 recorded, $2.3 is included in “Selling, general and administrative expenses” and $11.1 is included in “Other operating expenses, net” in the statement of operations. These amounts are not included in the measure of segment performance for any segment. Of the total $9.7 of employee termination benefits recognized, $5.3 has been paid and $4.4 is included in “Other current liabilities” in the consolidated balance sheet as of September 30, 2012.

	Year Ended	Cumulative as of	Total
	September 30,	September 30,	Expected to
	2012	2012	be Incurred
Employee termination benefits
Corporate	$2.1	$2.1	$2.4
Cereal Products	2.5	2.5	3.5
Snacks, Sauces & Spreads	2.1	2.1	3.0
Frozen Bakery Products	1.0	1.0	1.0
Pasta	2.0	2.0	4.9

Total employee termination benefits	9.7	9.7	14.8

Accelerated other compensation
Corporate	2.3	2.3	3.0

Total accelerated other compensation	2.3	2.3	3.0

Losses on software
Pasta	1.3	1.3	1.3

Total losses on software	1.3	1.3	1.3

Other associated costs
Corporate	.1	.1	.1
Snacks, Sauces & Spreads	—	—	1.8
Pasta	—	—	5.0

Total other associated costs	.1	.1	6.9

	$13.4	$13.4	$26.0

NOTE 8 – EARNINGS (LOSS) PER SHARE

Securities that could potentially dilute basic earnings (loss) per share in the future that were not included in the computation of diluted earnings (loss) per share because to do so would have been antidilutive were 453,500, zero, and 911,400 stock appreciation rights for years 2012, 2011, and 2010, respectively.

NOTE 9 – SUPPLEMENTAL EARNINGS AND CASH FLOW INFORMATION

	2012	2011	2010
Repair and maintenance expenses	$95.5	$87.6	$78.6
Advertising and promotion expenses	$20.7	$16.8	$13.4
Research and development expenses	$18.8	$16.0	$13.4
Interest paid	$131.3	$136.3	$107.2
Income taxes paid, net of refunds	$64.1	$114.9	$153.5
Cash received from the exercise of stock options	$7.4	$7.6	$5.6
Tax benefits realized from exercised stock options and similar awards	$9.9	$5.9	$3.8
Non-cash investing and financing transactions for:
Spin-off of Post cereals business	$1,010.7	$—	$—
Disposition of retained investment in Post	$166.2	$—	$—

NOTE 10 – SUPPLEMENTAL BALANCE SHEET INFORMATION

	September 30,
	2012	2011
Receivables, net
Trade	$326.9	$288.8
Other	47.0	62.9

	373.9	351.7
Allowance for doubtful accounts	(1.8)	(2.1)

	$372.1	$349.6

Inventories
Raw materials and supplies	$176.9	$184.7
Finished products	255.6	239.4

	$432.5	$424.1

Accounts Payable
Trade	$209.8	$203.2
Book cash overdrafts	66.4	63.7
Other items	16.5	17.5

	$292.7	$284.4

Other Current Liabilities
Advertising and promotion	$21.9	$25.2
Compensation	48.1	42.5
Derivative liabilities	10.6	53.1
Other items	92.7	71.3

	$173.3	$192.1

NOTE 11 – ALLOWANCE FOR DOUBTFUL ACCOUNTS

	2012	2011	2010
Balance, beginning of year	$2.1	$.8	$.4
Provision charged to expense	(.3)	—	(.3)
Write-offs, less recoveries	.3	(.1)	.4
Transfers to/from Ralcorp Receivables Corporation	(.3)	1.4	.3

Balance, end of year	$1.8	$2.1	$.8

NOTE 12 – DERIVATIVE FINANCIAL INSTRUMENTS AND HEDGING

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

The Post cereals business participated in Ralcorp’s hedging program before the Spin-Off. The fair value of the derivative instruments has not been reflected as assets or liabilities of discontinued operations as of September 30, 2011 because Post was not legally a party to the underlying derivative instruments and because there are no significant instruments that were allocable only to Post. As of September 30, 2011, the amount of Ralcorp’s net derivative asset (liability) that was related to Post was approximately $(10). The derivative effects of hedging allocated to Post (and included in earnings from discontinued operations on the statements of operations) for 2012, 2011 and 2010 were losses of $2.0, $13.6 and $.9, respectively. Amounts related to Post are included in the amounts disclosed in the rest of this note. As of the Spin-Off date, Post no longer participated in the Ralcorp derivative instrument program and no net derivative liability or asset was outstanding.

As of September 30, 2012, the Company’s derivative instruments consisted of commodity contracts (options, futures, and swaps) used as cash flow hedges on purchases of raw materials (ingredients and packaging) and energy (fuel), foreign currency forward contracts used as cash flow hedges on receipts of foreign currency-denominated accounts receivable and a cross-currency rate swap used as a hedge of foreign exchange effects of an intercompany loan. Certain derivatives do not meet the criteria for cash flow hedge accounting or simply are not designated as hedging instruments; nonetheless, they are used to manage the future cost of raw materials or other risks. The following table shows the notional amounts of derivative instruments held.

	Sept. 30,	Sept. 30,
	2012	2011
Raw materials (thousands of pounds)	210,314	1,395,470
Natural gas (thousands of MMBTUs)	—	3,885
Other fuel (thousands of gallons)	7,040	12,966
Currency (thousands of dollars)	49,290	83,250

The following table shows the fair value and balance sheet location of the Company’s derivative instruments as of September 30, 2012 and 2011, along with the portion designated as hedging instruments under ASC Topic 815.

	Fair Value		Portion Designated as Hedging Instruments
	2012	2011	2012	2011	Balance Sheet Location
Asset Derivatives:
Commodity contracts	$3.6	$.3	$.1	$.3	Prepaid expenses and other current assets
Foreign exchange contracts	1.1	—	1.1	—	Prepaid expenses and other current assets

	$4.7	$.3	$1.2	$.3

Liability Derivatives:
Commodity contracts	$9.2	$49.0	$.1	$14.7	Other current liabilities
Foreign exchange contracts	1.4	4.1	—	4.1	Other current liabilities

	$10.6	$53.1	$.1	$18.8

The following tables illustrate the effects of the Company’s derivative instruments on the consolidated statement of operations (“Earnings”) and other comprehensive income (“OCI”) for the years ended September 30, 2012 and 2011.

					Gain (Loss)
			Gain (Loss)		Recognized in
	Amount of Gain		Reclassified from		Earnings [Ineffective
	(Loss) Recognized		Accumulated OCI		Portion and Amount
Derivatives in	in OCI		into Earnings		Excluded from
ASC Topic 815 Cash Flow	[Effective Portion]		[Effective Portion]		Effectiveness Testing]
Hedging Relationships	2012	2011	2012	2011	2012	2011	Location in Earnings
Commodity contracts	$(2.4)	$9.4	$(15.5)	$33.3	$.4	$2.5	Cost of goods sold
Foreign exchange contracts	4.5	(1.2)	(.2)	3.5	—	—	SG&A
Interest rate contracts	—	—	(1.5)	(1.5)	—	—	Interest expense, net

	$2.1	$8.2	$(17.2)	$35.3	$.4	$2.5

Derivatives in	Amount of Gain (Loss)
ASC Topic 815 Fair Value	Recognized in Earnings		Location of Gain (Loss)
Hedging Relationships	2012	2011	Recognized in Earnings
Commodity contracts	$—	$(.1)	Cost of goods sold
Interest rate contracts	—	.2	Interest expense, net

Derivatives Not Designated	Amount of Gain (Loss)
as Hedging Instruments	Recognized in Earnings		Location of Gain (Loss)
Under ASC Topic 815	2012	2011	Recognized in Earnings
Commodity contracts	$.2	$(28.9)	Cost of goods sold
Foreign exchange contracts	$1.4	—	SG&A

Approximately $1.8 of the net cash flow hedge losses reported in accumulated OCI at September 30, 2012 is expected to be reclassified into earnings within the next twelve months. For gains or losses associated with commodity contracts, the reclassification will occur when the products produced with hedged materials are sold. For gains or losses associated with foreign exchange contracts, the reclassification will occur as hedged foreign currency-denominated accounts receivable are received. For gains or losses associated with interest rate swaps, the reclassification occurs on a straight-line basis over the term of the related debt.

Certain of the Company’s derivative instruments contain provisions that require the Company to post collateral when the derivatives in liability positions exceed a specified threshold, and others require collateral even when the derivatives are in asset positions. The aggregate fair value of all derivative instruments with credit-risk-related contingent features that were in a liability position on September 30, 2012 and 2011 was $8.8 and $3.9, respectively, and the related collateral posted was $.4 and $8.2, respectively.

NOTE 13 – FAIR VALUE MEASUREMENTS

The tables below present information as of September 30, 2012 and 2011, respectively, regarding the Company’s financial assets and liabilities measured at fair value on a recurring basis and indicate the level within the fair value hierarchy of the valuation techniques utilized to determine such fair value. As of these dates, the Company did not have holdings of Level 3 financial assets and liabilities.

	September 30, 2012			September 30, 2011
	Total	Level 1	Level 2	Total	Level 1	Level 2
Assets
Marketable securities	$4.5	$4.5	$—	$8.2	$8.2	$—
Investment in Post Holdings, Inc.	40.4	—	40.4	—	—	—
Derivative assets	4.7	—	4.7	.3	—	.3
Deferred compensation investment	23.7	23.7	—	22.9	22.9	—

	$73.3	$28.2	$45.1	$31.4	$31.1	$.3

Liabilities
Derivative liabilities	$10.6	$—	$10.6	$53.1	$—	$53.1
Deferred compensation liabilities	29.7	—	29.7	36.5	—	36.5

	$40.3	$—	$40.3	$89.6	$—	$89.6

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

Level 1 –	Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. An active market for the asset or liability is one in which transactions for the asset or liability occur with sufficient frequency and volume to provide ongoing pricing information.

Level 2 –	Inputs are quoted prices of similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived principally from or corroborated by observable market data.

Level 3 –	Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

The Company’s marketable securities consist of U.S. Treasury Bills. Fair value for marketable securities is measured using the market approach based on quoted prices in active markets.

The fair value of the Investment in Post Holdings, Inc. is determined using the quoted market price of the security as adjusted for its restricted characteristics, as are more fully discussed in Note 14. The Company transferred the fair value of this asset from Level 1 into Level 2 of the fair value hierarchy as of the end of the reporting period due to the incurrence of these restrictions.

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

The carrying amounts reported on the consolidated balance sheets for cash and cash equivalents, receivables and accounts payable approximate fair value because of the short maturities of these financial instruments. The carrying amount of the Company’s variable rate long-term debt (Note 14) approximates fair value because the interest rates are adjusted to market frequently. Based on the discounted amount of future cash flows using Ralcorp’s incremental rate of borrowing for similar debt (Level 2), the Company’s fixed rate debt (which had a carrying amount of $1,940.9 as of September 30, 2012 and $1,951.6 as of September 30, 2011) had an estimated fair value of $2,321.0 as of September 30, 2012 and $2,070.1 as of September 30, 2011.

NOTE 14 – DEBT AND OTHER FINANCING ARRANGEMENTS

Short-Term Debt

The Company has an agreement to sell, on an ongoing basis, all of the trade accounts receivable of certain of its subsidiaries to its wholly owned, bankruptcy-remote subsidiary Ralcorp Receivables Corporation (“RRC”). As of September 30, 2012, the accounts receivable of AIPC, Bloomfield Bakers, Medallion Foods, Petri Baking Products, and foreign subsidiaries had not been incorporated into the agreement. RRC can in turn sell up to $115.0 of ownership interests in qualifying receivables to bank commercial paper conduits. Ralcorp continues to service the receivables (with no significant servicing assets or liabilities) and remits collections to RRC, who remits the appropriate portion to the conduits as part of a monthly net settlement including the sale of an additional month of receivables. This agreement, which expires in May 2014, is subject to the same financial covenants as those noted for the Revolving Credit Facility (see below). As of September 30, 2012, outstanding funding from the receivables securitization was zero. As of September 30, 2011, outstanding funding from the receivables securitization was $105.0 at a weighted-average interest rate of 1.22%. Interest incurred on the funding received from the conduits totaled $.3 and $1.5 for the years ended September 30, 2012 and 2011, respectively.

On October 3, 2011, the Company entered into a credit agreement consisting of a $550.0 term loan. Borrowings under the agreement incur interest at the Company’s choice of either (1) LIBOR plus the applicable margin rate or (2) the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate, (c) the “Adjusted LIBOR Rate” plus 1%. Ralcorp repaid these borrowings in conjunction with the Spin-Off and terminated this agreement on January 20, 2012.

On August 30, 2012, the Company entered into a credit agreement (the “New Credit Facility”) with certain financial institutions whereby a $250.0 term loan was advanced to the Company, the proceeds of which were used by Ralcorp for general corporate purposes. Borrowings under the New Credit Facility bear interest at the Company’s choice of (i) Adjusted LIBOR Rate, as defined by the agreement, plus a margin, ranging from 1.5% to 2.0%, or (ii) an Alternate Base Rate, as defined by the agreement, plus a margin, ranging from 0.5% to 1.0% depending on the Company’s debt ratings. These borrowings are fully and unconditionally guaranteed on a joint and several basis by most of Ralcorp’s domestic subsidiaries and further collateralized by 65% of the stock of Ralcorp’s indirectly wholly owned foreign subsidiaries. The New Credit Facility contains certain representations, warranties, covenants and conditions customary to credit facilities of this nature. On September 27, 2012, the Company entered into an agreement to fully repay this loan in exchange for approximately 6.8 million shares of Post common stock, initially retained by the Company at the time of the Spin-Off, plus $43.3 in cash. At September 30, 2012, approximately 1.3 million shares of Post common stock had not yet been exchanged in satisfaction of $40.4 in remaining debt outstanding on the New Credit Facility. On October 3, 2012 (fiscal 2013), the final transfer of Post common stock was completed in full satisfaction of the debt outstanding and the New Credit Facility was terminated. As a result of entering into this exchange agreement, the Company recorded a loss in continuing operations on the disposition of its investment in Post Holdings, Inc. of $48.9 in 2012, which includes approximately $8.4 of related banking and legal fees accrued at September 30, 2012 and paid in cash on October 3, 2012.

On July 27, 2010, the company entered into a credit agreement consisting of a $300 revolving credit facility (the “Revolving Credit Facility”) and a $200 term loan (the “2010 Term Loan”). Borrowings under these agreements incur interest at the Company’s choice of either (1) LIBOR plus the applicable margin rate or (2) the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate, (c) the Adjusted LIBOR Rate plus 1%. Borrowings on the Revolving Credit Facility, which were classified as long-term, were $19.9 at September 30, 2011. The 2010 Term Loan was fully repaid in 2012 in conjunction with the Spin-Off. On May 1, 2012, the Company amended and restated the Revolving Credit Agreement to extend the agreement to May 1, 2017 and at a lower cost. Borrowings under the Revolving Credit Facility, as amended, bear interest at LIBOR or, at Ralcorp’s option, an Alternate Base

Rate (as defined in the agreement), plus a margin, ranging from 1.125% to 1.75% for LIBOR-based loans and from 0.125% to 0.75% for Alternate Base Rate-based loans, depending upon Ralcorp’s Leverage Ratio. Such borrowings are unconditionally guaranteed by most of its existing and subsequently acquired or organized domestic subsidiaries and further secured by the pledge of 65% of the equity interests of Ralcorp’s first-tier material foreign subsidiaries. It calls for a commitment fee calculated as a percentage (ranging from 0.15% to 0.275%) of the unused portion, and contains certain representations, warranties, covenants, and conditions customary to credit facilities of this nature. The financial covenants, as amended per below, include requirements that EBIT be at least 2.75 times Consolidated Interest Expense (“Interest Expense Coverage Ratio”) and that Total Debt not exceed 3.75 times Adjusted EBITDA (“Leverage Ratio”) (each term as defined in the agreement). There were no borrowings outstanding on the Revolving Credit Facility, as amended, at September 30, 2012. On November 27, 2012, we entered into a waiver and amendment to our Revolving Credit Facility due to our failure to achieve a minimum Interest Expense Coverage Ratio of 3.00 for the quarter ended September 30, 2012. Among other things, the amendment reduced the minimum Interest Expense Coverage Ratio to 2.75 for a future measurement periods. The Company is in compliance with all debt covenants.

In conjunction with the acquisition of Gelit (see Note 4), the Company assumed $1.3 of debt due to a financial institution with a maturity of August 2013.

Long-Term Debt

Long-term debt consisted of the following at September 30:

	September 30,
	2012	2011
5.43% Senior Notes, Series C, due 2013	$50.0	$50.0
4.76% Senior Notes, Series D, due 2013	21.4	32.1
5.57% Senior Notes, Series E, due 2015	100.0	100.0
5.43% Senior Notes, Series F, due 2016	75.0	75.0
5.56% Senior Notes, Series I-1, due 2019	75.0	75.0
5.58% Senior Notes, Series I-2, due 2019	25.0	25.0
5.93% Senior Notes, Series J, due 2022	100.0	100.0
7.29% Senior Notes, due 2018	577.5	577.5
Floating Rate Senior Notes, due 2018 (1)	20.0	20.0
7.39% Senior Notes, due 2020	67.0	67.0
7.45% Senior Notes, Series 2009A, due 2019	50.0	50.0
7.6% Senior Notes, Series 2009B, due 2021	50.0	50.0
4.95% Senior Notes, due 2020	300.0	300.0
6.625% Senior Notes, due 2039	450.0	450.0
2010 Term Loan, due 2015	—	190.0
$300 Revolving Credit Facility	—	19.9

	$1,960.9	$2,181.5
Plus: Unamortized premium (discount), net	3.0	3.1
Plus: Unamortized adjustment related to interest rate fair value hedge (2)	15.9	18.6
Less: Current portion	(85.7)	(30.7)

	$1,894.1	$2,172.5

(1)	The 2018 Floating Rate Notes incur interest at a rate of 3-month LIBOR plus 2.54%, adjusted quarterly, and mature on August 15, 2018.
(2)	In 2011, an $18.8 gain on an interest rate swap designated as a fair value hedge of the 7.29% Senior Notes was recorded as an increase in the carrying value of the debt and is being amortized to reduce interest expense over the remaining term.

All of the Company’s long-term debt agreements represent unsecured obligations that are fully and unconditionally guaranteed on a joint and several basis by most of Ralcorp’s domestic subsidiaries and further collateralized by 65% of the stock of Ralcorp’s indirectly wholly owned foreign subsidiaries. These debt agreements also contain certain representations, warranties, covenants, and conditions customary to agreements of this nature.

The Series C, D, E, F, I, J, 2009A and 2009B Senior Notes, along with the 7.29% Senior Notes, the 7.39% Senior Notes and the Floating Rate Senior Notes, (collectively, the “Senior Notes”) are subject to certain financial covenants that limit Ralcorp's ability and the ability of Ralcorp’s subsidiaries to, among other things: cause Ralcorp’s Leverage Ratio to exceed 3.5 to 1 at the end of any fiscal quarter or for more than four consecutive quarters but in no case cause Ralcorp’s Leverage Ratio to exceed 3.75 to 1 at the end of any single fiscal quarter, cause Ralcorp’s consolidated Adjusted Net Worth to fall below a specified amount; incur priority debt in an amount exceeding 15% of Ralcorp’s consolidated Adjusted Net Worth; sell assets, including the stock of its subsidiaries; create certain liens; engage in transactions with affiliates; merge or consolidate with other entities; change the nature of its business or violate foreign assets control regulations (each term as defined in the agreement). These covenants are subject to important exceptions and qualifications set forth in the Senor Notes indenture. If these covenants are violated and cannot be remedied within the 30 days allowed, the debt holders may choose to declare any outstanding notes to be immediately due and payable. Further, our agreement requires the payment of additional interest in the amount of 1.00% in the event that the Company’s 6.625% Senior Notes due August 15, 2039 fail to have an investment grade rating from at least two of the rating agencies.

The 4.95% and 6.625% Senior Notes, which are publically traded (collectively, the “Registered Notes”), are not subject to the above financial covenants.

The Company is in compliance with all debt covenants.

As of September 30, 2012, aggregate maturities of long-term debt are as follows: $85.7 in 2013, $60.7 in 2014, $33.3 in 2015, $100.0 in 2016, $33.3 in 2017, and $1,647.9 thereafter. As of September 30, 2012, management expects to reduce debt as scheduled over the next 12 months, so the current portion has been classified in “Other current liabilities” on the consolidated balance sheet.

As of September 30, 2012 and 2011, the Company had $21.1 and $24.6, respectively, in letters of credit and surety bonds outstanding with various financial institutions, principally related to self-insurance requirements.

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

Two of the Company’s subsidiaries are subject to three lawsuits brought by former employees currently pending in separate California state courts alleging, among other things, that employees did not receive statutorily mandated meal breaks resulting in incorrect payment of wages, inaccurate wage statements, unpaid overtime and incorrect payments to terminated employees. Each of these suits was filed as a class action and seeks to include in the class certain current and former employees of the respective subsidiary involved. In each case, the plaintiffs are seeking unpaid wages, interest, attorneys’ fees, compensatory and other monetary damages, statutory penalties, and injunctive relief. No determination has been made by any court regarding class certification. In April 2012, Ralcorp agreed with the plaintiffs and a third party staffing agency formerly used by the Company to the terms of a proposed settlement with respect to these suits, and in September 2012, the parties entered into a global settlement with respect to these claims. Under the terms of the settlement, the Company has agreed to pay $4.4 in order to resolve these claims. Ralcorp accrued $4.4 related to the settlement during the quarter ended March 31, 2012. Under the terms of the settlement, however, it is possible that up to $1.5 could be returned to the Company depending upon the number of current and former employees who participate in the settlement. On October 22, 2012, the court preliminarily approved the settlement, and the final approval has been set for March 26, 2013, at which time the case is expected to be dismissed.

In May 2009, a customer notified the Company that it was seeking to recover out-of-pocket costs and damages associated with the customer’s recall of certain peanut butter-based products. The customer recalled those products in January 2009 because they allegedly included ingredients that had the potential to be contaminated with salmonella. The customer’s recall stemmed from the U.S. Food and Drug Administration and other authorities’ investigation of Peanut Corporation of America, which supplied the Company with peanut paste and other ingredients. In accordance with the Company’s contractual arrangements with the customer, the parties submitted these claims to mediation. In January 2011, the Company resolved all pending contractual and other claims, resulting in a payment by the Company of $5.0 and an obligation to pay an additional $5.0, subject to the customer’s completion of certain contractual obligations through February 2013. The Company accrued $7.5 in the year ended September 30, 2010 based on early estimates of the settlement amount, and accrued an additional $2.5 in the quarter ended December 31, 2010 (fiscal 2011).

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

Lease Commitments

Future minimum rental payments under noncancelable operating leases in effect as of September 30, 2012 were $10.3, $10.4, $8.8, $7.8, $6.6, and $24.8 for 2013, 2014, 2015, 2016, 2017, and thereafter, respectively.

Rent expense for all operating leases was $20.6, $19.2, and $18.0 in 2012, 2011, and 2010, respectively, net of sublease income of zero, zero, and $.1 in 2012, 2011, and 2010, respectively.

NOTE 16 – POSTRETIREMENT BENEFITS

The Company sponsors qualified and supplemental noncontributory defined benefit pension plans, defined contribution retirement plans, and other postretirement benefit plans for certain of its employees. The Company uses its fiscal year end as the measurement date for the plans. Ralcorp also contributes to various multiemployer pension plans on behalf of its employees.

Pension and Other Postretirement Benefits

The following table provides a reconciliation of the changes in the plans’ benefit obligations and fair value of assets over the two-year period ended September 30, 2012, and a statement of the funded status and amounts recognized in the consolidated balance sheets as of September 30 of both years.

	Pension Benefits		Other Benefits
	2012	2011	2012	2011
Change in benefit obligation
Benefit obligation at beginning of year	$250.5	$221.4	$36.9	$32.7
Service cost	2.6	2.5	.1	—
Interest cost	11.5	11.7	1.7	1.7
Actuarial loss	23.6	26.0	(.8)	3.6
Benefits paid	(10.7)	(11.1)	(1.3)	(1.4)
Medicare reimbursements	—	—	.2	.2
Acquisitions	—	—	.7	—
Currency translation	—	—	—	.1

Benefit obligation at end of year	$277.5	$250.5	$37.5	$36.9

Change in fair value of plan assets
Fair value of plan assets at beginning of year	$228.8	$204.7	$—	$—
Actual return on plan assets	39.4	16.0	—	—
Employer contributions	.7	19.2	1.1	1.2
Medicare reimbursements	—	—	.2	.2
Benefits paid	(10.7)	(11.1)	(1.3)	(1.4)

Fair value of plan assets at end of year	$258.2	$228.8	$—	$—

Funded status	$(19.3)	$(21.7)	$(37.5)	$(36.9)

Amounts recognized in assets or liabilities
Other current liabilities	$(.6)	$(.6)	$(2.1)	$(2.1)
Other liabilities	(18.7)	(21.1)	(35.4)	(34.8)

Net amount recognized	$(19.3)	$(21.7)	$(37.5)	$(36.9)

Amounts recognized in accumulated other comprehensive loss
Net actuarial loss	$83.1	$98.4	$5.9	$18.3
Prior service cost	—	—	.1	.2

Total	$83.1	$98.4	$6.0	$18.5

Weighted-average assumptions used to determine benefit obligation
Discount rate	4.10%	4.77%	4.03%	4.61%
Rate of compensation increase	3.00%	3.00%	3.00%	3.00%

The accumulated benefit obligation for the pension plans was $271.3 and $244.3 at September 30, 2012 and 2011, respectively, which exceeded the fair value of plan assets.

The following tables provide the components of net periodic benefit cost for the plans and amounts recognized in other comprehensive income. The estimated net actuarial loss and prior service cost expected to be reclassified from accumulated other comprehensive loss into net periodic benefit cost during 2013 related to pension is $8.9 and zero, respectively. The corresponding amounts related to other benefits are $.2 and $.1, respectively.

	Pension Benefits			Other Benefits
	2012	2011	2010	2012	2011	2010
Components of net periodic benefit cost
Service cost	$2.6	$2.5	$2.4	$.1	$—	$.1
Interest cost	11.5	11.7	11.9	1.7	1.7	1.7
Expected return on plan assets	(19.6)	(17.2)	(14.7)	—	—	—
Recognized net actuarial loss	6.5	4.6	3.5	.3	.1	—
Recognized prior service cost	—	—	—	.1	.1	—

Net periodic benefit cost	$1.0	$1.6	$3.1	$2.2	$1.9	$1.8

Weighted-average assumptions used to determine net benefit cost
Discount rate	4.62%	5.40%	6.00%	4.81%	5.40%	6.00%
Rate of compensation increase	3.00%	3.25%	3.25%	3.00%	3.25%	3.25%
Changes in plan assets and benefit obligation recognized in other comprehensive income
Net loss (gain)	$3.8	$27.2	$13.0	$(.8)	$3.6	$2.9
Recognized loss	(6.5)	(4.6)	(3.5)	(.2)	(.1)	—
Prior service cost	—	—	—	(.1)	—	.3
Effect of separation of Post	(12.6)	—	—	(11.3)	—	—

Total recognized in other comprehensive income (before tax effects)	$(15.3)	$22.6	$9.5	$(12.4)	$3.5	$3.2

The asset allocations for Ralcorp’s pension plans as of September 30, 2012 and 2011, and the target allocation range for fiscal year 2013 by asset category, are as follows:

	Target Allocation	Percentage of Plan Assets as of September 30,
	2013	2012	2011
Asset category:
Equity securities	45%-55%	51%	49%
Fixed income securities	35%-45%	38%	42%
Real assets	5%-15%	8%	7%
Other	2%-5%	3%	2%

		100%	100%

Passive index funds		78%	78%

The expected long-term rate of return on these plan assets was 8.5% in fiscal year 2012 and 8.75% in fiscal years 2011 and 2010. The expected return on pension plan assets is based on historical and projected rates of return for current and planned asset classes in the plan’s investment portfolio, using the target allocation. The allocation guidelines were established based on the Company’s determination of the appropriate risk posture and long-term objectives.

The following table represents the pension plan’s assets measured at fair value on a recurring basis and the basis for that measurement (for more information on the fair value framework in ASC Topic 820, refer to Note 13):

	September 30, 2012				September 30, 2011
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Mutual funds:
Equities	$132.6	$—	$132.6	$—	$111.1	$—	$111.1	$—
Fixed income	98.8	—	98.8	—	95.5	—	95.5	—
Real assets	20.5	—	20.5	—	16.4	—	16.4	—

	251.9	—	251.9	—	223.0	—	223.0	—
Cash and cash equivalents	.4	—	.4	—	.5	.5	—	—
Partnership/joint venture interests	6.6	—	—	6.6	5.2	—	—	5.2

	$258.9	$—	$252.3	$6.6	$228.7	$.5	$223.0	$5.2

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

	September 30,
	2012	2011
Balance, beginning of year	$5.2	$4.5
Total gains or losses (realized/unrealized)	1.0	1.0
Purchases, sales, issuances, and settlements, net	.4	(.3)

Balance, end of year	$6.6	$5.2

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

For September 30, 2012 measurement purposes, the assumed annual rate of increase in the future per capita cost of covered health care benefits for 2013 was 9.5% and 6.8% for participants under the age of 65 and over the age of 65, respectively, declining gradually to an ultimate rate of 5% for 2022 and beyond. For September 30, 2011 measurement purposes, the assumed annual rate of increase in the future per capita cost of covered health care benefits for 2013 was 10% and 7% for participants under the age of 65 and over the age of 65, respectively, declining gradually to an ultimate rate of 5% for 2022 and beyond. A 1% change in assumed health care cost trend rates would have resulted in the following changes in the accumulated postretirement benefit obligation and in the total service and interest cost components for 2012.

	Increase	Decrease
Effect on postretirement benefit obligation	$2.5	$(2.4)
Effect on total service and interest cost	$.1	$(.1)

As of September 30, 2012, expected future benefit payments and related federal subsidy receipts (Medicare Part D) in the next ten fiscal years were as follows:

						2018-
	2013	2014	2015	2016	2017	2022
Pension benefits	$11.6	$12.2	$12.8	$13.7	$14.0	$84.6
Other benefits	$2.3	$2.3	$2.4	$2.4	$2.5	$13.3
Subsidy receipts	$.2	$.2	$.2	$.2	$.2	$1.2

Other than those made as benefit payments in unfunded plans and participant contributions, no significant contributions are currently expected to be paid to the plans during fiscal 2013.

Defined Contribution Plans

Ralcorp sponsors defined contribution [401(k)] plans under which it makes matching and profit sharing contributions. The costs of these plans were $11.2, $10.1, and $9.7 for the years ended September 30, 2012, 2011, and 2010, respectively.

Multiemployer Pension and Other Benefit Plans

Ralcorp contributes to a number of multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover its union-represented employees. The risks of participating in these multiemployer plans are different from single-employer plans in the following aspects:

•	Assets contributed to the multiemployer plan by one employer may be used to provide benefits to employees of other participating employers.

•	If a participating employer stops contributing to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers.

•

If Ralcorp chooses to stop participating in some of its multiemployer plans, Ralcorp may be required to pay those plans an amount based on the underfunded status of the plan, referred to as a withdrawal liability.

Ralcorp’s participation in these plans for the annual period ended September 30, 2012, is outlined in the table below. The “EIN/Pension Plan Number” column provides the Employee Identification Number (“EIN”) and the three-digit plan number, if applicable. Unless otherwise noted, the most recent Pension Protection Act (“PPA”) zone status available in Ralcorp’s fiscal 2012 and 2011 is for the plan’s year end at December 31, 2011 and December 31, 2010, respectively. The PPA zone status is based on information that Ralcorp received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent funded, and plans in the green zone are at least 80 percent funded. The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented. The last column lists the expiration date(s) of the collective-bargaining agreement(s) to which the plans are subject. Ralcorp acquired subsidiaries during fiscal year 2012 that affect the comparability of years shown for the Bakery & Confectionery Union & Industry International Pension Fund, the RWDSU International Pension Plan and the Central States, Southeast and Southwest Areas Pension Fund.

		Pension							Expiration Date
		Protection Act		FIP/RP Status	Contributions			Sur-	of Collective-
	EIN/Pension	Zone Status		Pending/	by Ralcorp			charge	Bargaining
Pension Fund	Plan Number	2012	2011	Implemented	2012	2011	2010	Imposed	Agreement
Bakery & Confectionery Union & Industry Internat’l Pension Fund	52-6118572, 001	Red	Green	RP Pending	$1.9	$.3	$.3	Yes	(1)
NCF&O National Pension Fund (2)	52-6085445, 003	Yellow	Yellow	FIP Implemented	.9	.8	.8	No	November 19, 2015
RWDSU International Pension Plan	63-0708442, 001	Green	Green	No	.3	—	—	No	June 16, 2013
Central States, Southeast and Southwest Areas Pension Fund	36-6044243, 001	Red	Red	RP Implemented	.2	—	—	No	March 23, 2013

					$3.3	$1.1	$1.1

(1)	Ralcorp is party to three collective-bargaining agreements that require contributions to the Bakery & Confectionery Union & Industry International Pension Fund. The three current agreements expire December 8, 2012, May 18, 2013, and July 23, 2016.
(2)	For the plan years ended December 31, 2011, 2010 and 2009, contributions by Ralcorp represented more than 5% the total contributions, as listed in the plan’s Forms 5500.

The Company contributed to a multiemployer plan that provides postretirement benefits other than pensions. The amounts contributed during the fiscal years ended September 30, 2012, 2011, and 2010 were $.5, $.1, and $.1, respectively. The Company acquired a subsidiary during fiscal year 2012 that affects the comparability of contributions from 2011 to 2012. The plan provides medical benefits to active employees and retirees covered by three separate collective-bargaining agreements.

NOTE 17 – SHAREHOLDERS’ EQUITY

In 2012, the Company repurchased 510,000 shares of its common stock at a total cost of $33.7. In 2012 and 2011, 36,942 and 12,248 shares, respectively, were forfeited back to the Company in satisfaction of required taxes to be withheld by federal, state, and local governments in connection with the vesting of employee restricted stock awards. During 2010, the Company repurchased 2,000,000 shares of its common stock at a total cost of $115.5.

The Company has not issued any shares of preferred stock. The terms of any series of preferred stock (including but not limited to the dividend rate, voting rights, convertibility into other Company securities, and redemption) may be set by the Company’s Board of Directors.

At September 30, 2012, accumulated other comprehensive loss included a $8.1 net loss on cash flow hedging instruments after taxes and $56.3 in net postretirement benefit liability adjustments after taxes (see Note 16), partially offset by a $31.3 foreign currency translation adjustment. At September 30, 2011, accumulated other comprehensive loss included a $21.3 net loss on cash flow hedging instruments after taxes and $75.9 in net postretirement benefit liability adjustments after taxes (see Note 16), partially offset by a $16.5 foreign currency translation adjustment. Included in net postretirement benefit liability is $4.5 net of tax related to discontinued operations at September 30, 2011.

On May 4, 2011, the Company’s Board of Directors declared a dividend distribution of one preferred stock purchase right (“Right”) for each outstanding share of the Company’s common stock. Each Right entitles a shareholder to purchase from the Company one one-ten thousandth of a share of Series E Junior Participating Cumulative Preferred Stock, par value $0.01 per share, at an exercise price of $200 per share subject to antidilution adjustments. The Rights, however, become exercisable only at the time a person or group acquires, or commences a public tender offer for, 10% or more of the Company’s common stock. If an acquiring person or group acquires 10% or more of the Company’s common stock, each Right would entitle the holder to acquire such number of shares of the Company’s common stock as shall equal the result obtained by multiplying the then current purchase price by the number of one one-ten-thousandths of a share of preferred stock for which a Right is then exercisable and dividing that product by 50% of the then current per share market price of the Company’s common stock. In the event that the Company merges with, or transfers 50% or more of its assets or earning power to, any person or group after the Rights become exercisable, each Right would entitle the holders to receive such number of shares of the acquiring company’s common stock as shall be equal to the result obtained by multiplying the then current purchase price by the number of one one-ten-thousandths of a share of preferred stock for which a Right is then exercisable and dividing that product by 50% of the then current market price per share of the common stock of the acquiring company on the date of such merger or other business combination transaction. The Rights can be redeemed by the Board of Directors at $.001 per Right. The redemption of the Rights may be made effective at such time, on such basis, in such form, and with such conditions as the Board of Directors in its sole discretion may establish. Immediately upon any redemption of the Rights, the right to exercise the Rights will terminate and the only right of the holders of the Rights will be to receive the redemption price. The Rights expire on May 4, 2014.

NOTE 18 – STOCK-BASED COMPENSATION PLANS

On February 8, 2007, the Company’s shareholders adopted the 2007 Incentive Stock Plan. Effective October 1, 2008, it was amended and restated to reflect requirements of Section 409A. The 2007 Incentive Stock Plan became the Amended and Restated 2007 Incentive Stock Plan (“Plan”), which reserves shares to be used for various stock-based compensation awards. The Plan provides that eligible employees may receive stock option awards, stock appreciation rights and other stock-based awards.

As a result of the Spin-Off as described in Note 3, effective February 3, 2012, all outstanding stock-based compensation awards related to Post employees and retirees were assumed by Post. Also effective with the Spin-Off, the share amounts and the strike price (where applicable) for remaining Ralcorp outstanding stock-based awards were adjusted to maintain the aggregate intrinsic value at the date of the Spin-Off pursuant to the terms of the awards. Taking into account the change in the value of the Company’s common stock as a result of the distribution of the Post shares to the Company’s shareholders, the conversion ratio applied was 1.18. The Spin-Off adjustments are reflected retrospectively in the data presented below.

At September 30, 2012, 3,061,077 shares were available for future awards under the Plan, excluding the potential reduction due to future exercises of stock appreciation rights, grants of restricted stock units, or future distributions from deferred compensation plans (discussed herein). The Company uses treasury shares for restricted stock grants and to settle stock-settled stock appreciation rights and stock options exercised. The Company paid $12.2, $1.0, and $1.6 for stock-based liabilities in the years ended September 30, 2012, 2011, and 2010, respectively. The 2012 payment includes a reimbursement to Post for stock based liabilities associated with a former Ralcorp director who transferred to the Post Board of Directors upon completion of the Spin-Off.

Total compensation cost for stock-based compensation awards recognized in the years ended September 30, 2012, 2011, and 2010 was $15.7, $14.8, and $15.8, respectively, and the related recognized deferred tax benefit for each of those years was $6.0, $5.3, and $6.1, respectively. As of September 30, 2012, the total compensation cost related to nonvested awards not yet recognized was $24.9, which is expected to be recognized over a weighted average period of 2.9 years.

Stock Appreciation Rights

Information about the Company’s stock-settled stock appreciation rights (“SARs”) is summarized in the following table. Upon exercise of each right, the holder of stock-settled SARs will receive the number of shares of

Ralcorp common stock equal in value to the difference between the exercise price and the fair market value at the date of exercise, less all applicable taxes. The total intrinsic value of SARs exercised was $13.0, $2.9, and $.3 in 2012, 2011, and 2010, respectively.

	Stock-Settled Stock Appreciation Rights	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at September 30, 2011	2,865,073	$46.72
Granted	541,500	$74.65
Exercised	(398,019)	$42.99
Forfeited	(54,963)	$66.21

Outstanding at September 30, 2012	2,953,591	$52.13	6.8 years	$62.5

Vested and expected to vest as of September 30, 2012	2,928,789	$51.94	6.8 years	$62.5

Exercisable at September 30, 2012	1,660,848	$46.70	5.4 years	$43.7

In September 2010, the Company granted cash-settled SARs for the first time. Upon exercise of each right, the holder of cash-settled SARs will receive cash equal in value to the difference between the exercise price and the fair market value at the date of exercise, less all applicable taxes. Information about the Company’s cash-settled SARs is summarized in the following table.

		Weighted	Weighted
	Cash-Settled	Average	Average
	Stock	Exercise	Remaining	Aggregate
	Appreciation	Price	Contractual	Intrinsic
	Rights	Per Share	Term	Value
Outstanding at September 30, 2011	33,750	$48.50
Granted	56,500	$74.59
Exercised	(3,553)	$48.50
Forfeited	(2,368)	$48.50

Outstanding at September 30, 2012	84,329	$65.98	8.9 years	$.7

Vested and expected to vest as of September 30, 2012	80,094	$65.83	8.9 years	$.7

Exercisable at September 30, 2012	5,618	$63.63	8.8 years	$.1

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

	Stock-Settled SARs Granted			Cash-Settled SARs Outstanding
	[Fair Value at Grant Date]			[Fair Value at Year End]
	2012	2011	2010	2012	2011	2010
Expected term	7.0 years	6.0 years	6.1 years	5.9 years	5.0 years	6.0 years
Expected stock price volatility	29.0%	30.0%	30.4%	29.0%	30.0%	30.0%
Risk-free interest rate	1.26%	1.74%	2.05%	0.80%	0.96%	1.58%
Expected dividends	0%	0%	0%	0%	0%	0%
Fair value (per right)	$24.45	$20.26	$19.18	$20.71	$30.27	$19.16

Stock Options

Changes in nonqualified stock options outstanding are summarized in the following table. Most of the options were exercisable beginning from three to six years after date of grant and have a maximum term of ten years. All of the outstanding options were vested and exercisable as of September 30, 2012.

		Weighted	Weighted
		Average	Average
	Shares	Exercise	Remaining	Aggregate
	Under	Price	Contractual	Intrinsic
	Option	Per Share	Term	Value
Outstanding at September 30, 2011	562,139	$25.54
Granted	—	$—
Exercised	(299,498)	$24.83
Forfeited	—	$—

Outstanding at September 30, 2012	262,641	$26.33	1.8 years	$12.3

The fair value of each option was estimated on the date of grant using the Black-Scholes valuation model, as described under the heading “Stock Appreciation Rights” above. The total intrinsic value of stock options exercised was $10.0, $12.9, and $9.9, in 2012, 2011, and 2010, respectively.

Restricted Stock Awards

Information about the Company’s restricted stock awards (nonvested shares and stock units) is summarized in the following table. Of the awards nonvested at September 30, 2012, 175,000 are restricted stock units which entitle awardees to receive the same number of shares upon vesting. The rest of the restricted stock awards are nonvested shares of stock. Approximately 41,000, 141,000, 13,000, 13,000, and 110,000 shares/units are scheduled to vest in 2013, 2014, 2015, 2016, and 2017, respectively, but would vest immediately in the event of a qualifying retirement or involuntary termination (other than for cause). The grant date fair value of each award is initially recorded as a reduction of shareholders’ equity and amortized on a straight-line basis over the expected vesting period. The total vest date fair value of restricted stock awards that vested during 2012, 2011, and 2010 was $9.4, $5.1, and zero, respectively.

		Weighted
		Average
		Grant Date
		Fair Value
	Number	Per Share
Nonvested at September 30, 2011	340,510	$54.00
Granted	140,000	$74.65
Vested	(132,010)	$49.74
Forfeited	(30,000)	$65.46

Nonvested at September 30, 2012	318,500	$63.77

Other Stock-Based Compensation Awards

From time to time, the Company grants restricted incentive awards which are paid in cash equal to the Company’s share price times a certain number of shares. For each grant, the estimated fair value of the payout is accrued on a straight-line basis over the period from the grant date to the payout date. Shares for awards outstanding under this program were 54,361 and 57,585 as of September 30, 2012 and 2011, respectively and the related expense recorded for 2012, 2011, and 2010 was $1.3, $1.7, and zero, respectively.

On September 25, 2008, the Board of Directors approved a long-term cash incentive award for the corporate officers, which was tied to stock price improvements. The estimated fair value of the payout (based upon the Company’s periodic assessments of the likelihood of the achievement of stock price targets) was being accrued on a straight-line basis over the period from September 25, 2008 to December 30, 2010. The stock price targets were not achieved, so all previously recorded accruals were ultimately reversed. Related expense recorded for 2010 was $(1.0).

Deferred Compensation

The Plan provides for deferred compensation plans for non-management directors and key employees, as well as an Executive Savings Investment Plan.

Under the Deferred Compensation Plan for Non-Management Directors, any non-management director may elect to defer, within certain limitations, his retainer and fees until retirement or other termination of his directorship. Deferrals may be made in Ralcorp common stock equivalents (“Equity Option”) or in cash under a number of funds operated by The Vanguard Group Inc. with a variety of investment strategies and objectives (Vanguard Funds). Deferrals in the Equity Option receive a 33 1/3% Company matching contribution that is fully vested. All distributions under this plan are paid in cash.

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

Matching contributions related to these deferred compensation plans resulted in additional compensation expense of approximately $.6 for 2012 and $.5 for fiscal 2011 and 2010. Market adjustments to the liability and investment related to these plans resulted in a pretax expense of $2.6 for 2012, a pretax expense of $2.7 for 2011, and a pretax gain of $.1 for 2010.

NOTE 19 – SEGMENT INFORMATION

Management evaluates each segment’s performance based on its segment profit, which is its operating profit before impairments of intangible assets, restructuring costs, costs related to plant closures, provision for legal settlements, abnormal inventory losses, accelerated depreciation and amortization, and other unallocated corporate income and expenses.

The accounting policies of the segments are the same as those described in Note 1. The Company’s revenues were primarily generated by sales within the United States (U.S.); foreign (primarily Canadian) sales were approximately 4% of total net sales. Sales are characterized as U.S. or foreign based on the address to which the product is shipped. As of September 30, 2012, all of the Company’s long-lived assets were located in the U.S. except for property located in Canada and Italy with a net carrying value of approximately $151.9. There were no material intersegment revenues (approximately 1% of total net sales). In 2012, 2011, and 2010, one customer accounted for $732.8, $648.3, and $515.4, respectively, or approximately 17-18%, of total net sales. Each of the segments sells products to this major customer.

The following tables present information about the Company’s operating segments, which are also its reportable segments. Note that “Additions to property and intangibles” excludes additions through business acquisitions (see Note 4).

	2012	2011	2010
Net sales
Cereal Products	$835.6	$838.5	$799.7
Snacks, Sauces & Spreads	1,750.7	1,602.7	1,461.6
Frozen Bakery Products	1,104.7	768.6	698.3
Pasta	631.2	577.4	101.4

Total	$4,322.2	$3,787.2	$3,061.0

Segment operating profit
Cereal Products	$73.9	$86.3	$90.3
Snacks, Sauces & Spreads	140.4	135.5	152.6
Frozen Bakery Products	111.5	88.0	80.8
Pasta	100.4	126.1	21.6

Total segment operating profit	426.2	435.9	345.3
Interest expense, net	(127.5)	(134.0)	(107.8)
Adjustments for economic hedges	.6	(21.8)	—
Abnormal inventory loss	(2.8)	—	—
Accelerated depreciation and amortization	(6.2)	(5.0)	—
Merger and integration costs	(10.4)	(2.5)	(25.4)
Financial statement restatement fees	(1.5)	—	—
Impairment of intangible assets	(30.6)	—	(20.5)
Provision for legal settlement	(6.2)	(2.5)	(7.5)
Restructuring costs (excluding stock based compensation)	(13.8)	—	—
Amounts related to plant closures	(23.6)	(4.1)	(2.5)
Loss on investment in Post	(48.9)	—	—
Stock-based compensation expense	(15.7)	(14.8)	(15.8)
Systems upgrade and conversion costs	(6.6)	(7.7)	(9.6)
Other unallocated corporate expenses	(36.3)	(51.3)	(42.6)

Earnings before income taxes	$96.7	$192.2	$113.6

Additions to property and intangibles
Cereal Products	$21.5	$14.5	$15.6
Snacks, Sauces & Spreads	51.8	58.7	50.9
Frozen Bakery Products	36.4	21.3	23.7
Pasta	27.1	20.9	2.8
Corporate	23.0	11.0	11.7

Total	$159.8	$126.4	$104.7

Depreciation and amortization
Cereal Products	$19.8	$21.2	$21.3
Snacks, Sauces & Spreads	45.0	41.0	36.2
Frozen Bakery Products	67.7	39.4	36.7
Pasta	52.9	52.2	8.7
Corporate	13.4	14.0	8.5

Total	$198.8	$167.8	$111.4

Assets, end of year
Cereal Products	$206.5	$263.4	$268.7
Snacks, Sauces & Spreads	905.1	799.0	760.0
Frozen Bakery Products	1,241.0	712.9	743.4
Pasta	1,520.3	1,463.0	1,456.6

Total segment assets	3,872.9	3,238.3	3,228.7
Cash and cash equivalents	307.5	50.0	29.3
Investment in Ralcorp Receivables Corporation	—	—	137.8
Investment in Post Holdings, Inc.	40.4	—	—
Other unallocated corporate assets	318.0	318.9	133.9
Assets of discontinued operations	—	2,672.0	3,275.2

Total	$4,538.8	$6,279.2	$6,804.9

NOTE 20 – QUARTERLY FINANCIAL DATA (UNAUDITED)

The results for any single quarter are not necessarily indicative of the Company’s results for any other quarter or the full year. Selected quarterly financial data is shown below. The adjustments for economic hedges, merger and integration costs, impairment of intangible assets, provision for legal settlement, restructuring costs, amounts related to plant closures, and loss on investment in Post as described in Note 1, Note 4, Note 5, Note 7, Note 15, and Note 3, respectively, along with abnormal inventory losses and financial statement restatement costs are considered unusual or infrequently occurring items.

	First	Second	Third	Fourth	Total
	Quarter	Quarter	Quarter	Quarter	Year
Fiscal 2012
Net sales	$1,166.5	$1,062.2	$1,026.2	$1,067.3	$4,322.2
Gross profit	$238.3	$217.1	$204.0	$207.3	$866.7
Adjustments for economic hedges	$(5.2)	$(2.8)	$3.1	$5.5	$.6
Abnormal inventory losses	$—	$—	$—	$(2.8)	$(2.8)
Accelerated amortization and depreciation	$(1.6)	$(1.5)	$(1.9)	$(1.2)	$(6.2)
Merger and integration costs	$(5.6)	$(1.8)	$(2.4)	$(.6)	$(10.4)
Financial statement restatement costs	$—	$—	$—	$(1.5)	$(1.5)
Impairment of intangible assets	$—	$—	$—	$(30.6)	$(30.6)
Provision for legal settlement	$—	$(4.4)	$—	$(1.8)	$(6.2)
Restructuring costs	$—	$—	$—	$(13.4)	$(13.4)
Amounts related to plant closures	$(.1)	$(6.7)	$(4.7)	$(12.1)	$(23.6)
Loss on investment in Post	$—	$—	$—	$(48.9)	$(48.9)
Net earnings from continuing operations	$44.2	$29.4	$30.3	$(46.3)	$57.6
Net earnings from discontinued operations	$21.1	$(6.9)	$(.5)	$2.1	$15.8
Diluted earnings per share for continuing operations	$.79	$.53	$.54	$(.84)	$1.03
Diluted earnings per share for discontinued operations	$.37	$(.13)	$(.01)	$.04	$.28
Fiscal 2011
Net sales	$951.7	$917.3	$927.8	$990.4	$3,787.2
Gross profit	$208.2	$215.0	$175.7	$192.3	$791.2
Adjustments for economic hedges	$3.9	$4.9	$(15.7)	$(14.9)	$(21.8)
Merger and integration costs	$(.2)	$(.1)	$(1.2)	$(1.0)	$(2.5)
Provision for legal settlement	$(2.5)	$—	$—	$—	$(2.5)
Amounts related to plant closures	$(.2)	$(.2)	$(2.4)	$(1.3)	$(4.1)
Net earnings from continuing operations	$37.3	$44.5	$15.8	$28.7	$126.3
Net earnings (loss) from discontinued operations	$34.0	$38.8	$12.5	$(452.8)	$(367.5)
Diluted earnings per share for continuing operations	$.67	$.80	$.28	$.51	$2.26
Diluted earnings (loss) per share for discontinued operations	$.61	$.70	$.22	$(8.05)	$(6.58)

NOTE 21 – CONDENSED CONSOLIDATING FINANCIAL STATEMENTS

In accordance with SEC regulation S-X Rule 3-10, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered,” the Company is providing condensed consolidating financial statements as the Registered Notes, as described in Note 14, are fully and unconditionally guaranteed on a joint and several basis by most of Ralcorp’s domestic subsidiaries.

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

Condensed Consolidating Statements of Operations

	Year Ended September 30, 2012
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net Sales	$563.9	$3,578.6	$319.9	$(140.2)	$4,322.2
Other intercompany revenues	1.9	8.6	57.7	(68.2)	—
Cost of goods sold	(420.3)	(2,905.4)	(270.0)	140.2	(3,455.5)

Gross Profit	145.5	681.8	107.6	(68.2)	866.7
Selling, general and administrative expenses	(154.8)	(295.6)	(58.4)	68.2	(440.6)
Amortization of intangible assets	(3.7)	(71.9)	(6.7)	—	(82.3)
Impairment of intangible assets	—	(30.6)	—	—	(30.6)
Other operating expenses, net	.4	(36.3)	(4.2)	—	(40.1)

Operating (Loss) Profit	(12.6)	247.4	38.3	—	273.1
Loss on investment in Post	(48.9)	—	—	—	(48.9)
Interest (expense) income, net	(129.6)	1.5	.6	—	(127.5)

(Loss) Earnings from Continuing Operations before Income Taxes and Equity Earnings	(191.1)	248.9	38.9	—	96.7
Income taxes	21.5	(51.0)	(9.6)	—	(39.1)
Equity in earnings of subsidiaries	250.3	8.9	—	(259.2)	—

Earnings from Continuing Operations	80.7	206.8	29.3	(259.2)	57.6
(Loss) earnings from discontinued operations, net of income taxes	(7.3)	—	23.1	—	15.8

Net Earnings	$73.4	$206.8	$52.4	$(259.2)	$73.4

	Year Ended September 30, 2011
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net Sales	$539.7	$3,084.1	$293.0	$(129.6)	$3,787.2
Other intercompany revenues	1.8	7.3	69.4	(78.5)	—
Cost of goods sold	(423.6)	(2,446.0)	(256.0)	129.6	(2,996.0)

Gross Profit	117.9	645.4	106.4	(78.5)	791.2
Selling, general and administrative expenses	(141.9)	(259.1)	(65.6)	78.5	(388.1)
Amortization of intangible assets	(5.7)	(53.8)	(6.1)	—	(65.6)
Other operating expenses, net	(2.0)	(6.5)	(2.8)	—	(11.3)

Operating (Loss) Profit	(31.7)	326.0	31.9	—	326.2
Interest (expense) income, net	(136.1)	.6	1.5	—	(134.0)

(Loss) Earnings from Continuing Operations before Income Taxes and Equity Earnings	(167.8)	326.6	33.4	—	192.2
Income taxes	80.2	(129.1)	(17.0)	—	(65.9)
Equity in (loss) earnings of subsidiaries	(154.6)	1.5	—	153.1	—

(Loss) Earnings from Continuing Operations	(242.2)	199.0	16.4	153.1	126.3
Earnings (loss) from discontinued operations, net of income taxes	1.0	—	(368.5)	—	(367.5)

Net (Loss) Earnings	$(241.2)	$199.0	$(352.1)	$153.1	$(241.2)

	Year Ended September 30, 2010
	Parent	Guarantor	Non-Guarantor
	Company	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net Sales	$523.0	$2,476.2	$152.5	$(90.7)	$3,061.0
Other intercompany revenues	1.8	5.9	60.8	(68.5)	—
Cost of goods sold	(388.0)	(1,987.9)	(141.9)	90.7	(2,427.1)

Gross Profit	136.8	494.2	71.4	(68.5)	633.9
Selling, general and administrative expenses	(137.4)	(186.8)	(63.3)	68.5	(319.0)
Amortization of intangible assets	(6.3)	(27.3)	(3.0)	—	(36.6)
Impairment of intangible assets	—	(20.5)	—	—	(20.5)
Other operating expenses, net	(23.7)	(12.3)	(.4)	—	(36.4)

Operating (Loss) Profit	(30.6)	247.3	4.7	—	221.4
Interest (expense) income, net	(110.4)	.2	2.4	—	(107.8)

(Loss) Earnings from Continuing Operations before Income Taxes and Equity Earnings	(141.0)	247.5	7.1	—	113.6
Income taxes	30.1	(64.5)	(3.6)	—	(38.0)
Equity in earnings (loss) of subsidiaries	320.1	(10.2)	—	(309.9)	—

Earnings from Continuing Operations	209.2	172.8	3.5	(309.9)	75.6
(Loss) earnings from discontinued operations, net of income taxes	(.4)	—	133.6	—	133.2

Net Earnings	$208.8	$172.8	$137.1	$(309.9)	$208.8

Condensed Consolidating Balance Sheets

	September 30, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$241.0	$—	$80.7	$(14.2)	$307.5
Marketable securities	.4	—	4.1	—	4.5
Investment in Post Holdings, Inc.	40.4	—	—	—	40.4
Receivables, net	37.1	73.3	265.6	(3.9)	372.1
Inventories	70.6	331.8	30.1	—	432.5
Deferred income taxes	6.4	8.1	—	(1.9)	12.6
Prepaid expenses and other current assets	7.5	7.0	2.7	—	17.2

Total Current Assets	403.4	420.2	383.2	(20.0)	1,186.8
Intercompany Notes and Interest	—	87.1	42.8	(129.9)	—
Investment in Subsidiaries	3,374.0	312.0	—	(3,686.0)	—
Deferred Income Taxes	44.3	—	—	(44.3)	—
Property	262.7	1,145.3	207.2	—	1,615.2
Accumulated Depreciation	(181.9)	(481.5)	(55.2)	—	(718.6)
Goodwill	—	1,299.6	118.0	—	1,417.6
Other Intangible Assets	57.2	1,136.0	94.5	—	1,287.7
Accumulated Amortization	(34.6)	(229.2)	(23.8)	—	(287.6)
Other Assets	36.8	.7	.2	—	37.7

Total Assets	$3,961.9	$3,690.2	$766.9	$(3,880.2)	$4,538.8

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$78.8	$182.4	$49.6	$(18.1)	$292.7
Notes payable to banks	40.4	—	1.3	—	41.7
Current portion of long-term debt	85.7	—	—	—	85.7
Deferred income taxes	—	—	1.9	(1.9)	—
Other current liabilities	85.0	74.6	13.7	—	173.3

Total Current Liabilities	289.9	257.0	66.5	(20.0)	593.4
Intercompany Notes and Interest	42.9	—	87.0	(129.9)	—
Long-term Debt	1,894.1	—	—	—	1,894.1
Deferred Income Taxes	—	305.5	17.5	(44.3)	278.7
Other Liabilities	87.5	3.2	34.4	—	125.1

Total Liabilities	2,314.4	565.7	205.4	(194.2)	2,891.3

Shareholders’ Equity
Common stock	.6	—	—	—	.6
Other shareholders’ equity	1,646.9	3,124.5	561.5	(3,686.0)	1,646.9

Total Shareholders’ Equity	1,647.5	3,124.5	561.5	(3,686.0)	1,647.5

Total Liabilities and Shareholders’ Equity	$3,961.9	$3,690.2	$766.9	$(3,880.2)	$4,538.8

	September 30, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current Assets
Cash and cash equivalents	$2.5	$—	$50.8	$(3.3)	$50.0
Marketable securities	8.2	—	—	—	8.2
Receivables, net	55.7	65.9	233.5	(5.5)	349.6
Inventories	65.2	334.9	24.0	—	424.1
Deferred income taxes	14.4	1.1	.2	—	15.7
Prepaid expenses and other current assets	3.4	7.1	1.3	—	11.8
Current assets of discontinued operations	—	—	135.3	—	135.3

Total Current Assets	149.4	409.0	445.1	(8.8)	994.7
Intercompany Notes and Interest	—	88.8	106.8	(195.6)	—
Investment in Subsidiaries	4,873.5	271.4	—	(5,144.9)	—
Deferred Income Taxes	46.5	—	—	(46.5)	—
Property	252.5	1,015.9	155.9	—	1,424.3
Accumulated Depreciation	(177.1)	(426.8)	(37.2)	—	(641.1)
Goodwill	—	1,068.1	92.8	—	1,160.9
Other Intangible Assets	66.3	850.7	70.7	—	987.7
Accumulated Amortization	(40.8)	(163.3)	(15.7)	—	(219.8)
Other Assets	34.5	1.1	.2	—	35.8
Noncurrent Assets of Discontinued Operations	39.7	—	2,535.9	(38.9)	2,536.7

Total Assets	$5,244.5	$3,114.9	$3,354.5	$(5,434.7)	$6,279.2

Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$74.7	$180.7	$37.8	$(8.8)	$284.4
Notes payable to banks	—	—	105.0	—	105.0
Current portion of long-term debt	30.7	—	—	—	30.7
Other current liabilities	112.0	67.6	12.5	—	192.1
Current liabilities of discontinued operations	4.1	—	55.6	—	59.7

Total Current Liabilities	221.5	248.3	210.9	(8.8)	671.9
Intercompany Notes and Interest	91.7	15.1	88.8	(195.6)	—
Long-term Debt	2,172.5	—	—	—	2,172.5
Deferred Income Taxes	—	325.4	2.1	(46.5)	281.0
Other Liabilities	97.6	2.4	29.1	—	129.1
Noncurrent Liabilities of Discontinued Operations	96.0	—	402.4	(38.9)	459.5

Total Liabilities	2,679.3	591.2	733.3	(289.8)	3,714.0

Shareholders’ Equity
Common stock	.6	—	—	—	.6
Other shareholders’ equity	2,564.6	2,523.7	2,621.2	(5,144.9)	2,564.6

Total Shareholders’ Equity	2,565.2	2,523.7	2,621.2	(5,144.9)	2,565.2

Total Liabilities and Shareholders’ Equity	$5,244.5	$3,114.9	$3,354.5	$(5,434.7)	$6,279.2

Condensed Consolidating Statements of Cash Flows

	Year Ended September 30, 2012
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities
Net Cash Provided by Operating Activities - Continuing Operations	$156.7	$403.4	$34.0	$(277.5)	$316.6
Net Cash (Used) Provided by Operating Activities - Discontinued Operations	(16.8)	—	51.5	5.3	40.0

Net Cash Provided by Operating Activities	139.9	403.4	85.5	(272.2)	356.6

Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	—	(637.8)	(61.3)	—	(699.1)
Additions to property and intangible assets	(37.4)	(108.0)	(14.4)	—	(159.8)
Proceeds from sale of property	3.8	1.2	—	—	5.0
Purchases of securities	(1.2)	—	—	—	(1.2)
Proceeds from sale or maturity of securities	7.4	—	—	—	7.4
Payments for equity contributions	(698.3)	(7.8)	—	706.1	—
Proceeds from equity distributions	94.5	—	—	(94.5)	—
Payments for intercompany lending	—	(57.5)	(65.9)	123.4	—
Receipt of intercompany loan repayments	—	44.5	122.5	(167.0)	—

Net Cash Used by Investing Activities - Continuing Operations	(631.2)	(765.4)	(19.1)	568.0	(847.7)
Net Cash Used by Investing Activities - Discontinued Operations	(33.3)	—	(13.9)	33.3	(13.9)

Net Cash Used by Investing Activities	(664.5)	(765.4)	(33.0)	601.3	(861.6)

Cash Flows from Financing Activities
Proceeds from issuance of long-term or short-term debt	800.0	—	—	—	800.0
Repayments of long-term debt	(794.0)	—	(3.1)	—	(797.1)
Net repayments under credit arrangements	(19.9)	—	(105.0)	—	(124.9)
Purchase of treasury stock	(37.3)	—	—	—	(37.3)
Proceeds and tax benefits from exercise of stock awards	17.3	—	—	—	17.3
Changes in book cash overdrafts	5.2	(8.6)	6.0	—	2.6
Proceeds from equity contributions	—	688.0	18.1	(706.1)	—
Payments for equity distributions	—	(317.4)	(38.4)	355.8	—
Proceeds from intercompany borrowing	65.9	—	57.5	(123.4)	—
Repayments of intercompany loans	(114.6)	—	(52.4)	167.0	—

Net Cash (Used) Provided by Financing Activities - Continuing Operations	(77.4)	362.0	(117.3)	(306.7)	(139.4)
Net Cash Provided by Financing Activities - Discontinued Operations	840.5	—	92.8	(33.3)	900.0

Net Cash Provided (Used) by Financing Activities	763.1	362.0	(24.5)	(340.0)	760.6

Effect of Exchange Rate Changes on Cash	—	—	1.9	—	1.9

Net Increase in Cash and Cash Equivalents	238.5	—	29.9	(10.9)	257.5
Cash and Cash Equivalents, Beginning of Period	2.5	—	50.8	(3.3)	50.0

Cash and Cash Equivalents, End of Period	$241.0	$—	$80.7	$(14.2)	$307.5

	Year Ended September 30, 2011
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows from Operating Activities
Net Cash Provided (Used) by Operating Activities - Continuing Operations	$197.1	$356.4	$(23.7)	$(209.4)	$320.4
Net Cash Provided by Operating Activities - Discontinued Operations	10.6	—	170.6	4.1	185.3

Net Cash Provided (Used) by Operating Activities	207.7	356.4	146.9	(205.3)	505.7

Cash Flows from Investing Activities
Additions to property and intangible assets	(19.9)	(102.2)	(4.3)	—	(126.4)
Proceeds from sale of property	—	.5	—	—	.5
Purchases of securities	(21.6)	—	—	—	(21.6)
Proceeds from sale or maturity of securities	23.4	—	—	—	23.4
Payments for equity contributions	(16.3)	—	—	16.3	—
Proceeds from equity distributions	43.0	—	—	(43.0)	—
Payments for intercompany lending	—	—	(130.0)	130.0	—
Receipt of intercompany loan repayments	—	—	113.5	(113.5)	—

Net Cash Provided (Used) by Investing Activities - Continuing Operations	8.6	(101.7)	(20.8)	(10.2)	(124.1)
Net Cash Provided (Used) by Investing Activities - Discontinued Operations	215.1	—	(14.7)	(215.1)	(14.7)

Net Cash Provided (Used) by Investing Activities	223.7	(101.7)	(35.5)	(225.3)	(138.8)

Cash Flows from Financing Activities
Repayments of long-term debt	(49.7)	—	—	—	(49.7)
Net (repayments) borrowings under credit arrangements	(403.5)	—	105.0	—	(298.5)
Purchase of treasury stock	(1.5)	—	—	—	(1.5)
Proceeds and tax benefits from exercise of stock awards	13.5	—	—	—	13.5
Changes in book cash overdrafts	3.1	(14.1)	2.8	—	(8.2)
Proceeds from equity contributions	—	.6	15.7	(16.3)	—
Payments for equity distributions	—	(241.4)	(3.6)	245.0	—
Proceeds from intercompany borrowing	122.1	—	7.9	(130.0)	—
Repayments of intercompany loans	(113.5)	—	—	113.5	—
Other, net	—	(.1)	—	—	(.1)

Net Cash (Used) Provided by Financing Activities - Continuing Operations	(429.5)	(255.0)	127.8	212.2	(344.5)
Net Cash Used by Financing Activities - Discontinued Operations	—	—	(215.1)	215.1	—

Net Cash Used by Financing Activities	(429.5)	(255.0)	(87.3)	427.3	(344.5)

Effect of Exchange Rate Changes on Cash	—	—	(1.7)	—	(1.7)

Net Increase (Decrease) in Cash and Cash Equivalents	1.9	(.3)	22.4	(3.3)	20.7
Cash and Cash Equivalents, Beginning of Period	.6	.3	28.4	—	29.3

Cash and Cash Equivalents, End of Period	$2.5	$—	$50.8	$(3.3)	$50.0

	Year Ended September 30, 2010
	Parent Company	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net Cash from Operating Activities
Net Cash Provided by Operating Activities - Continuing Operations	$26.5	$252.3	$29.3	$(187.4)	$120.7
Net Cash Provided by Operating Activities - Discontinued Operations	138.3	—	169.8	(126.9)	181.2

Net Cash Provided by Operating Activities	164.8	252.3	199.1	(314.3)	301.9

Cash Flows from Investing Activities
Business acquisitions, net of cash acquired	—	(1,319.1)	7.1	—	(1,312.0)
Additions to property and intangible assets	(23.2)	(71.9)	(9.6)	—	(104.7)
Proceeds from sale of property	—	.4	.1	—	.5
Purchases of securities	(22.8)	—	—	—	(22.8)
Proceeds from sale or maturity of securities	24.8	—	—	—	24.8
Payments for equity contributions	(1,365.6)	(25.5)	—	1,391.1	—
Proceeds from equity distributions	40.9	—	—	(40.9)	—
Payments for intercompany lending	—	—	(96.3)	96.3	—
Receipt of intercompany loan repayments	—	12.4	58.9	(71.3)	—

Net Cash Used by Investing Activities - Continuing Operations	(1,345.9)	(1,403.7)	(39.8)	1,375.2	(1,414.2)
Net Cash Provided (Used) by Investing Activities - Discontinued Operations	14.0	—	(24.2)	(14.0)	(24.2)

Net Cash Used by Investing Activities	(1,331.9)	(1,403.7)	(64.0)	1,361.2	(1,438.4)

Cash Flows from Financing Activities
Proceeds from issuance of long-term debt	653.2	—	—	—	653.2
Repayments of long-term debt	(95.3)	—	—	—	(95.3)
Net borrowings under credit arrangements	423.4	—	—	—	423.4
Purchase of treasury stock	(115.5)	—	—	—	(115.5)
Proceeds and tax benefits from exercise of stock awards	9.4	—	—	—	9.4
Changes in book cash overdrafts	(8.4)	13.4	1.5	—	6.5
Proceeds from equity contributions	—	1,352.5	38.7	(1,391.2)	—
Payments for equity distributions	—	(214.2)	(9.7)	223.9	—
Proceeds from intercompany borrowing	96.3	—	—	(96.3)	—
Repayments of intercompany loans	(58.9)	—	(12.4)	71.3	—
Other, net	—	(.2)	—	—	(.2)

Net Cash Provided by Financing Activities - Continuing Operations	904.2	1,151.5	18.1	(1,192.3)	881.5
Net Cash Used by Financing Activities - Discontinued Operations	—	—	(145.4)	145.4	—

Net Cash Provided (Used) by Financing Activities	904.2	1,151.5	(127.3)	(1,046.9)	881.5

Effect of Exchange Rate Changes on Cash	—	—	1.5	—	1.5

Net (Decrease) Increase in Cash and Cash Equivalents	(262.9)	.1	9.3	—	(253.5)
Cash and Cash Equivalents, Beginning of Period	263.5	.2	19.1	—	282.8

Cash and Cash Equivalents, End of Period	$.6	$.3	$28.4	$—	$29.3

NOTE 22 – SUBSEQUENT EVENT

On November 26, 2012, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with ConAgra Foods, Inc. (“ConAgra Foods”) and Phoenix Acquisition Sub Inc., a wholly-owned subsidiary of ConAgra Foods (“Merger Sub”), pursuant to which ConAgra Foods has agreed to acquire Ralcorp. Pursuant to the Merger Agreement, and subject to the satisfaction or waiver of the conditions therein, Merger Sub will be merged with and into Ralcorp (the “Merger”), with Ralcorp surviving as a wholly-owned subsidiary of ConAgra Foods. At the effective time of the Merger, each outstanding share of Ralcorp common stock (other than shares held by Ralcorp, ConAgra or any of their respective subsidiaries or by any holder who has properly exercised appraisal rights under Missouri Law) will be converted into the right to receive $90 per share in cash, without interest.

The parties’ obligations to complete the Merger are conditioned upon (i) the receipt of antitrust approvals in the United States and Canada, (ii) approval of the Merger Agreement by the holders of two-thirds of the outstanding shares of Ralcorp common stock and (iii) certain other customary closing conditions. Consummation of the Merger is not subject to a financing condition.

The Merger Agreement includes customary representations, warranties and covenants of ConAgra Foods and Ralcorp. Among other things, Ralcorp has agreed (i) to cause a shareholder meeting to be held to consider approval of the Merger Agreement, (ii) subject to certain exceptions, that its board of directors will recommend approval of the Merger Agreement by Ralcorp’s shareholders, (iii) not to solicit proposals relating to alternative business combination transactions and (iv) subject to certain exceptions, not to enter into discussions concerning or provide information to third parties in connection with alternative business combination transactions.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of September 30, 2012. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as a result of the material weakness in internal control over financial reporting that is described below in Management’s Report on Internal Control over Financial Reporting, the Company’s disclosure controls and procedures were not effective as of September 30, 2012.

Notwithstanding the material weakness identified in the evaluation, based upon additional analysis, the Company concluded that the consolidated financial statements included on Form 10-K fairly present in all material respects the Company’s financial position, results of operations and cash flows as of and for the year ended September 30, 2012 in conformity with accounting principles generally accepted in the United States of America.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934, as amended, Rules 13a-15(f) and 15d-15(f). Internal control over financial reporting refers to a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes those policies and procedures that:

i)	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

ii)	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

iii)	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of September 30, 2012. Management excluded from our assessment the internal control over financial reporting at Pastificio Annoni S.p.A., which was acquired on December 28, 2011, Petri Baking Products, Inc., which was acquired on May 22, 2012, and Gelit S.r.l., which was acquired on June 17, 2012 (the “Acquired Businesses”). Combined total assets and net sales for the Acquired Businesses constitute approximately 1 percent of the corresponding consolidated financial statement amounts as of and for the year ended September 30, 2012.

In conducting this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Based on this assessment, management concluded that, as of September 30, 2012, the Company’s internal control over financial reporting was not effective due to the material weakness described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified is described in the following paragraph.

Our internal control over financial reporting related to the preparation of the Condensed Financial Statements of Guarantors footnote (“Guarantors Footnote”) was improperly designed and was not effective in properly presenting the amounts accurately or completely within the Guarantors Footnote. Specifically, we did not design a process to prepare the Guarantors Footnote in accordance with SEC rules and regulations and accounting principles generally accepted in the United States of America, including consideration of intercompany transactions and whether certain amounts were recorded in the appropriate columns. This control deficiency resulted in multiple errors to the prior periods Condensed Consolidating Balance Sheets, Condensed Consolidating Statements of Operations, and Condensed Consolidating Statements of Cash Flows which required restatements to the 2011, 2010 and 2009 annual consolidated financial statements and the interim condensed consolidated financial statements for the quarterly and fiscal year to date periods ended December 31, 2011 and 2010, June 30, 2011 and March 31, 2011. Additionally, this control deficiency could result in future misstatements to the Guarantors Footnote within the Company’s consolidated financial statements that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that the control deficiency constitutes a material weakness.

The effectiveness of the Company’s internal control over financial reporting as of September 30, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Remediation of Previously Identified Material Weaknesses

Goodwill Assessment

Management previously identified and disclosed a material weakness in our internal control over financial reporting related to goodwill assessments being improperly designed and not effective in capturing the proper amount of deferred income taxes when assessing the carrying values of our reporting units for purposes of evaluating whether there is a goodwill impairment. Specifically, our controls did not prevent or detect the fact that certain deferred income taxes relative to certain corporate allocations and adjustments to reporting units were improperly excluded from our computations when evaluating goodwill impairment. The identification of this control deficiency resulted in restatements of the Company’s 2011 annual consolidated financial statements and its interim condensed consolidated financial statements for the quarterly period ended December 31, 2011.

In response to this material weakness, management implemented additional cross-functional review procedures over the goodwill impairment calculation process related to the overall completeness and accuracy of the calculation especially as it relates to deferred income taxes. Management tested the implemented controls and found them to be effective leading the Company to conclude that this material weakness has been remediated as of September 30, 2012.

Guarantors Footnote

As disclosed above, management previously identified and disclosed a material weakness in our internal control over financial reporting related to the preparation of our Guarantors Footnote. In response to this material weakness and to address the control deficiency, the Company has implemented the following remediation actions:

•	Implementation of additional reconciliation processes and procedures to validate the completeness and accuracy of the legal entity financial information included in the Guarantors Footnote;

•	Implementation of additional review and approval process for non-standard adjustments to legal entity financial information which impact the Guarantors Footnote;

•	Preparation of a quarterly equity rollforward to address that all intercompany transactions and equity components are identified and properly recorded in the statement of cash flows;

•	Implementation of quarterly analytical reviews in which fluctuations are assessed; and

•	Completion and review of a disclosure checklist each quarter specific to the preparation of the Guarantors Footnote which identifies key disclosure requirements of U.S. GAAP.

Management anticipates the actions described above and the resulting improvements in controls will strengthen the Company’s internal control over financial reporting and will, over time, address the related material weakness identified. However, because the remedial actions require the implementation of controls that rely upon manual reviews and approvals, the successful operation of these controls, for at least several quarters, may be required prior to management being able to conclude that the material weakness has been remediated.

Changes in Internal Control over Financial Reporting

As described above under Remediation of Previously Identified Material Weaknesses, there were changes in our internal control over financial reporting (as defined in the Securities Exchange Act of 1934, as amended, Rules 13a-15(f) and 15d-15(f) that occurred during the fourth quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On November 27, 2012, the Company entered into Amendment No. 1 to Credit Agreement and Waiver (the “Amendment”) relating to its Credit Agreement dated as of May 1, 2012 (the “Credit Agreement”) with JPMorgan Chase Bank, N.A., individually and as administrative agent (the “Administrative Agent”), and the other financial institutions signatory thereto (collectively, the “Lenders”). As of September 30, 2012, the Company had no outstanding borrowings under the Credit Agreement.

The Amendment decreases the required Interest Expense Coverage Ratio from not less than 3.00:1.00 to not less than 2.75:1.00.

The Administrative Agent and Lenders also waived any breach of the Credit Agreement arising solely out of the failure to maintain an Interest Expense Coverage Ratio of not less than 3.00:1.00 as of the end of the fiscal quarter ending September 30, 2012, and any defaults relating solely to such breach.

The Administrative Agent and some of the Lenders and/or their affiliates have or may have had various relationships with the Company and its subsidiaries involving the provision of a variety of financial services, including investment banking, underwriting, commercial banking, and letters of credit, for which the lenders and/or affiliates receive customary fees and, in some cases, out-of-pocket expenses.

We described the material terms of the Credit Agreement prior to the Amendment in Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources and Note 14 to the Company’s consolidated financial statements contained in Item 8 on Form 10-K, and incorporate those descriptions herein by this reference, appropriately modified as set forth above. Such descriptions are only a summary of certain terms and conditions of the Amendment and the Credit Agreement prior to such Amendment and are qualified in its entirety by reference to such Amendment, which is listed as Exhibit 10.12 to this 10-K and incorporated herein by reference, and to such Credit Agreement, which is listed as Exhibit 10.11 and incorporated herein by reference.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information contained in the sections entitled “Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” contained in our definitive proxy statement for our 2013 annual meeting of shareholders is incorporated herein by reference.

Information regarding our executive officers is set forth in Item 1 of this report.

The information regarding our audit committee, including the members of the audit committee and audit committee financial experts, set forth in the section entitled “Board Committees and Their Functions” contained in our definitive proxy statement for our 2013 annual meeting of shareholders is incorporated herein by reference.

We have adopted a code of conduct applicable to all employees, including our corporate officers. A copy of the code of conduct is available on our website at www.ralcorp.com. We intend to post on our website any amendments to our code of conduct and any waivers from our code of conduct for principal officers.

ITEM 11. EXECUTIVE COMPENSATION

The information contained in the sections entitled “Executive Compensation,” “Director Compensation,” and “Compensation Risk Assessment” in our definitive proxy statement for our 2013 annual meeting of shareholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information contained in the section entitled “Security Ownership Certain Shareholders” in our definitive proxy statement for our 2013 annual meeting of shareholders is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides certain information as of September 30, 2012 with respect to our equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, and Rights		Weighted-Average Exercise Price of Outstanding Options and Rights ($)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	1,069,004	(1)	$44.22	(2)	3,061,077
Equity compensation plans not approved by security holders	—				—

Total	1,069,004				3,061,077

(1)

The number in this column includes 262,641 shares of outstanding non-qualified stock options, 175,000 shares reserved for issuance of restricted stock units, approximately 37,000 shares reserved for issuance under our deferred compensation plans and 594,363 shares of common stock that would be issued upon exercise of the stock appreciation rights awarded based on our closing stock price on September 30, 2012.

(2)	The weighted-average exercise price is on the stock appreciation rights and the non-qualified stock options only.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth in the sections entitled “Board Independence” and “Certain Relationships and Related Transactions” contained in our definitive proxy statement for our 2013 annual meeting of shareholders is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained in the section entitled “Independent Registered Public Accounting Firm Fees” in our definitive proxy statement for our 2013 annual meeting of shareholders is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1.	Financial Statements. The following financial statements are included in Item 8 of this report:

- Report of Independent Registered Public Accounting Firm

- Consolidated Statements of Operations for the years ended September 30, 2012, 2011 and 2010

- Consolidated Balance Sheets at September 30, 2012 and 2011

- Consolidated Statements of Cash Flows for the years ended September 30, 2012, 2011 and 2010

- Consolidated Statements of Shareholders’ Equity for the years ended September 30, 2012, 2011 and 2010

- Notes to Consolidated Financial Statements

2.	Financial Statement Schedule. Schedules have not been included because they are not applicable or the required information is contained in the financial statements included in Item 8 of this report.

3.	Exhibits. The required exhibits are listed in the exhibit index attached to this report and incorporated herein by reference. Exhibits 10.39 through 10.93 are management compensation plans or arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RALCORP HOLDINGS, INC.

By:	/s/ Kevin J. Hunt
Kevin J. Hunt
Chief Executive Officer and President

November 29, 2012

KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints S. Monette and G. A. Billhartz and each of them, his true and lawful attorney-in-fact and agent, with full power of substitution and resolution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully and to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ KEVIN J. HUNT	Director and Chief Executive Officer and President	November 29, 2012
Kevin J. Hunt	(Principal Executive Officer)

/s/ SCOTT MONETTE	Corporate Vice President and Chief Financial Officer	November 29, 2012
Scott Monette	(Principal Financial and Accounting Officer)

/s/ BENJAMIN OLA. AKANDE	Director	November 29, 2012
Benjamin Ola. Akande

/s/ BILL G. ARMSTRONG	Director	November 29, 2012
Bill G. Armstrong

/s/ JONATHAN E. BAUM	Director	November 29, 2012
Jonathan E. Baum

/s/ BARRY H. BERACHA	Director	November 29, 2012
Barry H. Beracha

/s/ DAVID W. KEMPER	Director	November 29, 2012
David W. Kemper

/s/ KEITH A. MEISTER	Director	November 29, 2012
Keith A. Meister

/s/ PATRICK J. MOORE	Director	November 29, 2012
Patrick J. Moore

/s/ J. PATRICK MULCAHY	Director	November 29, 2012
J. Patrick Mulcahy

/s/ DAVID R. WENZEL	Director	November 29, 2012
David R. Wenzel

EXHIBIT INDEX

Exhibit No.	Description

2.1*	RMT Transaction Agreement dated 11/15/07, by and among Kraft Foods Inc., Cable Holdco Inc., Ralcorp Holdings, Inc. and Ralcorp Mailman LLC (Filed as Exhibit 2.1 to the Company’s Form 8-K filed November 20, 2007)

2.2*	Agreement and Plan of Merger dated as of June 20, 2010, by and among American Italian Pasta Company, a Delaware corporation, Ralcorp Holdings, Inc., a Missouri corporation, and Excelsior Acquisition Co., a Delaware corporation and a wholly owned subsidiary of Ralcorp Holdings, Inc. (Filed as to Exhibit 2.1 to the Company’s Form 8-K filed June 21, 2010)

2.3*	Amendment to Agreement and Plan of Merger dated as of July 15, 2010, by and among American Italian Pasta Company, a Delaware corporation, Ralcorp Holdings, Inc., a Missouri corporation, and Excelsior Acquisition Co., a Delaware corporation and an indirect wholly owned subsidiary of Ralcorp Holdings, Inc. (Filed as Exhibit 2.1 to the Company’s Form 8-K filed July 16, 2010)

2.4*	Securities Purchase Agreement dated August 8, 2011 by and among Ralcorp Frozen Bakery Products, Inc., Ralcorp Holdings, Inc. and Sara Lee Corporation (Filed as Exhibit 2.1 to the Company’s Form 8- K filed August 12, 2011)

2.5*	Separation and Distribution Agreement dated as of February 2, 2012 by and among the Company, Post Holdings, Inc. and Post Foods, LLC (Filed as Exhibit 2.1 to the Company’s Form 8-K filed February 8, 2012)

2.6*	Transition Services Agreement dated as of February 3, 2012 by and between Ralcorp Holdings, Inc. and Post Holdings, Inc. (incorporated by reference to Exhibit 2.2 to Post Holdings, Inc.’s Current Report on Form 8-K filed February 8, 2012 (File No. 001-35305))

2.7*	Employee Matters Agreement dated as of February 3, 2012 by and between Ralcorp Holdings, Inc. and Post Holdings, Inc. (incorporated by reference to Exhibit 2.3 to Post Holdings, Inc.’s Current Report on Form 8-K filed February 8, 2012 (File No. 001-35305))

2.8*	Contribution Agreement dated as of February 3, 2012 by and between Ralcorp Holdings, Inc. and Post Holdings, Inc. (incorporated by reference to Exhibit 2.4 to Post Holdings, Inc.’s Current Report on Form 8-K filed February 8, 2012 (File No. 001-35305))

2.9*	Agreement and Plan of Merger, dated as of November 26, 2012, among Ralcorp Holdings, Inc., ConAgra Foods, Inc. and Phoenix Acquisition Sub Inc. (Filed as Exhibit 2.1 to the Company’s Form 8-K filed November 29, 2012)

3.1*	Restated Articles of Incorporation of Ralcorp Holdings, Inc. (Filed as Exhibit 3.1 to the Company’s Form 10-Q for the period ended December 31, 1996)

3.2*	Amended Bylaws of Ralcorp Holdings, Inc. (Filed as Exhibit 3.2 to the Company’s Form 8-K filed September 24, 2009)

3.3*	Certificate of Designations for Series E Junior Participating Cumulative Preferred Stock of Ralcorp Holdings, Inc. (Filed as Exhibit 3.2 to the Company’s Form 8-K filed May 4, 2011)

4.1*	Shareholder Protection Rights Agreement dated May 4, 2011, by and between Ralcorp Holdings, Inc. and Computershare Trust Company, N.A., as Rights Agent, which includes the Form of Right Certificate as Exhibit A and the Form of Certificate of Designations for Series E Junior Participating Cumulative Preferred Stock as Exhibit C (Filed as Exhibit 4.1 to the Company’s Form 8-K filed May 4, 2011)

4.2*	First Amendment, dated as of November 26, 2012, to the Shareholder Protection Rights Agreement, dated as of May 4, 2011, between Ralcorp Holdings, Inc. and Computershare Trust Company, N.A. (Filed as Exhibit 4.1 to the Company’s Form 8-K filed November 29, 2012)

4.3*	Indenture, dated August 4, 2008, between Cable Holdco, Inc. and Deutsche Bank Trust Company Americas, as trustee (Filed as Exhibit 4.1 to the Company’s Form 8-K filed August 8, 2008)

4.4*	First Supplemental Indenture, dated August 4, 2008, by and between Ralcorp Mailman LLC and Deutsche Bank Trust Company Americas (Filed as Exhibit 4.2 to the Company’s form 8-K filed August 8, 2008)

Exhibit No.	Description

4.5*	Second Supplemental Indenture, dated August 4, 2008, by and between Ralcorp Holdings, Inc. and Deutsche Bank Trust Company Americas (Filed as Exhibit 4.3 to the Company’s Form 8-K filed August 8, 2008)

4.6*	Third Supplemental Indenture, dated January 17, 2012, by and between Ralcorp Holdings, Inc. and Deutsche Bank Trust Company Americas (Filed as Exhibit 4.4 to the Company’s Form 8-K filed January 17, 2012)

4.7*	Indenture, dated as of August 14, 2009, by and among Ralcorp Holdings, Inc., the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee (Filed as Exhibit 4.1 to the Company’s Form 8-K filed August 17, 2009)

4.8*	Supplemental Indenture, dated as of August 14, 2009, by and among Ralcorp Holdings, Inc., the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee (Filed as Exhibit 4.2 to the Company’s Form 8-K filed August 17, 2009)

4.9*	Second Supplemental Indenture, dated as of July 26, 2010, by and among Ralcorp Holdings, Inc., the guarantors names therein and Deutsche Bank Trust Company Americas, as trustee (Filed as Exhibit 4.5 to the Company’s Form 8-K filed July 28, 2010)

10.1*	Reorganization Agreement dated as of January 31, 1997 by and among Ralcorp Holdings, Inc., New Ralcorp Holdings, Inc., Ralston Foods, Inc., Chex, Inc. and General Mills, Inc. (Filed as Exhibit 10.2 to the Company’s Form 10-Q for the period ended December 31, 1996)

10.2*	Agreement and Plan of Merger dated as of August 13, 1996 by and among Ralcorp Holdings, Inc., General Mills, Inc. and General Mills Missouri, Inc. (Filed as Exhibit 2.6 to the Company’s Form 10 dated December 27, 1996)

10.3*	Stock Purchase Agreement by and among Vail Resorts, Inc., Ralston Foods, Inc. and Ralston Resorts, Inc. dated July 22, 1996 (Filed as Exhibit 10.10 to the Company’s Registration Statement on Form 10, dated December 27, 1996)

10.4*	Tax Allocation Agreement dated as of August 4, 2008 between Kraft Foods Inc., Cable Holdco, Inc. and Ralcorp Holdings, Inc. (Filed as Exhibit 10.3 to the Company’s Form 8-K filed August 8, 2008)

10.5*	Tax Allocation Agreement dated as of February 3, 2012 by and between Ralcorp Holdings, Inc. and Post Holdings, Inc. (incorporated by reference to Exhibit 10.1 to Post Holdings, Inc.’s Current Report on Form 8-K filed February 8, 2012 (File No. 001-35305)

10.6*	Shareholder’s and Registration Rights Agreement dated as of February 3, 2012 by and between Ralcorp Holdings, Inc. and Post Holdings, Inc. (incorporated by reference to Exhibit 10.2 to Post Holdings, Inc.’s Current Report on Form 8-K filed February 8, 2012 (File No. 001-35305))

10.7*	$400,000,000 Credit Agreement (revolving credit) dated as of July 18, 2008 among Ralcorp Holdings, Inc., the Lenders party thereto, and JPMorgan Chase Bank as Administrative Agent, Swingline Lender and Issuing Bank dated as of July 18, 2008 (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the period ended June 30, 2008)

10.8*	$500,000,000 Credit Agreement (revolving credit) dated as of July 27, 2010, among Ralcorp Holdings, Inc., the Lenders party thereto, and JPMorgan Chase Bank as Administrative Agent, Swingline Lender and Issuing Bank (Filed as Exhibit 10.1 to the Company’s Form 8-K filed July, 28, 2010)

10.9*	Amendment No. 1 dated as of October 31, 2011 to the $500,000,000 Credit Agreement (revolving credit) dated as of July 27, 2010, among Ralcorp Holdings, Inc., the Lenders party thereto, and JPMorgan Chase Bank as Administrative Agent, Swingline Lender and Issuing Bank (Filed as Exhibit 10.81 to the Company’s Form 10-K filed December 14, 2011)

10.10*	$550,000,000 Credit Agreement (364-day facility) dated as of October 3, 2011 among Ralcorp Holdings, Inc., the Lenders party thereto, and JPMorgan Chase Bank as Administrative Agent, Swingline Lender and Issuing Bank (Filed as Exhibit 10.82 to the Company’s Form 10-K filed December 14, 2011)

10.11*	Amended and Restated Credit Agreement dated as of May 1, 2012, among Ralcorp and the lenders referred to therein (Filed as Exhibit 10.1 to the Company’s Form 8-K filed May 4, 2012)

Exhibit No.	Description

10.12*	Amendment No. 1 to Credit Agreement and Waiver, dated November 27, 2012, by and among Ralcorp Holdings, Inc., JPMorgan Chase Bank, N.A. and the lenders party thereto (Filed as Exhibit 10.2 to the Company’s Form 8-K filed November 29, 2012)

10.13*	Consent, dated November 26, 2012, by and among Ralcorp Receivables, LLC, Ralcorp Holdings, Inc., the funding agents party thereto and JPMorgan Chase Bank, N.A. (Filed as Exhibit 10.1 to the Company’s Form 8-K filed November 29, 2012)

10.14*	Credit Agreement, dated August 30, 2012, among Ralcorp and the lenders referred to therein (Filed as Exhibit 10.1 to the Company’s Form 8-K filed September 5, 2012)

10.15*	Receivables Purchase Agreement dated as of September 25, 2001 among Ralcorp Receivables Corporation, Ralcorp Holdings, Inc., Falcon Asset Securitization Corporation and Bank One, N.A. (Filed as Exhibit 10.4 to the Company’s Form 10-K for the year ended September 30, 2001)

10.16*	Amendment No. 5 to Receivables Purchase Agreement dated as of September 25, 2001 among Ralcorp Receivables Corporation, Ralcorp Holdings, Inc., Falcon Asset Securitization Corporation and Bank One, N.A. dated October 20, 2005 (Filed as Exhibit 10.4 to the Company’s Form 10-K for the year ended September 30, 2005)

10.17*	Amendment No. 6 to Receivables Purchase Agreement dated October 19, 2006 among Ralcorp Holdings, Inc., Ralcorp Receivables Corporation, Falcon Asset Securitization Company LLC, formerly known as Falcon Asset Securitization Corporation and JPMorgan Chase Bank, N.A., successor by merger to Bank One, NA (Filed as Exhibit 10.1 to the Company’s Form 8-K filed October 25, 2006)

10.18*	Amendment No. 7 to Receivables Purchase Agreement dated October 18, 2007 among Ralcorp Holdings, Inc., Ralcorp Receivables Corporation, Falcon Asset Securitization Company LLC, formerly known as Falcon Asset Securitization Corporation and JPMorgan Chase Bank, N.A., successor by merger to Bank One, NA (Filed as Exhibit 10.6 to the Company’s Form 10-K dated November 29, 2007)

10.19*	Amendment No. 8 to Receivables Purchase Agreement dated October 18, 2007 among Ralcorp Holdings, Inc., Ralcorp Receivables Corporation, Falcon Asset Securitization Company LLC, formerly known as Falcon Asset Securitization Corporation and JPMorgan Chase Bank, N.A., successor by merger to Bank One, NA (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the period ended March 31, 2008)

10.20*	Amendment No. 9 to Receivables Purchase Agreement dated October 16, 2008 (Filed as Exhibit 10.1 to the Company’s Form 8-K filed October 16, 2008)

10.21*	Amendment No. 10 to Receivables Purchase Agreement dated October 15, 2009 (Filed as Exhibit 10.8 to the Company’s Form 10-K for the year ended September 30, 2009)

10.22*	Amended and Restated Receivables Purchase Agreement, dated as of November 4, 2010, among Ralcorp Holdings, Inc., Ralcorp Receivables Corporation, the Commercial Paper Conduits party thereto, the Committed Purchasers party thereto, the Funding Agents party thereto, and JPMorgan Chase Bank, N.A., as agent (Filed as Exhibit 10.1 to the Company’s Form 8-K filed November 9, 2010)

10.23*	Amendment No. 1 to Amended and Restated Receivables Purchase Agreement, dated as of December 31, 2011, among Ralcorp Holdings, Inc., Ralcorp Receivables Corporation, the Commercial Paper Conduits party thereto, the Committed Purchasers party thereto, the Funding Agents party thereto, and JPMorgan Chase Bank, N.A., as agent (Filed as Exhibit 10.2 to the Company’s Form 8-K filed January 6, 2012)

10.24*	Amended and Restated Receivables Sale Agreement, dated as of November 4, 2010, among the Originators party thereto and Ralcorp Receivables Corporation (Filed as Exhibit 10.2 to the Company’s Form 8-K filed November 9, 2010)

Exhibit No.	Description

10.25*	Amendment No. 1 to Amended and Restated Receivables Sale Agreement, dated as of December 31, 2011, among the Originators party thereto and Ralcorp Receivables Corporation (Filed as Exhibit 10.4 to the Company’s Form 8-K filed January 6, 2012)

10.26*	Floating Rate Senior Notes, Series A, due May 22, 2010 Note Purchase Agreement (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the period ended June 30, 2003)

10.27*	$145,000,000 4.24% Series B Senior Notes due December 22, 2010, First Supplement to Note Purchase Agreements dated as of December 22, 2003 (Filed as Exhibit 10.4 to the Company’s Form 10-Q for the period ended December 31, 2003)

10.28*	$50,000,000 5.43% Series C Senior Notes due December 22, 2013, Second Supplement to Note Purchase Agreements dated as of December 22, 2003 (Filed as Exhibit 10.5 to the Company’s Form 10-Q for the period ended December 31, 2003)

10.29*	$75,000,000 4.76% Series D Senior Notes due December 22, 2013, Third Supplement to Note Purchase Agreements dated as of December 22, 2003 (Filed as Exhibit 10.6 to the Company’s Form 10-Q for the period ended December 31, 2003)

10.30*	First Amendment dated as of December 22, 2005 to Note Purchase Agreements dated as of May 22, 2003 and Series A, B, C, D and E and F Senior Notes (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the period ended December 31, 2005)

10.31*	$100,000,000 5.57% Senior Notes, Series E due December 21, 2015, Fourth Supplement to Note Purchase Agreement Senior Notes dated as of December 21, 2005 (Filed as Exhibit 10.2 to the Company’s Form 10-Q for the period ended December 31, 2005)

10.32*	$75,000,000 5.43% Senior Notes, Series F due December 21, 2012, Fifth Supplement to Note Purchase Agreement Senior Notes dated as of December 21, 2005 (Filed as Exhibit 10.3 to the Company’s Form 10-Q for the period ended December 31, 2005)

10.33*	$75,000,000 5.56% Senior Notes, Series I, Tranche A, and $25,000,000 5.58% Senior Notes, Series I, Tranche B due January 18, 2019, Eighth Supplement to Note Purchase Agreement dated January 18, 2007 (Filed as Exhibit 99.1 to the Company’s Form 8-K filed January 24, 2007)

10.34*	$100,000,000 5.93% Senior Notes, Series J due May 11, 2022, Ninth Supplement to Note Purchase Agreement, dated May 11, 2007 (Filed as Exhibit 99.1 to the Company’s Form 8-K filed May 15, 2007)

10.35*	Second Amendment dated as of July 9, 2008 to Note Purchase Agreements dated as of May 22, 2003 and Series A, B, C, D, E, F, G, H, I and J Senior Notes (Filed as Exhibit 10.4 to the Company’s Form 8-K filed August 8, 2008)

10.36*	Third Amendment and Consent dated as of January 17, 2012 to Note Purchase Agreements dated as of May 22, 2003 and Series C, D, E, F, I, and J Senior Notes (Filed as Exhibit 10.4 to the Company’s Form 8-K filed January 17, 2012)

10.37*	Note Purchase Agreement dated May 28, 2009 for $50,000,000 7.45% Senior Notes, Series 2009A, due May 28, 2019 and $50,000,000 7.60% Senior Notes, Series 2009B, due May 28, 2021 (Filed as Exhibit 10.1 to the Company’s Form 8-K filed June 3, 2009)

10.38*	First Amendment and Consent dated January 17, 2012 to Purchase Agreements dated as of May 28, 2009 and Series A and B Senior Notes (Filed as Exhibit 10.6 to the Company’s Form 8-K filed January 17, 2012)

10.39*	Amended and Restated Incentive Stock Plan Effective October 1, 2008 (Filed as Exhibit 10.10 to the Company’s Form 10-K for the year ended September 30, 2008)

10.40*	Amended and Restated Ralcorp Holdings, Inc. 2002 Incentive Stock Plan Effective October 1, 2008 (Filed as Exhibit 10.32 to the Company’s Form 10-K for the year ended September 30, 2008)

10.41*	Amended and Restated Ralcorp Holdings, Inc. 2007 Incentive Stock Plan Effective October 1, 2008 (Filed as Exhibit 10.52 to the Company’s Form 10-K for the year ended September 30, 2008)

Exhibit No.	Description

10.42*	Form of Amended and Restated Management Continuity Agreement for Corporate Officers (Filed as Exhibit 10.2 to the Company’s Form 10-Q for the period ended March 31, 2006)

10.43*	Form of Management Continuity Agreement for Co-Chief Executive Officers (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the period ended March 31, 2006)

10.44*	Split Dollar Second to Die Life Insurance Arrangement (Filed as Exhibit 10.07 to the Company’s Registration Statement on Form 10 dated December 27, 1996)

10.45*	Amended and Restated Deferred Compensation Plan for Non-Management Directors Effective October 1, 2008 (Filed as Exhibit 10.17 to the Company’s Form 10-K for the year ended September 30, 2008)

10.46*	Amended and Restated Deferred Compensation Plan for Key Employees Effective October 1, 2008 (Filed as Exhibit 10.18 to the Company’s Form 10-K for the year ended September 30, 2008)

10.47*	Executive Health Plan Effective January 1, 2001 (Filed as Exhibit 10.20 to the Company’s Form 10-K for the year ended September 30, 2005)

10.48*	Amended and Restated Executive Long Term Disability Plan Effective October 1, 2005 (Filed as Exhibit 10.21 to the Company’s Form 10-K for the year ended September 30, 2005)

10.49*	Supplemental Retirement Plan (Filed as Exhibit 10.14 to the Company’s Registration Statement on Form 10 dated December 27, 1996)

10.50*	Amended and Restated Retired Executive Survivor Benefit Plan Effective October 1, 2005 (Filed as Exhibit 10.23 to the Company’s Form 10-K for the year ended September 30, 2005)

10.51*	Amended and Restated Executive Savings Investment Plan Effective October 1, 2008 (Filed as Exhibit 10.23 to the Company’s Form 10-K for the year ended September 30, 2008)

10.52*	Form of Indemnification Agreement for all Non-Management Directors of the Company (Filed as Exhibit 10.35 to the Company’s Form 10-K for the year ended September 30, 1999)

10.53*	Form of Indemnification Agreement for all Management Directors of the Company (Filed as Exhibit 10.36 to the Company’s Form 10-K for the year ended September 30, 1999)

10.54*	Form of Indemnification Agreement for all Corporate Officers who are not Directors of the Company (Filed as Exhibit 10.37 to the Company’s Form 10-K for the year ended September 30, 1999)

10.55*	Summary of Terms of 1999 Non-Qualified Stock Options (Filed as Exhibit 10.38 to the Company’s Form 10-K for the year ended September 30, 1999)

10.56*	Form of Non-Qualified Stock Option Agreement dated May 24, 2001 for each Non-Management Director (Filed as Exhibit 10.34 to the Company’s Form 10-K for the year ended September 30, 2001)

10.57*	Form of Non-Qualified Director Stock Option Agreement dated September 27, 2001 for each Non- Management Director (Filed as Exhibit 10.35 to the Company’s Form 10-K for the year ended September 30, 2001)

10.58*	Form of 2003 Non-Qualified Stock Option Agreement (Filed as Exhibit 10.43 to the Company’s Form 10-K for the year ended September 30, 2003)

10.59*	Form of 2003 Non-Qualified Stock Option Agreement for Non-Management Directors (Filed as Exhibit 10.44 to the Company’s Form 10-K for the year ended September 30, 2003)

10.60*	Form of Non-Qualified Stock Option Agreement dated February 5, 2004 (Filed as Exhibit 10.44 to the Company’s Form 10-K for the year ended September 30, 2004)

10.61*	Form of 2004 Long-Term Restricted Stock Award for Corporate Officers (Filed as Exhibit 99.1 to the Company’s Form 8-K dated as of September 29, 2004)

Exhibit No.	Description

10.62*	Form of Director Non-Qualified Stock Option Agreement dated September 23, 2004 (Filed as Exhibit 99.1 to the Company’s Form 8-K dated September 29, 2004)

10.63*	Form of Non-Qualified Stock Option Agreement dated February 2, 2005 (Filed as Exhibit 10.2 to the Company’s Form 10-Q for the period ended March 31, 2005)

10.64*	Restricted Stock Award Agreement dated June 29, 2005 (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the period ended June 30, 2005)

10.65*	Form of Director Non-Qualified Stock Option Agreement dated September 29, 2005 (Filed as Exhibit 99.1 to the Company’s Form 8-K dated October 5, 2005)

10.66*	Form of Stock Appreciation Rights Agreement dated September 29, 2005 (Filed as Exhibit 10.48 to the Company’s Form 10-K for the year ended September 30, 2005)

10.67*	Form of 2006 Non-Qualified Stock Option Agreement dated September 28, 2006 (Filed as Exhibit 99.1 to the Company’s Form 8-K filed October 4, 2006)

10.68*	Form of Stock Appreciation Rights – Summary of Terms (Filed as Exhibit 99.1 to the Company’s Form 8-K filed October 4, 2006)

10.69*	Long-Term Restricted Stock Awards dated March 30, 2007 granted to the Company’s named executive officers described in the Company’s 2006 Proxy Statement (Filed as Exhibit 99.1 to the Company’s Form 8-K filed September 29, 2004)

10.70*	Form of Stock Appreciation Rights Agreement dated September 27, 2007 (Summary of terms filed in the Company’s 8-K filed October 2, 2007)

10.71*	Form of 2007 Non-Employee Director Stock Appreciation Rights dated September 27, 2007 (Filed as Exhibit 99.1 to the Company’s 8-K filed October 2, 2007)

10.72*	Form of 2007 Non-Employee Director Stock Appreciation Rights Agreement dated October 1, 2007 (Filed as Exhibit 99.1 to the Company’s 8-K filed October 2, 2007)

10.73*	Form of Long-Term Cash Incentive Award Agreement for Co-Chief Executive Officers (Filed as Exhibit 10.57 to the Company’s Form 10-K for the year ended September 30, 2008)

10.74*	Form of Long-Term Cash Incentive Award Agreement for Corporate Officers (Filed as Exhibit 10.578 to the Company’s Form 10-K for the year ended September 30, 2008)

10.75*	Form of Stock Appreciation Rights Agreement dated September 25, 2008 (Filed as Exhibit 10.1 to the Company’s Form 8-K dated September 25, 2008)

10.76*	Form of Non-Employee Director Stock Appreciation Rights Agreement dated September 25, 2008 (Filed as Exhibit 10.2 to the Company’s Form 8-K dated September 25, 2008)

10.77*	Form of Amendment to Non-Qualified Stock Option Agreements and Stock Appreciation Rights Agreements for Non-Employee Directors, effective October 2, 2008 (Filed as Exhibit 10.2 to the Company’s Form 10-Q for the period ended December 31, 2008)

10.78*	Form of Amendment to the Management Continuity Agreements for Co-Chief Executive Officers and Corporate Officers, effective October 1, 2008 (Filed as Exhibit 10.3 to the Company’s Form 10-Q for the period ended December 31, 2008)

10.79*	Form of Amendment to Restricted Stock Award Agreements for Corporate Officers, effective October 1, 2008 (Filed as Exhibit 10.4 to the Company’s Form 10-Q for the period ended December 31, 2008)

10.80*	Form of Amendment to Non-Qualified Stock Option Agreements and Stock Appreciation Rights Agreements, effective October 1, 2008 (Filed as Exhibit 10.5 to the Company’s Form 10-Q for the period ended December 31, 2008)

Exhibit No.	Description

10.81*	Restricted Stock Unit Agreement for Co-Chief Executive Officers dated October 9, 2009 (Filed as Exhibit 10.1 to the Company’s Form 8-K dated October 15, 2009)

10.82*	Restricted Stock Agreement for Non-Chief Executive Officers dated October 9, 2009 (Filed as Exhibit 10.3 to the Company’s Form 8-K dated October 15, 2009)

10.83*	Restricted Unit Award Agreement for Corporate Officer dated July 30, 2010 (Filed as Exhibit 10.1 to the Company’s Form 8-K dated August 4, 2010)

10.84*	Restricted Unit Award Agreement dated November 17, 2011 (Disclosed in the Company’s 8-K filed November 18, 2011, with the terms substantially similar to the terms of the July 30, 2010 Unit award filed as Exhibit 10.1 to the Company’s Form 8-K filed August 4, 2010)

10.85*	Form of stock appreciation rights agreement for non-employee directors (Filed as Exhibit 10.2 to the Company’s Form 8-K filed February 22, 2012)

10.86*	Form of stock appreciation rights agreement for Messrs. Hunt and Wilkinson (Filed as Exhibit 10.3 to the Company’s Form 8-K filed February 22, 2012)

10.87*	Form of stock appreciation rights agreement for corporate officers other than Messrs. Hunt and Wilkinson (Filed as Exhibit 10.4 to the Company’s Form 8-K filed February 22, 2012)

10.88*	Form of restricted stock unit agreement for Messrs. Hunt and Wilkinson (Filed as Exhibit 10.5 to the Company’s Form 8-K filed February 22, 2012)

10.89*	Form of restricted stock unit agreement for corporate officers other than Messrs. Hunt and Wilkinson (Filed as Exhibit 10.6 to the Company’s Form 8-K filed February 22, 2012)

10.90*	Form of long-term incentive compensation award agreement (Filed as Exhibit 10.7 to the Company’s Form 8-K filed February 22, 2012)

10.91*	Form of Long-term Incentive Cash Retention Award (Filed as Exhibit 10.3 to the Company’s Form 8-K filed November 29, 2012)

10.92*	Retirement Agreement and Release, dated July 2, 2012, between Ralcorp Holdings, Inc. and Ronald D. Wilkinson (Filed as Exhibit 10.1 to the Company’s Form 8-K filed July 6, 2012)

10.93*	Separation and Release Agreement, dated as of August 14, 2012, by and between Ralcorp Holdings, Inc. and Walter N. George (Filed as Exhibit 10.1 to the Company’s Form 8-K filed August 17, 2012)

21	Subsidiaries of the Company

23	Consent of PricewaterhouseCoopers LLP

24	Power of Attorney (included under Signatures)

31.1	Certification of Kevin J. Hunt pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 29, 2012

31.2	Certification of Scott Monette pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated November 29, 2012

32	Certification of Kevin J. Hunt and Scott Monette pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 29, 2012

Exhibit No.	Description

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference.
**	Furnished with this report.