Form 10-K/A
period 2012-09-30
RALCORP HOLDINGS INC /MO
filed 2013-01-28
CIK 1029506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

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

800 Market Street

St. Louis, Missouri 63101

(Address, including Zip Code, of Principal Executive Offices)

Registrant’s telephone number, including area code: (314) 877-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, par value $.01 per share	New York Stock Exchange, Inc.
Rights to Purchase Series E Junior Participating Cumulative Preferred Stock	New York Stock Exchange, Inc.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

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

Number of shares of Common Stock, $.01 par value, outstanding as of January 14, 2013: 55,733,873.

Explanatory Note

This Amendment is being filed to include the information required by Part III. Except for Part III, no other information included in the original report on Form 10-K is amended by this Form 10-K/A.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Composition of the Board of Directors

Our board of directors is currently comprised of ten members and is divided into three classes. Each class has a three-year term, and the term of one class expires each year. Vacancies on the board of directors may be filled by a majority of the remaining directors. A director elected to fill a vacancy, or a new directorship created by an increase in the size of the board of directors, serves for the remainder of the full term of the class of directors in which the vacancy or newly created directorship occurred. As a matter of policy, our board of directors will submit the nomination of a director elected to fill a vacancy to the vote of our shareholders at the next annual meeting.

Each of our directors is required to demonstrate independence, integrity, experience and sound judgment in areas relevant to our business, a proven record of accomplishment, a willingness to commit sufficient time to the board and an appreciation for the long-term interests of our shareholders. We expect our directors to possess a background in business, accounting, finance, marketing or strategy and relevant business experience. As part of each director’s biography, we identify and describe key experiences, qualifications and skills that the director contributes to the board. While each director comes from a unique background, the overall composition of the board includes broad experience in a number of important areas, including:

Leadership. We believe that directors who have served as chief executive officers or senior executives are in a position to contribute practical insight into issues of business strategy and operations. They also have access to important sources of market intelligence, analysis and relationships that benefit the company.

Industry and operational experience. As a private brand food manufacturing company, we seek directors who are familiar with the consumer packaged goods industry, who have an appreciation for the competitive dynamics of the retail grocery and foodservice businesses and who have strong operational backgrounds.

Financial expertise. We believe that a strong understanding of finance and financial reporting processes is important for our directors. Our directors have significant capital markets experience, corporate finance expertise and financial reporting backgrounds. Each of our audit committee members is financially literate and qualifies as an audit committee financial expert.

Our board of directors focuses on diversity of skills, business and professional experience and personal backgrounds to ensure a broad range of perspectives. Our corporate governance and compensation committee considers each of these areas of focus in conjunction with its director search process. Final approval of director nominees is determined by the full board, based on the recommendation of the corporate governance and compensation committee.

Benjamin Ola Akande

Director since 2010

Benjamin Ola Akande, age 50, serves as professor of Economics and Dean of the School of Business and Technology at Webster University in St. Louis, Missouri.

As a scholar and educator, Mr. Akande brings to the board strategy, leadership, corporate responsibility and business expertise. Mr. Akande has been actively engaged in the expansion of Webster University’s School of Business and Technology across the United States and throughout the world. Mr. Akande leads faculty and staff throughout the United States, Europe and southeast Asia and is regularly sought out as a commentator and advisor on a multitude of economic and business matters. He currently serves on our corporate governance and compensation committee.

Bill G. Armstrong

Director since 2004

Bill G. Armstrong, age 64, served as Executive Vice President and Chief Operating Officer of Cargill Animal Nutrition, a part of Cargill Inc., from 2001 until his retirement in 2004. Mr. Armstrong served as Chief Operating Officer of Agribrands International Inc., an international agricultural products business, from 1998 to 2001. Prior to that, Mr. Armstrong served as Executive Vice President of Operations of the international agricultural products business of Ralston Purina Company. From 1995 to 1997, Mr. Armstrong served as Regional Chief Executive Officer of South Asia for Ralston Purina Company and, from 1992 to 1995, he served as Managing Director of Ralston Purina Company’s international agricultural products Philippine operations. Mr. Armstrong is a director of Energizer Holdings, Inc.

Mr. Armstrong brings business leadership skills and international and operational experience to the board. He provides valuable insights into global commodity markets, international management and risk management from his executive roles in the agriculture and food industries at Cargill, Agribrands and Ralston Purina Company. Mr. Armstrong also provides expertise in the areas of corporate governance and executive compensation. He is currently chair of our corporate governance and compensation committee.

Jonathan E. Baum

Director since 2010

Jonathan E. Baum, age 52, has been Chairman and Chief Executive Officer of George K. Baum & Company, an investment banking firm, since 1994. Prior to joining George K. Baum & Company in 1991 as Vice President of its Investment Banking division, Mr. Baum was Vice President in the mergers and acquisitions department at Salomon Brothers, Inc.

Mr. Baum’s finance and accounting skills and investment banking background are valuable assets to the board and the audit committee. Mr. Baum provides broad perspectives on financial markets, financial services, corporate finance and accounting. Mr. Baum also provides unique insights into the pasta industry based on his service on the board of directors of American Italian Pasta Company from 1994 to July 2010, when it was acquired by the Company. Mr. Baum currently serves on our audit committee and is an audit committee financial expert.

Barry H. Beracha

Director since 2012

Barry H. Beracha, age 70, served as Executive Vice President of Sara Lee Corp. and Chief Executive Officer of the Sara Lee Bakery Group until his retirement in 2003. Mr. Beracha served as Chairman and Chief Executive Officer of The Earthgrains Company from 1996 until it was acquired by Sara Lee Corp. in 2001. Mr. Beracha joined Anheuser Busch Companies, Inc. in 1967 and held various management positions of increasing responsibility including Vice President and Group Executive of Anheuser Busch Companies, Inc. Mr. Beracha served on the board of Pepsi Bottling Group from 1999 to 2010 and the board of McCormick & Co. from 2000 to 2007. Mr. Beracha is a director of Hertz Global Holdings, Inc.

As a former executive at Sara Lee Corp. and Anheuser Busch Companies, Inc., Mr. Beracha brings leadership, strategic planning, merger and acquisitions and operating experience from a number of large, diversified companies. Mr. Beracha provides valuable insights into consumer products, brand management, and the food and beverage industries, particularly with respect to baked goods and refrigerated and frozen doughs. Mr. Beracha currently serves on our corporate governance and compensation committee.

Kevin J. Hunt

Director since 2004

Kevin J. Hunt, age 61, has been Chief Executive Officer and President since January 2012, prior to which he served as co-Chief Executive Officer and President since 2003. Mr. Hunt served as Corporate Vice President from 1995 to 2003.

Mr. Hunt’s long dedication to the Company and its predecessor, wide-ranging familiarity with our business and the private brand food industry, and experience with the strategies that drive growth have positioned him well to serve as our chief executive officer and president. Prior to his current role, Mr. Hunt served in a number of key marketing and operational roles within the Company and its predecessor, Ralston Purina Company. Mr. Hunt currently serves on our strategy and financial oversight committee.

David W. Kemper

Director since 1994

David W. Kemper, age 62, has been the President of Commerce Bancshares Inc. since 1982, Chief Executive Officer since 1986 and Chairman of the Board since 1991. Mr. Kemper serves as the Chief Executive Officer and President of Commerce Bank, N.A. He joined Commerce Bank in 1978 as Vice President in charge of commercial lending. He served as the Chief Executive Officer of Commerce Bank, St. Louis, from 1986 to 1997. Mr. Kemper is a director of Tower Properties Company.

Mr. Kemper brings leadership, strategic planning and banking and financial services expertise to the board. In addition, Mr. Kemper provides significant insights into global finance and investments, financial planning and risk management based on his extensive background with Commerce Bancshares, Inc. Mr. Kemper currently serves on our audit and strategy and financial oversight committees and is an audit committee financial expert.

Keith A. Meister

Director since 2012

Keith A. Meister, age 39, has served as Managing Partner of Corvex Management LP since December 2010. From August 2003 until August 2010, Mr. Meister served as Vice Chairman of the Board of Icahn Enterprises G.P. Inc., the general partner of Icahn Enterprises L.P. From August 2003 through March 2006, Mr. Meister also served as Chief Executive Officer of Icahn Enterprises G.P. Inc. and from March 2006 until August 2010, Mr. Meister served as Principal Executive Officer of Icahn Enterprises G.P. Inc. From November 2004 until August 2010, Mr. Meister was also a Senior Managing Director of Icahn Capital LP. From 2002 until August 2010, Mr. Meister served as senior investment analyst of High River Limited Partnership, an entity primarily engaged in the business of holding and investing in securities.

Mr. Meister was appointed to our board of directors pursuant to an agreement dated as of October 3, 2012, between the Company, Mr. Meister and an investment fund managed by Mr. Meister. Mr. Meister serves on our board of directors as a designee of that investment fund.

Mr. Meister’s experience and financial expertise are valuable assets to the board and the strategy and financial oversight committee. Mr. Meister provides broad perspectives on a wide range of strategic opportunities. Mr. Meister also provides unique insights on the broader investment community and our shareholder community more particularly. Mr. Meister currently serves on our strategy and financial oversight committee.

Patrick J. Moore

Director since 2012

Patrick J. Moore, age 58, has served as President and Chief Executive Officer of PJM Advisors, LLC, an investment and advisory firm, since June 2011. Mr. Moore served as Chief Executive Officer of Smurfit-Stone Container Corporation, a producer of containerboard and corrugated packaging and one of the world’s largest paper recyclers, from June 2010 until May 2011 and as Chairman and Chief Executive Officer from 2002 until June 2010. During his 24-year tenure at Smurfit-Stone, Mr. Moore also served as chief financial officer, vice president and general manager of the industrial packaging division, and treasurer. Smurfit-Stone Container Corporation filed voluntary petitions for reorganization under Chapter 11 of the U.S. Bankruptcy Code in January 2009. Mr. Moore is a director of Archer-Daniels-Midland Company.

Based on his experience with Smurfit Stone, Mr. Moore provides leadership and governance expertise and a strong understanding of the global packaging industry to the board. As former Chief Financial Officer at Smurfit-Stone, Mr. Moore brings significant audit, financial reporting, corporate finance and risk management experience to the board, including broad experience overseeing audit, tax, treasury and other finance functions. Mr. Moore currently serves on our audit committee and is an audit committee financial expert.

J. Patrick Mulcahy

Director since 2007

J. Patrick Mulcahy, age 68, has served as Chairman of the Board of Energizer Holdings, Inc. since 2007. Mr. Mulcahy served as Vice Chairman of the Board of Energizer Holdings, Inc. from January 2005 to January 2007, and prior to that time served as Chief Executive Officer of Energizer Holdings, Inc. from 2000 to 2005. Mr. Mulcahy served as Chairman of the Board and Chief Executive Officer of Eveready Battery Company, Inc. from 1987 until his retirement in 2005. Mr. Mulcahy is a director of Hanesbrands, Inc.

Mr. Mulcahy provides over forty years of experience in consumer products industries to the board. Mr. Mulcahy brings to the board strong leadership, strategic planning capabilities and financial expertise from his time at Energizer Holdings, Inc. As our chairman, he draws on his management and boardroom experiences to foster active discussion and collaboration among all directors on the board. Mr. Mulcahy currently serves on our corporate governance and compensation committee and is chair of our strategy and financial oversight committee.

David R. Wenzel

Director since 2007

David R. Wenzel, age 49, has served as Director, Revenue and International of Edward Jones since September 2009. Mr. Wenzel served as Vice President Global Finance of Covidien Imaging Solutions from July 2008 to September 2009, Chief Operating Officer of EFR Group from 2005 to 2008, and Chairman of Manna-Pro Corporation from 2004 to 2006. Mr. Wenzel served as Chief Financial Officer of Agribrands International Inc. from 1998 to 2001. Mr. Wenzel served as Chief Financial Officer of the international agricultural products business of Ralston Purina Company from 1996 to 1998. He joined Ralston Purina Company’s Protein Technologies subsidiary as Director of Strategic Planning in 1993 and, in 1994, became Director of Strategic Planning for Ralston Purina Company. Prior to joining Ralston Purina Company, Mr. Wenzel served as Manager of Tax Services for Price Waterhouse LLP.

Mr. Wenzel’s financial expertise, risk management skills and international business background are valuable assets to the board and the audit committee. Mr. Wenzel brings significant audit, tax, finance and financial reporting experience to the board, including experience overseeing tax, treasury and other finance functions.

Information regarding our executive officers is set forth in Item 1 of the original report.

Board Committees and Their Functions

The board of directors has the following three committees: Audit, Corporate Governance and Compensation, and Strategy and Financial Oversight. The corporate governance and compensation committee reviews committee and committee chair assignments annually and recommends committee rosters to the full board after considering factors such as the directors’ business and corporate governance experience, their preferences, criteria for specific committee service, the directors’ other responsibilities and scheduling flexibility. The table below contains information concerning the membership of each of the committees.

	Board	Audit	Corporate Governance and Compensation	Strategy and Financial Oversight
B.O. Akande	—		—
B.G. Armstrong	—		Δ
J.E. Baum	—	—
B.H. Beracha	—		—
K.J. Hunt	—			—

	Board	Audit	Corporate Governance and Compensation	Strategy and Financial Oversight
D.W. Kemper	—	—		—
K.A. Meister	—			—
P.J. Moore	—	—
J.P. Mulcahy	Δ		—	Δ
D.R. Wenzel	—	Δ

Δ Chair	— Member

Audit Committee

Number of meetings in fiscal 2012: 12

The audit committee’s primary responsibilities are to monitor and oversee the following:

•	the quality and integrity of our financial statements and financial reporting;

•	the independence and qualifications of our independent auditors;

•	the performance of our independent audit;

•	our systems of internal accounting, financial controls and disclosure controls; and

•	compliance with legal and regulatory requirements, codes of conduct and ethics programs.

The board of directors has unanimously determined that each of the audit committee members is financially literate under the NYSE listing standards and qualifies as an “audit committee financial expert” within the meaning of SEC regulations and has accounting or related financial management expertise as required by the NYSE listing standards. Each member also meets the independence standards for audit committee membership under the rules of the SEC.

A copy of the audit committee charter may be found on our website at www.ralcorp.com in the Corporate Governance section.

Corporate Governance and Compensation Committee

Number of meetings in fiscal 2012: 6

The corporate governance and compensation committee is responsible for the following:

•	determining the compensation level of the corporate officers, as well as certain other highly-compensated key employees;

•

reviewing management’s Compensation Discussion and Analysis relating to our executive compensation programs and issuing a report confirming the committee’s review and approval of the Compensation Discussion and Analysis for inclusion in our proxy statement and/or annual report;

•	administering and making recommendations with respect to incentive compensation plans and stock-based plans; and

•	reviewing and overseeing risks arising from or in connection with our compensation policies and programs for all employees.

A copy of the corporate governance and compensation committee charter may be found on our website at www.ralcorp.com in the Corporate Governance section.

Strategy and Financial Oversight Committee

Number of meetings in fiscal 2012: 6

The strategy and financial oversight committee periodically reviews financial and strategic matters with management during periods between board meetings. The strategy and financial oversight committee may also exercise all board authority in the intervals between board meetings, to the extent such authority is in compliance with our corporate governance guidelines and does not infringe upon the duties and responsibilities of other board committees.

Director Attendance

Directors are expected to attend all board and committee meetings. Our corporate governance guidelines do not require the directors to attend the annual meeting. All of the directors who were on the board of directors at the time attended the 2012 annual meeting of shareholders. During fiscal 2012, the board of directors met 14 times and various committees of the board met a total of 25 times. All directors attended at least 75% of the total meetings of the board and board committees on which they served during fiscal 2012.

Code of Conduct

We have adopted a code of conduct applicable to all employees, including our corporate officers. A copy of the code of conduct is available on our website at www.ralcorp.com. We intend to post on our website any amendments to our code of conduct and any waivers from our code of conduct for principal officers. These materials may also be requested in print free of charge by writing to our Investor Relations Department at Ralcorp Holdings, Inc., 800 Market Street, Investor Relations, St. Louis, Missouri, 63101.

Section 16(a) Beneficial Ownership Reporting Compliance

Based on a review of reports filed with the SEC by our directors and corporate officers regarding their ownership and transactions in our common stock and written representations from those directors and corporate officers, we believe that each director and corporate officer has filed timely reports under Section 16(a) of the Securities Exchange Act of 1934 during fiscal 2012.

Item 11.	Executive Compensation

DIRECTOR COMPENSATION

We structure director compensation to attract and retain qualified non-employee directors and to further align the interests of our directors with the interests of our shareholders. The corporate governance and compensation committee periodically reviews surveys of non-employee director compensation trends and a competitive analysis of peer company practices prepared by our human resources department and reviewed by Towers Watson, our independent compensation consultant. The corporate governance and compensation committee makes recommendations to the board of directors on compensation for our non-employee directors, including their retainers and annual equity awards. Each component of director compensation is described below.

Annual retainer. Non-employee directors each receive an annual retainer of $55,000. Our chairman receives an additional $15,000. The chairs of our audit committee and corporate governance and compensation committee receive an additional $10,000. In addition, each non-employee director receives $2,000 for each board or committee meeting attended. We pay annual retainers and meeting fees in monthly installments. Directors can elect to have their retainers and meeting fees paid in cash or deferred under a deferred compensation plan.

Stock appreciation rights. Annually, our chairman receives 10,000 stock appreciation rights, and all other non-employee directors receive 3,000 stock appreciation rights. In addition, each new director receives 10,000 stock appreciation rights upon his or her election to the board. The exercise price of the stock appreciation rights is equal to the closing price of our common stock on the New York Stock Exchange on the date of grant. The stock appreciation rights become exercisable three years after the date of grant.

Stock ownership guidelines. A substantial portion of director compensation is linked to our stock performance. We have established stock ownership guidelines that require directors to own shares equal in market value to at least five times their annual retainer.

Deferred compensation. Non-employee directors may defer their retainers and meeting fees. We credit any deferred retainers and meeting fees with earnings based on a director’s selection from a group of funds offered to employees participating in our deferred compensation plan. One of these funds tracks the return on our common stock. Deferrals into the common stock fund receive a 33 1/3% matching contribution. Matching contributions do not vest for five years or until the director’s retirement from the board. Deferrals are paid in cash upon leaving the board of directors.

Other benefits. We pay the premiums on directors’ and officers’ liability and travel accident insurance policies insuring directors. We reimburse directors for their expenses incurred in connection with board meetings. On occasion, we provide directors with ski resort accommodations that we own in Colorado.

The following table sets forth the compensation paid to non-management directors for fiscal year 2012, other than reimbursement for travel expenses.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	All Other Compensation ($)(2)	Total ($)
B.O. Akande	95,500	138,764	15,915	250,179
B.G. Armstrong	121,500	98,543	40,496	260,539
J.E. Baum	109,500	138,764	36,496	284,760
B.H. Beracha	62,667	230,504	20,887	314,058
D.W. Kemper	121,500	103,571	40,496	265,567
K.A. Meister	—	—	—	—
P.J. Moore	70,667	529,143	23,553	623,363
J.P. Mulcahy	133,500	269,471	44,496	447,467
D.R. Wenzel	119,500	138,764	39,829	298,093

(1)

The amounts shown in this column include, with respect to each of Messrs. Beracha and Moore, 10,000 stock appreciation rights granted upon their appointment to the board of directors. The amounts reported represent the grant date fair value of stock appreciation rights, in accordance with U.S. GAAP, for fiscal 2012. Under U.S. GAAP, the fair value of stock appreciation rights is estimated on the grant date using the Black-Scholes option valuation model based on the assumptions contained in Note 18 to the financial statements included in Item 8 of the original report.

(2)	This amount represents the 33 1/3% match on deferrals into common stock equivalents under the deferred compensation plan.

The Board’s Role in Risk Oversight

The board of directors is responsible for the oversight of risk, while management is responsible for the day-to-day management of risk. The board of directors, directly and through its committees, carries out its oversight role by regularly reviewing and discussing with management the risks inherent in the operation of our business and applicable risk mitigation efforts. Management meets regularly to discuss our business strategies, challenges, risks and opportunities and reviews those items with the board of directors at regularly scheduled meetings.

We do not believe that our compensation policies and practices encourage excessive and unnecessary risk-taking. The design of our compensation policies and practices encourages employees to remain focused on both short- and long-term financial and operational goals. For example, annual cash incentive awards measure our short-term performance against a variety of factors. Equity awards typically vest over a number of years, which we believe encourages our key employees to focus on sustained stock price appreciation over an extended period of time.

EXECUTIVE COMPENSATION

Compensation Committee Report

The corporate governance and compensation committee has reviewed and discussed the section entitled Compensation Discussion and Analysis with management and, based on such review and discussions, the corporate governance and compensation committee recommended to the board that the section entitled Compensation Discussion and Analysis be included in this report.

B.G. Armstrong, Chairman

B.O. Akande

B.H. Beracha

J.P. Mulcahy

Compensation Discussion and Analysis

Executive Summary

The corporate governance and compensation committee and board of directors, with advice from their compensation consultant, Towers Watson, took the following actions in fiscal 2012:

Base salaries increased, but are still conservative relative to our peer group. In October 2011, base salaries for the corporate officers named in this report were adjusted to reflect the scope and size of the Company following the separation of the Post brand cereal business and, for certain corporate officers including Messrs. Hunt, Monette and Huber, to recognize the increased scope of the officer’s responsibilities. Even with these adjustments, the base salaries of our corporate officers are positioned below the market median for our peer group.

Performance-based compensation was lower than last year. Annual cash bonuses for fiscal 2012 reflected our overall financial performance and the financial performance of our business units relative to targeted performance levels established at the beginning of fiscal 2012 and approved by our board of directors. A portion of the annual cash bonuses for fiscal 2012 reflected the individual contributions of our corporate officers to the achievement of certain key strategic initiatives completed during fiscal 2012, including the completion of four acquisitions, the separation of the Post brand cereals business and certain strategic restructuring initiatives.

Stock appreciation rights were granted to incent long-term stock price appreciation. In February 2012, the corporate officers named in this report received stock appreciation rights intended to promote long-term stock price improvement. We have historically granted stock appreciation rights annually to our corporate officers; however, no such awards were granted during fiscal 2011. As a result, the number of stock appreciation rights granted to our corporate officers in fiscal 2012 was, on average, higher than comparable awards granted in prior years.

Restricted stock unit awards were granted in order to provide a retention incentive. From time to time, we have granted restricted stock or restricted stock units to our corporate officers in order to provide a retention incentive to those key leaders. At the end of fiscal 2011, restricted stock awards granted in fiscal 2004 and 2009 began to vest. In order to strengthen the retention incentive for our corporate officers following the separation of the Post brand cereals business, we again granted restricted stock units to the corporate officers named in this report in February 2012. These awards are intended to ensure continuity in the management team tasked with executing the Company’s long-term strategy following the separation of the Post brand cereals business.

Long-term cash incentive awards were granted to drive superior financial results. In February 2012 following the separation of the Post brand cereals business, we granted long-term cash incentive awards in order to drive superior financial results. These awards provide for potential payouts in excess of comparable payouts at peer group companies in the event that we achieve earnings per share growth over a three-year period significantly in excess of our peer group. These awards were intended to reward our corporate officers for the attainment of certain “stretch” goals established by our board of directors.

Compensation Philosophy and Principles

Our philosophy is to maintain a compensation program that will attract, motivate, reward and retain leaders who are able to generate significant shareholder value. Our corporate governance and compensation committee bases its compensation decisions on the following core principles:

Compensation should be competitive. Competition for management talent in the food and consumer packaged goods industries is significant. To ensure that our executive compensation remains competitive, the committee, with the assistance of management and Towers Watson, the compensation consultant, monitors the compensation practices of our peer group as well as those of a broader group of food and consumer packaged goods companies. The composition and characteristics of our peer group are described below.

Compensation should vary with performance. Executive compensation should be linked with the Company’s performance. As our key leaders assume greater responsibility, a larger portion of their total compensation becomes dependent on Company, business unit and individual performance. Annual and long-term incentive awards are designed to allow the corporate officers to earn compensation that, when combined with their base salaries, could generate total compensation at or higher than (depending on improvements in our share price) the median levels and would reflect our long-term stock price performance.

Compensation should align the interests of our corporate officers with those of our shareholders. Our compensation program is designed to encourage our corporate officers to take actions that enhance shareholder value by linking a substantial portion of their compensation to the performance of our stock price.

Compensation should provide a retention incentive. Executive compensation should provide a retention incentive to promote continuity in the management team tasked with executing the Company’s long-term strategy following the separation of the Post brand cereals business.

Peer Group

The corporate governance and compensation committee, with the assistance of management and the independent compensation consultant, benchmarks our performance and compensation against an industry peer group. In selecting our peer group, the corporate governance and compensation committee considered our food and consumer packaged goods industry competitors, a group of comparable mid-cap companies with median annual revenue of approximately $4.2 billion, companies with similar business dynamics and challenges and other competitors for executive talent.

The corporate governance and compensation committee annually reviews the composition of this industry peer group to assure it is the most relevant set of companies to use for comparison purposes. The following companies comprise the peer group used by our corporate governance and compensation committee for purposes of assessing executive compensation:

Brown-Forman Corp.	Flowers Foods, Inc.	McCormick & Co.
Campbell Soup Co.	The Hershey Co.	Newell Rubbermaid Inc.
Church & Dwight Co. Inc.	Hormel Foods Corp.	Snyder’s-Lance, Inc.
The Clorox Co.	The J.M. Smucker Company	Spectrum Brands, Inc.
Constellation Brands, Inc.	Ingredion, Inc. (formerly Corn Products International Inc.)	TreeHouse Foods, Inc.
Energizer Holdings, Inc.

The peer group review conducted for fiscal 2012 confirmed that the salaries of our corporate officers were generally below the median of the salaries paid to executives within the peer group performing similar functions. However, the variable elements of compensation (cash bonuses, restricted awards and stock appreciation rights) allow the corporate officers to earn compensation that, when combined with their base salaries, could generate total compensation at or higher than (depending on increases in our share price) the median levels and would reflect our long-term stock price performance.

Elements of Our Fiscal 2012 Executive Compensation Program

During fiscal 2012, our executive compensation program consisted of base salary, annual incentive, long-term incentive, broad-based benefits and certain limited perquisites. The following table outlines the main objectives of the various elements of our executive compensation program:

Element	Objective
Base salary	To provide fixed income based on size, scope and complexity of the individual’s role, as well as to recognize each officer’s current and historical performance.

Annual incentive

To provide focus and rewards for achievement of annual corporate and individual performance objectives.

Awards are paid in cash at the discretion of the board upon the recommendation of the corporate governance and compensation committee. Awards are not computed through specific mathematical formulas.

Long-term incentive	To provide incentive for delivering long-term shareholder value and to retain key leaders. Awards are made in restricted stock, restricted stock units and stock appreciation rights.

Retirement and health benefits	To provide competitive retirement security and health benefits. Our officers participate in most of the same benefit plans made available to U.S.-based salaried employees, including medical benefits, disability and life insurance, pension plan, savings investment plan and deferred compensation plan.

Perquisites	To provide limited perquisites which enable our officers to focus on their duties, increase time efficiency and mitigate risk. Our officers are provided limited financial and tax counseling benefits, supplemental health insurance benefits and limited use of a company condominium and aircraft.

Severance	To provide post-termination compensation to attract and retain corporate officers and promote orderly succession for key roles.

Changes to our Executive Compensation Program for Fiscal 2013

Our corporate governance and compensation committee regularly reviews our executive compensation program to ensure that it is successfully achieving our compensation objectives. The committee also considers the extent to which our compensation program is designed to achieve our long-term financial and operating goals. At the end of fiscal 2012, the committee concluded that certain changes to our executive compensation program were appropriate. As a result, our board of directors, upon the recommendation of the corporate governance and compensation committee and our compensation consultant, approved certain salary adjustments for our corporate officers intended to align them to the 40th percentile of the salaries paid to executives within the peer group performing similar functions. Additionally, in order to provide our corporate officers the opportunity to earn greater compensation based on the achievement of financial results, our board of directors increased the bonus targets for our corporate officers to 80% of base salary (120% for our chief executive officer).

On November 26, 2012, concurrently with our execution of an Agreement and Plan of Merger with ConAgra Foods, Inc., pursuant to which ConAgra Foods has agreed to acquire Ralcorp subject to the terms and conditions set forth in the Agreement and Plan of Merger, the corporate officers named in this report were, as part of a larger retention program for our employees, granted long-term incentive cash retention awards, which they received in lieu of equity and equity-based compensation awards that would have been granted to them in November 2012 in the ordinary course had we not entered into the Agreement and Plan of Merger with ConAgra Foods. The retention award amount for each corporate officer named in this report is as follows: Kevin J. Hunt – $2,500,000; Scott Monette – $1,000,000; Richard R. Koulouris – $900,000; and Charles G. Huber, Jr. – $900,000. These retention awards generally will vest and be paid one-third upon the completion of the merger, one-third six months after the completion of the merger and one-third one year after the completion of the merger. The retention awards are subject to continued employment through the applicable vesting date, except if the corporate officer’s employment is terminated at any time without cause (as defined in the severance plan in which the officer is a participant) or, upon or after a change of control, the officer resigns for “good reason,” prior to payment of any portion of the retention award, he shall, subject to a release of employment-related claims, be entitled to receive any unpaid installments of the award generally within 30 days after the date of termination.

For purposes of the retention awards, “good reason” means a resignation following one or more events, circumstances or conditions which constitute an involuntary termination under the applicable management continuity agreement, except that the officer must provide us a written notice of the existence of one or more of the events, circumstances or conditions described above within 90 days after the occurrence of such event, circumstance or condition, and we will have 30 days after receipt of such notice to remedy the event, circumstance or condition.

Components of our Incentive Program

Annual Incentive Awards. Historically, we have provided the corporate officers the opportunity to earn additional cash compensation through an annual cash bonus. Our corporate governance and compensation committee has exercised its judgment and discretion in determining whether to pay or award a cash bonus to a corporate officer. In determining the amount of each bonus, the committee has evaluated a variety of factors, including the financial performance of the corporate officer’s business unit relative to the business plan (including such measures as sales volume, revenues, costs, cash flow and operating profit); our overall financial performance (including the quality of strategic plans, organizational and management development, participation in evaluations of potential acquisitions and similar manifestations of individual performance); the corporate officer’s total compensation package; and the business environment for the corporate officer’s business unit. For fiscal 2012, the bonus target for our chief executive officer was equal to 100% of his base salary, and for each of the other officers named in this report the bonus target was equal to 60% of his base salary.

At the beginning of fiscal 2013, we adopted a program that provides our corporate officers with an opportunity to earn an annual incentive award that is paid in cash. For our chief executive officer, the annual incentive award target is equal to 120% of his base salary, and for each of the other officers named in this report the annual incentive award target is equal to 80% of his base salary. Potential payouts under the program range from 50% to 150% of the targeted awards depending upon the achievement of certain performance conditions. The annual incentive awards contain a threshold performance equal to 90% of targeted performance and a maximum performance equal to 110% of targeted performance. The committee has determined that the payout ranges and threshold and maximum performance levels are relatively consistent with a majority of the companies within our peer group and appropriately align our performance expectations with potential payouts.

Long-Term Incentive Awards and Special Awards. A significant portion of the pay opportunity for our corporate officers is provided through long-term incentive awards granted under our 2007 Amended and Restated Stock Incentive Plan. Typically, awards for each year are granted annually in November just after our fiscal year end. In fiscal 2012, however, we delayed the grant of long-term incentive awards until February 2012, following the separation of the Post brand cereals business.

Historically, our long-term incentive awards have consisted of stock appreciation rights. These awards generally vest ratably over a three-year period beginning on the third anniversary of the date of grant. The exercise price per right equals the closing price of our common stock on the New York Stock Exchange on the grant date. The rights include the right to pay the exercise price in cash or previously acquired common stock and the right to have shares withheld by the Company to pay withholding tax obligations due upon exercise.

From time to time, we have granted restricted stock or restricted stock units to our corporate officers for retention purposes. At vesting, these awards are settled in stock. These awards earn dividend equivalents equal to dividends paid on our common stock, which are distributed only to the extent the underlying restricted stock or restricted stock units vest. At the end of fiscal 2011, restricted stock awards granted in fiscal 2004 and 2009 began to vest. In order to strengthen the retention incentive for our corporate officers following the separation of the Post brand cereals business, we again granted restricted stock units to the corporate officers named in this report in February 2012. These awards generally vest five years after the grant date.

From time to time, we have also granted other performance awards which are intended to incentivize superior results. In February 2012 following the separation of the Post brand cereals business, we granted long-term cash incentive awards to the corporate officers named in this report in order to drive superior financial results. These awards provide for potential payouts in excess of comparable payouts at peer group companies in the event that we achieve a compound annual growth rate in adjusted diluted earnings per share equal to 10% over a three-year period. These awards are intended to reward our corporate officers for the attainment of performance significantly in excess of the historical performance of our peer group.

Perquisites. We provide corporate officers with limited perquisites and other personal benefits that we believe are reasonable and consistent with our overall compensation philosophy. These benefits help retain and attract superior employees for key positions. The committee reviews the levels of perquisites and other benefits periodically.

In the event of death of a retired corporate officer, eligible beneficiaries will be provided a death benefit in an amount equal to 50% of the earnings recognized under our benefit plans for the officer during the last full year of employment. This benefit is not presently insured or funded. The long-term disability plan is available to certain regular employees and imposes a limit of $10,000 per month (60% of a maximum annual salary of $200,000) on the amount paid to a disabled employee. In addition, the executive long-term disability plan provides additional benefits to the corporate officers in the event they become disabled. The executive long-term disability plan will provide a supplemental benefit equal to 60% of the difference between the corporate officer’s previous year’s earnings recognized under our benefit plans and $200,000, with appropriate taxes withheld. The supplemental benefit is grossed up for income taxes.

Our executive health plan provides eligible employees and their eligible dependents with supplemental health insurance coverage. The executive health plan provides reimbursement for up to $10,000 per illness annually, for covered out-of-pocket expenses not reimbursed by our sponsored health plan. The committee believes this encourages the corporate officers to proactively address health issues. We also pay for our corporate officers to receive an annual physical exam.

Our corporate officers are entitled to receive reimbursement for eligible financial planning, tax and estate planning. The first year’s allowance is $7,500 ($10,000 for our chief executive officer) with subsequent annual allowances of $5,000 ($6,000 for our chief executive officer). The benefit is provided for the officers given our belief that good financial planning and tax preparation by a professional reduces the time and attention the officer would otherwise spend on their personal financial affairs and affords them more time to focus on their job responsibilities.

Occasionally, the corporate officers use condominiums in Colorado owned by us for personal use. All income taxes for such use are paid for by the officer. In addition, we have fractional ownership in several corporate aircraft in which spouses and immediate family members may travel with the corporate officers for business related trips. Travel by family members is subject to tax gross-ups and discussed in the Summary Compensation Table where applicable. Our officers do not use the corporate aircraft for personal use.

CEO Performance and Compensation

Based on a review of our peer group and other compensation data provided by our human resources department, Mr. Hunt’s base salary for fiscal 2012 was positioned between the 30th and 40th percentiles of chief executive officer compensation for our peer group companies. In October 2011, Mr. Hunt’s base salary was increased by approximately 30% to $850,000 in order to reflect the level of additional responsibility associated with his role as sole chief executive officer. No other changes were made to his compensation opportunity for 2012.

In assessing Mr. Hunt’s individual performance for fiscal 2012, the committee solicited feedback from all non-employee directors and subsequently discussed the consolidated input with all non-employee directors meeting in executive session. The criteria used to measure Mr. Hunt’s performance included our financial and operational performance for fiscal 2012, his overall level of leadership and his continued ability to develop and implement strategies, including acquisition opportunities, to enhance shareholder value.

At the beginning of fiscal 2013, based on the assessment of his performance, the committee recommended, and the board of directors approved, a 3% increase in base salary to $875,000, effective December 1, 2012 and a bonus payout for fiscal 2012 of $425,000.

Stock Ownership Requirements

We have maintained stock ownership guidelines applicable to all non-employee directors and all corporate officers since 2010. Minimum ownership requirements remain at five times annual retainer for non-employee directors, five times salary for the chief executive officer and two times base salary for all other corporate officers. Newly-appointed directors or corporate officers are given five years to attain the ownership target. For purposes of our stock ownership requirements, we include direct and family owned shares of stock, indirect interests in shares of our common stock held under deferred compensation plans and stock units held in our stock incentive plan.

Deductibility of Certain Executive Compensation

A feature of the Omnibus Budget Reconciliation Act of 1993 sets a limit on deductible compensation of $1,000,000 per person, per year for the chief executive officer and the next three highest-paid executives (excluding the chief financial officer). However, the limit does not apply if the compensation is strictly performance based. While it is the general intention of the committee to meet the requirements for deductibility, the committee may, in the exercise of its judgment, approve payment of compensation from time to time that may not be fully deductible. The committee believes this flexibility will enable it to respond to changing business conditions, or to an officer’s exceptional individual performance. The committee will continue to review and monitor its policy with respect to the deductibility of compensation.

Consideration of Say on Pay Vote

At our 2012 annual meeting, we presented our shareholders with an advisory vote to approve the compensation of our named executive officers as described in the proxy statement for that meeting. The corporate governance and compensation committee was pleased that approximately 91% of the votes cast on this item (excluding abstentions) were cast in favor of our executive compensation program as structured. The corporate governance and compensation committee considered the results of this vote as support for maintaining and continuing similar practices and philosophies in determining our executive compensation for the 2012 fiscal year.

Summary Compensation Table

The following table shows information about the compensation of our chief executive officer, our chief financial officer, individuals who served as our chief executive officer and chief accounting officer during fiscal 2012 and the three most highly compensated officers who were serving as corporate officers at September 30, 2012. Certain columns have been omitted where inapplicable.

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Option Awards ($)(4)	Non-Equity Incentive Plan Compensation ($)	Changes in Pension Value and Non- Qualified Deferred Compensation Earnings ($)(5)	All Other Compensation ($)(6)	Total ($)
K.J. Hunt,	2012	850,000	425,000	3,732,500	2,009,172	—	132,492	100,689	7,249,853
CEO & President	2011	650,000	647,000	—	—	—	138,508	67,693	1,503,201
	2010	610,000	632,500	2,813,500	2,240,250	—	110,827	91,279	6,498,356

S. Monette,	2012	410,000	123,000	1,119,750	709,120	—	10,647	42,585	2,415,102
VP and Chief Financial Officer	2011	330,000	202,000	—	—	—	11,450	35,371	578,821
	2010	300,000	190,000	703,375	746,750	—	8,380	38,901	1,987,406

C.G. Huber, Jr.,	2012	385,000	50,000	1,119,750	709,120	—	35,631	58,639	2,358,140
VP and President of Ralcorp Frozen Bakery Products	2011	355,000	235,000	—	—	—	37,815	40,282	668,097
	2010	310,000	185,000	703,375	746,750	—	27,354	35,502	2,007,981

R.R. Koulouris,	2012	385,000	150,000	1,119,750	709,120	—	87,514	33,506	2,484,890
VP and President of Ralcorp Food Group	2011	375,000	79,000	—	—	—	94,643	29,014	577,657
	2010	335,000	255,000	844,050	746,750	—	71,365	42,704	2,294,869

D.P. Skarie,	2012	162,500	168,750	—	—	—	115,224	72,306	518,780
former co-CEO and President(7)	2011	650,000	647,000	—	—	—	23,061	59,288	6,415,207
	2010	610,000	632,500	2,813,500	2,240,250	—	86,523	95,896	1,394,031

T.G. Granneman,	2012	87,500	52,500	—	—	—	3,374	10,900	154,274
former VP and Chief Accounting Officer(7)	2011	335,000	200,000	—	—	948,500	30,889	32,572	1,546,961
	2010	313,000	180,000	703,375	746,750	—	25,953	38,112	2,007,190

R.W. Wilkinson,	2012	385,000	35,000	1,119,750	709,120	—	42,659	2,670,802	4,927,331
former VP and President of Ralcorp Cereal Products(8)	2011	375,000	188,000	—	—	—	51,774	24,082	638,856
	2010	335,000	200,000	844,050	746,750	—	42,710	40,006	2,208,516

(1)	The amounts reported represent base salaries paid to each of the named officers for the listed fiscal year.
(2)

The amounts reported represent annual cash bonuses paid to each of the named officers for the listed fiscal year, including amounts that the named officers elected to defer under our deferred compensation plans.

(3)

The amounts reported represent the grant date fair value of restricted stock or restricted stock unit awards, in accordance with U.S. GAAP, for the fiscal year listed. Under U.S. GAAP, the fair value of restricted stock or restricted stock unit awards is estimated on the grant date based on the closing price for our common stock on that date.

(4)

The amounts reported represent the grant date fair value of stock appreciation rights, in accordance with U.S. GAAP, for the fiscal year listed. Under U.S. GAAP, the fair value of stock appreciation rights is estimated on the grant date using the Black-Scholes option valuation model based on the assumptions contained in Note 18 to the financial statements included in Item 8 of this report.

(5)

The changes in pension value included in the figures reported represent the increase in the present value of the accrued pension benefit for each named officer. This increase in present value is not a current cash payment. It represents the increase in the value of the named officers’ pensions, which are paid only after retirement. Although the pension plans are frozen, the present value of the accrued pension benefits for each named officer increased over the previous year-end because the normal retirement age, the assumed commencement of benefits, is one year closer for most of the named officers. The present value can also increase or decrease in value due to changes in actuarial assumptions.

(6)

The amounts reported represent the aggregate dollar amount for each named officer for company contributions to our savings investment plans, financial planning, premiums for executive health benefit coverage and spousal travel (and any tax reimbursements in respect of such spousal travel). The following table shows the specific amounts included in the table above:

Name	Year	Matching Contributions	Financial Planning	Health Premiums and Medical Exam	Spousal Travel	Other	Total
K.J. Hunt	2012	88,820	4,435	2,469	1,424	3,541	100,689
	2011	39,000	2,800	2,059	19,039	4,795	67,693
	2010	74,550	2,250	4,053	10,246	—	91,279

S. Monette	2012	36,320	2,486	3,779	—	—	42,585
	2011	31,200	2,201	1,970	—	—	35,371
	2010	28,350	2,388	8,163	—	—	38,901

C.G. Huber, Jr.	2012	37,050	—	21,589	—	—	58,639
	2011	24,000	—	15,653	—	—	40,282
	2010	28,980	—	5,893	629	—	35,502

R.R. Koulouris	2012	27,790	—	4,024	1,692	—	33,506
	2011	22,500	1,515	2,814	2,185	—	29,014
	2010	35,400	1,080	4,171	2,053	—	42,704

D.P. Skarie	2012	65,170	4,839	3,483	—	3,653	72,306
	2011	39,000	5,729	3,602	4,755	6,202	59,288
	2010	74,550	7,882	7,747	5,717	—	95,896

T.G. Granneman	2012	10,837	—	63	—	—	10,900
	2011	20,100	1,647	10,825	—	—	32,572
	2010	30,807	2,193	1,906	—	3,206	38,112

R.D. Wilkinson	2012	20,612	—	2,475	—	—	23,087
	2011	20,325	425	2,526	806	—	24,082
	2010	32,100	415	6,938	553	—	40,006

The incremental cost of use of our aircraft is calculated based on the variable costs, including fuel costs, mileage, trip-related maintenance, universal weather-monitoring costs, on-board catering, landing/ramp fees and other miscellaneous variable costs. Fixed costs which do not change based on usage, such as allocated pilot salaries and the cost of maintenance not related to trips are excluded.

In the case of Mr. Wilkinson, the amount reported also includes a special retirement bonus equal to $2,612,715, which became payable upon his retirement on September 30, 2012 (as disclosed in to our Current Report on Form 8-K filed on July 6, 2012). Effective upon his retirement, Mr. Wilkinson forfeited certain long-term incentive awards in accordance with their terms (as disclosed in our Current Report on Form 8-K filed on July 6, 2012), including awards granted in February 2012, the grant date fair value of which is included in the summary compensation table above even though such amounts were forfeited upon his retirement.

(7)	Messrs. Skarie and Granneman retired effective December 31, 2011.
(8)	Mr. Wilkinson retired effective September 30, 2012.

Grants of Plan-Based Awards for Fiscal 2012

The following table sets forth information on grants of certain awards to the corporate officers named in this report during the fiscal year ended September 30, 2012.

	Grant	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			All Other Stock Awards: Number of Shares of Stock or	All Other Option Awards: Number of Securities Underlying	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option
Name	Date	Threshold ($)	Target ($)	Maximum ($)	Units (#)(2)	Options (#)(3)	($/Sh)(3)	Awards ($)
K.J. Hunt	02/15/12	$1,250,000	$2,500,000	$3,750,000	50,000	85,000	$74.65	$5,741,672
S. Monette	02/15/12	500,000	1,000,000	1,500,000	15,000	30,000	74.65	1,828,870
C.G. Huber, Jr.	02/15/12	500,000	1,000,000	1,500,000	15,000	30,000	74.65	1,828,870
R.R. Koulouris	02/15/12	500,000	1,000,000	1,500,000	15,000	30,000	74.65	1,828,870
D.P. Skarie	—	—	—	—	—	—	—	—
T.G. Granneman	—	—	—	—	—	—	—	—
R.D. Wilkinson	02/15/12	500,000	1,000,000	1,500,000	15,000	30,000	74.65	1,878,870

(1)

The amounts reported reflect threshold, target and maximum payout amounts for our performance over the three-year period ending December 31, 2014 under awards granted during fiscal 2012. Payouts under these awards depend upon our attainment of a 20% compound annual growth rate of adjusted diluted earnings per share over the performance period. Threshold payouts are subject to the attainment of at least 90% of targeted performance, and maximum payouts are subject to the attainment of at least 110% of targeted performance. Payout amounts will be adjusted proportionately for performance levels that exceed the threshold level and that fall below the maximum level.

(2)

The amounts reported relate to the restricted stock units awarded to the named officers during fiscal 2012. Under U.S. GAAP, the fair value of restricted stock unit awards is estimated on the grant date based on the closing price for our common stock on the date of grant. On February 15, 2012, the closing price of our common stock was $74.65.

(3)

The amounts reported relate to stock appreciation rights awarded to the named officers during fiscal 2012. Under U.S. GAAP, the fair value of each stock appreciation right is calculated on the grant date using the Black-Scholes option valuation model based on the assumptions contained in Note 18 to the financial statements included in Item 8 of this report. The stock appreciation rights granted during fiscal 2012 had a grant date present value of $23.64 per right.

Outstanding Equity Awards at September 30, 2012

The following table sets forth information with respect to exercisable and unexercisable options and unvested stock awards held by the corporate officers named in this proxy statement on September 30, 2012. The market value of shares or units that have not vested as of September 30, 2012 is based on a per-share stock price of $73.00, the adjusted closing price of a share of common stock of Ralcorp on September 28, 2012, the last trading day prior to September 30, 2012.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)
K.J. Hunt	60,886	(3)	—	26.53	2/4/2014	10,000	(4)	730,000
	82,911	(5)	—	35.46	9/28/2015	—		—
	88,833	(6)	—	41.36	9/27/2016	30,000	(7)	2,190,000
	88,833	(8)	—	47.75	9/26/2017	—		—
	59,222	(9)	29,611	55.78	9/24/2018	50,000	(10)	3,650,000
	—	(11)	44,416	47.51	10/8/2019	—		—
	—	(12)	88,833	48.50	9/22/2020	—		—
	—	(13)	85,000	74.65	2/14/2022	50,000	(14)	3,650,000
D.P. Skarie*	88,883		—	55.78	9/24/2018	—		—
	44,416		—	47.51	10/8/2019	—		—
	88,883		—	48.50	9/22/2020	—		—
Scott Monette	20,801	(1)	—	19.73	1/29/2013	4,000	(4)	292,000
	24,354	(3)	—	26.53	2/04/2014	12,000	(7)	876,000
	23,688	(5)	—	35.46	9/28/2015	12,500	(10)	912,500
	26,650	(6)	—	41.36	9/27/2016	15,000	(14)	1,095,000
	26,650	(8)	—	47.75	9/26/2017	—		—
	19,740	(9)	9,871	55.78	9/24/2018	—		—
	—	(11)	14,805	47.51	10/8/2019	—		—
	—	(12)	29,611	48.50	9/22/2020	—		—
	—	(13)	30,000	74.65	2/14/2022	—		—
T.G. Granneman*	11,844		—	26.53	2/4/2014	—		—
	23,688		—	35.46	9/28/2015	—		—
	26,650		—	41.36	9/27/2016	—		—
	26,650		—	47.75	9/26/2017	—		—
	29,611		—	55.78	9/24/2018	—		—
	14,805		—	47.51	10/8/2019	—		—
	29,611		—	48.50	9/22/2020	—		—
C.G. Huber, Jr.	5,479	(2)	—	19.73	1/29/2013	—		—
	24,354	(3)	—	26.53	2/4/2014	4,000	(4)	292,000
	23,688	(5)	—	35.46	9/28/2015	—		—
	26,650	(6)	—	41.36	9/27/2016	12,000	(7)	876,000
	26,650	(8)	—	47.75	9/26/2017	—		—
	19,740	(9)	9,871	55.78	9/24/2018	12,500	(10)	912,500
	—	(11)	14,805	47.51	10/8/2019	—		—
	—	(12)	29,611	48.50	9/22/2020	—		—
	—	(13)	30,000	74.65	2/14/2022	15,000	(14)	1,095,000
R.R. Koulouris	28,007	(3)	—	26.53	2/4/2014	5,000	(4)	365,000
	27,242	(5)	—	35.46	9/28/2015	15,000	(7)	1,095,000
	29,611	(6)	—	41.36	9/27/2016	15,000	(10)	1,095,000
	29,611	(8)	—	47.75	9/26/2017	15,000	(14)	1,095,000
	19,740	(9)	9,871	55.78	9/24/2018	—		—
	—	(11)	14,805	47.51	10/8/2019	—		—
	—	(12)	29,611	48.50	9/22/2020	—		—
	—	(13)	30,000	74.65	2/14/2022	—		—
R.D. Wilkinson**	27,242		—	35.46	9/28/2015	—		—
	29,611		—	41.36	9/27/2016	—		—
	29,611		—	47.75	9/26/2017	—		—
	19,740		—	55.78	9/24/2018	—		—

*	Messrs. Skarie and Granneman retired on December 31, 2011.
**	Mr. Wilkinson retired effective as of September 30, 2012. The figures in the table for Mr. Wilkinson reflect his equity award holdings effective as of immediately after his retirement on September 30, 2012.
(1)	Non-qualified stock options; exercisable at a rate of 25% on January 31, 2005, 2006, 2007 and 2008.
(2)	Non-qualified stock options; exercisable at a rate of 25% on January 30, 2006, 2007, 2008 and 2009.
(3)	Non-qualified stock options; exercisable at a rate of 25% on February 5, 2007, 2008, 2009 and 2010.
(4)	Restricted stock award; restrictions lapse at a rate of 33 1/3% on September 23, 2011, 2012 and 2013.
(5)	Stock appreciation rights; exercisable at a rate of 33 1/3% on September 29, 2008, 2009 and 2010.
(6)	Stock appreciation rights; exercisable at a rate of 33 1/3% on September 28, 2009, 2010 and 2011.
(7)	Restricted stock award; restrictions lapse at a rate of 33 1/3% on March 30, 2014, 2015, and 2016.
(8)	Stock appreciation rights; exercisable at a rate of 33 1/3% on September 27, 2010, 2011 and 2012.
(9)	Stock appreciation rights; exercisable at a rate of 33 1/3% on September 25, 2011, 2012 and 2013.
(10)	Restricted stock award; restrictions lapse on December 31, 2013.
(11)	Stock appreciation rights; exercisable at a rate of 33 1/3% on October 9, 2012, 2013 and 2014.
(12)	Stock appreciation rights; exercisable at a rate of 33 1/3% on September 23, 2013, 2014 and 2015.
(13)	Stock appreciation rights; exercisable at a rate of 33 1/3% on February 15, 2015, 2016 and 2017.
(14)

Restricted stock unit award; restrictions lapse (i) in the case of Mr. Hunt, at a rate of 20% on February 15, 2013, 2014, 2015, 2016 and 2017, and (ii) in the case of all other officers, in full on February 15, 2017.

Option Exercises and Stock Vested for Fiscal 2012

The following table provides information on an aggregate basis, about stock options that were exercised and stock awards that vested during the fiscal year ended September 30, 2012 for each of the corporate officers named in this report.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)
K.J. Hunt	—	—	10,000	720,900
S. Monette	—	—	4,000	288,360
C.G. Huber, Jr.	4,683	380,689	4,000	288,360
R.R. Koulouris	5,598	368,448	5,000	360,450
D.P. Skarie(3)	—	—	56,108	4,797,234
T.G. Granneman(3)	30,538	2,129,090	11,611	992,741
R.D. Wilkinson	20,321	1,338,174	2,376	171,286

(1)	Value realized equals the closing price of our common stock on the New York Stock Exchange on the exercise date, less the exercise price, multiplied by the number of shares exercised.
(2)	Value realized equals the closing price of our common stock on the New York Stock Exchange on the vesting date multiplied by the number of shares of restricted stock or restricted stock units vested.
(3)

Messrs. Skarie and Granneman retired effective December 31, 2011. As such, the information contained in the table above reflects activity through the date of retirement only, including the accelerated vesting of outstanding stock awards upon retirement.

Pension Benefits

Our retirement plan may provide pension benefits in the future to certain corporate officers. Corporate officers (and other eligible employees) become vested after five years of service. In December 2003, we froze the level of vested pension benefits for administrative employees, including corporate officers. Consequently, they no longer accrue defined pension benefits. Therefore, accruals under the plan have ceased but employees hired before 2003 will receive benefits upon retiring to the extent accrued prior to December 2003. The retirement age for purposes of the plan is 65.

Annual benefits are computed by multiplying the participant’s final average earnings (average of the participant’s five highest consecutive annual earnings during ten years prior to retirement or earlier termination) by the product of 1.5% times the participant’s years of service (to a maximum of 40 years) and by subtracting from that amount up to one-half of the participant’s primary social security benefit at retirement (with the actual amount of offset determined by age and years of service at retirement). To the extent an officer’s frozen annual retirement income benefit under the plan exceeds limits imposed by the Internal Revenue Code, the amount in excess will be payable under our non-qualified, unfunded, non-contributory supplemental retirement plan. The formula used is the same formula described above. See the table below for amounts payable upon retirement to the corporate officers named in this report. Credited service includes service with Ralston Purina Company, our former parent corporation.

The following table shows the estimated annual retirement benefits that would be payable from the retirement plan to salaried employees, including the corporate officers named in this report, assuming age 65 retirement and five-year certain payment option. To the extent an employee’s compensation or benefits exceed certain limits imposed by the Internal Revenue Code of 1986, as amended, the table also includes benefits payable from an unfunded supplemental retirement plan. The table reflects benefits prior to the subtraction of social security benefits as described above.

Name	Plan Name	Number of Years Credited Service (1)	Present Value of Accumulated Benefit($) (2)	Payments During Last Fiscal Year ($)
K.J. Hunt	Ralcorp Holdings, Inc. Retirement Plan	18	645,798	—
	Ralcorp Holdings, Inc. Supplemental Executive Retirement Plan	18	450,617	—
S. Monette	Ralcorp Holdings, Inc. Retirement Plan	2	67,103	—
C.G. Huber, Jr.	Ralcorp Holdings, Inc. Retirement Plan	16	222,870	—
	Ralcorp Holdings, Inc. Supplemental Executive Retirement Plan	16	—	—
R.R. Koulouris	Ralcorp Holdings, Inc. Retirement Plan	21	631,230	—
	Ralcorp Holdings, Inc. Supplemental Executive Retirement Plan	21	33,487	—
D.P. Skarie	Ralcorp Holdings, Inc. Retirement Plan	18	650,417	30,488
	Ralcorp Holdings, Inc. Supplemental Executive Retirement Plan	18	464,651	21,781
T.G. Granneman	Ralcorp Holdings, Inc. Retirement Plan	7	233,228	12,683
	Ralcorp Holdings, Inc. Supplemental Executive Retirement Plan	7	25,676	1,396
R.D. Wilkinson	Ralcorp Holdings, Inc. Retirement Plan	8	303,125	—
	Ralcorp Holdings, Inc. Supplemental Executive Retirement Plan	8	150,915	—

(1)

Number of years of credited service is as of December 2003 and includes the number of years the officer worked at Ralston Purina Company, our former parent company. In December 2003, we froze the level of vested pension benefits for administrative employees, including corporate officers.

(2)	Present value is determined as described in the section “Critical Accounting Policies and Estimates” in this report.

Non-Qualified Deferred Compensation

We maintain a non-qualified compensation plan which allows our corporate officers and certain other key employees to defer all or part of the employee’s bonus and up to 50% of their annual salary. We also maintain an executive savings investment plan. Once eligible employees reached the legislated maximum annual pre-tax contribution to our savings investment plan or their compensation exceeds the legislated maximum compensation that can be recognized under that plan, they are eligible to defer an additional 2% to 6% of their cash compensation, a portion of which receives a company matching contribution that vests at a rate of 25% for each year of service with us. Deferrals may be made into common stock equivalents or in the Vanguard funds. Under this plan, deferrals into common stock equivalents are distributed in shares of our common stock, while deferrals into the Vanguard funds are distributed in cash.

We will match up to 100% of the first 6% of pay that is contributed to the savings investment plan and the deferred compensation plan. Generally, contributing to the deferred compensation plan begins when tax code limits are met under the savings investment plan. A number of investment funds are available as “benchmark” investment options. Amounts contributed continue to grow on a tax-deferred basis until distributed. We do not guarantee the rate of return of any fund. As with any deferred compensation plan, there are restrictions on deferral and distribution elections as well as potential financial exposure to changes in our financial health. These plans allow corporate officers to accumulate funds for retirement.

The following table summarizes certain information related to the participation in our deferred compensation plan of the corporate officers named in this report:

Name	Executive Contributions in Last FY ($)(1)	Registrant Contributions in Last FY ($)(2)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
K.J. Hunt	77,723	73,820	131,236	—	1,496,486
S. Monette	119,368	21,320	167,551	—	940,064
C.G. Huber, Jr.	85,953	22,050	5,527	—	724,320
R.R. Koulouris	71,179	12,790	24,212	—	800,320
D.P. Skarie	58,793	54,670	341,616	2,820,596	—
T.G. Granneman	241,189	7,463	259,492	944,521	1,301,592
R.D. Wilkinson	5,612	5,612	61,043	—	1,644,928

(1)	These amounts reflect deferrals into the executive savings investment plan.
(2)	These amounts are included in the “All Other Compensation” column of the Summary Compensation Table and reflect our matching contributions to the executive savings investment plan.

Potential Payments Upon Termination of Employment or Change in Control

We have management continuity agreements with our corporate officers. As discussed in the Compensation Discussion and Analysis section of this proxy statement, these agreements are meant to promote the stability and continuity of senior management in the event of an actual or anticipated change in control.

The agreements provide severance compensation to each corporate officer in the event of the officer’s voluntary or involuntary termination after a change in control. A change in control occurs upon (i) the acquisition by any person, entity or “group” within the meaning of Section 13(d)(3) or 14(d)(2) of the Securities Exchange Act of 1934, of beneficial ownership of (x) 50% or more of the aggregate voting power of the then outstanding shares of our common stock, other than acquisitions by us or any of our subsidiaries or any of our employee benefit plans or any entity holding stock for or pursuant to the terms of any such plan, or (y) all, or substantially all, of our assets, taken as a whole; or (ii) individuals who would have qualified as continuing directors shall have ceased for any reason to constitute at least a majority of our board of directors. A change in control does not include a transaction pursuant to which a third party acquires one or more of our businesses by acquiring all of our common stock while leaving our remaining businesses in a separate public company, commonly known as a Morris Trust transaction, unless the businesses so acquired constitute all or substantially all of our businesses.

In the event of a change in control, the compensation provided would be in the form of a lump sum payment equal to the present value of continuing the officer’s salary and bonus for a specified period following the officer’s termination of employment, and the continuation of other executive benefits for the same period. The applicable payment periods are determined as follows:

•

three years in the event of an involuntary termination of employment (including a constructive termination i.e., resignation after a material demotion, or a reduction in pay) that occurs at any time during the first or second year following the change in control;

•	two years in the event of an involuntary termination that occurs within three years of a change in control;

•	two years in the event of a voluntary termination that occurs within six months of a change in control; and

•

one year (two years for the chief executive officer) in the event of any other voluntary termination of employment occurring between six months and two (three in the case of the chief executive officer) years following the change in control.

Each corporate officer would also be eligible to receive the following severance benefits: (i) continuation during the applicable period of the officer’s participation in each life, health, accident and disability plan in which the officer was entitled to participate immediately prior to the change in control, (ii) payment in lump sum in cash of the present value of the benefits under our retirement plan and supplemental executive retirement plan, (iii) payment of any actual costs and expenses of litigation incurred by the officer and (iv) payment of up to $20,000 of costs or expenses incurred for outplacement assistance.

Payments will be delayed for a period of six months in the event the officer is determined to be a “specified employee” for purposes of Section 409A of the Internal Revenue Code. No payments would be made if the officer’s termination is due to death, disability or normal retirement, or is “for cause,” defined as (i) the continued failure by the officer to devote reasonable time and effort to the performance of his duties (other than a failure resulting from his incapacity due to physical or mental illness); (ii) the officer’s willfully engaging in misconduct which is materially injurious to us; or (iii) the officer’s conviction of a felony or a crime involving moral turpitude.

In addition, no payments would continue beyond the officer’s normal retirement date. Contracts governing stock options, stock appreciation rights and restricted stock provide that upon a change in control, any unexercised, unvested, unearned restricted or unpaid shares become 100% vested. The management continuity agreements provide that executives shall be indemnified from any tax under Section 4999 and Section 280G of the Internal Revenue Code that is attributable to a parachute payment under the Internal Revenue Code and any tax upon the payment of such amounts. In addition, vesting of stock-based incentive compensation awards accelerate upon a change of control and all nonqualified deferred compensation earned by the executive will be subject to payment upon termination.

The agreements also contain provisions relating to non-competition, non-solicitation of our employees and protection of our confidential information which become effective once the officer becomes eligible for payments under these agreements.

The table below sets forth estimates of the amounts to which each named executive officer would be entitled, other than accrued but unpaid base salary and benefits payable under broad-based employee benefit plans and programs in the event of the involuntary termination of the officer’s employment due to a change in control occurring on September 30, 2012. We have assumed the maximum applicable payment period of three years.

Name	Cash (Salary and Bonus) ($)(1)	Value of Stock and Long- Term Cash Awards ($)(2)	Health Benefits(3)			Insurance(4)			Outplacement Assistance	Excise Tax and Gross-Up ($)(5)	Total
			Medical ($)	Dental ($)	Vision ($)	Group Life Insurance ($)	Long- Term Disability ($)	Voluntary Personal Accident ($)
K.J. Hunt	5,100,000	21,818,780	54,408	2,444	—	17,881	1,818	792	20,000	5,436,474	32,452,597
S. Monette	1,968,000	7,138,451	55,521	3,740	—	8,989	1,818	—	20,000	1,467,456	10,663,975
C.G. Huber, Jr.	1,848,000	7,138,451	109,327	3,444	—	7,520	1,818	792	20,000	1,484,796	10,614,148
R.R. Koulouris	1,848,000	7,612,951	41,400	2,444	—	12,157	1,818	792	20,000	1,375,526	10,915,088
D.P. Skarie (6)	276,671	14,363,820	—	—	—	—	—	—	—	—	14,640,491
T.G. Granneman (6)	71,876	4,450,155	—	—	—	—	—	—	—	—	4,522,031
R.D. Wilkinson	1,848,000	7,020,191	28,044	2,444	399	4,435	1,818	389	20,000	1,267,015	10,192,735

(1)	Above amount is base salary and bonus payment for fiscal year 2012.
(2)	All unvested stock awards and cash-based long-term incentive awards and unexercisable option awards were valued at the closing price of our common stock on September 30, 2012.
(3)	Health benefits amounts are company estimated annual costs of providing the benefits over the applicable payment period.

(4)	Disability and insurance payments are calculated over the applicable payment period.
(5)

Calculations to estimate the excise tax due under Section 280G of the Internal Revenue Code are complex and reflect a number of assumptions, including that a change in control occurred on September 30, 2012, that the price per share of our common stock is the closing share price on that date, and that each corporate officer’s employment is involuntarily terminated on that date.

(6)

Messrs. Skarie and Granneman retired effective December 31, 2011. The amounts in the table above represent the amounts paid to each officer upon and in connection with his retirement. Messrs. Skarie and Granneman also received $2,820,596 and $944,521, respectively, in 2012 in payments from their respective nonqualified deferred compensation accounts at the Company. Mr. Skarie received a lump-sum distribution of his account balance, whereas Mr. Granneman received an installment payment.

In the event a corporate officer retires at or after age 62 (or age 64, depending on the age of the officer on the date of the grant) or is involuntarily terminated (other than for a termination for cause) all stock awards will immediately vest. Stock options and stock appreciation rights will remain exercisable thereafter until the earlier of the following to occur: three years from the date of normal retirement or involuntary termination; or the expiration of the award under its terms. See the above table for the value of stock and option awards at termination. Upon voluntary termination, involuntary termination or retirement, each corporate officer receives his vested retirement benefits (pension payments, 401(k) balances and deferred compensation balances) described in previous sections.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Ownership of Common Stock by Directors, Officers and Certain Beneficial Owners

The following table shows the amount of our common stock beneficially owned by each director, each corporate officer named in this report, all directors and corporate officers as a group and each person or group owning more than 5% of our outstanding shares as of December 6, 2012. Except as noted, all such persons possess sole voting and dispositive powers with respect to the shares listed. An asterisk in the column listing the percentage of shares outstanding indicates that the person owns less than 1% of the common stock outstanding.

Name of Beneficial Owner	Shares (2)	Exercisable Options (3)	Percent of Class	Other Stock- Based Items (4)
B.O. Akande(1)	—	14,844	*	1,788
B.G. Armstrong(1)	6,345	16,620	*	20,194
J.E. Baum(1)	—	14,844	*	4,074
B.H. Beracha(1)	2,000	13,000	*	1,611
D.W. Kemper(1)	16,696	28,630	*	9,204
K.A. Meister(1)	—	10,000	*	415	(5)
P.J. Moore(1)	1,000	13,000	*	1,775
J.P. Mulcahy(1)	5,000	32,503	*	11,315
D.R. Wenzel(1)	2,000	25,503	*	11,157
K.J. Hunt(1)	63,713	395,490	*	102,014
S. Monette(1)	37,560	146,818	*	15,000
C.G. Huber, Jr. (1)	40,522	131,496	*	15,000
R.R. Koulouris(1)	45,144	139,146	*	16,980
D.P. Skarie(1)	46,028	—	*	—
T.G. Granneman(1)	3,375	162,589	*	—
R.D. Wilkinson(1)	1,621	—	*	—
All directors, nominees and corporate officers as a group (18 people)	283,214	1,149,418	2.3%	255,332
Corvex Management LP(5)	2,914,996	—	5.3%	—

(1)	The business address of each of the directors and officers is Ralcorp Holdings, Inc., 800 Market Street, St. Louis, Missouri 63101.
(2)	Includes:

•	shares of our common stock owned directly or held on behalf of the individual named and subject to future vesting requirements; and

•	shares of our common stock allocated to participant accounts under our savings investment plan and executive savings investment plan.

(3)	Includes options and stock appreciation rights that were exercisable on December 6, 2012 and options and stock appreciation rights that become exercisable within 60 days of December 6, 2012.
(4)	Includes:

•

restricted stock units and restricted units (cash settled) subject to future vesting requirements (some of which are not beneficially owned as they will not be vested and settled for shares within 60 days of December 6, 2012); and

•	indirect interests in shares of our common stock held under deferred compensation plans.

(5)

As reported on Amendment No. 2 to Schedule 13D filed with the SEC on October 3, 2012, Corvex Management LP held 2,914,996 shares of our common stock for the account of certain private investment funds for which Corvex Management LP acts as the advisor, including Corvex Master Fund, LP, a Cayman Islands limited partnership, the general partner of which is controlled by Mr. Meister. Mr. Meister is managing partner of Corvex Management LP. The general partner of Corvex Management LP is controlled by Mr. Meister. Mr. Meister disclaims beneficial ownership of these securities except to the extent of his pecuniary interest in the securities. The business address of Corvex Management LP is 712 Fifth Avenue, 23rd Floor, New York, New York 10019.

Equity Compensation Plan Information

The following table provides certain information as of September 30, 2012 with respect to our equity compensation plans:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, and Rights		Weighted- Average Exercise Price of Outstanding Options and Rights ($)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	1,069,004	(1)	$44.22	(2)	3,016,077
Equity compensation plans not approved by security holders	—				—

Total	1,069,004				3,016,077

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

Board Independence

Our board believes that a significant majority of its members should be independent, non-employee directors. The board has established guidelines consistent with the current listing standards of the NYSE for determining director independence. You can find these guidelines in our corporate governance guidelines, which are posted in the Corporate Governance section of our website at www.ralcorp.com.

Director affiliations and transactions are regularly reviewed to ensure that there are no conflicts or relationships that might impair a director’s independence from the Company, senior management or our independent registered public accounting firm. The board has reviewed transactions between the Company and each of our non-employee directors, their immediate family members and affiliated entities within the last three fiscal years. The board determined that each of these transactions was conducted in the ordinary course of our business and did not create a material relationship between the Company and any of the directors involved, according to our independence guidelines. Based on this review, the board has affirmatively determined that all of our non-employee directors are independent under our guidelines and as defined in the NYSE listing standards.

Certain Relationships and Related Transactions

Pursuant to our conflict of interest policy, standards of business conduct for officers and employees and code of conduct for directors, each director and corporate officer has an obligation not to engage in any transaction that could be deemed a conflict of interest. Our directors may not engage in any transaction that could impact their independence on the board of directors.

Our audit committee is responsible for approving and ratifying transactions in which one or more directors may have an interest. The audit committee reviews the material facts of all interested transactions that require the audit committee’s approval and either approves or disapproves of the entry into the interested transaction. In the event that management, in the normal course of reviewing payable records, determines an interested transaction exists which was not approved by the audit committee, management will present the transaction to the audit committee for consideration.

The audit committee has adopted standing pre-approval of certain transactions in which an officer or director may have an interest, including (i) transactions involving competitive bids, (ii) certain charitable contributions, and (iii) certain banking related services. The audit committee believes these transactions are immaterial to us and to any director or officer. No director may participate in the approval of an interested transaction for which he is a related party. If an interested transaction will be ongoing, the audit committee may establish guidelines for our management to follow in its ongoing dealings with the related party.

Mr. Kemper is Chairman, President and Chief Executive Officer of Commerce Bancshares, Inc., which is one of seventeen banks that participated in our committed credit facility and term loan dated July 27, 2010, one of fifteen banks that participated in our committed term loan dated October 3, 2011, and one of sixteen banks that participate in our committed credit facility dated May 1, 2012. Commerce Bancshares’ lending commitment under the 2010 facility was limited to $6 million out of a total syndicate commitment of $300 million and its commitment under the 2010 term loan was limited to $4 million out of a total syndicate commitment of $200 million, its lending commitment under the 2011 facility was limited to $15 million out of a total syndicate commitment of $550 million, and its lending commitment under the 2012 facility is limited to $7.5 million out of a total syndicate commitment of $300 million. During the fiscal year, we paid approximately $116,000 in interest and $17,000 in fees to Commerce Bancshares, Inc. The board of directors and the audit committee do not believe Mr. Kemper has a material interest in the transactions between us and Commerce Bancshares, Inc.

Mr. Moore is a director of Archer-Daniels-Midland, Inc., which is a supplier of grain, flour and other ingredients that we use in our businesses. During the fiscal year, we purchased approximately $105.6 million of ingredients from Archer-Daniels-Midland, Inc. The board of directors and the audit committee do not believe Mr. Moore has a material interest in the transactions between us and Archer-Daniels-Midland, Inc.

Item 14.	Principal Accountant Fees and Services

The following table sets forth the fees paid for audit services during the fiscal years ended September 30, 2012 and 2011 and for other services during those fiscal years:

	Year Ended September 30,
	2012	2011
Audit fees (1)	$2,536,496	$1,984,083
Audit-related fees (2)	300,884	725,000
All other fees (3)	1,800	1,500

(1)	Audit fees include comfort letters, review of our SEC registration documents and out of pocket expenses.
(2)	“Audit-related fees” relate primarily to the audit of the Post cereals business in connection with the separation.
(3)	“All other fees” represent amounts paid for the use of a proprietary accounting research database.

With regard to the fees listed above, the Audit Committee has considered whether the provision by PricewaterhouseCoopers LLP of services other than audit services is compatible with its ability to maintain its independence. Regardless of the size or nature of the other services, if any, to be provided, it is the Audit Committee’s policy and practice to approve any services not under the heading “Audit fees” before any such other services are undertaken. Our audit was staffed primarily by full-time, permanent employees of PricewaterhouseCoopers LLP.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Ralcorp Holdings, Inc.

By:	/s/ Kevin J. Hunt
Kevin J. Hunt
Chief Executive Officer and President

January 28, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kevin J. Hunt Kevin J. Hunt	Director and Chief Executive Officer and President (Principal Executive Officer)	January 28, 2013

/s/ Scott Monette Scott Monette	Corporate Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	January 28, 2013

/s/ Benjamin Ola. Akande* Benjamin Ola. Akande	Director	January 28, 2013

/s/ Jonathan E. Baum* Jonathan E. Baum	Director	January 28, 2013

/s/ Barry H. Beracha* Barry H. Beracha	Director	January 28, 2013

/s/ David W. Kemper* David W. Kemper	Director	January 28, 2013

/s/ Keith A. Meister* Keith A. Meister	Director	January 28, 2013

/s/ Patrick J. Moore* Patrick J. Moore	Director	January 28, 2013

Signature	Title	Date

/s/ J. Patrick Mulcahy* J. Patrick Mulcahy	Director	January 28, 2013

/s/ David R. Wenzel* David R. Wenzel	Director	January 28, 2013

*	/s/ Gregory A. Billhartz
Gregory A. Billhartz
Attorney-in-fact

EXHIBIT INDEX

Exhibit No.	Description

2.1*	RMT Transaction Agreement dated 11/15/07, by and among Kraft Foods Inc., Cable Holdco Inc., Ralcorp Holdings, Inc. and Ralcorp Mailman LLC (Filed as Exhibit 2.1 to the Company’s Form 8-K filed November 20, 2007)

2.2*	Agreement and Plan of Merger dated as of June 20, 2010, by and among American Italian Pasta Company, a Delaware corporation, Ralcorp Holdings, Inc., a Missouri corporation, and Excelsior Acquisition Co., a Delaware corporation and a wholly owned subsidiary of Ralcorp Holdings, Inc. (Filed as to Exhibit 2.1 to the Company’s Form 8-K filed June 21, 2010)

2.3*	Amendment to Agreement and Plan of Merger dated as of July 15, 2010, by and among American Italian Pasta Company, a Delaware corporation, Ralcorp Holdings, Inc., a Missouri corporation, and Excelsior Acquisition Co., a Delaware corporation and an indirect wholly owned subsidiary of Ralcorp Holdings, Inc. (Filed as Exhibit 2.1 to the Company’s Form 8-K filed July 16, 2010)

2.4*	Securities Purchase Agreement dated August 8, 2011 by and among Ralcorp Frozen Bakery Products, Inc., Ralcorp Holdings, Inc. and Sara Lee Corporation (Filed as Exhibit 2.1 to the Company’s Form 8- K filed August 12, 2011)

2.5*	Separation and Distribution Agreement dated as of February 2, 2012 by and among the Company, Post Holdings, Inc. and Post Foods, LLC (Filed as Exhibit 2.1 to the Company’s Form 8-K filed February 8, 2012)

2.6*	Transition Services Agreement dated as of February 3, 2012 by and between Ralcorp Holdings, Inc. and Post Holdings, Inc. (incorporated by reference to Exhibit 2.2 to Post Holdings, Inc.’s Current Report on Form 8-K filed February 8, 2012 (File No. 001-35305))

2.7*	Employee Matters Agreement dated as of February 3, 2012 by and between Ralcorp Holdings, Inc. and Post Holdings, Inc. (incorporated by reference to Exhibit 2.3 to Post Holdings, Inc.’s Current Report on Form 8-K filed February 8, 2012 (File No. 001-35305))

2.8*	Contribution Agreement dated as of February 3, 2012 by and between Ralcorp Holdings, Inc. and Post Holdings, Inc. (incorporated by reference to Exhibit 2.4 to Post Holdings, Inc.’s Current Report on Form 8-K filed February 8, 2012 (File No. 001-35305))

2.9*	Agreement and Plan of Merger, dated as of November 26, 2012, among Ralcorp Holdings, Inc., ConAgra Foods, Inc. and Phoenix Acquisition Sub Inc. (Filed as Exhibit 2.1 to the Company’s Form 8-K filed November 29, 2012)

3.1*	Restated Articles of Incorporation of Ralcorp Holdings, Inc. (Filed as Exhibit 3.1 to the Company’s Form 10-Q for the period ended December 31, 1996)

3.2*	Amended Bylaws of Ralcorp Holdings, Inc. (Filed as Exhibit 3.2 to the Company’s Form 8-K filed September 24, 2009)

3.3*	Certificate of Designations for Series E Junior Participating Cumulative Preferred Stock of Ralcorp Holdings, Inc. (Filed as Exhibit 3.2 to the Company’s Form 8-K filed May 4, 2011)

4.1*	Shareholder Protection Rights Agreement dated May 4, 2011, by and between Ralcorp Holdings, Inc. and Computershare Trust Company, N.A., as Rights Agent, which includes the Form of Right Certificate as Exhibit A and the Form of Certificate of Designations for Series E Junior Participating Cumulative Preferred Stock as Exhibit C (Filed as Exhibit 4.1 to the Company’s Form 8-K filed May 4, 2011)

4.2*	First Amendment, dated as of November 26, 2012, to the Shareholder Protection Rights Agreement, dated as of May 4, 2011, between Ralcorp Holdings, Inc. and Computershare Trust Company, N.A. (Filed as Exhibit 4.1 to the Company’s Form 8-K filed November 29, 2012)

4.3*	Indenture, dated August 4, 2008, between Cable Holdco, Inc. and Deutsche Bank Trust Company Americas, as trustee (Filed as Exhibit 4.1 to the Company’s Form 8-K filed August 8, 2008)

4.4*	First Supplemental Indenture, dated August 4, 2008, by and between Ralcorp Mailman LLC and Deutsche Bank Trust Company Americas (Filed as Exhibit 4.2 to the Company’s form 8-K filed August 8, 2008)

Exhibit No.	Description

4.5*	Second Supplemental Indenture, dated August 4, 2008, by and between Ralcorp Holdings, Inc. and Deutsche Bank Trust Company Americas (Filed as Exhibit 4.3 to the Company’s Form 8-K filed August 8, 2008)

4.6*	Third Supplemental Indenture, dated January 17, 2012, by and between Ralcorp Holdings, Inc. and Deutsche Bank Trust Company Americas (Filed as Exhibit 4.4 to the Company’s Form 8-K filed January 17, 2012)

4.7*	Indenture, dated as of August 14, 2009, by and among Ralcorp Holdings, Inc., the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee (Filed as Exhibit 4.1 to the Company’s Form 8-K filed August 17, 2009)

4.8*	Supplemental Indenture, dated as of August 14, 2009, by and among Ralcorp Holdings, Inc., the guarantors named therein and Deutsche Bank Trust Company Americas, as trustee (Filed as Exhibit 4.2 to the Company’s Form 8-K filed August 17, 2009)

4.9*	Second Supplemental Indenture, dated as of July 26, 2010, by and among Ralcorp Holdings, Inc., the guarantors names therein and Deutsche Bank Trust Company Americas, as trustee (Filed as Exhibit 4.5 to the Company’s Form 8-K filed July 28, 2010)

10.1*	Reorganization Agreement dated as of January 31, 1997 by and among Ralcorp Holdings, Inc., New Ralcorp Holdings, Inc., Ralston Foods, Inc., Chex, Inc. and General Mills, Inc. (Filed as Exhibit 10.2 to the Company’s Form 10-Q for the period ended December 31, 1996)

10.2*	Agreement and Plan of Merger dated as of August 13, 1996 by and among Ralcorp Holdings, Inc., General Mills, Inc. and General Mills Missouri, Inc. (Filed as Exhibit 2.6 to the Company’s Form 10 dated December 27, 1996)

10.3*	Stock Purchase Agreement by and among Vail Resorts, Inc., Ralston Foods, Inc. and Ralston Resorts, Inc. dated July 22, 1996 (Filed as Exhibit 10.10 to the Company’s Registration Statement on Form 10, dated December 27, 1996)

10.4*	Tax Allocation Agreement dated as of August 4, 2008 between Kraft Foods Inc., Cable Holdco, Inc. and Ralcorp Holdings, Inc. (Filed as Exhibit 10.3 to the Company’s Form 8-K filed August 8, 2008)

10.5*	Tax Allocation Agreement dated as of February 3, 2012 by and between Ralcorp Holdings, Inc. and Post Holdings, Inc. (incorporated by reference to Exhibit 10.1 to Post Holdings, Inc.’s Current Report on Form 8-K filed February 8, 2012 (File No. 001-35305)

10.6*	Shareholder’s and Registration Rights Agreement dated as of February 3, 2012 by and between Ralcorp Holdings, Inc. and Post Holdings, Inc. (incorporated by reference to Exhibit 10.2 to Post Holdings, Inc.’s Current Report on Form 8-K filed February 8, 2012 (File No. 001-35305))

10.7*	$400,000,000 Credit Agreement (revolving credit) dated as of July 18, 2008 among Ralcorp Holdings, Inc., the Lenders party thereto, and JPMorgan Chase Bank as Administrative Agent, Swingline Lender and Issuing Bank dated as of July 18, 2008 (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the period ended June 30, 2008)

10.8*	$500,000,000 Credit Agreement (revolving credit) dated as of July 27, 2010, among Ralcorp Holdings, Inc., the Lenders party thereto, and JPMorgan Chase Bank as Administrative Agent, Swingline Lender and Issuing Bank (Filed as Exhibit 10.1 to the Company’s Form 8-K filed July, 28, 2010)

10.9*	Amendment No. 1 dated as of October 31, 2011 to the $500,000,000 Credit Agreement (revolving credit) dated as of July 27, 2010, among Ralcorp Holdings, Inc., the Lenders party thereto, and JPMorgan Chase Bank as Administrative Agent, Swingline Lender and Issuing Bank (Filed as Exhibit 10.81 to the Company’s Form 10-K filed December 14, 2011)

10.10*	$550,000,000 Credit Agreement (364-day facility) dated as of October 3, 2011 among Ralcorp Holdings, Inc., the Lenders party thereto, and JPMorgan Chase Bank as Administrative Agent, Swingline Lender and Issuing Bank (Filed as Exhibit 10.82 to the Company’s Form 10-K filed December 14, 2011)

10.11*	Amended and Restated Credit Agreement dated as of May 1, 2012, among Ralcorp and the lenders referred to therein (Filed as Exhibit 10.1 to the Company’s Form 8-K filed May 4, 2012)

Exhibit No.	Description

10.12*	Amendment No. 1 to Credit Agreement and Waiver, dated November 27, 2012, by and among Ralcorp Holdings, Inc., JPMorgan Chase Bank, N.A. and the lenders party thereto (Filed as Exhibit 10.2 to the Company’s Form 8-K filed November 29, 2012)

10.13*	Consent, dated November 26, 2012, by and among Ralcorp Receivables, LLC, Ralcorp Holdings, Inc., the funding agents party thereto and JPMorgan Chase Bank, N.A. (Filed as Exhibit 10.1 to the Company’s Form 8-K filed November 29, 2012)

10.14*	Credit Agreement, dated August 30, 2012, among Ralcorp and the lenders referred to therein (Filed as Exhibit 10.1 to the Company’s Form 8-K filed September 5, 2012)

10.15*	Receivables Purchase Agreement dated as of September 25, 2001 among Ralcorp Receivables Corporation, Ralcorp Holdings, Inc., Falcon Asset Securitization Corporation and Bank One, N.A. (Filed as Exhibit 10.4 to the Company’s Form 10-K for the year ended September 30, 2001)

10.16*	Amendment No. 5 to Receivables Purchase Agreement dated as of September 25, 2001 among Ralcorp Receivables Corporation, Ralcorp Holdings, Inc., Falcon Asset Securitization Corporation and Bank One, N.A. dated October 20, 2005 (Filed as Exhibit 10.4 to the Company’s Form 10-K for the year ended September 30, 2005)

10.17*	Amendment No. 6 to Receivables Purchase Agreement dated October 19, 2006 among Ralcorp Holdings, Inc., Ralcorp Receivables Corporation, Falcon Asset Securitization Company LLC, formerly known as Falcon Asset Securitization Corporation and JPMorgan Chase Bank, N.A., successor by merger to Bank One, NA (Filed as Exhibit 10.1 to the Company’s Form 8-K filed October 25, 2006)

10.18*	Amendment No. 7 to Receivables Purchase Agreement dated October 18, 2007 among Ralcorp Holdings, Inc., Ralcorp Receivables Corporation, Falcon Asset Securitization Company LLC, formerly known as Falcon Asset Securitization Corporation and JPMorgan Chase Bank, N.A., successor by merger to Bank One, NA (Filed as Exhibit 10.6 to the Company’s Form 10-K dated November 29, 2007)

10.19*	Amendment No. 8 to Receivables Purchase Agreement dated October 18, 2007 among Ralcorp Holdings, Inc., Ralcorp Receivables Corporation, Falcon Asset Securitization Company LLC, formerly known as Falcon Asset Securitization Corporation and JPMorgan Chase Bank, N.A., successor by merger to Bank One, NA (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the period ended March 31, 2008)

10.20*	Amendment No. 9 to Receivables Purchase Agreement dated October 16, 2008 (Filed as Exhibit 10.1 to the Company’s Form 8-K filed October 16, 2008)

10.21*	Amendment No. 10 to Receivables Purchase Agreement dated October 15, 2009 (Filed as Exhibit 10.8 to the Company’s Form 10-K for the year ended September 30, 2009)

10.22*	Amended and Restated Receivables Purchase Agreement, dated as of November 4, 2010, among Ralcorp Holdings, Inc., Ralcorp Receivables Corporation, the Commercial Paper Conduits party thereto, the Committed Purchasers party thereto, the Funding Agents party thereto, and JPMorgan Chase Bank, N.A., as agent (Filed as Exhibit 10.1 to the Company’s Form 8-K filed November 9, 2010)

10.23*	Amendment No. 1 to Amended and Restated Receivables Purchase Agreement, dated as of December 31, 2011, among Ralcorp Holdings, Inc., Ralcorp Receivables Corporation, the Commercial Paper Conduits party thereto, the Committed Purchasers party thereto, the Funding Agents party thereto, and JPMorgan Chase Bank, N.A., as agent (Filed as Exhibit 10.2 to the Company’s Form 8-K filed January 6, 2012)

10.24*	Amended and Restated Receivables Sale Agreement, dated as of November 4, 2010, among the Originators party thereto and Ralcorp Receivables Corporation (Filed as Exhibit 10.2 to the Company’s Form 8-K filed November 9, 2010)

Exhibit No.	Description

10.25*	Amendment No. 1 to Amended and Restated Receivables Sale Agreement, dated as of December 31, 2011, among the Originators party thereto and Ralcorp Receivables Corporation (Filed as Exhibit 10.4 to the Company’s Form 8-K filed January 6, 2012)

10.26*	Floating Rate Senior Notes, Series A, due May 22, 2010 Note Purchase Agreement (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the period ended June 30, 2003)

10.27*	$145,000,000 4.24% Series B Senior Notes due December 22, 2010, First Supplement to Note Purchase Agreements dated as of December 22, 2003 (Filed as Exhibit 10.4 to the Company’s Form 10-Q for the period ended December 31, 2003)

10.28*	$50,000,000 5.43% Series C Senior Notes due December 22, 2013, Second Supplement to Note Purchase Agreements dated as of December 22, 2003 (Filed as Exhibit 10.5 to the Company’s Form 10-Q for the period ended December 31, 2003)

10.29*	$75,000,000 4.76% Series D Senior Notes due December 22, 2013, Third Supplement to Note Purchase Agreements dated as of December 22, 2003 (Filed as Exhibit 10.6 to the Company’s Form 10-Q for the period ended December 31, 2003)

10.30*	First Amendment dated as of December 22, 2005 to Note Purchase Agreements dated as of May 22, 2003 and Series A, B, C, D and E and F Senior Notes (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the period ended December 31, 2005)

10.31*	$100,000,000 5.57% Senior Notes, Series E due December 21, 2015, Fourth Supplement to Note Purchase Agreement Senior Notes dated as of December 21, 2005 (Filed as Exhibit 10.2 to the Company’s Form 10-Q for the period ended December 31, 2005)

10.32*	$75,000,000 5.43% Senior Notes, Series F due December 21, 2012, Fifth Supplement to Note Purchase Agreement Senior Notes dated as of December 21, 2005 (Filed as Exhibit 10.3 to the Company’s Form 10-Q for the period ended December 31, 2005)

10.33*	$75,000,000 5.56% Senior Notes, Series I, Tranche A, and $25,000,000 5.58% Senior Notes, Series I, Tranche B due January 18, 2019, Eighth Supplement to Note Purchase Agreement dated January 18, 2007 (Filed as Exhibit 99.1 to the Company’s Form 8-K filed January 24, 2007)

10.34*	$100,000,000 5.93% Senior Notes, Series J due May 11, 2022, Ninth Supplement to Note Purchase Agreement, dated May 11, 2007 (Filed as Exhibit 99.1 to the Company’s Form 8-K filed May 15, 2007)

10.35*	Second Amendment dated as of July 9, 2008 to Note Purchase Agreements dated as of May 22, 2003 and Series A, B, C, D, E, F, G, H, I and J Senior Notes (Filed as Exhibit 10.4 to the Company’s Form 8-K filed August 8, 2008)

10.36*	Third Amendment and Consent dated as of January 17, 2012 to Note Purchase Agreements dated as of May 22, 2003 and Series C, D, E, F, I, and J Senior Notes (Filed as Exhibit 10.4 to the Company’s Form 8-K filed January 17, 2012)

10.37*	Note Purchase Agreement dated May 28, 2009 for $50,000,000 7.45% Senior Notes, Series 2009A, due May 28, 2019 and $50,000,000 7.60% Senior Notes, Series 2009B, due May 28, 2021 (Filed as Exhibit 10.1 to the Company’s Form 8-K filed June 3, 2009)

10.38*	First Amendment and Consent dated January 17, 2012 to Purchase Agreements dated as of May 28, 2009 and Series A and B Senior Notes (Filed as Exhibit 10.6 to the Company’s Form 8-K filed January 17, 2012)

10.39*	Amended and Restated Incentive Stock Plan Effective October 1, 2008 (Filed as Exhibit 10.10 to the Company’s Form 10-K for the year ended September 30, 2008)

10.40*	Amended and Restated Ralcorp Holdings, Inc. 2002 Incentive Stock Plan Effective October 1, 2008 (Filed as Exhibit 10.32 to the Company’s Form 10-K for the year ended September 30, 2008)

10.41*	Amended and Restated Ralcorp Holdings, Inc. 2007 Incentive Stock Plan Effective October 1, 2008 (Filed as Exhibit 10.52 to the Company’s Form 10-K for the year ended September 30, 2008)

Exhibit No.	Description

10.42*	Form of Amended and Restated Management Continuity Agreement for Corporate Officers (Filed as Exhibit 10.2 to the Company’s Form 10-Q for the period ended March 31, 2006)

10.43*	Form of Management Continuity Agreement for Co-Chief Executive Officers (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the period ended March 31, 2006)

10.44*	Split Dollar Second to Die Life Insurance Arrangement (Filed as Exhibit 10.07 to the Company’s Registration Statement on Form 10 dated December 27, 1996)

10.45*	Amended and Restated Deferred Compensation Plan for Non-Management Directors Effective October 1, 2008 (Filed as Exhibit 10.17 to the Company’s Form 10-K for the year ended September 30, 2008)

10.46*	Amended and Restated Deferred Compensation Plan for Key Employees Effective October 1, 2008 (Filed as Exhibit 10.18 to the Company’s Form 10-K for the year ended September 30, 2008)

10.47*	Executive Health Plan Effective January 1, 2001 (Filed as Exhibit 10.20 to the Company’s Form 10-K for the year ended September 30, 2005)

10.48*	Amended and Restated Executive Long Term Disability Plan Effective October 1, 2005 (Filed as Exhibit 10.21 to the Company’s Form 10-K for the year ended September 30, 2005)

10.49*	Supplemental Retirement Plan (Filed as Exhibit 10.14 to the Company’s Registration Statement on Form 10 dated December 27, 1996)

10.50*	Amended and Restated Retired Executive Survivor Benefit Plan Effective October 1, 2005 (Filed as Exhibit 10.23 to the Company’s Form 10-K for the year ended September 30, 2005)

10.51*	Amended and Restated Executive Savings Investment Plan Effective October 1, 2008 (Filed as Exhibit 10.23 to the Company’s Form 10-K for the year ended September 30, 2008)

10.52*	Form of Indemnification Agreement for all Non-Management Directors of the Company (Filed as Exhibit 10.35 to the Company’s Form 10-K for the year ended September 30, 1999)

10.53*	Form of Indemnification Agreement for all Management Directors of the Company (Filed as Exhibit 10.36 to the Company’s Form 10-K for the year ended September 30, 1999)

10.54*	Form of Indemnification Agreement for all Corporate Officers who are not Directors of the Company (Filed as Exhibit 10.37 to the Company’s Form 10-K for the year ended September 30, 1999)

10.55*	Summary of Terms of 1999 Non-Qualified Stock Options (Filed as Exhibit 10.38 to the Company’s Form 10-K for the year ended September 30, 1999)

10.56*	Form of Non-Qualified Stock Option Agreement dated May 24, 2001 for each Non-Management Director (Filed as Exhibit 10.34 to the Company’s Form 10-K for the year ended September 30, 2001)

10.57*	Form of Non-Qualified Director Stock Option Agreement dated September 27, 2001 for each Non- Management Director (Filed as Exhibit 10.35 to the Company’s Form 10-K for the year ended September 30, 2001)

10.58*	Form of 2003 Non-Qualified Stock Option Agreement (Filed as Exhibit 10.43 to the Company’s Form 10-K for the year ended September 30, 2003)

10.59*	Form of 2003 Non-Qualified Stock Option Agreement for Non-Management Directors (Filed as Exhibit 10.44 to the Company’s Form 10-K for the year ended September 30, 2003)

10.60*	Form of Non-Qualified Stock Option Agreement dated February 5, 2004 (Filed as Exhibit 10.44 to the Company’s Form 10-K for the year ended September 30, 2004)

10.61*	Form of 2004 Long-Term Restricted Stock Award for Corporate Officers (Filed as Exhibit 99.1 to the Company’s Form 8-K dated as of September 29, 2004)

Exhibit No.	Description

10.62*	Form of Director Non-Qualified Stock Option Agreement dated September 23, 2004 (Filed as Exhibit 99.1 to the Company’s Form 8-K dated September 29, 2004)

10.63*	Form of Non-Qualified Stock Option Agreement dated February 2, 2005 (Filed as Exhibit 10.2 to the Company’s Form 10-Q for the period ended March 31, 2005)

10.64*	Restricted Stock Award Agreement dated June 29, 2005 (Filed as Exhibit 10.1 to the Company’s Form 10-Q for the period ended June 30, 2005)

10.65*	Form of Director Non-Qualified Stock Option Agreement dated September 29, 2005 (Filed as Exhibit 99.1 to the Company’s Form 8-K dated October 5, 2005)

10.66*	Form of Stock Appreciation Rights Agreement dated September 29, 2005 (Filed as Exhibit 10.48 to the Company’s Form 10-K for the year ended September 30, 2005)

10.67*	Form of 2006 Non-Qualified Stock Option Agreement dated September 28, 2006 (Filed as Exhibit 99.1 to the Company’s Form 8-K filed October 4, 2006)

10.68*	Form of Stock Appreciation Rights – Summary of Terms (Filed as Exhibit 99.1 to the Company’s Form 8-K filed October 4, 2006)

10.69*	Long-Term Restricted Stock Awards dated March 30, 2007 granted to the Company’s named executive officers described in the Company’s 2006 Proxy Statement (Filed as Exhibit 99.1 to the Company’s Form 8-K filed September 29, 2004)

10.70*	Form of Stock Appreciation Rights Agreement dated September 27, 2007 (Summary of terms filed in the Company’s 8-K filed October 2, 2007)

10.71*	Form of 2007 Non-Employee Director Stock Appreciation Rights dated September 27, 2007 (Filed as Exhibit 99.1 to the Company’s 8-K filed October 2, 2007)

10.72*	Form of 2007 Non-Employee Director Stock Appreciation Rights Agreement dated October 1, 2007 (Filed as Exhibit 99.1 to the Company’s 8-K filed October 2, 2007)

10.73*	Form of Long-Term Cash Incentive Award Agreement for Co-Chief Executive Officers (Filed as Exhibit 10.57 to the Company’s Form 10-K for the year ended September 30, 2008)

10.74*	Form of Long-Term Cash Incentive Award Agreement for Corporate Officers (Filed as Exhibit 10.578 to the Company’s Form 10-K for the year ended September 30, 2008)

10.75*	Form of Stock Appreciation Rights Agreement dated September 25, 2008 (Filed as Exhibit 10.1 to the Company’s Form 8-K dated September 25, 2008)

10.76*	Form of Non-Employee Director Stock Appreciation Rights Agreement dated September 25, 2008 (Filed as Exhibit 10.2 to the Company’s Form 8-K dated September 25, 2008)

10.77*	Form of Amendment to Non-Qualified Stock Option Agreements and Stock Appreciation Rights Agreements for Non-Employee Directors, effective October 2, 2008 (Filed as Exhibit 10.2 to the Company’s Form 10-Q for the period ended December 31, 2008)

10.78*	Form of Amendment to the Management Continuity Agreements for Co-Chief Executive Officers and Corporate Officers, effective October 1, 2008 (Filed as Exhibit 10.3 to the Company’s Form 10-Q for the period ended December 31, 2008)

10.79*	Form of Amendment to Restricted Stock Award Agreements for Corporate Officers, effective October 1, 2008 (Filed as Exhibit 10.4 to the Company’s Form 10-Q for the period ended December 31, 2008)

10.80*	Form of Amendment to Non-Qualified Stock Option Agreements and Stock Appreciation Rights Agreements, effective October 1, 2008 (Filed as Exhibit 10.5 to the Company’s Form 10-Q for the period ended December 31, 2008)

Exhibit No.	Description

10.81*	Restricted Stock Unit Agreement for Co-Chief Executive Officers dated October 9, 2009 (Filed as Exhibit 10.1 to the Company’s Form 8-K dated October 15, 2009)

10.82*	Restricted Stock Agreement for Non-Chief Executive Officers dated October 9, 2009 (Filed as Exhibit 10.3 to the Company’s Form 8-K dated October 15, 2009)

10.83*	Restricted Unit Award Agreement for Corporate Officer dated July 30, 2010 (Filed as Exhibit 10.1 to the Company’s Form 8-K dated August 4, 2010)

10.84*	Restricted Unit Award Agreement dated November 17, 2011 (Disclosed in the Company’s 8-K filed November 18, 2011, with the terms substantially similar to the terms of the July 30, 2010 Unit award filed as Exhibit 10.1 to the Company’s Form 8-K filed August 4, 2010)

10.85*	Form of stock appreciation rights agreement for non-employee directors (Filed as Exhibit 10.2 to the Company’s Form 8-K filed February 22, 2012)

10.86*	Form of stock appreciation rights agreement for Messrs. Hunt and Wilkinson (Filed as Exhibit 10.3 to the Company’s Form 8-K filed February 22, 2012)

10.87*	Form of stock appreciation rights agreement for corporate officers other than Messrs. Hunt and Wilkinson (Filed as Exhibit 10.4 to the Company’s Form 8-K filed February 22, 2012)

10.88*	Form of restricted stock unit agreement for Messrs. Hunt and Wilkinson (Filed as Exhibit 10.5 to the Company’s Form 8-K filed February 22, 2012)

10.89*	Form of restricted stock unit agreement for corporate officers other than Messrs. Hunt and Wilkinson (Filed as Exhibit 10.6 to the Company’s Form 8-K filed February 22, 2012)

10.90*	Form of long-term incentive compensation award agreement (Filed as Exhibit 10.7 to the Company’s Form 8-K filed February 22, 2012)

10.91*	Form of Long-term Incentive Cash Retention Award (Filed as Exhibit 10.3 to the Company’s Form 8-K filed November 29, 2012)

10.92*	Retirement Agreement and Release, dated July 2, 2012, between Ralcorp Holdings, Inc. and Ronald D. Wilkinson (Filed as Exhibit 10.1 to the Company’s Form 8-K filed July 6, 2012)

10.93*	Separation and Release Agreement, dated as of August 14, 2012, by and between Ralcorp Holdings, Inc. and Walter N. George (Filed as Exhibit 10.1 to the Company’s Form 8-K filed August 17, 2012)

21**	Subsidiaries of the Company

23**	Consent of PricewaterhouseCoopers LLP

24**	Power of Attorney (included under Signatures)

31.1	Certification of Kevin J. Hunt pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated January 28, 2013

31.2	Certification of Scott Monette pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, dated January 28, 2013

32	Certification of Kevin J. Hunt and Scott Monette pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated January 28, 2013

Exhibit No.	Description

101.INS***	XBRL Instance Document

101.SCH***	XBRL Taxonomy Extension Schema Document

101.CAL***	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB***	XBRL Taxonomy Extension Label Linkbase Document

101.PRE***	XBRL Taxonomy Extension Presentation Linkbase Document

*	Incorporated by reference.
**	Filed with the original Annual Report on Form 10-K for the year ended September 30, 2012, which was filed on November 29, 2012.
***	Furnished with the original Annual Report on Form 10-K for the year ended September 30, 2012, which was filed on November 29, 2012.